Form 10-Q
period 2011-03-31
Chrysler Group LLC
filed 2011-05-13
CIK 1513153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-54282

CHRYSLER GROUP LLC

(Exact name of registrant as specified in its charter)

Delaware	27-0187394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Chrysler Drive Auburn Hills, Michigan	48326
(Address of principal executive offices)	(Zip Code)

(248) 512-2950

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No ✓

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No ✓

As of May 13, 2011, there were 800,000 Class A Membership Interests and 200,000 Class B Membership Interests issued and outstanding.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Form 10-Q for the Quarterly Period Ended March 31, 2011

Unless otherwise specified, the terms “we,” “us,” “our,” “Chrysler Group” or the “Company” refer to Chrysler Group LLC and its consolidated subsidiaries, or any one or more of them, as the context may require, and “Fiat” refers to Fiat S.p.A, a corporation organized under the laws of Italy, and its consolidated subsidiaries, or any one or more of them, as the context may require.

Forward-Looking Statements

This report contains forward-looking statements that reflect our current views about future events. We use the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “will,” “intend,” “may,” “plan,” “project,” “should,” “could,” “seek,” “designed,” “potential,” “forecast,” “target,” “objective,” “goal,” or the negatives of such terms or other similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Any forward-looking statement speaks only as of the date it was made, and we do not undertake any obligation to revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise. For additional discussion of these risks, refer to Item 1A. Risk Factors in our Registration Statement on Form 10, as amended (File No. 000-54282). These factors include, but are not limited to:

•	our ability to instill confidence in our long-term viability;

•	our ability to realize benefits from our industrial alliance with Fiat;

•	our ability to control costs and implement cost reduction and productivity improvement initiatives;

•	continued economic weakness and weak vehicle demand, especially in North America;

•	our lack of a captive finance company and the continued availability of financing for our dealers and customers;

•	our ability to increase vehicle sales outside of North America;

•	changes in currency exchange rates and interest rates;

•	our ability to rapidly introduce new and significantly refreshed vehicles that appeal to consumers;

•	competitive pressures which may limit our ability to reduce sales incentives and achieve better pricing;

•	increases in fuel prices that may adversely impact demand for our vehicles;

•	changes in consumer preferences which could reduce demand for our product offerings;

•	our ability to accurately forecast demand for our vehicles;

•	our ability to qualify for U.S. Department of Energy funding of our advanced technology vehicle programs under Section 136 of the Energy Independence and Security Act of 2007;

•	our substantial indebtedness and limitations on our liquidity that may limit our ability to execute our business plan;

•

disruption of production or delivery of new vehicles due to shortages of materials, labor strikes, or supplier insolvencies, including supply disruptions resulting from the natural disasters in Japan in March 2011;

•	changes in laws, regulations and government policies, particularly those relating to vehicle emissions, fuel economy and safety;

•	the impact of vehicle defects and/or product recalls; and

•	our inability to complete our planned refinancing transactions in the anticipated time frame and on acceptable terms.

If any of these risks and uncertainties materialize, or if the assumptions underlying any of our forward-looking statements prove incorrect, then our actual results, level of activity, performance or achievements may be materially different from those we express or imply by such statements.

PART I – Financial Information

Item 1. Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

Chrysler Group LLC

Auburn Hills, MI

We have reviewed the accompanying condensed consolidated balance sheet of Chrysler Group LLC and subsidiaries (“the Company”) as of March 31, 2011, and the related condensed consolidated statements of operations, cash flows, and members’ deficit for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2010, and the related consolidated statements of operations, cash flows, and members’ deficit for the year then ended (not presented herein); and in our report dated February 25, 2011 (May 6, 2011 as to Note 23), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan

May 13, 2011

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in millions of dollars)

	Three Months Ended March 31,
	2011	2010
Revenues, net	$13,124	$9,687
Cost of sales	11,077	8,330

GROSS MARGIN	2,047	1,357
Selling, administrative and other expenses	1,185	909
Research and development expenses	354	294
Restructuring expenses, net (Note 15)	11	21
Interest expense (Note 3)	348	311
Interest income	(11)	(16)

INCOME (LOSS) BEFORE INCOME TAXES	160	(162)
Income tax expense (Note 9)	44	35

NET INCOME (LOSS)	$116	$(197)

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in millions of dollars)

	March 31, 2011	December 31, 2010
CURRENT ASSETS:
Cash and cash equivalents	$9,877	$7,347
Restricted cash (Note 10)	106	304
Trade receivables, net	1,205	819
Inventories (Note 4)	4,028	3,647
Prepaid expenses and other assets (Note 6)	1,305	2,173
Deferred taxes	37	30

TOTAL CURRENT ASSETS	16,558	14,320
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	13,706	13,817
Equipment on operating leases, net	1,605	1,535

TOTAL PROPERTY AND EQUIPMENT	15,311	15,352
OTHER ASSETS:
Advances to related parties and other financial assets	148	154
Restricted cash (Note 10)	370	367
Goodwill	1,361	1,361
Other intangible assets, net (Note 5)	3,468	3,504
Prepaid expenses and other assets (Note 6)	345	352
Deferred taxes	40	39

TOTAL OTHER ASSETS	5,732	5,777

TOTAL ASSETS	$37,601	$35,449

CURRENT LIABILITIES:
Trade liabilities	$8,940	$7,028
Accrued expenses and other liabilities (Note 7)	7,770	7,594
Current maturities of financial liabilities (Note 8)	2,720	2,758
Deferred revenue	1,152	888
Deferred taxes	79	85

TOTAL CURRENT LIABILITIES	20,661	18,353
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities (Note 7)	9,998	9,961
Financial liabilities (Note 8)	10,725	10,973
Deferred revenue	571	580
Deferred taxes	73	71

TOTAL LONG-TERM LIABILITIES	21,367	21,585

Commitments and contingencies (Note 10)	-	-

MEMBERS’ DEFICIT
Membership Interests
Class A Membership Interests - 800,000 units authorized, issued and outstanding	-	-
Class B Membership Interests - 200,000 units authorized, issued and outstanding	-	-
Contributed capital	1,393	1,399
Accumulated losses	(4,321)	(4,437)
Accumulated other comprehensive loss	(1,499)	(1,451)

TOTAL MEMBERS’ DEFICIT	(4,427)	(4,489)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$37,601	$35,449

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in millions of dollars)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,117	$2,386

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(559)	(580)
Proceeds from disposals of property, plant and equipment	11	10
Proceeds from disposals of equipment on operating leases	199	325
Changes in restricted cash	192	(15)
Changes in loans and notes receivable	3	(2)

NET CASH USED IN INVESTING ACTIVITIES	(154)	(262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Chrysler Receivables SPV, LLC loan (Note 14)	-	(123)
Repayments of Gold Key Lease financing (Note 8)	(434)	(478)
Net repayment of other financial liabilities	(18)	(22)

NET CASH USED IN FINANCING ACTIVITIES	(452)	(623)

Effect of exchange rate changes on cash and cash equivalents	19	(3)
Net change in cash and cash equivalents	2,530	1,498
Cash and cash equivalents at beginning of period	7,347	5,862

Cash and cash equivalents at end of period	$9,877	$7,360

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Recognition of a financial liability related to the VEBA Trust Note, net of discount	-	3,854
Satisfaction of contribution receivable for the VEBA Trust Membership Interests	-	990

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT

(Unaudited - in millions of dollars)

	Contributed Capital	Accumulated Losses	Comprehensive Income (Loss)	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2011	$1,399	$(4,437)		$(1,451)	$(4,489)
Distribution for state tax withholding obligations on behalf of certain members	(6)				(6)
Net income		116	$116		116
Other comprehensive loss:
Unrealized loss on derivatives recorded in AOCI, net (1) (Note 12)			(100)
Realized loss on derivatives reclassified from AOCI to income, net (1) (Note 12)			61
Foreign currency translation adjustments (1)			(12)
Defined benefit plan adjustment:
Actuarial gain (1)			3

Other comprehensive loss			(48)	(48)	(48)

Comprehensive income			$68

Balance at March 31, 2011	$1,393	$(4,321)		$(1,499)	$(4,427)

	Contributed Capital	Accumulated Losses	Comprehensive Income (Loss)	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2010	$409	$(3,785)		$(854)	$(4,230)
VEBA Trust contribution	990				990
Net loss		(197)	$(197)		(197)
Other comprehensive loss:
Unrealized loss on derivatives recorded in AOCI, net (1) (Note 12)			(16)
Realized loss on derivatives reclassified from AOCI to income, net (1) (Note 12)			8
Foreign currency translation adjustments (1)			(39)
Defined benefit plan adjustment:
Actuarial gain (1)			1

Other comprehensive loss			(46)	(46)	(46)

Comprehensive loss			$(243)

Balance at March 31, 2010	$1,399	$(3,982)		$(900)	$(3,483)

(1)	Net of $0 of taxes.

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 1. Background and Nature of Operations

Unless otherwise specified, the terms “we,” “us,” “our,” “Chrysler Group” or the “Company” refer to Chrysler Group LLC and its consolidated subsidiaries, or any one or more of them, as the context may require, and “Fiat” refers to Fiat S.p.A, a corporation organized under the laws of Italy, and its consolidated subsidiaries, or any one or more of them, as the context may require.

Background

Chrysler Group LLC was formed on April 28, 2009 as a Delaware limited liability company. On June 10, 2009, we completed the transaction contemplated by the master transaction agreement dated April 30, 2009, among the Company, Fiat and Old Carco LLC (“Old Carco”) and certain of its subsidiaries, which was approved under section 363 of the U.S. Bankruptcy Code (the “363 Transaction”). In connection with the closing of the 363 Transaction, we received capital contributions from the United Auto Workers’ Retiree Medical Benefits Trust (the “VEBA Trust”), Fiat, the United States Department of the Treasury (the “U.S. Treasury”) and Canada CH Investment Corporation (“Canada CH”) in exchange for ownership interests in the Company. Refer to Note 14, Other Transactions with Related Parties, and Note 17, Subsequent Events, for additional information.

We filed a Registration Statement on Form 10 (“Form 10”) which became effective on April 26, 2011. At that time we became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10.

Nature of Operations

The nature of our primary operations includes the design, engineering, manufacture and wholesale distribution of passenger cars, utility vehicles, which include sport utility vehicles and crossover vehicles, minivans, pick-up trucks and medium-duty trucks under the brand names Chrysler, Jeep, Dodge and Ram. Our vehicles, as well as parts and accessories, including those sold under the Mopar brand name, are primarily produced and distributed in our principal markets of the United States, Canada and Mexico. Our products are sold in more than 120 countries around the world. In addition, in December 2010 we began production of the Fiat 500 and became the exclusive distributor of Fiat brand vehicles and service parts in North America in 2011. The majority of our operations, sales, independent dealers and employees are in North America, primarily in the United States. Vehicle, parts and accessories sales outside of North America are primarily through our international distribution centers, which in turn sell to local independent dealers. In 2010, Fiat assumed the management of our distribution and sales operations in select European countries, pending Fiat’s appointment as our general distributor in Europe in June 2011. Refer to Note 14, Other Transactions with Related Parties, for additional information.

Note 2. Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP principles for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Form 10.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 2. Basis of Presentation and Recent Accounting Pronouncements — Continued

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued an update to the guidance on the two-step goodwill impairment testing process for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform the second step of the goodwill impairment test if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. This guidance is effective for periods beginning after December 15, 2010 for public entities. We will comply with this guidance in connection with our goodwill impairment testing during 2011.

In October 2009, the FASB issued accounting guidance that amends the accounting for multiple-element arrangements. It addresses how to separate deliverables and measure and allocate consideration to one or more units of accounting. The overall consideration is allocated to each deliverable by establishing a selling price for each deliverable based on the following hierarchy of evidence: (i) vendor-specific objective evidence, (ii) other third party evidence or (iii) an estimate of the selling price of each deliverable in the arrangement. Both internal and external factors are used to determine the selling price of each deliverable and revenue is recognized for each deliverable in accordance with our revenue recognition policies. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted this guidance prospectively on January 1, 2011, and it did not have a material effect on our condensed consolidated financial statements.

Note 3. Interest Expense

Interest expense included the following (in millions of dollars):

	Three Months Ended March 31,
	2011	2010
Financial interest expense:
Related parties (see Note 14)	$232	$229
Other	76	51
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	58	56
Payable-in-kind interest – related party (see Note 14)	17	17
Capitalized interest related to capital expenditures	(35)	(42)

Total	$348	$311

In addition to the interest amounts included in Interest Expense in the accompanying Condensed Consolidated Statements of Operations, we recorded financial interest expense related to Gold Key Lease financing activities of $10 million and $21 million in Cost of Sales for the three months ended March 31, 2011 and 2010, respectively. Gold Key Lease financial interest expense includes the effects of interest rate swaps. We also recorded $5 million and $6 million of net interest accretion related to Gold Key Lease financing activities in Cost of Sales in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, respectively.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 4. Inventories

The components of inventories were as follows (in millions of dollars):

	March 31, 2011	December 31, 2010
Finished products, including service parts	$2,447	$2,163
Work in process	1,428	1,355
Raw materials and manufacturing supplies	153	129

Total	$4,028	$3,647

Note 5. Other Intangible Assets

The components of other intangible assets were as follows (in millions of dollars):

	Range of Useful Lives (years)	March 31, 2011
		Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$-	$2,210
Dealer networks	20	393	36	357
Fiat contributed intellectual property rights	10	320	58	262
Other intellectual property rights	1 - 12	253	7	246
Patented and unpatented technology	4 - 10	208	61	147
Favorable operating lease contracts	1 - 17	214	172	42
Software and other	1 - 8	285	81	204

Total		$3,883	$415	$3,468

	Range of Useful Lives (years)	December 31, 2010
		Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$-	$2,210
Dealer networks	20	392	31	361
Fiat contributed intellectual property rights	10	320	50	270
Other intellectual property rights	1 - 12	252	4	248
Patented and unpatented technology	4 - 10	208	53	155
Favorable operating lease contracts	1 - 17	209	158	51
Software and other	1 - 8	277	68	209

Total		$3,868	$364	$3,504

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 5. Other Intangible Assets — Continued

The following presents the amount of intangible asset amortization expense included in the respective financial statement captions of the accompanying Condensed Consolidated Statements of Operations (in millions of dollars):

		Three Months Ended March 31,
	Financial Statement Caption	2011	2010
Favorable operating lease contracts	Revenues, Net	$9	$25
Patented and unpatented technology, intellectual property, software and other	Cost of Sales	32	28
Dealer networks and other	Selling, Administrative and Other Expenses	6	2

	Total	$47	$55

Based on the gross carrying amount of other intangible assets as of March 31, 2011, the estimated future amortization expense for the next five years is as follows (in millions of dollars):

Remainder of 2011	$121
2012	149
2013	146
2014	136
2015	123

Note 6. Prepaid Expenses and Other Assets

The components of prepaid expenses and other assets were as follows (in millions of dollars):

	March 31, 2011			December 31, 2010
	Current	Non- Current	Total	Current	Non- Current	Total
Amounts due from related parties (see Note 14)	$288	$-	$288	$241	$-	$241
Pension receivable - Daimler (see Note 13)	199	-	199	198	-	198
Tax indemnity recoverable - Daimler (see Note 9)	68	-	68	1,112	-	1,112
Other	750	345	1,095	622	352	974

Total	$1,305	$345	$1,650	$2,173	$352	$2,525

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 7. Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities were as follows (in millions of dollars):

	March 31, 2011			December 31, 2010
	Current	Non- Current	Total	Current	Non- Current	Total
Pension and postretirement benefits	$238	$6,378	$6,616	$237	$6,442	$6,679
Product warranty costs	1,228	2,074	3,302	1,187	1,984	3,171
Sales incentives	2,459	-	2,459	2,130	-	2,130
Personnel costs	529	438	967	572	431	1,003
Income and other taxes (see Note 9)	357	157	514	933	153	1,086
Vehicle residual value guarantees, excluding Gold Key Lease financing	380	-	380	401	-	401
Accrued interest (1)	370	-	370	235	-	235
Workers’ compensation	87	223	310	85	224	309
Amounts due to related parties (see Note 14) (2)	230	-	230	30	-	30
Restructuring actions (see Note 15)	226	-	226	239	-	239
Other	1,666	728	2,394	1,545	727	2,272

Total	$7,770	$9,998	$17,768	$7,594	$9,961	$17,555

(1)	Includes $322 million and $215 million of accrued interest due to related parties as of March 31, 2011 and December 31, 2010, respectively. Refer to Note 14, Other Transactions with Related Parties, for additional information.
(2)	Excludes amounts due to related parties for interest which are separately discussed in (1) above.

We issue various types of contractual product warranties under which we generally guarantee the performance of products delivered for a certain period or term. The reserve for product warranties includes the expected costs of warranty obligations imposed by law or contract, as well as the expected costs for policy coverage, recall actions and buyback commitments. Estimates are principally based on assumptions regarding the lifetime warranty costs of each vehicle line and each model year of that vehicle line. The changes in accrued product warranty costs (excluding deferred revenue from separately-priced extended warranty and maintenance contracts, as well as supplier recoveries) were as follows (in millions of dollars):

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$3,171	$3,176
Provision for current period warranties	374	326
Adjustments to pre-existing warranties	77	(6)
Net warranty settlements	(346)	(353)
Interest accretion, translation and other adjustments	26	4

Balance at end of period	$3,302	$3,147

During the three months ended March 31, 2011 and 2010, we recognized recoveries from suppliers related to warranty claims of $28 million and $24 million, respectively, which are excluded from the change in warranty costs above.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 7. Accrued Expenses and Other Liabilities — Continued

We also offer customers the opportunity to purchase separately-priced extended warranty and service contracts. In addition, in 2011, we began selling vehicles with a service contract included in the sales price of the vehicle. The service contract and vehicle qualify as separate units of accounting in accordance with the accounting guidance for multiple-element arrangements. Refer to Note 2, Basis of Presentation and Recent Accounting Pronouncements, for additional information on these arrangements. The revenue from these contracts, as well as our separately-priced extended warranty and service contracts, is recorded as a component of Deferred Revenue in the accompanying Condensed Consolidated Balance Sheets at the inception of the contract and is recognized into revenue over the contract period in proportion to the costs expected to be incurred based on historical information. The following summarizes the changes in deferred revenue from these contracts (in millions of dollars):

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$829	$779
Deferred revenues for current period service contracts	107	96
Earned revenues in current period	(95)	(112)
Interest accretion, translation and other adjustments	3	21

Balance at end of period	$844	$784

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 8. Financial Liabilities

The components of financial liabilities were as follows (in millions of dollars):

	March 31, 2011
	Interest Rate		Face Value		Carrying Value
Financial Liabilities Payable Within One Year:
	Effective
U.S. Treasury first lien credit facility - Tranche B (1)	7.22	% (2)	$2,080	(8)	$2,077
Export Development Canada credit facility - Tranche X (1)	20.57	% (3)	500		453
Canadian Health Care Trust Note - Tranche D	5.50	% (4)	26		26

Other:	Weighted Average
Asset-backed notes payable - Gold Key Lease	3.11	% (5)	66		66
Liabilities from capital leases	11.66%		32		23
Other financial obligations	10.54%		86		75

Total other financial liabilities			184		164

Total financial liabilities payable within one year			$2,790		$2,720

	Maturity	Interest Rate		Face Value		Carrying Value
Financial Liabilities Payable After One Year:

		Effective
VEBA Trust Note	7/15/2023	11.71%		$4,710		$4,029
U.S. Treasury first lien credit facilities:
Tranche C (1)	6/10/2017	12.16	% (6)	3,679	(8)	3,578
Zero coupon note (1)	6/10/2017	14.33	% (7)	100		65

Total U.S. Treasury first lien credit facilities				3,779		3,643

Export Development Canada credit facilities:
Tranche X (1)	6/10/2017	20.57	% (3)	828		489
Tranche X-2 (1)	6/10/2017	7.00	% (3)	407		407

Total Export Development Canada credit facilities				1,235		896

Canadian Health Care Trust Notes:
Tranche A	6/30/2017	7.98	% (9)	444		481
Tranche B	6/30/2024	9.21	% (9)	444		457
Tranche C	6/30/2024	9.68	% (10)	99		82
Tranche D	6/30/2012	5.50	% (4)	26		24

Total Canadian Health Care Trust Notes				1,013		1,044

Mexican development banks credit facility	7/19/2025	9.65	% (11)	429		429

Other:		Weighted Average
Gold Key Lease credit facility	2012	6.89%		83		80
Asset-backed notes payable - Gold Key Lease	2012	3.04	% (5)	45		45
Liabilities from capital leases	2012-2020	14.01%		239		187
Other financial obligations	2013-2024	12.61%		405		372

Total other financial liabilities				772		684

Total financial liabilities payable after one year				11,938		10,725

Total				$14,728		$13,445

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 8. Financial Liabilities — Continued

	December 31, 2010
	Interest Rate		Face Value		Carrying Value
Financial Liabilities Payable Within One Year:
	Effective
U.S. Treasury first lien credit facility - Tranche B (1)	7.22	% (2)	$2,080	(8)	$2,076
Export Development Canada credit facility - Tranche X (1)	20.57	% (3)	500		439
Canadian Health Care Trust Note - Tranche D	5.50	% (4)	25		25

Other:	Weighted Average
Asset-backed notes payable - Gold Key Lease	3.64	% (5)	132		130
Liabilities from capital leases	11.63%		31		23
Other financial obligations	10.50%		76		65

Total other financial liabilities			239		218

Total financial liabilities payable within one year			$2,844		$2,758

	Maturity	Interest Rate		Face Value		Carrying Value
Financial Liabilities Payable After One Year:

		Effective
VEBA Trust Note	7/15/2023	11.71%		$4,710		$4,018
U.S. Treasury first lien credit facilities:
Tranche C (1)	6/10/2017	12.16	% (6)	3,662	(8)	3,557
Zero coupon note (1)	6/10/2017	14.33	% (7)	100		63

Total U.S. Treasury first lien credit facilities				3,762		3,620

Export Development Canada credit facilities:
Tranche X (1)	6/10/2017	20.57	% (3)	791		453
Tranche X-2 (1)	6/10/2017	7.00	% (3)	395		395

Total Export Development Canada credit facilities				1,186		848

Canadian Health Care Trust Notes:
Tranche A	6/30/2017	7.98	% (9)	432		470
Tranche B	6/30/2024	9.21	% (9)	432		445
Tranche C	6/30/2024	9.68	% (10)	97		79
Tranche D	6/30/2012	5.50	% (4)	25		23

Total Canadian Health Care Trust Notes				986		1,017

Mexican development banks credit facility	7/19/2025	9.65	% (11)	416		416

Other:		Weighted Average
Gold Key Lease credit facility	2012	6.21%		443		438
Asset-backed notes payable - Gold Key Lease	2012	3.05	% (5)	43		43
Liabilities from capital leases	2012-2020	13.99%		246		190
Other financial obligations	2012-2024	12.60%		418		383

Total other financial liabilities				1,150		1,054

Total financial liabilities payable after one year				12,210		10,973

Total				$15,054		$13,731

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 8. Financial Liabilities — Continued

(1)	Collectively, these loans are referred to as “Government Loans” (see Note 14).
(2)	Loans bear interest at a three month LIBOR + 5.00 percent subject to a 2.00 percent floor and a quarterly reset on LIBOR. Stated interest rate as of March 31, 2011 and December 31, 2010 was 7.00 percent.
(3)	Loans bear interest at a three month Canadian Dealer Offered Rate (“CDOR”) + 5.00 percent subject to a 2.00 percent floor and a quarterly reset on CDOR. Stated interest rate as of March 31, 2011 and December 31, 2010 was 7.00 percent.
(4)	Canadian Health Care Trust Note - Tranche D is non-interest bearing.
(5)	The weighted-average interest rates include the effects of interest rate swap agreements.
(6)	Loans bear interest at a three month LIBOR + 7.91 percent subject to a 2.00 percent floor and a quarterly reset on LIBOR. Stated interest rate as of March 31, 2011 and December 31, 2010 was 9.91 percent plus $17 million per quarter of capitalized Payable-In-Kind (“PIK”) interest.
(7)	Zero coupon note shall not bear interest until the Ally MTA (as defined and discussed in Note 10) expiration date (May 2013) or the date the Ally MTA is terminated by all parties. Upon the termination, the note shall bear interest at LIBOR + 7.91 percent subject to a 2.00 percent floor on LIBOR.
(8)	Includes capitalized PIK interest.
(9)	Loan bears interest at a stated rate of 9.00 percent.
(10)	Loan bears interest at a stated rate of 7.50 percent.
(11)	Represents the stated interest rate. Loan bears interest at the 28 day Interbank Equilibrium Interest Rate (“TIIE”) + 4.80 percent subject to a quarterly reset on TIIE.

As of March 31, 2011, the carrying amounts of our financial obligations were $1,283 million less than the face value, of which: (i) $633 million relates to discounts resulting from the allocation of fair value in connection with the 363 Transaction and the initial capitalization of the Company, (ii) $681 million relates to the discount on the senior unsecured note (“VEBA Trust Note”) recognized in connection with the VEBA Settlement Agreement offset by, (iii) $31 million relating to the net premium on the Canadian Health Care Trust (“HCT”) Notes recognized in connection with the Canadian HCT Settlement Agreement. These amounts will be accreted as an adjustment to interest expense over the remaining period to maturity. Refer to our Form 10 for further discussion of the allocation of fair value in connection with the 363 Transaction, the VEBA Settlement Agreement and the Canadian HCT Settlement Agreement. Refer to Note 17, Subsequent Events, for additional information regarding our intent to pursue a refinancing of our U.S. Treasury first lien credit agreement and Export Development Canada (“EDC”) credit agreement.

As of March 31, 2011, aggregate annual contractual maturities of financial liabilities (excluding the net discount from face value of $1,283 million) were as follows (in millions of dollars):

Remainder of 2011	$2,748	(1)
2012	301	(1)
2013	432
2014	436
2015	469
2016 and thereafter	10,342

Total	$14,728

(1)	Included in the annual contractual maturities is $53 million and $141 million due in the remainder of 2011 and 2012, respectively, related to Gold Key Lease obligations. These obligations are primarily repaid out of collections from the related operating leases and, as a result, they may be repaid prior to their contractual maturity.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 9. Income Taxes

For interim tax reporting, we estimate our annual effective tax rate and apply it to our year to date ordinary income (loss). The tax effect of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates are reported in the interim period in which they occur. There have been no significant changes in our estimates or the provision for income taxes during the three months ended March 31, 2011.

Chrysler Canada Inc. (“Chrysler Canada”) was assessed additional taxes for the years 1996 through August 3, 2007 by the Canada Revenue Agency (“CRA”) and the Provincial Tax Authorities (together, the “Canadian Tax Authorities”) related to transfer pricing adjustments. During December 2010, the Canadian Tax Authorities issued the final reassessment (the “Final Reassessment”) on the Canadian transfer pricing matter, which was accepted by both Daimler AG (“Daimler”) and us. Refer to our Form 10 for further discussion of the Canadian transfer pricing matter.

During the three months ended March 31, 2011, the Canadian Tax Authorities applied $48 million of payments previously made by us against the amount owing under the Final Reassessment, which increased the amounts owed to us by Daimler related to this matter. During the three months ended March 31, 2011, we received reimbursements from Daimler of $374 million related to payments previously made by us which had been previously applied against the Final Reassessment. In addition, Daimler made payments of $660 million to the Canadian Tax Authorities related to this matter during the first quarter of 2011. As of March 31, 2011 and December 31, 2010, our tax indemnity recoverable associated with this matter was $68 million and $1.1 billion, respectively, and is included in Prepaid Expenses and Other Assets in the accompanying Condensed Consolidated Balance Sheets. The associated obligation of $68 million and $765 million as of March 31, 2011 and December 31, 2010, respectively, is included in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets. The $765 million obligation at December 31, 2010 was net of $337 million of payments that had been previously applied by the Canadian Tax Authorities against the Final Reassessment. We anticipate the remainder of the amounts due to the Canadian Tax Authorities under the Final Reassessment and $11 million due to us will be paid by Daimler prior to the end of 2011.

In addition, the $500 million CRA tax lien and the $700 million Ontario government tax lien against our Canadian manufacturing facilities and related assets, granted while the dispute was pending, were discharged during the three months ended March 31, 2011.

As a result of the above settlements associated with the Canadian transfer pricing matter, our unrecognized tax benefits decreased during the three months ended March 31, 2011. The following is a reconciliation of our unrecognized tax benefits (in millions of dollars):

Three Months Ended March 31, 2011
Unrecognized tax benefits beginning of period	$949
Settlements	(779)
Exchange rate differences	2

Unrecognized tax benefits at end of period	$172

Our practice is to recognize interest and penalties on uncertain tax positions in income tax expense. Accrued interest on uncertain tax positions was $27 million and $681 million at March 31, 2011 and December 31, 2010, respectively. Accrued interest decreased by $654 million during the three months ended March 31, 2011, which

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 9. Income Taxes — Continued

consisted of a $641 million decrease attributable to settlements, a $15 million decrease attributable to reductions in interest assessments and a $2 million increase attributable to exchange rate differences, with a corresponding decrease to the tax indemnity recoverable.

Note 10. Commitments, Contingencies and Concentrations

Litigation

Various legal proceedings, claims and governmental investigations are pending against us on a wide range of topics, including vehicle safety; emissions and fuel economy; dealer, supplier and other contractual relationships; intellectual property rights; product warranties and environmental matters. Some of these proceedings allege defects in specific component parts or systems (including airbags, seats, seat belts, brakes, ball joints, transmissions, engines and fuel systems) in various vehicle models or allege general design defects relating to vehicle handling and stability, sudden unintended movement or crashworthiness. These proceedings seek recovery for damage to property, personal injuries or wrongful death and in some cases include a claim for exemplary or punitive damages. Adverse decisions in one or more of these proceedings could require us to pay substantial damages, or undertake service actions, recall campaigns or other costly actions.

Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. We establish an accrual in connection with pending or threatened litigation if a loss is probable and can be reasonably estimated. Since these accruals represent estimates, it is reasonably possible that the resolution of some of these matters could require us to make payments in excess of the amounts accrued. It is also reasonably possible that the resolution of some of the matters for which accruals could not be made may require us to make payments in an amount or range of amounts that could not be reasonably estimated at March 31, 2011. The term “reasonably possible” is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. Although the final resolution of any such matters could have a material effect on our operating results for the particular reporting period in which an adjustment of the estimated reserve is recorded, we believe that any resulting adjustment would not materially affect our consolidated financial position or cash flows.

More than 80 purported class action lawsuits alleging violations of antitrust law were filed on various dates in 2003 against several motor vehicle manufacturers, including Chrysler Canada, as well as the National Automobile Dealers Association and the Canadian Automobile Dealers Association. Some complaints were filed in federal courts in various states and others were filed in state courts. The complaints allege that the defendants conspired to prevent the sale to U.S. consumers of vehicles sold by dealers in Canada in order to maintain new car prices at artificially high levels in the U.S. The complaints seek injunctive relief and treble damages on behalf of each person who bought or leased a new vehicle in the U.S. since January 1, 2001. The federal court actions were consolidated in the U.S. District Court for the District of Maine and, in July 2009, the District Court granted the defendants’ motion for summary judgment. Chrysler Canada remains a defendant in four of the pending state court actions. In addition, Chrysler Canada is a defendant in a purported class action filed in the Ontario Superior Court of Justice in September 2007 that claims that a similar alleged conspiracy was preventing lower-cost U.S. vehicles from being sold to Canadians.

In December 2009, the U.S. Congress passed legislation allowing 789 automotive dealers, whose dealership franchise agreements were rejected by Old Carco in connection with the 363 Transaction, to commence binding arbitration to determine whether or not the rejected dealerships should be added to our dealer network. The legislation provides that a prevailing dealer is entitled to a letter of intent for a franchise agreement with us which

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 10. Commitments, Contingencies and Concentrations — Continued

Litigation — Continued

will require the rejected dealer to satisfy certain customary criteria. It does not provide for payment of monetary damages. Approximately 400 of those rejected dealers filed for arbitration, which proceedings have now concluded with most arbitrations having been either withdrawn, settled or decided in our favor. Litigation is pending in several federal and state courts with 15 dealers that prevailed in arbitration regarding the terms of their letters of intent and/or whether federal law preempts the state law rights of existing dealers to block us from granting a franchise to a rejected dealer for a location within a certain proximity to an existing dealer.

Environmental Matters

We are subject to potential liability under government regulations and various claims and legal actions that are pending or may be asserted against us concerning environmental matters. Estimates of future costs of such environmental matters are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which we may have remediation responsibility and the apportionment and collectability of remediation costs among responsible parties. We establish reserves for these environmental matters when a loss is probable and reasonably estimable. It is reasonably possible that the final resolution of some of these matters may require us to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the final resolution of any such matters could have a material effect on our operating results for the particular reporting period in which an adjustment of the estimated reserve is recorded, we believe that any resulting adjustment would not materially affect our consolidated financial position or cash flows.

Voluntary Service Actions and Recall Actions

We periodically initiate voluntary service and recall actions to address various customer satisfaction, safety and emissions issues related to vehicles we sell. We establish reserves for product warranty obligations, including the estimated cost of these service and recall actions, when the related sale is recognized. Refer to Note 7, Accrued Expenses and Other Liabilities, for additional information. The estimated future costs of these actions are based primarily on historical claims experience for our vehicles. Estimates of the future costs of these actions are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the number of vehicles affected by a service or recall action and the nature of the corrective action that may result in adjustments to the established reserves. It is reasonably possible that the ultimate cost of these service and recall actions may require us to make expenditures in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the ultimate cost of these service and recall actions could have a material effect on our operating results for the particular reporting period in which an adjustment of the estimated reserve is recorded, we believe that any such adjustment would not materially affect our consolidated financial position or cash flows.

Restricted Cash

Restricted cash, which includes cash equivalents, was $476 million at March 31, 2011 and represents amounts held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by Daimler ($263 million), foreign exchange and commodity hedge contracts ($94 million), as well as standby letters of credit and other agreements ($119 million). In January 2011, $167 million of collateral associated with the Gold Key Lease portfolio was released and was used to repay an equivalent amount outstanding on the Gold Key Lease credit facility.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 10. Commitments, Contingencies and Concentrations — Continued

Concentrations - Suppliers

Although we have not experienced any significant loss of production as a result of materials or parts shortages, we regularly source systems, components, parts, equipment and tooling from a sole provider or limited number of providers. Therefore, we are at risk for production delays and losses should any supplier fail to deliver goods and services on time.

Supply of raw materials, parts and components may also be disrupted or interrupted by natural disasters such as the recent earthquake and tsunami affecting Japan, the effects of which we are continuing to proactively assess. Based on our ongoing discussion with our suppliers as a result of those events in Japan, we are aware of a limited number of shortages of materials and parts, and we are taking steps to mitigate the impact of these shortages, including accessing alternative sources of supply and managing our production schedules. We will continue to work with our suppliers to monitor potential shortages and to mitigate the effects of any emerging shortages on our production volumes and revenues.

Other Matters

Ally MTA

We are a party to the Ally Master Transaction Agreement (“Ally MTA”) between the U.S. Treasury, Ally Financial Inc. (“Ally”) and U.S. Dealer Automotive Receivables Transitions LLC (“USDART”). The Ally MTA provides for a risk sharing arrangement, in which USDART will reimburse Ally for a majority of certain qualifying losses on loans with third party Chrysler dealerships issued prior to November 21, 2009. As of March 31, 2011 and December 31, 2010, $96 million of a previous advance to USDART was available to fund these qualifying loan losses and is included in Advances to Related Parties and Other Financial Assets in the accompanying Condensed Consolidated Balance Sheets. The unused portion of this advance will be transferred to us upon conclusion of the Ally MTA, which will terminate no earlier than 2013 unless all parties mutually agree to terminate the contract at an earlier date. In addition, as of March 31, 2011 and December 31, 2010, $4 million is included in Prepaid Expenses and Other Assets in the accompanying Condensed Consolidated Balance Sheets and represents qualifying loan losses incurred by Ally to date, which will reduce our indebtedness under our U.S. Treasury first lien credit facilities at the conclusion of the Ally MTA.

Ally Auto Finance Operating Agreement and Repurchase Obligations

In accordance with the terms of the Ally Auto Finance Operating Agreement (“Ally Agreement”), Ally provides wholesale and retail financing to our dealers and retail customers in the U.S., Canada and Mexico in accordance with its usual and customary lending standards. We subsidize interest rates or cash payments required at the inception of the financing arrangement, as a customer incentive, a practice known as “subvention.” Our agreement with Ally is not exclusive. Ally provides consumer and dealer financing to other manufacturers and our dealers and retail customers obtain financing, including some subvented financing, from other financing sources. Under the agreement, however, we must offer all subvention programs to Ally, and we are required to ensure that Ally finances a specified minimum percentage of the vehicles we sell in North America under rate subvention programs in which it elects to participate. We may, from time to time, offer lease products to retail customers through Ally, but Ally is not obligated to offer lease products. Under the Ally Agreement, we are required to repurchase Ally-financed inventory, upon certain triggering events and with certain exceptions, in the event of an actual or constructive termination of a dealer’s franchise agreement (including in certain circumstances when Ally forecloses on all assets of a dealer securing financing provided by Ally). These obligations exclude vehicles that have been damaged or altered, that are missing equipment or that have excessive mileage or an original invoice date that is more than one year prior to the repurchase date.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 10. Commitments, Contingencies and Concentrations — Continued

Other Matters — Continued

Ally Auto Finance Operating Agreement and Repurchase Obligations — Continued

As of March 31, 2011, the maximum potential amount of future payments required to be made to Ally under this guarantee is approximately $6.1 billion and is based on the aggregate repurchase value of eligible vehicles financed by Ally in our U.S. dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent the vehicles are able to be resold to another dealer. The fair value of the guarantee was less than $1 million at March 31, 2011, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimate reflects our actual experience.

The Ally Agreement extends through April 30, 2013, with automatic one-year renewals unless either party elects not to renew.

Other Guarantees

As of March 31, 2011, we had additional guaranteed obligations of others with maximum exposures of $25 million, of which $12 million has been accrued.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 11. Fair Value Measurements

The following summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions of dollars):

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$9,877	$-	$-	$9,877
Restricted cash	476	-	-	476
Derivatives:
Commodity swaps	-	41	25	66

Total	$10,353	$41	$25	$10,419

Liabilities:
Derivatives:
Currency forwards and swaps	$-	$130	$-	$130
Commodity swaps	-	3	2	5

Total	$-	$133	$2	$135

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$7,347	$-	$-	$7,347
Restricted cash	671	-	-	671
Derivatives:
Commodity swaps	-	54	44	98

Total	$8,018	$54	$44	$8,116

Liabilities:
Derivatives:
Currency forwards and swaps	$-	$78	$-	$78
Commodity swaps	-	6	2	8
Interest rate swaps	-	-	1	1

Total	$-	$84	$3	$87

During the three months ended March 31, 2011, there were no transfers between Level 1 and Level 2 or into or out of Level 3.

We enter into over-the-counter currency forward and swap contracts to manage our exposure to risk relating to changes in foreign currency exchange rates. We estimate the fair value of currency forward and swap contracts by discounting future net cash flows derived from market-based expectations for exchange rates to a single present value.

We enter into over-the-counter commodity swaps to manage our exposure to risk relating to changes in market prices of various commodities. Swap contracts are fair valued by discounting future net cash flows derived from market-based expectations for commodity prices to a single present value. For certain commodities within our portfolio, market-based expectations of these prices are less observable, and alternative sources are used to develop these inputs. We have classified these commodity swaps as Level 3 within the fair value hierarchy.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 11. Fair Value Measurements — Continued

We enter into over-the-counter interest rate swaps to mitigate interest rate risk exposures. We estimate the fair value of our interest rate swaps using third-party industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates and the contractual terms of the derivative instruments, which are less observable. We have classified these interest rate swaps as Level 3 within the fair value hierarchy.

We take into consideration credit valuation adjustments on both assets and liabilities taking into account credit risk of our counterparties and non-performance risk as described in Note 12, Derivative Financial Instruments and Risk Management.

The following summarizes the changes in Level 3 items measured at fair value on a recurring basis (in millions of dollars):

	Three Months Ended March 31,
	2011	2010
Derivatives Assets (Liabilities):
Balance at beginning of the period	$41	$(28)
Total realized and unrealized gains (losses):
Included in Net Income (Loss)	4	13
Included in Other Comprehensive Loss	(7)	5
Purchases, issuances and settlements, net	(15)	(2)
Transfers into Level 3	-	-
Transfers out of Level 3	-	-

Fair value at end of the period	$23	$(12)

Changes in unrealized losses relating to instruments held at end of period	$1	$16

The carrying amounts and estimated fair values of our financial instruments were as follows (in millions of dollars):

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$9,877	$9,877	$7,347	$7,347
Restricted cash	476	476	671	671
Financial assets	214	214	219	219
Financial liabilities	13,445	14,788	13,731	15,458
Derivatives:
Included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets	66	66	98	98
Included in Accrued Expenses and Other Liabilities	135	135	87	87

The estimated fair values have been determined by using available market information and valuation methodologies as described below. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair values.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 11. Fair Value Measurements — Continued

The methods and assumptions used to estimate the fair value of financial instruments are consistent with the definition presented in the accounting guidance for fair value measurements and are as follows:

Cash and cash equivalents, including restricted cash

The carrying value of cash and cash equivalents approximates fair value due to the short maturity of these instruments and consists primarily of money market funds, certificates of deposit, commercial paper, time deposits and bankers’ acceptances.

Financial assets

The fair values of financial assets were determined using either quoted market prices or valuation models that use observable market data.

Financial liabilities

The fair values of financial liabilities are estimated by discounting future cash flows using market interest rates, adjusted for the non-performance risk associated with the financial liability over the remaining term or using quoted market prices where available.

Derivative instruments

The fair values of derivative instruments are based on pricing models or formulas using current estimated cash flow and discount rate assumptions.

Note 12. Derivative Financial Instruments and Risk Management

All derivative instruments are recognized in the accompanying Condensed Consolidated Balance Sheets at fair value. The fair values of our derivative financial instruments are based on pricing models or formulas using current estimated cash flow and discount rate assumptions. We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. The adjustment is estimated based on the net exposure by counterparty. We use an estimate of the counterparty’s non-performance risk when we are in a net asset position and an estimate of our own non-performance risk when we are in a net liability position. As of March 31, 2011 and December 31, 2010, the adjustment for non-performance risk did not materially impact the fair value of derivative instruments.

The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single–A or better. The aggregate fair value of derivative instruments in asset positions as of March 31, 2011 and December 31, 2010 was approximately $66 million and $98 million, respectively, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss that we would recognize if all counterparties failed to perform as contracted could be significantly lower.

The terms of the agreements with our counterparties for foreign exchange and commodity hedge contracts require us to post collateral when derivative instruments are in a liability position. The majority of these contracts also required us to post collateral at the inception of the trade. In December 2010 and the first quarter of 2011, the majority of our agreements were renegotiated to no longer require us to post collateral at the inception of the

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 12. Derivative Financial Instruments and Risk Management — Continued

trade. During the three months ended March 31, 2011 and the year ended December 31, 2010, this resulted in the release of $61 million and $17 million, respectively, of collateral previously classified as restricted cash. In addition, these agreements contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding net asset or liability positions. These cross-default provisions could be triggered if there was a non-performance event under certain debt obligations. The fair value of the related gross liability positions as of March 31, 2011 and December 31, 2010, which represent our maximum potential exposure, were $135 million and $86 million, respectively. As of March 31, 2011 and December 31, 2010, we posted $94 million and $116 million, respectively, as collateral for foreign exchange and commodity hedge contracts that were outstanding at the respective period ends. The cash collateral is included in Restricted Cash in the accompanying Condensed Consolidated Balance Sheets. After giving consideration to offsetting asset positions for each counterparty, if cross-default provisions were triggered, there would have been an additional settlement liability of $5 million due to the counterparties as of March 31, 2011. No additional settlement liability would have been due to the counterparties as of December 31, 2010.

The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivative instruments, such as interest rates, foreign currency exchange rates or commodity volumes and prices.

Cash Flow Hedges

We use financial instruments designated as cash flow hedges to hedge exposure to foreign currency exchange risk associated with transactions in currencies other than the functional currency in which we operate. We also use financial instruments designated as cash flow hedges to hedge our exposure to commodity price risk associated with buying certain commodities used in the ordinary course of our operations.

Changes in the fair value of designated derivatives that are highly effective as cash flow hedges are recorded in Accumulated Other Comprehensive Income (Loss) (“AOCI”), net of income taxes. These changes in the fair value are then released into earnings contemporaneously with the earnings effects of the hedged items. Cash flows associated with cash flow hedges are reported in Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows. The ineffective portions of the fair value changes are recognized in the results of operations immediately. Our cash flow hedges mature within 18 months.

We discontinue hedge accounting prospectively and hold amounts in AOCI with future changes in fair value recorded directly in earnings when (i) it is determined that a derivative is no longer highly effective in off-setting changes in cash flows of a hedged item; (ii) the derivative is discontinued as a hedge instrument because it is not probable that a forecasted transaction will occur or (iii) the derivative expires or is sold, terminated or exercised. Those amounts held in AOCI are subsequently reclassified into income over the same period or period during which the forecasted transaction affects income. When hedge accounting is discontinued because it is determined that the forecasted transactions will not occur, the derivative continues to be carried on the balance sheet at fair value, and gains and losses that were recorded in AOCI are recognized immediately in earnings. The hedged item may be designated prospectively into a new hedging relationship with another derivative instrument.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 12. Derivative Financial Instruments and Risk Management — Continued

Cash Flow Hedges — Continued

The following summarizes the fair values of derivative instruments designated as cash flow hedges which were outstanding (in millions of dollars):

	March 31, 2011
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Commodity swaps	$182	$25	$(4)
Currency forwards and swaps	2,975	-	(128)

Total	$3,157	$25	$(132)

	December 31, 2010
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Commodity swaps	$205	$44	$(6)
Currency forwards and swaps	2,454	-	(72)

Total	$2,659	$44	$(78)

(1)	The related derivative instruments are recognized in the accompanying Condensed Consolidated Balance Sheets in Prepaid Expenses and Other Assets.
(2)	The related derivative instruments are recognized in the accompanying Condensed Consolidated Balance Sheets in Accrued Expenses and Other Liabilities.

The following summarizes the gains (losses) recorded in Other Comprehensive Income (Loss) (“OCI”) and reclassified from AOCI to income (in millions of dollars):

	Three Months Ended March 31,
	2011		2010
	Gain (Loss) Recorded in OCI	Gain (Loss) Reclassified from AOCI to Income	Gain (Loss) Recorded in OCI	Gain (Loss) Reclassified from AOCI to Income
Commodity swaps	$(5)	$-	$3	$-
Currency forwards and swaps	(95)	(61)	(19)	(8)

Total	$(100)	$(61)	$(16)	$(8)

We expect to reclassify existing net losses of $99 million from AOCI to income within the next 12 months.

Derivatives Not Designated as Hedges

We have elected not to apply hedge accounting to certain derivative instruments. We use derivatives to economically hedge our financial and operational exposures. Unrealized and realized gains and losses related to derivatives that are not designated as accounting hedges are included in Revenues, Net or Cost of Sales in the accompanying Condensed Consolidated Statements of Operations as appropriate depending on the nature of the risk being hedged. Cash flows associated with derivatives that are not designated as hedges are reported in Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 12. Derivative Financial Instruments and Risk Management — Continued

Derivatives Not Designated as Hedges — Continued

The following summarizes the fair values of derivative instruments not designated as hedges (in millions of dollars):

	March 31, 2011
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Commodity swaps	$260	$41	$(1)
Currency forwards and swaps	62	-	(2)
Interest rate swaps	113	-	-

Total	$435	$41	$(3)

	December 31, 2010
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Commodity swaps	$212	$54	$(2)
Currency forwards and swaps	145	-	(6)
Interest rate swaps	254	-	(1)

Total	$611	$54	$(9)

(1)	The related derivative instruments are recognized in the accompanying Condensed Consolidated Balance Sheets in Prepaid Expenses and Other Assets.
(2)	The related derivative instruments are recognized in the accompanying Condensed Consolidated Balance Sheets in Accrued Expenses and Other Liabilities.

The following summarizes the effect of derivative instruments not designated as hedges in the respective financial statement captions of the accompanying Condensed Consolidated Statements of Operations (in millions of dollars):

		Three Months Ended March 31,
	Financial Statement Caption	2011 Gain (Loss)	2010 Gain (Loss)
Currency forwards and swaps	Revenues, Net	$(6)	$9
Commodity swaps	Cost of Sales	22	(2)
Interest rate swaps	Cost of Sales	1	11

Total		$17	$18

Note 13. Employee Retirement and Other Benefits

We sponsor both noncontributory and contributory defined benefit pension plans. The majority of the plans are funded plans. The noncontributory pension plans cover certain of our hourly and salaried employees. Benefits are based on a fixed rate for each year of service. Additionally, contributory benefits are provided to certain of our salaried employees under the salaried employees’ retirement plans. These plans provide benefits based on the employee’s cumulative contributions, years of service during which the employee contributions were made and the employee’s average salary during the five consecutive years in which the employee’s salary was highest in the fifteen years preceding retirement.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 13. Employee Retirement and Other Benefits — Continued

We provide health care, legal and life insurance benefits to certain of our hourly and salaried employees. Upon retirement from the Company, employees may become eligible for continuation of certain benefits. Benefits and eligibility rules may be modified periodically.

Benefit Expense

The components of pension and other postretirement benefits (“OPEB”) (income) expense were as follows (in millions of dollars):

	Three Months Ended March 31,
	2011		2010
	Pension Benefits	OPEB	Pension Benefits	OPEB
Service cost	$67	$5	$61	$9
Interest cost	380	34	374	47
Expected return on plan assets	(454)	-	(435)	(1)
Amortization of unrecognized loss	-	3	-	1
Amortization of prior service cost	-	-	-	-

Net periodic benefit (income) expense	$(7)	$42	$-	$56

Contributions and Payments

In connection with the 363 Transaction, we acquired a $600 million receivable from Daimler to fund contributions to our U.S. pension plans. This receivable was payable to us in three equal annual installments, of which $400 million has been received. The final $200 million installment is due to us in June 2011. The carrying value of the receivable at March 31, 2011 was $199 million and is included in Prepaid Expenses and Other Assets in the accompanying Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2011, employer contributions to our funded pension plans amounted to $42 million. Employer contributions to our funded pension plans are expected to be approximately $296 million for the remainder of 2011. Of the employer contributions, $200 million will be made to the U.S. plans upon receipt of the Daimler receivable noted above and $96 million is anticipated to be made in cash to satisfy minimum funding requirements for our plans in Canada. During the three months ended March 31, 2011, employer contributions to our unfunded pension and OPEB plans amounted to $3 million and $76 million, respectively. Employer contributions to our unfunded pension and OPEB plans are expected to be $9 million and $166 million, respectively for the remainder of 2011, which represents the expected benefit payments to participants.

Note 14. Other Transactions with Related Parties

We engage in transactions with unconsolidated subsidiaries, associated companies and other related parties on commercial terms that are normal in the respective markets, considering the characteristics of the goods or services involved.

VEBA Trust

As of March 31, 2011, the VEBA Trust had a 63.5 percent ownership interest in the Company. Interest expense on the VEBA Trust Note totaled $105 million and $102 million for the three months ended March 31, 2011 and 2010, respectively.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 14. Other Transactions with Related Parties — Continued

Fiat

As of March 31, 2011, Fiat had a 25.0 percent ownership interest in the Company, of which 20.0 percent was obtained in connection with the 363 Transaction in exchange for rights to intellectual property and 5.0 percent was obtained in January 2011 upon our achievement of the Technology Event, one of three Class B Events outlined in our Amended and Restated Limited Liability Company Operating Agreement (“LLC Operating Agreement”). The Technology Event was achieved as a result of us delivering an irrevocable commitment letter to the U.S. Treasury stating that we had received the appropriate governmental approvals to begin commercial production of our Fully Integrated Robotised Engine in our Dundee, Michigan facility. Fiat’s ownership interest will increase by an additional 10 percent, in 5 percent increments, upon our achievement of the remaining two Class B Events: (i) development and regulatory approval of a 40-mile per gallon vehicle based on Fiat technology to be produced in the U.S. (the “Ecological Event”) and (ii) certain metrics relating to revenue and expansion of sales outside of North America (the “Non-NAFTA Distribution Event”).

If we do not achieve these Class B Events, Fiat may exercise an option to purchase ownership interests to replace those that were contingent upon the Class B Events. This option may not be exercised prior to January 1, 2013 unless the Government Loans have been repaid in full and terminated. Separately, Fiat holds an option to acquire an incremental 16 percent ownership interest in the Company; however, this option may not be exercised prior to January 1, 2013 unless the Government Loans have been repaid in full and terminated. After January 1, 2013, Fiat may exercise this option only if the aggregate principal amount of our Government Loans falls below $4.0 billion. Prior to the full repayment of the Government Loans, Fiat’s ownership interest cannot exceed 49.9 percent.

Refer to Note 17, Subsequent Events, for additional information regarding events that have occurred subsequent to March 31, 2011 related to the Class B Events and Fiat’s option to acquire an incremental 16 percent ownership interest in the Company.

Pursuant to our master industrial agreement with Fiat, we established an industrial alliance in which we collaborate with Fiat on number of fronts, including product and platform sharing and development, global distribution, procurement, information technology infrastructure and process improvement. The alliance is comprised of various commercial arrangements entered into pursuant to the master industrial agreement. As part of the alliance, we have access to certain of Fiat’s platforms, vehicles, products and technology. We are obligated to make royalty payments to Fiat related to the intellectual property that was contributed to us by Fiat. The royalty payments are calculated based on a percentage of the material cost of the vehicle, or portion of the vehicle or component, in which we utilize the Fiat intellectual property. We have also entered into other transactions with Fiat, including the purchase of goods and services in the ordinary course of business.

During 2010, we executed agreements with Fiat which govern the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization. In 2010, Fiat assumed the management of our distribution and sales operations in select European countries, pending Fiat’s appointment as our general distributor in Europe in June 2011. Once appointed, Fiat will distribute our vehicles and service parts in Europe through a network of newly selected dealers.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 14. Other Transactions with Related Parties — Continued

Fiat — Continued

The following summarizes our transactions with Fiat (in millions of dollars):

	Three Months Ended March 31,
	2011	2010
Sales of vehicles, vehicle parts and/or services provided to Fiat	$201	$9
Purchases of vehicles, vehicle parts and/or services from Fiat	144	34
Purchases capitalized in property, plant and equipment, net	39	19

During the three months ended March 31, 2011 and 2010, we received reimbursements from Fiat of $17 million and $11 million, respectively, for certain engineering and development activities performed under our product and platform sharing development alliance with Fiat.

During the three months ended March 31, 2011, royalty fees incurred for the intellectual property contributed were less than $1 million and no royalty fees were paid during the three months ended March 31, 2010 because production utilizing the intellectual property did not begin until December 2010.

U.S. Treasury

As of March 31, 2011, the U.S. Treasury had a 9.2 percent ownership interest in the Company. Related party transactions with the U.S. Treasury disclosed below are limited to activities related to individual contractual agreements and not statutory requirements, such as taxes.

In March 2010, we repaid the $123 million outstanding on a loan facility provided by the U.S. Treasury to Chrysler Receivable SPV, LLC related to the Auto Supplier Support Program.

Interest expense on financial resources provided by the U.S. Treasury totaled $144 million for both the three months ended March 31, 2011 and 2010, of which $17 million in each period was PIK interest and was capitalized as financial liabilities in accordance with the loan agreements. Refer to Note 8, Financial Liabilities, for additional information.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 14. Other Transactions with Related Parties — Continued

Related Party Summary

Amounts due from and to related parties were as follows (in millions of dollars):

	March 31, 2011
	VEBA Trust	Fiat and Related Parties	U.S. Treasury	Other	Total
Amounts due from related parties (included in Prepaid Expenses and Other Assets)	$-	$273	$-	$15	$288

Amounts due to related parties (included in Trade Liabilities and Accrued Expenses and Other Liabilities)	$320	$205	$2	$21	$548
Financial liabilities to related parties (included in Financial Liabilities)	4,029	-	5,720	-	9,749

Total due to related parties	$4,349	$205	$5,722	$21	$10,297

	December 31, 2010
	VEBA Trust	Fiat and Related Parties	U.S. Treasury	Other	Total
Amounts due from related parties (included in Prepaid Expenses and Other Assets)	$-	$227	$-	$14	$241

Amounts due to related parties (included in Trade Liabilities and Accrued Expenses and Other Liabilities)	$214	$100	$1	$7	$322
Financial liabilities to related parties (included in Financial Liabilities)	4,018	-	5,696	-	9,714

Total due to related parties	$4,232	$100	$5,697	$7	$10,036

Amounts included in “Other” above relate to balances with a related unconsolidated company as a result of transactions in the ordinary course of business.

Note 15. Restructuring Actions

In connection with the 363 Transaction, we assumed certain liabilities related to specific restructuring actions commenced by Old Carco. These liabilities represent costs for workforce reduction actions related to our represented and non-represented hourly and salaried workforce, as well as specific contractual liabilities assumed for other costs, including supplier cancellation claims.

Key initiatives for Old Carco’s restructuring actions included workforce reductions, elimination of excess production capacity, refinements to its product portfolio and restructuring of international distribution operations. To eliminate excess production capacity, Old Carco eliminated manufacturing work shifts, reduced line speeds at certain manufacturing facilities, adjusted volumes at stamping and powertrain facilities and idled certain manufacturing plants. Old Carco’s restructuring actions also included the cancellation of five existing products from the portfolio, discontinued development on certain previously planned product offerings and the closure of certain parts distribution centers in the U.S. and Canada. We will continue to execute the remaining actions under Old Carco’s restructuring initiatives over the next two years. The remaining actions principally include the

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 15. Restructuring Actions — Continued

completion of the activities associated with the idling of three manufacturing facilities and the restructuring of our international distribution operations, the plans of which have been refined, including the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization. Refer to Note 14, Other Transactions with Related Parties, for additional information. Costs associated with these remaining actions include, but are not limited to: employee severance, relocations, plant deactivations, contract cancellations and legal claims. The remaining workforce reductions will affect represented and non-represented hourly and salaried employees and will be achieved through a combination of retirements, special programs, attrition and involuntary separations.

During the three months ended March 31, 2011 and 2010, we recorded charges of $14 million and $19 million, respectively, net of discounting. The charges related to costs associated with workforce reductions and plant deactivations for previously announced restructuring initiatives.

During the three months ended March 31, 2011 and 2010, we made refinements to existing reserve estimates resulting in a net reduction of $3 million and a net increase of $1 million, respectively. The adjustments related to changes in the expected workforce reduction costs as a result of management’s adequacy reviews, which took into consideration the actual acceptances and the composition of the remaining estimated costs.

Additional charges of approximately $30 million related to employee relocations and plant deactivation costs, as well as interest accretion, are expected to be recognized in total during the remainder of 2011 and 2012. We anticipate that the total costs we will incur related to these restructuring activities, including the initial assumption of the $554 million obligation from Old Carco, will be $651 million, including $390 million related to employee termination benefits and $261 million of other costs.

The restructuring charges, reserve adjustments and interest accretion are included in Restructuring Expenses, Net in the accompanying Condensed Consolidated Statements of Operations and would have otherwise been reflected in Cost of Sales.

In connection with these actions, we expect to make payments of approximately $249 million and $3 million during the remainder of 2011 and 2012, respectively. Additional payments of approximately $4 million are expected to be funded through pension and other post-employment benefit plans related to special retirement programs and other benefits.

Restructuring reserves are included in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets. The following summarizes the restructuring reserves activity (in millions of dollars):

	Three Months Ended March 31,
	2011			2010
	Workforce Reductions	Other	Total	Workforce Reductions	Other	Total
Balance at beginning of period	$79	$160	$239	$343	$38	$381
Charges	7	7	14	13	6	19
Adjustments to reserve estimates	(3)	-	(3)	1	-	1
Payments	(18)	(6)	(24)	(37)	(9)	(46)
Amounts recognized and transferred to employee benefit plans	(1)	-	(1)	(3)	-	(3)
Interest accretion	-	-	-	1	-	1
Other, including currency translation	(1)	2	1	4	-	4

Balance at end of period	$63	$163	$226	$322	$35	$357

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 16. Venezuelan Currency Devaluation

The functional currency of Chrysler de Venezuela (“CdV”), our wholly-owned subsidiary in Venezuela, is the U.S. Dollar (“USD”). Pursuant to certain Venezuelan foreign currency exchange control regulations, the Central Bank of Venezuela (“BCV”) centralizes all foreign currency transactions in the country. Under these regulations, the purchase and sale of foreign currency must be made through the Commission for the Administration of Foreign Exchange (“CADIVI”).

Prior to January 1, 2010, the official exchange rate was 2.15 bolivar fuerte (“BsF”) per USD. In January 2010, the Venezuelan government devalued the BsF relative to the USD from the official rate of 2.15 BsF per USD to a dual-rated system regulated by the CADIVI. The dual-rate included (i) an essential rate of 2.60 BsF per USD for food, technology and other items, such as our car kits, and (ii) a nonessential rate of 4.30 BsF per USD for all other transactions. As a result of this devaluation, we recorded a foreign currency translation loss of $20 million in the first quarter of 2010. On December 30, 2010, a further devaluation of the BsF was announced, eliminating the essential rate of 2.60 BsF per USD and requiring all CADIVI-approved transactions, including transactions that were pending CADIVI approval prior to the announcement, to occur at the previous nonessential rate of 4.30 BsF per USD. The new rate was declared effective as of January 1, 2011. The nonessential rate remained unchanged. However, as a result of the announced devaluation of the essential rate on December 30, 2010, we remeasured all BsF denominated balances at that time. No additional events have occurred during the first quarter of 2011 which would further impact the BsF to USD exchange rate.

At March 31, 2011 and December 31, 2010, the net monetary assets of CdV denominated in BsF were 292 million ($68 million USD) and 348 million ($81 million USD), respectively, which included cash and cash equivalents denominated in BsF of 482 million ($112 million USD) and 651 million ($151 million USD), respectively.

Note 17. Subsequent Events

Fiat Ownership Interest

In April 2011, we delivered a notice to the U.S. Treasury confirming that we had achieved the Non-NAFTA Distribution Event in our LLC Operating Agreement. As a result, Fiat’s ownership interest increased to 30.0 percent pursuant to our LLC Operating Agreement.

In April 2011, Fiat agreed with us and our other members that Fiat would increase its ownership interest in us by exercising in full its call option to acquire an incremental 16 percent ownership interest in us pursuant to the terms of our LLC Operating Agreement. Fiat has agreed that it would acquire the additional ownership interest for a payment of $1,268 million, concurrently with the repayment in full of our U.S. Treasury first lien credit agreement and EDC credit agreement, provided that these repayments are completed by June 30, 2011.

Upon the closing of this call option exercise, we will receive the entire exercise price in cash, increasing our contributed capital by the net proceeds of the option exercise, and will issue new membership interests to Fiat, increasing Fiat’s aggregate fully-diluted ownership interest by 16 percent.

On May 2, 2011, we announced that we intend to pursue a refinancing of our U.S. Treasury first lien credit agreement and EDC credit agreement, through a new senior secured term loan and revolving credit facility of up to $5 billion and an expected issuance of secured debt securities. The net proceeds of these transactions, together with the proceeds from Fiat’s exercise of its call option and cash generated from our operations, will be used to fully repay our outstanding loans under the U.S. Treasury first lien credit agreement and EDC credit agreement and to pay related fees and expenses. The terms and timing of these transactions remain subject to market conditions and agreement between the Company and prospective lenders and investors, and there can be no assurance that we can complete these transactions on terms acceptable to us.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 17. Subsequent Events — Continued

TARP Covenants

In April 2011, we agreed with the U.S. Treasury that in the event that the obligations under the U.S. Treasury loan agreement were repaid in full and the commitment under that agreement terminated, we would, in lieu of the vitality covenants, governance covenant and TARP covenants, agree to continue to comply with the requirements of TARP as though the Company and its subsidiaries remained a TARP recipient receiving exceptional financial assistance through the date on which the U.S. Treasury sells the Class A Membership Interests it originally acquired in connection with the 363 Transaction (the “TARP Restricted Period”). Specifically, we agreed to comply with the vitality covenant and covenants substantially similar to the TARP covenants during the TARP Restricted Period. Under this agreement, we would no longer be bound by the restrictions on executive privileges and compensation established under the Emergency Economic Stabilization Act (“EESA”) as of the end of the TARP Restricted Period. The agreement expressly confirms that these TARP and EESA restrictions will not be applicable to Fiat or any of its affiliates (other than Chrysler Group and its subsidiaries) in the event Fiat acquires a majority ownership in us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our financial condition and operating results should be read together with our accompanying condensed consolidated financial statements and our Registration Statement on Form 10, as amended (“Form 10”), filed with the Securities and Exchange Commission (“SEC”).

Selected Financial and Other Data

The following table sets forth selected financial and other data for the periods presented:

	Three Months Ended March 31,
	2011	Percentage of Revenues	2010	Percentage of Revenues
	(in millions of dollars)
Condensed Consolidated Statements of Operations Data:
Revenues, net	$13,124	100.0%	$9,687	100.0%
Gross margin	2,047	15.6%	1,357	14.0%
Selling, administrative and other expenses	1,185	9.0%	909	9.4%
Research and development expenses	354	2.7%	294	3.0%
Interest expense	348	2.7%	311	3.2%
Net income (loss)	116	0.9%	(197)	(2.0)%

	March 31, 2011	December 31, 2010
	(in millions of dollars)
Condensed Consolidated Balance Sheets Data at Period End:
Cash and cash equivalents	$9,877	$7,347
Restricted cash	476	671
Total assets	37,601	35,449
Current maturities of financial liabilities	2,720	2,758
Long-term financial liabilities	10,725	10,973
Members’ Deficit	(4,427)	(4,489)

	Three Months Ended March 31,
	2011	2010
	(in millions of dollars)
Condensed Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in):
Operating activities	$3,117	$2,386
Investing activities	(154)	(262)
Financing activities	(452)	(623)

Other Financial Information:
Depreciation and amortization expense	$701	$732
Capital expenditures	559	580

Other Statistical Information:
Net worldwide factory shipments (in thousands) (1)	478	367
Worldwide vehicle sales (in thousands) (2)	394	334
U.S. dealer inventory at period end (in thousands)	302	208

Number of employees at period end	53,396	48,482

(1)	Represents vehicle sales to our dealers, distributors and fleet customers. For additional information refer to Results of Operations – Worldwide Factory Shipments.

(2)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.

(3)	Our calculation is based on J.D. Power & Associates data as adjusted by us to reflect a constant Q1 2011 sales model mix.

Overview of our Operations

Chrysler Group is a Delaware limited liability company formed on April 28, 2009 with membership interests held by the United Auto Workers’ Retiree Medical Benefits Trust (“VEBA Trust”), Fiat, the United States Department of the Treasury (“U.S. Treasury”) and Canada CH Investment Corporation (“Canada CH”). Throughout this report, we refer to the economic and voting rights associated with our membership interests as ownership interests.

We generate revenue, income and cash primarily from our sales of Chrysler, Jeep, Dodge and Ram vehicles, and Mopar service parts and automotive accessories to dealers and distributors for sale to retail and fleet customers. The majority of our operations, employees, independent dealers and vehicle sales are in North America, principally in the United States. Approximately 10 percent of our vehicle sales are outside North America, mostly in South America, Asia Pacific and Europe. We also generate revenue, income and cash from the sale of separately-priced extended warranty service contracts to consumers and from providing contract manufacturing services to other vehicle manufacturers, including Fiat.

Our dealers enter into wholesale financing arrangements to purchase vehicles to hold in inventory which are available for sale to retail customers. Our retail customers use a variety of finance and lease programs to acquire vehicles from our dealers. The availability of financing on reasonable terms is a significant factor influencing our vehicle sales and revenues.

We have an industrial alliance with Fiat that provides for collaboration in a number of areas, including product platform sharing and development, global distribution, procurement, information technology infrastructure and process improvement. In December 2010, we began production of the Fiat 500 and became the exclusive distributor of Fiat brand vehicles and service parts in North America in 2011. In 2010, Fiat assumed the management of our distribution and sales operations in select European countries, pending Fiat’s appointment as our general distributor in Europe in June 2011.

Fiat Ownership Interest

In January 2011, we delivered an irrevocable commitment letter to the U.S. Treasury stating that we had received the appropriate governmental approvals to begin commercial production of our Fully Integrated Robotised Engine in our Dundee, Michigan facility, which represented our achievement of the first of the three Class B Events as outlined in our Amended and Restated Limited Liability Company Operating Agreement (“LLC Operating Agreement”). In April 2011, we achieved our second Class B Event and delivered a notice to the U.S. Treasury confirming that we had achieved the Non-NAFTA Distribution Event as outlined in our LLC Operating Agreement. As a result of the achievement of these Class B Events, Fiat’s ownership interest increased from 20.0 percent to 30.0 percent, in increments of 5 percent.

In April 2011, Fiat agreed with us and our other members that Fiat would increase its ownership interest in us by exercising in full its call option to acquire an incremental 16 percent ownership interest in us pursuant to the terms of our LLC Operating Agreement. Fiat has agreed that it would acquire the incremental ownership interest for a payment of $1,268 million, concurrently with and subject to the repayment in full of our U.S. Treasury first lien credit agreement and Export Development Canada (“EDC”) credit agreement, provided that these repayments are completed by June 30, 2011. Refer to – Liquidity and Capital Resources, Liquidity Overview, for additional information regarding our intent to pursue a refinancing of our U.S. Treasury first lien credit agreement and EDC credit agreement.

Upon the closing of this call option exercise, we will receive the entire exercise price in cash, increasing our contributed capital by the net proceeds of the option exercise, and will issue new membership interests to Fiat, increasing Fiat’s aggregate fully-diluted ownership interest by 16 percent.

Vehicle Sales

The following table summarizes our new vehicle sales by geographic market:

	Three Months Ended March 31,
	2011(1)(2)			2010(1)(2)
	(vehicles in thousands)
	Chrysler Group	Industry	Percentage of Industry	Chrysler Group	Industry	Percentage of Industry
U. S.	287	3,112	9.2%	235	2,588	9.1%
Canada	50	340	14.7%	45	332	13.7%
Mexico	20	218	9.3%	19	194	9.7%

Total North America	357	3,670	9.7%	299	3,114	9.6%

Rest of World	37			35

Total Worldwide	394			334

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.

(2)	The Company’s estimated industry and market share data presented are based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight, Ward’s Automotive and R.L. Polk Data.

The following table summarizes the total U.S. industry sales of new motor vehicles of domestic and foreign models and our relative competitive position:

	Three Months Ended March 31,
	2011(1)(2)			2010(1)(2)
	(vehicles in thousands)
	Chrysler Group	Industry	Percentage of Industry	Chrysler Group	Industry	Percentage of Industry
Cars
Small	10	584	1.7%	8	450	1.7%
Mid-size	23	574	4.0%	18	491	3.6%
Full-size	20	204	9.6%	29	198	14.5%
Sport	11	134	8.0%	10	137	7.1%

Total Cars	64	1,496	4.3%	65	1,276	5.0%

Minivans	52	120	43.1%	46	96	47.7%
Utility Vehicles	115	984	11.7%	83	802	10.4%
Pick-up Trucks	54	392	13.8%	39	320	12.3%
Van & Medium-Duty Truck	2	120	2.2%	2	94	2.1%

Total Vehicles	287	3,112	9.2%	235	2,588	9.1%

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.

(2)	The Company’s estimated industry and market share data presented are based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight, Ward’s Automotive and R.L. Polk Data.

Cyclical Nature of Business

As is typical in the automotive industry, our vehicle sales are highly sensitive to general economic conditions, availability of financing for dealers and retail customers and other external factors, including fuel prices, and as a result may vary substantially from quarter to quarter. Retail customers tend to delay the purchase of a new vehicle when disposable income and consumer confidence are low. In addition, our vehicle production volume and related revenues may vary from month to month, sometimes due to plant shutdowns, which may occur for several reasons, including production changes from one model year to the next. These model year changeovers occur throughout the year consistent with our product plan. Plant shutdowns, whether associated with model year changeovers or other factors, can have an impact on our revenues and a negative impact on our working capital as we continue to pay suppliers under standard contract terms while we do not receive proceeds from vehicle sales.

Results of Operations

Worldwide Factory Shipments

The following table summarizes our gross and net worldwide factory shipments, which include vehicle sales to our dealers, distributors and fleet customers. Management believes that this data provides meaningful information regarding our operating results. Shipments of vehicles manufactured by our assembly facilities are generally aligned with current period production, which is driven by consumer demand. Revenue is generally recognized when the risks and rewards of ownership of a vehicle have been transferred to our customer, which usually occurs upon release of the vehicle to the carrier responsible for transporting the vehicle to our customers. Our fleet customers include rental car companies, commercial fleet customers, leasing companies and governmental entities. Our fleet shipments include vehicle sales through our Guaranteed Depreciation Program (“GDP”) under which we guarantee the residual value or otherwise assume responsibility for the minimum resale value of the vehicle. We account for such sales similar to an operating lease and recognize rental income over the contractual term of the lease on a straight-line basis. At the end of the lease term, we recognize revenue for the portion of the vehicle sales price which had not been previously recognized as rental income and recognize, in cost of sales, the remainder of the cost of the vehicle which had not been previously recognized as depreciation expense over the lease term. We include GDP vehicle sales in our worldwide factory shipments at the time of auction rather than at the time of sale to the fleet customer, consistent with the timing of revenue recognition. We consider these net worldwide factory shipments to approximate the timing of revenue recognition.

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010
	(units in thousands)
Retail	375	265	110
Fleet	110	115	(5)

Worldwide Factory Shipments	485	380	105
Adjust for GDP activity during the period:
Less: Vehicles shipped	(25)	(21)	(4)
Plus: Vehicles auctioned	18	8	10

Net Worldwide Factory Shipments	478	367	111

Consolidated Results

The following is a discussion of the results of operations for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The discussion of certain expense line items (cost of sales, gross margin, selling, administrative and other expenses, and research and development expenses) includes a presentation of such line items as a percentage of revenues, for the respective periods presented, to facilitate the discussion of the three months ended March 31, 2011 compared to the comparable period in 2010.

Revenues, Net

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010
	(in millions of dollars)
Revenues, net	$13,124	$9,687	$3,437 35.5%

Revenues for the three months ended March 31, 2011 increased $3,437 million as compared to the same period in 2010 primarily due to an increase in our net worldwide factory shipments from 367 thousand vehicles for the three months ended March 31, 2010 to 478 thousand vehicles for the three months ended March 31, 2011, which accounted for approximately $2.7 billion of the revenue increase. The increase in our net worldwide factory shipments was primarily driven by consumer demand for our 16 all new or significantly refreshed vehicles, for which production launched during 2010. Typically our vehicles are available for retail purchase two to three months following production launch. In addition, the increase in our shipments was driven by the overall recovery of the U.S. automotive market from the first quarter of 2010 to the first quarter of 2011, as U.S. automotive vehicle sales increased by 20 percent. Approximately $500 million of the revenue increase was attributable to more favorable pricing of our 2011 and 2012 model year vehicles as compared to the prior model year and reduced reliance on incentives.

Cost of Sales

	Three Months Ended March 31,				Increase (Decrease)
	2011	Percentage of Revenues	2010	Percentage of Revenues
	(in millions of dollars)
Cost of sales	$11,077	84.4%	$8,330	86.0%	$2,747 33.0%
Gross margin	$2,047	15.6%	$1,357	14.0%	$690 50.8%

Fluctuations in our cost of sales are driven primarily by the number of vehicles we produce and sell. The cost of materials and components make up a majority of our cost of sales, approximately 70 percent in each period. The remaining costs primarily include labor costs consisting of direct and indirect wages and fringe benefits, depreciation and amortization, and transportation costs. Cost of sales also includes warranty and product-related costs, as well as interest, depreciation and amortization expense related to the Gold Key Lease portfolio and depreciation expense related to our GDP vehicles.

Cost of sales for the three months ended March 31, 2011 increased $2,747 million as compared to the same period in 2010 primarily due to higher production volumes and an increase in vehicle shipments, which accounted for approximately $2.1 billion of the increase. In addition, approximately $300 million of the increase in cost of sales was due to additional costs associated with enhanced features and content in our 2011 and 2012 model year vehicles. For the three months ended March 31, 2011, price increases for certain raw materials, particularly steel, had a negative impact on our cost of sales of approximately $135 million, however we were able to offset this increase with cost savings, principally from commercial renegotiations and technical efficiencies. Our exposure to increases in steel prices during the three months ended March 31, 2011 was limited because we purchased approximately two-thirds of our steel pursuant to fixed-price contracts. These contracts are scheduled to expire in mid-2011, however we are currently negotiating new fixed-price contracts with steel suppliers.

Selling, Administrative and Other Expenses

	Three Months Ended March 31,				Increase (Decrease)
	2011	Percentage of Revenues	2010	Percentage of Revenues
	(in millions of dollars)
Selling, administrative and other expenses	$1,185	9.0%	$909	9.4%	$276 30.4%

Selling, administrative and other expenses include personnel, advertising, warehousing and other costs. The increase in selling, administrative and other expenses during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily due to a $225 million increase in advertising expenses period over period. The increase was principally due to the retail launch of 11 new vehicles, which began arriving in dealerships during the first quarter of 2011. Typically, significant advertising expense is incurred in the initial months that new vehicles are available to customers in the dealerships. The increase in advertising expense is also due to increased spending on brand-focused advertising campaigns in our efforts to continue to build brand awareness.

Research and Development Expenses

	Three Months Ended March 31,				Increase (Decrease)
	2011	Percentage of Revenues	2010	Percentage of Revenues
	(in millions of dollars)
Research and development expenses	$354	2.7%	$294	3.0%	$60 20.4%

Research and development expenses consist of material costs and personnel related expenses associated with engineering, design and development. Our research and development spending has been focused on improving the quality of our vehicles and reducing the time-to-market of new vehicles, including both short-term improvements related to existing vehicles, which include easily recognizable and extensive upgrades to vehicle interiors, and longer term product and powertrain programs. The increase in research and development expenses for the three months ended March 31, 2011 as compared to the same period in 2010 was primarily due to increased costs incurred related to joint development programs with Fiat associated with the Compact U.S. Wide (“CUSW”) platform, Fiat 500 and various engine and other programs, as well as future mid cycle actions related to our current vehicle portfolio. To support these efforts, we increased our engineering, research and development headcount by approximately 20 percent from March 31, 2010 to March 31, 2011, while also increasing our temporary contract workers to meet specialized needs.

Interest Expense

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010
	(in millions of dollars)
Interest expense	$348	$311	$37 11.9%

Interest expense for the three months ended March 31, 2011 consisted of $308 million of financial interest expense, of which $127 million, $105 million, $28 million and $22 million was associated with our debt obligations to the U.S. Treasury, VEBA Trust, EDC and Canadian Health Care Trust, respectively. This financial interest expense was partially offset by $35 million of capitalized interest related to certain assets under construction. In addition, interest expense for the three months ended March 31, 2011 included $58 million of non-cash interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments related to obligations assumed in our transaction with Old Carco LLC (“Old Carco”) in June 2009. Interest expense for the three months ended March 31, 2011 also included $17 million of payable-in-kind interest associated with the U.S. Treasury Tranche C credit facility.

Interest expense for the three months ended March 31, 2010 consisted of $280 million of financial interest expense, of which $127 million, $102 million and $25 million was associated with our debt obligations to the U.S. Treasury, VEBA Trust and EDC, respectively. This financial interest expense was partially offset by $42 million of capitalized interest related to certain assets under construction. In addition, interest expense for the three months ended March 31, 2010 included $56 million of non-cash interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments related to obligations assumed in our transaction with Old Carco in June 2009. Interest expense for the three months ended March 31, 2010 also included $17 million of payable-in-kind interest associated with the U.S. Treasury Tranche C credit facility.

Liquidity and Capital Resources

Liquidity Overview

We require significant liquidity in order to meet our obligations and fund our business plan. Short-term liquidity is required to purchase raw materials, parts and components required for vehicle production, and to fund selling, administrative, research and development and other expenses. In addition to our general working capital needs, we expect to use significant amounts of cash for the following purposes: (i) capital expenditures to support our existing and future products; (ii) interest and principal payments to the U.S. Treasury and EDC (including principal repayments totaling $2.5 billion due in December 2011, which we may repay pursuant to our plans to refinance these arrangements as discussed below); (iii) certain payments under the VEBA Trust Note and the Canadian Health Care Trust Notes; (iv) pension and OPEB payments and (v) payments on capital leases and other financial obligations.

Refer to –Contractual Obligations, for additional information regarding short-term and long-term payments due under our significant contractual obligations and commitments as of March 31, 2011.

Liquidity needs are met primarily through cash generated from operations, including the sale of vehicles and parts to dealers, distributors and other customers worldwide. In addition, undrawn credit facilities are available as detailed under the caption – Total Available Liquidity below. Finally, long-term liquidity needs may involve some level of debt refinancing as outstanding debt becomes due or we are required to make amortization or other principal payments. Although we believe that our current level of total available liquidity is sufficient to meet our short-term and long-term liquidity requirements, we regularly evaluate opportunities to improve our liquidity position and reduce our net industrial debt over time in order to enhance our financial flexibility and to achieve and maintain a liquidity and capital position consistent with that of our principal competitors.

As we announced on May 2, 2011, we intend to pursue a refinancing of our U.S. Treasury first lien credit agreement and EDC credit agreement, through a new senior secured term loan and revolving credit facility of up to $5 billion and an expected issuance of secured debt securities. The net proceeds of these transactions, together with the proceeds from Fiat’s exercise of its call option and cash generated from our operations, will be used to fully repay our outstanding loans under the U.S. Treasury first lien credit agreement and EDC credit agreement and terminate outstanding lending commitments under those facilities, and to pay related fees and expenses. The terms and timing of these transactions remain subject to market conditions and agreement between the Company and prospective lenders and investors, and there can be no assurance that we can complete these transactions on terms acceptable to us.

The Department of Energy (“DOE”) is operating a program in which it may provide up to $25.0 billion in low cost loans to eligible applicants for the costs of re-equipping, expanding, and establishing manufacturing facilities in the U.S. to produce advanced technology vehicles and components for these vehicles. We have pending with the DOE, a consolidated application for a loan under Section 136 of the Energy Independence and Security Act of 2007 (“Section 136 Loans”) and are currently seeking $3.5 billion in loans to support certain of our advanced technology vehicle and component programs. We estimate that we have incurred approximately $1 billion of DOE loan eligible expenditures to date. We are in discussions with the DOE regarding the terms of a potential loan. We will also need to reach an agreement with the DOE, as well as our current and/or potential lenders with respect to collateral and other matters. There can be no assurance that we will qualify for any remaining Section 136 Loans, receive the amount we are currently requesting, or be able to successfully negotiate terms acceptable to us, the DOE and our other lenders.

Any actual or perceived limitations of our liquidity may affect the ability or willingness of counterparties, including dealers, suppliers and financial service providers, to do business with us, or require us to restrict additional amounts of cash to provide collateral security for our obligations. Our liquidity levels are subject to a number of risks and uncertainties, including those described in Item 1A. Risk Factors in our Form 10, as amended.

Total Available Liquidity

At March 31, 2011, our total available liquidity was $12,147 million, including funds available to be borrowed under the U.S. Treasury and EDC credit facilities of $2,270 million. We may access these funds subject to conditions in the applicable loan agreement, and may use the proceeds for general corporate and/or working capital purposes. Total available liquidity includes cash and cash equivalents, which are subject to intra-month, foreign exchange and seasonal fluctuations. Restricted cash is not included in our presentation of total available liquidity. The following table summarizes our total available liquidity:

	March 31, 2011	December 31, 2010
	(in millions of dollars)
Cash and cash equivalents(1)	$9,877	$7,347
U.S. Treasury Loan availability(2)	1,716	1,716
EDC Loan availability	554	554

Total Available Liquidity	$12,147	$9,617

(1)	The foreign subsidiaries, for which we have elected to permanently reinvest earnings outside of the U.S., held $2.2 billion and $1.4 billion, of cash and cash equivalents as of March 31, 2011 and December 31, 2010, respectively. Our current plans do not demonstrate a need to, nor do we have plans to repatriate the retained earnings from these subsidiaries, as the earnings are permanently reinvested. However, in the future if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these subsidiaries, we may be required either to pay taxes, even though we are not currently a taxable entity for U.S. federal income tax purposes, or make distributions to our members to pay taxes associated with the repatriation or the sale or liquidation of these subsidiaries. We may also be required to accrue and pay withholding taxes, depending on the foreign jurisdiction from which the funds are repatriated.

(2)	Excludes $350 million as of both March 31, 2011 and December 31, 2010, which may be drawn only to fund payments to the U.S. Dealer Automotive Receivables Transitions LLC (“USDART”). For a discussion of USDART, refer to Note 10, Commitments, Contingencies and Concentrations, of our accompanying condensed consolidated financial statements.

The increase of $2,530 million in total available liquidity from December 31, 2010 to March 31, 2011, reflects net cash provided from operating activities of $3,117 million, net cash used in investing activities of $154 million and net cash used in financing activities of $452 million. A significant portion of the change in our total available liquidity is attributable to cash generated from our operations.

Restricted Cash

At March 31, 2011, we had restricted cash, which includes cash equivalents, of $476 million, including $263 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by Daimler, $94 million as collateral for foreign exchange and commodity hedge contracts and $119 million for standby letters of credit and other contractual agreements. In January 2011, $167 million of collateral associated with the Gold Key Lease portfolio was released and was used to repay an equivalent amount outstanding on the Gold Key Lease credit facility.

Working Capital Cycle

Our business and results of operations depend upon our ability to achieve certain minimum vehicle sales volumes. As is typical for an automotive manufacturer, we have significant fixed costs, and therefore, changes in our vehicle sales volume can have a significant effect on profitability and liquidity. We generally receive payment on sales of vehicles in North America within a few days of shipment from our assembly plants, whereas there is a lag between the time we receive parts and materials from our suppliers and the time we are required to pay for them. Therefore, during periods of increasing vehicle sales, there would likely be a corresponding positive impact on our cash flow and liquidity. On the other hand, during periods in which vehicle sales decline, there would likely be a corresponding negative impact on our cash flow and liquidity.

Cash Flows

Operating Activities. For the three months ended March 31, 2011, we had cash inflows from operating activities of $3,117 million primarily due to: (i) net income of $116 million with an add back of $763 million in depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts); (ii) a $2,015 million increase in trade liabilities primarily due to increased production, which is consistent with the increase in our worldwide factory shipments in response to consumer demand following the introduction of our new and significantly refreshed vehicles; and (iii) $374 million in collections from Daimler related to the tax indemnity recoverable.

For the three months ended March 31, 2010, we had cash inflows from operating activities of $2,386 million primarily due to: (i) net loss of $197 million with an add back of $796 million in depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts), and (ii) an increase in trade liabilities of $1,263 million primarily due to increased production levels, in order to meet consumer demand and maintain appropriate U.S. dealer inventory levels.

Investing Activities. For the three months ended March 31, 2011, we had cash outflows from investing activities of $154 million primarily due to capital expenditures of $559 million. This was partially offset by $199 million of proceeds from disposals of equipment on operating leases. In addition, restricted cash decreased by $192 million, primarily due to the release of $167 million of collateral which was used to pay down an equivalent amount outstanding on the Gold Key Lease credit facility.

For the three months ended March 31, 2010, we had cash outflows from investing activities of $262 million primarily due to capital expenditures of $580 million, partially offset by $325 million of proceeds from disposals of equipment on operating leases.

Financing Activities. For the three months ended March 31, 2011, we had cash outflows from financing activities of $452 million primarily due to repayments of Gold Key Lease obligations of $434 million (Gold Key Lease program proceeds used to fund these payments are included in operating and investing activities).

For the three months ended March 31, 2010, we had cash outflows from financing activities of $623 million primarily due to repayments of Gold Key Lease financing obligations of $478 million and the repayment of the Chrysler Receivables SPV LLC loan of $123 million.

Net Industrial Debt and Free Cash Flow

Our Net Industrial Debt decreased by $2,396 million from $5,773 million at December 31, 2010 to $3,377 million at March 31, 2011. This change was primarily due to a $2,530 million increase in cash and cash equivalents (see Cash Flows above for more detail of cash changes); partially offset by a $134 million increase in Gross Industrial Debt from December 31, 2010 to March 31, 2011, which was primarily due to amortization of debt discounts and fluctuations in foreign currency exchange rates.

Free Cash Flow for the three months ended March 31, 2011 and 2010 totaled $2,526 million and $1,648 million, respectively, principally due to cash generated from our operations.

For further discussion of Gross and Net Industrial Debt and Free Cash Flow refer to Non-GAAP Financial Measures below.

Tax Indemnity Recoverable

During the three months ended March 31, 2011, we received $374 million in reimbursements from Daimler related to a tax settlement agreement associated with the Canadian transfer pricing matter.

For further discussion of the tax indemnity recoverable, refer to Note 9, Income Taxes, of our accompanying condensed consolidated financial statements.

Defined Benefit Pension Plan and OPEB Contributions

In connection with our transaction with Old Carco in June 2009, we acquired a $600 million receivable from Daimler to fund contributions to our U.S. pension plans. This receivable was payable to us in three equal annual installments, of which $400 million has been received. The final $200 million installment is due to us in June 2011. The carrying value of the receivable at March 31, 2011 was $199 million.

During the three months ended March 31, 2011, employer contributions to our funded pension plans amounted to $42 million. Employer contributions to our funded pension plans are expected to be approximately $296 million for the remainder of 2011. Of the employer contributions, $200 million will be made to the U.S. plans upon receipt of the Daimler receivable noted above and $96 million is anticipated to be made in cash to satisfy minimum funding requirements for our plans in Canada. During the three months ended March 31, 2011, employer contributions to our unfunded pension and OPEB plans amounted to $3 million and $76 million, respectively. Employer contributions to our unfunded pension and OPEB plans are expected to be $9 million and $166 million, respectively, for the remainder of 2011, which represents the expected benefit payments to participants.

During the life of the plans, we intend to primarily utilize plan assets to fund benefit payments of our pension plans and minimize our cash contributions. OPEB payments are currently funded from our cash flows from operations.

Non-GAAP Financial Measures

We monitor our operations through the use of several non-GAAP financial measures: Modified Operating Profit (Loss); Modified Earnings Before Interest, Taxes, Depreciation and Amortization (“Modified EBITDA”); Gross and Net Industrial Debt; as well as Free Cash Flow. We believe that these non-GAAP financial measures provide useful information about our operating results and enhance the overall assessment of our financial performance. They provide us with comparable measures of our financial performance based on normalized operational factors which then facilitate management’s ability to identify operational trends, as well as make decisions regarding future spending, resource allocations and other operational decisions. These and similar measures are widely used in the industry in which we operate.

These financial measures may not be comparable to other similarly titled measures of other companies and are not an alternative to net income (loss) or income (loss) from operations as calculated and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These measures should not be used as a substitute for any U.S. GAAP financial measures.

Modified Operating Profit (Loss)

We measure Modified Operating Profit (Loss) to assess the performance of our core operations, establish operational goals and forecasts that are used to allocate resources, and evaluate our performance period over period. Modified Operating Profit (Loss) is computed starting with net income (loss), and then adjusting the amount to (i) add back income tax expense and exclude income tax benefits, (ii) add back net interest expense (excluding interest expense related to financing activities associated with a vehicle lease portfolio we refer to as Gold Key Lease), (iii) add back all pension, OPEB and other employee benefit costs other than service costs, (iv) add back restructuring expense and exclude restructuring income, (v) add back other financial expense, (vi) add back losses and exclude gains due to cumulative change in accounting principles and (vii) add back certain other costs, charges and expenses.

Modified EBITDA

We measure the performance of our business using Modified EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. We compute Modified EBITDA starting with net income (loss) adjusted to Modified Operating Profit (Loss) as described above, and then add back depreciation and amortization expense (excluding depreciation and amortization expense for vehicles held for lease). We believe that Modified EBITDA is useful to determine the operational profitability of our business which we use as a basis for making decisions regarding future spending, budgeting, resource allocations and other operational decisions. We also use performance targets based on Modified EBITDA as a factor in our incentive compensation calculations.

The reconciliation of net income (loss) to Modified Operating Profit and Modified EBITDA is set forth below:

	Three Months Ended March 31,
	2011	2010
	(in millions of dollars)
Net income (loss)	$116	$(197)
Plus:
Income tax expense	44	35
Net interest expense	337	295
Pension, OPEB and other employee benefit costs other than service costs	(37)	(14)
Restructuring expenses, net	11	21
Other financial expense, net	6	3

Modified Operating Profit	477	143

Plus:
Depreciation and amortization expense	701	732
Less:
Depreciation and amortization expense for vehicles held for lease	(7)	(88)

Modified EBITDA	$1,171	$787

Gross and Net Industrial Debt

We compute Gross Industrial Debt as total financial liabilities less Gold Key Lease financing obligations. Gold Key Lease financing obligations are primarily satisfied out of collections from the underlying securitized assets and out of collections from operating leases, in addition to the proceeds from the sale of leased vehicles.

We deduct our cash and cash equivalents from Gross Industrial Debt to compute Net Industrial Debt. We use Net Industrial Debt as a measure of our financial leverage and believe it is useful to others in evaluating our financial leverage.

The following is a reconciliation of financial liabilities to Gross and Net Industrial Debt:

	March 31, 2011	December 31, 2010
	(in millions of dollars)
Financial liabilities(1)	$13,445	$13,731
Less: Gold Key Lease obligations
Short-term asset-backed notes payable	66	130
Long-term asset-backed notes payable	45	43
Gold Key Lease credit facility	80	438

Gross industrial debt	$13,254	$13,120
Less: cash and cash equivalents	9,877	7,347

Net Industrial Debt	$3,377	$5,773

(1)	Refer to Note 8, Financial Liabilities, of our accompanying condensed consolidated financial statements for additional information regarding our financial liabilities.

Free Cash Flow

Free Cash Flow is defined as cash flows from operating and investing activities, excluding any debt related investing activities, adjusted for financing activities related to Gold Key Lease financing. Free Cash Flow is presented because we believe that it is used by analysts and other parties in evaluating the Company. However, Free Cash Flow does not necessarily represent cash available for discretionary activities, as certain debt obligations and capital lease payments must be funded out of Free Cash Flow. Free Cash Flow should not be considered as an alternative to, or substitute for, net change in cash and cash equivalents. We believe it is important to view Free Cash Flow as a complement to our entire condensed consolidated statements of cash flows.

The following is a reconciliation of Net Cash provided by (used in) operating and investing activities to Free Cash Flow:

	Three Months Ended March 31,
	2011	2010
	(in millions of dollars)
Net cash provided by operating activities	$3,117	$2,386
Net cash used in investing activities	(154)	(262)
Investing activities excluded from Free Cash Flow:
Change in loans and note receivables	(3)	2
Financing activities included in Free Cash Flow:
Repayments of Gold Key Lease financing	(434)	(478)

Free Cash Flow	$2,526	$1,648

Off-Balance Sheet Arrangements and Guarantees Provided to Third Parties

We have entered into various off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or liquidity. These include variable interest entities (“VIEs”) and guarantees. As of March 31, 2011, we had guaranteed obligations of others with maximum unrecorded exposures of $13 million, primarily related to guarantees for dealership loans and floor plan financing. For a discussion of our guarantees refer to Note 10, Commitments, Contingencies and Concentrations, of our accompanying condensed consolidated financial statements.

Contractual Obligations

The following table summarizes our payments due under our significant contractual obligations and commitments as of March 31, 2011:

	Payments Due by Period				Total
	Remainder of 2011	2012-2013	2014-2015	2016 and thereafter
	(in millions of dollars)
Long term financial liabilities (1)	$2,671	$623	$849	$10,203	$14,346
Long term asset-backed notes payable - Gold Key Lease	52	59	-	-	111
Interest on long term financial liabilities (2)	875	2,072	2,084	3,163	8,194
Capital lease obligations	25	51	56	139	271
Operating lease commitments	119	222	150	253	744
Unconditional purchase obligations	322	608	188	-	1,118
Other long term liabilities:
Pension contribution requirements (3)	296	-	-	-	296

Total	$4,360	$3,635	$3,327	$13,758	$25,080

(1)	The amounts above exclude unamortized debt discounts and fair value adjustments of $1,283 million.

(2)	Amounts include interest payments based on contractual terms and current interest rates on our debt and capital lease obligations. Interest payments based on variable rates included in the table above were determined using the current interest rate in effect at March 31, 2011.

(3)	Pension contribution requirements are based on an estimate of our minimum funding requirements pursuant to the Employee Retirement Income Security Act (“ERISA”) regulations. We expect required contributions to be approximately $296 million for the remainder of 2011. We may elect to make contributions in excess of the minimum funding requirements in response to investment performance and changes in interest rates, to achieve funding levels required by our defined benefit plan arrangements, or when we believe that it is financially advantageous to do so and based on our other capital requirements. Our minimum funding requirements after 2011 will depend on several factors, including investment performance and interest rates. Therefore, the table above excludes payments beyond 2011, since we cannot predict with reasonable reliability the timing and amounts of future minimum funding requirements. Excluded from the table above are payments of $9 million and $166 million due in 2011 with respect to our unfunded pension and postretirement benefit plans, respectively, which represent the expected benefit payments to participants as costs are incurred.

The table above excludes unrecognized tax benefits on uncertain tax positions of $172 million at March 31, 2011, since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities. Refer to Note 9, Income Taxes, of our accompanying condensed consolidated financial statements for additional information.

The table above also excludes payments for product warranty costs. We issue various types of contractual product warranties under which we generally guarantee the performance of products delivered for a certain period or term. We also periodically initiate voluntary service and recall actions to address various customer satisfaction, safety and emissions issues related to vehicles we sell. The estimated future costs of these actions are based primarily on historical claims experience for our vehicles. Estimates of the future costs of these actions are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the number of vehicles affected by a service or recall action and the nature of the corrective action. It is reasonably possible that the ultimate cost of these service and recall actions may require us to make expenditures in excess of established reserves over an extended period of time and in a range of amounts that cannot be reasonably estimated. As of March 31, 2011, our product warranty reserves were $3,302 million.

For additional information regarding long term financial liabilities and employee retirement and other benefits, see Note 8, Financial Liabilities and Note 13, Employee Retirement and Other Benefits, respectively, of our accompanying condensed consolidated financial statements.

Ally Repurchase Obligation

Under the Ally agreement, we are required to repurchase Ally-financed inventory, upon certain triggering events and with certain exceptions, in the event of an actual or constructive termination of a dealer’s franchise agreement (including in certain circumstances when Ally forecloses on all assets of a dealer securing financing provided by Ally). These obligations exclude vehicles that have been damaged or altered, that are missing equipment or that have excessive mileage or that have an original invoice date that is more than one year prior to the repurchase date.

As of March 31, 2011, the maximum potential amount of future payments required to be made to Ally under this repurchase obligation is approximately $6.1 billion and is based on the aggregate repurchase value of all eligible vehicles financed by Ally in our U.S. dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent the vehicles are able to be resold to another dealer. The fair value of the repurchase obligation was less than $1 million at March 31, 2011, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. This estimate reflects our actual experience. The Ally agreement extends through April 30, 2013, with automatic one-year renewals unless either party elects not to renew.

Refer to Note 10, Commitments, Contingencies and Concentrations, of our accompanying condensed consolidated financial statements for additional information on guarantees we have provided.

Employees

The following table summarizes the number of our hourly and salaried employees at the respective period ends:

Employees	March 31, 2011	December 31, 2010
Hourly.	38,933	37,917
Salaried	14,463	13,706

Total	53,396	51,623

In the U.S. and Canada, most of our hourly employees and approximately one-quarter of our salaried employees are represented by unions under collective bargaining agreements. The United Automobile Aerospace and Agriculture Implement Workers of America (“UAW”) and the National Automobile Aerospace, Transportation and General Workers Union of Canada (“CAW”), represent substantially all of these employees in the U.S. and Canada, respectively.

Our collective bargaining agreements with the UAW and the CAW expire in September 2011 and September 2012, respectively. Our UAW collective bargaining agreement includes a “no-strike” provision through 2015. In connection with the renewal of our agreement with the UAW, we are subject to binding arbitration. Under the arbitration process, if we do not reach agreement with the UAW by September 14, 2011, the arbitrator will set hourly wages and benefits that are at a level comparable to those paid by other manufacturers in the U.S., including transplant automotive manufacturers.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued an update to the guidance on the two-step goodwill impairment testing process for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform the second step of the goodwill impairment test if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. This guidance is effective for periods beginning after December 15, 2010 for public entities. We will comply with this guidance in connection with our goodwill impairment testing during 2011.

In October 2009, the FASB issued accounting guidance that amends the accounting for multiple-element arrangements. It addresses how to separate deliverables and measure and allocate consideration to one or more units of accounting. The overall consideration is allocated to each deliverable by establishing a selling price for each deliverable based on the following hierarchy of evidence: (i) vendor-specific objective evidence, (ii) other third party evidence or (iii) an estimate of the selling price of each deliverable in the arrangement. Both internal and external factors are used to determine the selling price of each deliverable and revenue is recognized for each deliverable in accordance with our revenue recognition policies. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted this guidance prospectively on January 1, 2011, and it did not have a material effect on our condensed consolidated financial statements.

Critical Accounting Estimates

The condensed consolidated financial statements are prepared in accordance with U.S. GAAP which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. For a discussion of our critical accounting estimates, see Item 2. “Financial Information – Critical Accounting Estimates” included in our Form 10. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our exposure to financial market risks since December 31, 2010. Refer to Item 2—Financial Information—Quantitative and Qualitative Disclosures about Market Risk in our Form 10.

Item 4. Controls and Procedures

We have evaluated, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer, Chief Operating Officer and President (“CEO”) and our Senior Vice President and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2011. Our management, including our CEO and CFO, have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is communicated to our CEO and CFO to allow timely decisions regarding required disclosures.

PART II – Other Information

Item 1. Legal Proceedings

Various legal proceedings, claims and governmental investigations are pending against us on a wide range of topics, including vehicle safety; emissions and fuel economy; dealer, supplier and other contractual relationships; intellectual property rights; product warranties and environmental matters. Some of these proceedings allege defects in specific component parts or systems (including air bags, seats, seat belts, brakes, ball joints, transmissions, engines and fuel systems) in various vehicle models or allege general design defects relating to vehicle handling and stability, sudden unintended movement or crashworthiness. These proceedings seek recovery for damage to property, personal injuries or wrongful death, and in some cases include a claim for exemplary or punitive damages. Adverse decisions in one or more of these proceedings could require us to pay substantial damages, or undertake service actions, recall campaigns or other costly actions.

Our material legal proceedings are described in our Form 10, as amended, as well as in Note 10, Commitments, Contingencies and Concentrations, of the accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2011. There are no material developments and no additional legal proceedings to report beyond those previously reported in our Form 10.

Item 6. Exhibits

Exhibit Number	Description of Documents
31.1 *	Section 302 Certification of the Chief Executive Officer

31.2 *	Section 302 Certification of the Chief Financial Officer

32.1 †	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 †	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2011		Chrysler Group LLC
Registrant

	By:	/s/ Richard K. Palmer
Richard K. Palmer
Senior Vice President and
Chief Financial Officer