Form 10-Q
period 2011-06-30
Chrysler Group LLC
filed 2011-08-12
CIK 1513153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No ✓

As of August 12, 2011, there were 1,061,225 Class A Membership Interests and 200,000 Class B Membership Interests issued and outstanding.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Form 10-Q for the Quarterly Period Ended June 30, 2011

Unless otherwise specified, the terms “we,” “us,” “our,” “Chrysler Group” or the “Company” refer to Chrysler Group LLC and its consolidated subsidiaries, or any one or more of them, as the context may require, and “Fiat” refers to Fiat S.p.A, a corporation organized under the laws of Italy, and its consolidated subsidiaries, or any one or more of them (excluding Chrysler Group), as the context may require.

Forward-Looking Statements

This report contains forward-looking statements that reflect our current views about future events. We use the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “will,” “intend,” “may,” “plan,” “project,” “should,” “could,” “seek,” “designed,” “potential,” “forecast,” “target,” “objective,” “goal,” or the negatives of such terms or other similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Any forward-looking statement speaks only as of the date it was made, and we do not undertake any obligation to revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise. For additional discussion of these risks, refer to Item 1A. Risk Factors in our Registration Statement on Form 10, as amended (File No. 000-54282). These factors include, but are not limited to:

•	our ability to instill confidence in our long-term viability;

•	our ability to realize benefits from our industrial alliance with Fiat;

•	our ability to control costs and implement cost reduction and productivity improvement initiatives;

•	changes and fluctuations in the price of raw materials, parts and components;

•	continued economic weakness and weak vehicle demand, especially in North America;

•

uncertainty relating to the sovereign debt crisis affecting economic conditions in several European nations in which we plan to increase sales, and from which Fiat, our alliance partner, derives significant revenues;

•	our lack of a captive finance company and the continued availability of financing for our dealers and customers;

•	our ability to increase vehicle sales outside of North America;

•	changes in currency exchange rates and interest rates;

•	our ability to regularly introduce new and significantly refreshed vehicles that appeal to consumers;

•	competitive pressures which may limit our ability to reduce sales incentives and achieve better pricing;

•	increases in fuel prices that may adversely impact demand for our vehicles;

•	changes in consumer preferences which could reduce demand for our product offerings;

•	our ability to accurately forecast demand for our vehicles;

•	our ability to qualify for U.S. Department of Energy funding of our advanced technology vehicle programs under Section 136 of the Energy Independence and Security Act of 2007;

•	our substantial indebtedness and limitations on our liquidity that may limit our ability to execute our business plan;

•

disruption of production or delivery of new vehicles due to shortages of materials, labor strikes, or supplier insolvencies, including supply disruptions resulting from the natural disasters in Japan in March 2011;

•	changes in laws, regulations and government policies, particularly those relating to vehicle emissions, fuel economy and safety; and

•	the impact of vehicle defects and/or product recalls.

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

PART I – Financial Information

Item 1. Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

Chrysler Group LLC

Auburn Hills, MI

We have reviewed the accompanying condensed consolidated balance sheet of Chrysler Group LLC and subsidiaries (the “Company”) as of June 30, 2011, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2011 and June 30, 2010, and of cash flows and members’ deficit for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan

August 12, 2011

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in millions of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues, net	$13,661	$10,478	$26,785	$20,165
Cost of sales	11,457	8,976	22,534	17,306

GROSS MARGIN	2,204	1,502	4,251	2,859
Selling, administrative and other expenses	1,255	927	2,440	1,836
Research and development expenses, net	392	379	746	673
Restructuring expenses, net (Note 15)	2	39	13	60
Interest expense (Note 3)	328	313	676	624
Interest income	(11)	(17)	(22)	(33)
Loss on extinguishment of debt (Note 8)	551	-	551	-

LOSS BEFORE INCOME TAXES	(313)	(139)	(153)	(301)
Income tax expense (Note 9)	57	33	101	68

NET LOSS	$(370)	$(172)	$(254)	$(369)

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in millions of dollars)

	June 30, 2011	December 31, 2010
CURRENT ASSETS:
Cash and cash equivalents	$10,175	$7,347
Restricted cash (Note 10)	62	304
Trade receivables, net	1,134	819
Inventories (Note 4)	3,973	3,647
Prepaid expenses and other assets (Note 6)	1,406	2,173
Deferred taxes	29	30

TOTAL CURRENT ASSETS	16,779	14,320
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	13,581	13,817
Equipment on operating leases, net	1,988	1,535

TOTAL PROPERTY AND EQUIPMENT	15,569	15,352
OTHER ASSETS:
Advances to related parties and other financial assets	42	154
Restricted cash (Note 10)	389	367
Goodwill	1,361	1,361
Other intangible assets, net (Note 5)	3,404	3,504
Prepaid expenses and other assets (Note 6)	356	352
Deferred taxes	34	39

TOTAL OTHER ASSETS	5,586	5,777

TOTAL ASSETS	$37,934	$35,449

CURRENT LIABILITIES:
Trade liabilities	$8,353	$7,028
Accrued expenses and other liabilities (Note 7)	8,477	7,594
Current maturities of financial liabilities (Note 8)	220	2,758
Deferred revenue	1,658	888
Deferred taxes	83	85

TOTAL CURRENT LIABILITIES	18,791	18,353
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities (Note 7)	9,785	9,961
Financial liabilities (Note 8)	12,183	10,973
Deferred revenue	615	580
Deferred taxes	69	71

TOTAL LONG-TERM LIABILITIES	22,652	21,585

Commitments and contingencies (Note 10)	-	-

MEMBERS’ DEFICIT
Membership Interests
Class A Membership Interests - 1,061,225 and 800,000 units authorized, issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Class B Membership Interests - 200,000 units authorized, issued and outstanding at June 30, 2011 and December 31, 2010	-	-
Contributed capital	2,661	1,399
Accumulated losses	(4,691)	(4,437)
Accumulated other comprehensive loss	(1,479)	(1,451)

TOTAL MEMBERS’ DEFICIT	(3,509)	(4,489)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$37,934	$35,449

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in millions of dollars)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,708	$3,579

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(1,185)	(1,180)
Proceeds from disposals of property, plant and equipment	15	13
Proceeds from disposals of equipment on operating leases	442	688
Proceeds from sale of equity investment	17	-
Changes in restricted cash (Note 10)	218	78
Changes in loans and notes receivable	4	39
Proceeds from USDART (Note 10)	96	-

NET CASH USED IN INVESTING ACTIVITIES	(393)	(362)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of U.S. Treasury first lien credit facilities (Note 8)	(5,460)	-
Repayment of Export Development Canada credit facilities (Note 8)	(1,723)	-
Proceeds from Senior Secured Notes (Note 8)	3,160	-
Proceeds from Tranche B Term Loan (Note 8)	2,933	-
Proceeds of Gold Key Lease financing (Note 8)	-	266
Repayments of Gold Key Lease financing (Note 8)	(515)	(1,305)
Repayment of Chrysler Receivables SPV, LLC loan (Note 14)	-	(123)
Net repayment of other financial liabilities	(64)	(74)
Debt issuance costs	(54)	-
Proceeds from Fiat’s incremental equity call option exercise (Note 14)	1,268	-
Distribution for state tax withholding obligations on behalf of certain members	(6)	-

NET CASH USED IN FINANCING ACTIVITIES	(461)	(1,236)

Effect of exchange rate changes on cash and cash equivalents	(26)	(2)
Net change in cash and cash equivalents	2,828	1,979
Cash and cash equivalents at beginning of period	7,347	5,862

Cash and cash equivalents at end of period	$10,175	$7,841

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Capitalized interest on Canadian Health Care Trust Notes	$27	$-
Recognition of a financial liability related to the VEBA Trust Note, net of discount	-	3,854
Satisfaction of contribution receivable for the VEBA Trust Membership Interests	-	990

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT

(Unaudited - in millions of dollars)

	Contributed Capital	Accumulated Losses	Comprehensive Income (Loss)	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2011	$1,399	$(4,437)		$(1,451)	$(4,489)
Distribution for state tax withholding obligations on behalf of certain members	(6)				(6)
Net income		116	$116		116
Other comprehensive loss:
Unrealized loss on derivatives recorded in AOCI, net (1)			(100)
Realized loss on derivatives reclassified from AOCI to income, net (1)			61
Foreign currency translation adjustments (1)			(12)
Defined benefit plan adjustment:
Actuarial gain (1)			3

Other comprehensive loss			(48)	(48)	(48)

Comprehensive income			$68

Balance at March 31, 2011	$1,393	$(4,321)		$(1,499)	$(4,427)

Exercise of Fiat’s incremental equity call option (Note 14)	1,268				1,268
Net loss		(370)	$(370)		(370)
Other comprehensive income:
Unrealized loss on derivatives recorded in AOCI, net (1) (Note 12)			(60)
Realized loss on derivatives reclassified from AOCI to income, net (1) (Note 12)			59
Foreign currency translation adjustments (1)			15
Defined benefit plan adjustment:
Actuarial gain (1)			6

Other comprehensive income			20	20	20

Comprehensive loss			$(350)

Balance at June 30, 2011	$2,661	$(4,691)		$(1,479)	$(3,509)

	Contributed Capital	Accumulated Losses	Comprehensive Income (Loss)	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2010	$409	$(3,785)		$(854)	$(4,230)
VEBA Trust contribution	990				990
Net loss		(197)	$(197)		(197)
Other comprehensive loss:
Unrealized loss on derivatives recorded in AOCI, net (1)			(16)
Realized loss on derivatives reclassified from AOCI to income, net (1)			8
Foreign currency translation adjustments (1)			(39)
Defined benefit plan adjustment:
Actuarial gain (1)			1

Other comprehensive loss			(46)	(46)	(46)

Comprehensive loss			$(243)

Balance at March 31, 2010	$1,399	$(3,982)		$(900)	$(3,483)
Net loss		(172)	(172)		(172)
Other comprehensive income:
Unrealized gain on derivatives recorded in AOCI, net (1) (Note 12)			51
Realized gain on derivatives reclassified from AOCI to income, net (1) (Note 12)			(19)
Foreign currency translation adjustments (1)			13
Defined benefit plan adjustment:
Actuarial gain (1)			1

Other comprehensive income			46	46	46

Comprehensive loss			$(126)

Balance at June 30, 2010	$1,399	$(4,154)		$(854)	$(3,609)

(1)	Net of $0 of taxes.

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 1. Background and Nature of Operations

Unless otherwise specified, the terms “we,” “us,” “our,” “Chrysler Group” or the “Company” refer to Chrysler Group LLC and its consolidated subsidiaries, or any one or more of them, as the context may require, and “Fiat” refers to Fiat S.p.A, a corporation organized under the laws of Italy, and its consolidated subsidiaries, or any one or more of them (excluding Chrysler Group), as the context may require.

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

Nature of Operations

The nature of our primary operations includes the design, engineering, manufacture and wholesale distribution of passenger cars, utility vehicles, which include sport utility vehicles and crossover vehicles, minivans, pick-up trucks and medium-duty trucks under the brand names Chrysler, Jeep, Dodge and Ram. Our vehicles, as well as service parts and accessories, including those sold under the Mopar brand name, are primarily produced and distributed in our principal markets of the United States, Canada and Mexico. Our products are sold in more than 120 countries around the world. In addition, in December 2010 we began production of the Fiat 500 and became the exclusive distributor of Fiat brand vehicles and service parts in North America in 2011. The majority of our operations, sales, independent dealers and employees are in North America, primarily in the United States. Vehicle, service parts and accessories sales outside of North America are primarily through wholly-owned, affiliated or independent distributors and dealers, for sale to retail and fleet customers. In 2010, Fiat assumed the management of our distribution and sales operations in select European countries and in June 2011, became the general distributor of our vehicles and service parts in Europe, where it sells our products through a network of newly appointed dealers. Refer to Note 14, Other Transactions with Related Parties, for additional information.

Note 2. Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Form 10.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 2. Basis of Presentation and Recent Accounting Pronouncements — Continued

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance that amends the presentation standard for reporting comprehensive income. The amendment requires an entity to present total comprehensive income, the components of net income and the components of other comprehensive income, in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which option an entity chooses to present comprehensive income, an entity is required to present on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income. For public entities, this guidance is effective for fiscal periods beginning after December 15, 2011 and should be applied retrospectively. We will comply with this guidance beginning January 1, 2012.

In May 2011, the FASB issued updated guidance to achieve common fair value measurement and disclosure requirements between International Financial Reporting Standards and U.S. GAAP. The amendments clarify the Board’s intent about the application of existing requirements and provides for changes in measuring the fair value of financial instruments that are managed within a portfolio and the application of premiums or discounts. This guidance will require us to expand existing disclosures for recurring Level 3 fair value measurements and or those assets and liabilities not measured at fair value on the balance sheet, but for which fair value is disclosed. This guidance is effective for fiscal periods beginning after December 15, 2011 and should be applied prospectively. We will comply with this guidance beginning January 1, 2012.

In December 2010, the FASB issued an update to the guidance on the two-step goodwill impairment testing process for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform the second step of the goodwill impairment test if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal periods beginning after December 15, 2010 for public entities. We will comply with this guidance in connection with our goodwill impairment testing during 2011.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 3. Interest Expense

Interest expense included the following (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Financial interest expense:
Related parties (see Note 14)	$181	$229	$413	$458
Other	111	50	187	101
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	51	58	109	114
Payable-in-kind interest – related party (see Note 14)	10	17	27	34
Capitalized interest related to capital expenditures	(25)	(41)	(60)	(83)

Total	$328	$313	$676	$624

In addition to the interest amounts included in Interest Expense in the accompanying Condensed Consolidated Statements of Operations, we recorded financial interest expense related to Gold Key Lease financing activities of $1 million and $20 million in Cost of Sales for the three months ended June 30, 2011 and 2010, respectively, and $11 million and $41 million for the six months ended June 30, 2011 and 2010, respectively. Gold Key Lease financial interest expense includes the effects of interest rate swaps. We also recorded $3 million and $6 million of net interest accretion related to Gold Key Lease financing activities in Cost of Sales in the accompanying Condensed Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010, respectively, and $8 million and $12 million for the six months ended June 30, 2011 and 2010, respectively.

Note 4. Inventories

The components of inventories were as follows (in millions of dollars):

	June 30, 2011	December 31, 2010
Finished products, including service parts	$2,373	$2,163
Work in process	1,422	1,355
Raw materials and manufacturing supplies	178	129

Total	$3,973	$3,647

Note 5. Other Intangible Assets

The components of other intangible assets were as follows (in millions of dollars):

	Range of Useful Lives (years)	June 30, 2011
		Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$-	$2,210
Dealer networks	20	394	41	353
Fiat contributed intellectual property rights	10	320	66	254
Other intellectual property rights	1 - 12	257	11	246
Patented and unpatented technology	4 - 10	208	70	138
Favorable operating lease contracts	1 - 17	193	177	16
Software and other	1 - 8	317	130	187

Total		$3,899	$495	$3,404

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 5. Other Intangible Assets — Continued

	Range of Useful Lives (years)	December 31, 2010
		Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$-	$2,210
Dealer networks	20	392	31	361
Fiat contributed intellectual property rights	10	320	50	270
Other intellectual property rights	1 - 12	252	4	248
Patented and unpatented technology	4 - 10	208	53	155
Favorable operating lease contracts	1 - 17	209	158	51
Software and other	1 - 8	277	68	209

Total		$3,868	$364	$3,504

The following presents the amount of intangible asset amortization expense included in the respective financial statement captions of the accompanying Condensed Consolidated Statements of Operations (in millions of dollars):

	Financial Statement Caption	Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
Favorable operating lease contracts	Revenues, Net	$5	$21	$14	$46
Patented and unpatented technology, intellectual property, software and other	Cost of Sales	70	23	102	51
Dealer networks and other	Selling, Administrative and Other Expenses	25	8	31	10

Total		$100	$52	$147	$107

Based on the gross carrying amount of other intangible assets as of June 30, 2011, the estimated future amortization expense for the next five years is as follows (in millions of dollars):

Remainder of 2011	$75
2012	137
2013	136
2014	126
2015	113

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 6. Prepaid Expenses and Other Assets

The components of prepaid expenses and other assets were as follows (in millions of dollars):

	June 30, 2011			December 31, 2010
	Current	Non- Current	Total	Current	Non- Current	Total
Amounts due from related parties (see Note 14)	$690	$-	$690	$241	$-	$241
Tax indemnity recoverable – Daimler (see Note 9)	69	-	69	1,112	-	1,112
Pension receivable – Daimler (see Note 13)	-	-	-	198	-	198
Other	647	356	1,003	622	352	974

Total	$1,406	$356	$1,762	$2,173	$352	$2,525

Note 7. Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities were as follows (in millions of dollars):

	June 30, 2011			December 31, 2010
	Current	Non- Current	Total	Current	Non- Current	Total
Pension and postretirement benefits	$194	$6,179	$6,373	$237	$6,442	$6,679
Product warranty costs	1,180	2,118	3,298	1,187	1,984	3,171
Sales incentives	2,614	-	2,614	2,130	-	2,130
Personnel costs	549	447	996	572	431	1,003
Vehicle residual value guarantees, excluding Gold Key Lease financing	523	-	523	401	-	401
Accrued interest (1)	501	-	501	235	-	235
Income and other taxes (see Note 9)	292	154	446	933	153	1,086
Amounts due to related parties (see Note 14) (2)	384	-	384	30	-	30
Workers’ compensation	85	221	306	85	224	309
Restructuring actions (see Note 15)	198	-	198	239	-	239
Other	1,957	666	2,623	1,545	727	2,272

Total	$8,477	$9,785	$18,262	$7,594	$9,961	$17,555

(1)	Includes $426 million and $215 million of accrued interest due to related parties as of June 30, 2011 and December 31, 2010, respectively. Refer to Note 14, Other Transactions with Related Parties, for additional information.
(2)	Excludes amounts due to related parties for interest which are separately discussed in (1) above.

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

	Six Months Ended June 30,
	2011	2010
Balance at beginning of period	$3,171	$3,176
Provision for current period warranties	790	632
Adjustments to pre-existing warranties	(17)	18
Net warranty settlements	(717)	(735)
Interest accretion, translation and other adjustments	71	(31)

Balance at end of period	$3,298	$3,060

We recognized recoveries from suppliers related to warranty claims of $38 million for both the three months ended June 30, 2011 and 2010, respectively, and $66 million and $62 million during the six months ended June 30, 2011 and 2010, respectively, which are excluded from the change in warranty costs above.

We also offer customers the opportunity to purchase separately-priced extended warranty and service contracts. In addition, in 2011, we began selling certain vehicles with a service contract included in the sales price of the vehicle. The service contract and vehicle qualify as separate units of accounting in accordance with the accounting guidance for multiple-element arrangements. Refer to Note 2, Basis of Presentation and Recent Accounting Pronouncements, for additional information on these arrangements. The revenue from these contracts, as well as our separately-priced extended warranty and service contracts, is recorded as a component of Deferred Revenue in the accompanying Condensed Consolidated Balance Sheets at the inception of the contract, and is recognized into revenue over the contract period in proportion to the costs expected to be incurred based on historical information. The following summarizes the changes in deferred revenue from these contracts (in millions of dollars):

	Six Months Ended June 30,
	2011	2010
Balance at beginning of period	$829	$779
Deferred revenues for current period service contracts	263	206
Earned revenues in current period	(219)	(224)
Interest accretion, translation and other adjustments	10	30

Balance at end of period	$883	$791

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 8. Financial Liabilities

The components of financial liabilities were as follows (in millions of dollars):

		June 30, 2011
		Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable Within One Year:
		Effective
Tranche B Term Loan		6.46%	(1)	$30	$30
Canadian Health Care Trust Note - Tranche D		5.50%	(2)	26	25

Other:		Weighted Average
Asset-backed notes payable - Gold Key Lease		3.04%	(3)	63	63
Liabilities from capital leases		11.76%		31	23
Other financial obligations		10.89%		92	79

Total other financial liabilities				186	165

Total financial liabilities payable within one year				$242	$220

	Maturity	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable After One Year:

		Effective
VEBA Trust Note	7/15/2023	11.71%		$4,710	$4,040
Tranche B Term Loan	5/24/2017	6.46%	(1)	2,970	2,904
Senior Secured Notes due 2019	6/15/2019	8.21%	(4)	1,500	1,481
Senior Secured Notes due 2021	6/15/2021	8.44%	(5)	1,700	1,679

Canadian Health Care Trust Notes:
Tranche A	6/30/2017	7.98%	(6)	460	496
Tranche B	6/30/2024	9.21%	(6)	459	472
Tranche C	6/30/2024	9.68%	(7)	104	87

Total Canadian Health Care Trust Notes				1,023	1,055

Mexican development banks credit facility	7/19/2025	9.65%	(8)	434	434

Other:		Weighted Average
Asset-backed notes payable - Gold Key Lease	2012	5.39%		53	53
Liabilities from capital leases	2012-2020	14.05%		233	184
Other financial obligations	2013-2024	12.65%		386	353

Total other financial liabilities				672	590

Total financial liabilities payable after one year				13,009	12,183

Total				$13,251	$12,403

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 8. Financial Liabilities — Continued

	December 31, 2010
	Interest Rate		Face Value		Carrying Value
Financial Liabilities Payable Within One Year:
	Effective
U.S. Treasury first lien credit facility - Tranche B	7.22%	(9)	$2,080	(10)	$2,076
Export Development Canada credit facility - Tranche X	20.57%	(11)	500		439
Canadian Health Care Trust Note - Tranche D	5.50%	(2)	25		25

Other:	Weighted Average
Asset-backed notes payable - Gold Key Lease	3.64%	(3)	132		130
Liabilities from capital leases	11.63%		31		23
Other financial obligations	10.50%		76		65

Total other financial liabilities			239		218

Total financial liabilities payable within one year			$2,844		$2,758

	Maturity	Interest Rate		Face Value		Carrying Value
Financial Liabilities Payable After One Year:

		Effective
VEBA Trust Note	7/15/2023	11.71%		$4,710		$4,018
U.S. Treasury first lien credit facilities:
Tranche C	6/10/2017	12.16%	(12)	3,662	(10)	3,557
Zero coupon note	6/10/2017	14.33%	(13)	100		63

Total U.S. Treasury first lien credit facilities				3,762		3,620

Export Development Canada credit facilities:
Tranche X	6/10/2017	20.57%	(11)	791		453
Tranche X-2	6/10/2017	7.00%	(11)	395		395

Total Export Development Canada credit facilities				1,186		848

Canadian Health Care Trust Notes:
Tranche A	6/30/2017	7.98%	(6)	432		470
Tranche B	6/30/2024	9.21%	(6)	432		445
Tranche C	6/30/2024	9.68%	(7)	97		79
Tranche D	6/30/2012	5.50%	(2)	25		23

Total Canadian Health Care Trust Notes				986		1,017

Mexican development banks credit facility	7/19/2025	9.65%	(8)	416		416

Other:		Weighted Average
Gold Key Lease credit facility	2012	6.21%		443		438
Asset-backed notes payable - Gold Key Lease	2012	3.05%	(3)	43		43
Liabilities from capital leases	2012-2020	13.99%		246		190
Other financial obligations	2012-2024	12.60%		418		383

Total other financial liabilities				1,150		1,054

Total financial liabilities payable after one year				12,210		10,973

Total				$15,054		$13,731

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 8. Financial Liabilities — Continued

(1)	Loan bears interest at LIBOR + 4.75 percent subject to a 1.25 percent floor and LIBOR is currently reset quarterly beginning in July 2011. Stated interest rate as of June 30, 2011 was 6.00 percent.
(2)	Canadian Health Care Trust Note - Tranche D is non-interest bearing.
(3)	The weighted-average interest rates include the effects of interest rate swap agreements.
(4)	Loan bears interest at a stated rate of 8.00 percent.
(5)	Loan bears interest at a stated rate of 8.25 percent.
(6)	Loan bears interest at a stated rate of 9.00 percent.
(7)	Loan bears interest at a stated rate of 7.50 percent.
(8)	Represents the stated interest rate. Loan bears interest at the 28 day Interbank Equilibrium Interest Rate (“TIIE”) + 4.80 percent subject to a quarterly reset on TIIE.
(9)	Interest on loans was calculated based on a three month LIBOR + 5.00 percent subject to a 2.00 percent floor and a quarterly reset on LIBOR. Stated interest rate as of December 31, 2010 was 7.00 percent.
(10)	Includes capitalized Payable-In-Kind (“PIK”) interest.
(11)	Interest on loans was calculated based on a three month Canadian Dealer Offered Rate (“CDOR”) + 5.00 percent subject to a 2.00 percent floor and a quarterly reset on CDOR. Stated interest rate as of December 31, 2010 was 7.00 percent.
(12)	Interest on loans was calculated based on a three month LIBOR + 7.91 percent subject to a 2.00 percent floor and a quarterly reset on LIBOR. Stated interest rate as of December 31, 2010 was 9.91 percent plus $17 million per quarter of capitalized PIK interest.
(13)	Zero coupon note was non-interest bearing.

As of June 30, 2011, the carrying amounts of our financial obligations were net of fair value adjustments, discounts, premiums and loan origination fees totaling $848 million related to the following obligations (in millions of dollars):

VEBA Trust Note	$670
Tranche B Term Loan	66
Senior Secured Notes due 2019	19
Senior Secured Notes due 2021	21
Canadian Health Care Trust Notes	(31)
Liabilities from capital leases and other financial obligations	103

Total	$848

Refer to our Form 10 for further discussion of the allocation of fair value in connection with the 363 Transaction, the VEBA Settlement Agreement and the Canadian Health Care Trust (“HCT”) Settlement Agreement.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 8. Financial Liabilities — Continued

As of June 30, 2011, aggregate annual contractual maturities of financial liabilities (excluding the net reduction to face value of $848 million) were as follows (in millions of dollars):

Remainder of 2011	$138	(1)
2012	248	(1)
2013	463
2014	467
2015	501
2016 and thereafter	11,434

Total	$13,251

(1)	Included in the annual contractual maturities is $56 million and $60 million due in the remainder of 2011 and 2012, respectively, related to Gold Key Lease obligations. These obligations are primarily repaid out of collections from the related operating leases and, as a result, they may be repaid prior to their contractual maturity.

U.S. Treasury Credit Facilities

On June 10, 2009, and in connection with the 363 Transaction, we entered into a first lien credit agreement with the U.S. Treasury. Refer to our Form 10 for additional information related to the first lien credit agreement.

On May 24, 2011, we repaid all amounts owed under the U.S. Treasury first lien credit agreement and terminated all lending commitments thereunder. Payments were made as follows (in millions of dollars):

	Principal		Accrued Interest	Total Payment
Tranche B	$2,080	(1)	$22	$2,102
Tranche C	3,675	(2)	65	3,740
Zero Coupon Note	100		-	100

Total	$5,855		$87	$5,942

(1)	Includes $80 million of PIK interest previously capitalized. The payment of PIK interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows.
(2)	Includes $315 million of PIK interest previously capitalized. The payment of PIK interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows. In addition, as a result of the termination of the Ally MTA and in accordance with the U.S. Treasury first lien credit agreement, amounts outstanding under that agreement were reduced by $4 million, the amount of qualifying losses incurred by Ally through April 2011. Refer to Note 10, Commitments, Contingencies and Concentrations, for additional information related to the Ally MTA.

In connection with the repayment of the U.S. Treasury credit facilities, we recognized a $170 million charge, which consisted of the write off of $136 million of unamortized discounts and $34 million of unamortized issuance costs associated with the debt. The charge is included in Loss on Extinguishment of Debt in the accompanying Condensed Consolidated Statements of Operations.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 8. Financial Liabilities — Continued

Export Development Canada Credit Facilities

Chrysler Canada, Inc. (“Chrysler Canada”) entered into a loan and security agreement with the Export Development Canada (“EDC”) which was amended and restated on June 10, 2009, in connection with the 363 Transaction. Refer to our Form 10 for additional information related to the loan and security agreement.

On May 24, 2011, Chrysler Canada repaid all amounts owed under the EDC loan and security agreement and terminated all lending commitments thereunder. Payments were made as follows (in millions of dollars):

	Principal	Accrued Interest	Total Payment
Tranche X	$1,319	$14	$1,333
Tranche X-2	404	4	408

Total	$1,723	$18	$1,741

In connection with the repayment of the EDC credit facilities, we recognized a $381 million charge, which consisted of the write off of $367 million of unamortized discounts and $14 million of unamortized issuance costs associated with the debt. The charge is included in Loss on Extinguishment of Debt in the accompanying Condensed Consolidated Statements of Operations.

Senior Credit Facilities

On May 24, 2011, we entered into a $4.3 billion senior secured credit agreement with a syndicate of private sector lenders which includes a $3.0 billion senior secured Tranche B term loan (the “Tranche B Term Loan”) due May 24, 2017, and a $1.3 billion senior secured revolving credit facility (the “Revolving Facility”), which may be borrowed and repaid from time to time until the maturity date on May 24, 2016. The Tranche B Term Loan and the Revolving Facility are collectively referred to as the “Senior Credit Facilities.” Up to $200 million of the Revolving Facility may be used for the issuance of letters of credit. As of June 30, 2011, the Revolving Facility was undrawn. Prior to the final maturity date of each of the facilities, we have the option to extend the maturity date of all or a portion of these facilities with the consent of the lenders whose loans or commitments are being extended. We also have the option to increase the amount of these facilities in an aggregate principal amount not to exceed $1.2 billion, either through an additional term loan, an increase in the Revolving Facility or a combination of both, subject to certain conditions.

The outstanding principal amount of the Tranche B Term Loan is payable in equal quarterly installments of $7.5 million beginning on September 30, 2011, with the remaining balance due at maturity. No scheduled payments are required on amounts drawn on the Revolving Facility until the maturity date of the facility.

All amounts outstanding under the Tranche B Term Loan and Revolving Facility will bear interest at our option of either a base rate plus 3.75 percent per annum or at LIBOR plus 4.75 percent per annum. For the Tranche B Term Loan, a base rate floor of 2.25 percent per annum and a LIBOR floor of 1.25 percent per annum applies. Interest is currently reset and payable every three months beginning on July 25, 2011.

We are required to pay commitment fees equal to 0.75 percent per annum, which may be reduced to 0.50 percent per annum if we achieve a specified consolidated leverage ratio, multiplied by the daily average undrawn portion of the Revolving Facility. Commitment fees are payable quarterly in arrears.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 8. Financial Liabilities — Continued

Senior Credit Facilities — Continued

If we voluntarily prepay all or any portion of the Tranche B Term Loan on or prior to the third anniversary of the closing date of the Senior Credit Facilities, we will be obligated to pay a call premium. On or prior to the first anniversary, the call premium will be based on a “make-whole” calculation, after the first anniversary but on or prior to the second anniversary, the call premium will be 2.00 percent of the principal amount repaid, and after the second anniversary but on or prior to the third anniversary, the call premium will be 1.00 percent of the principal amount repaid. After the third anniversary of the closing date of the Senior Credit Facilities, we may make voluntary prepayments under the Senior Credit Facilities without premium or penalty, except for normal breakage costs.

Mandatory prepayments are required, subject to certain exceptions, from the net cash proceeds of asset sales, incurrence of additional indebtedness, insurance or condemnation proceeds and excess cash flow. In the case of excess cash flow, the mandatory prepayments are subject to a leverage-based step-down and only to the extent our liquidity exceeds a certain threshold. Certain mandatory prepayments are subject to call premiums consistent with the voluntary prepayments.

The Senior Credit Facilities are secured by a senior priority security interest in substantially all of Chrysler Group LLC’s assets and the assets of its U.S. subsidiary guarantors, subject to certain exceptions, including certain assets that may secure a proposed credit facility with the Department of Energy in connection with the Advanced Technology Vehicles Manufacturing Loan Program. The collateral includes 100 percent of the equity interests in domestic subsidiaries and 65 percent of the equity interests in foreign subsidiaries held directly by Chrysler Group LLC and its U.S. subsidiary guarantors.

The senior secured credit agreement includes a number of affirmative covenants, many of which are customary, including, but not limited to, the reporting of financial results and other developments, compliance with laws, payment of taxes, maintenance of insurance and similar requirements. The senior secured credit agreement also contains several negative covenants, including but not limited to, (i) limitations on incurrence, repayment and prepayment of indebtedness; (ii) limitations on incurrence of liens; (iii) our ability to make restricted payments; (iv) limitations on transactions with affiliates, swap agreements and sale and leaseback transactions; (v) limitations on fundamental changes, including certain asset sales and (vi) restrictions on certain subsidiary distributions. In addition, the senior secured credit agreement requires us to maintain a minimum ratio of borrowing base to covered debt, as well as a minimum liquidity of $3.0 billion, which includes any undrawn amounts on the Revolving Facility.

The senior secured credit agreement contains a number of events of default related to, (i) failure to make payments when due; (ii) failure to comply with covenants; (iii) breaches of representations and warranties; (iv) certain changes of control; (v) cross-default with certain other debt and hedging agreements and (vi) the failure to pay certain material judgments. As of June 30, 2011, we were in compliance with all covenants under the senior secured credit agreement.

Senior Secured Notes

On May 24, 2011, we entered into an indenture with CG Co-Issuer Inc. (“CG Co-Issuer”), one of our wholly-owned subsidiaries, our U.S. subsidiary guarantors and the initial purchasers, pursuant to which we issued $1.5 billion of 8.00 percent senior secured notes due 2019 (“2019 Notes”) and $1.7 billion of 8.25 percent senior secured notes due 2021 (“2021 Notes”), collectively referred to as “the Notes.” The Notes mature on June 15 of the respective year the notes are due. All of the Notes were issued at par and were sold in a private placement to (i) qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and (ii) outside the United States to persons who are not U.S. persons (as defined in Rule 902 of Regulation S under the Securities Act) in compliance with Regulation S under the Securities Act. We have

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 8. Financial Liabilities — Continued

Senior Secured Notes — Continued

agreed to register notes having substantially identical terms as the Notes with the Securities and Exchange Commission (“SEC”) as part of an offer to exchange freely tradable exchange notes for the Notes.

Interest on each series of the Notes will be payable semi-annually on June 15 and December 15 of each year, beginning on December 15, 2011, to the holders of record of such Notes at the close of business on June 1 or December 1, respectively, preceding such interest payment date.

The indenture includes affirmative covenants, including, the reporting of financial results and other developments. The indenture also contains negative covenants related to our ability and, in certain instances, the ability of certain of our subsidiaries to, (i) pay dividends or make distributions on the Company’s capital stock or repurchase the Company’s capital stock; (ii) make restricted payments; (iii) create certain liens to secure indebtedness; (iv) enter into sale and leaseback transactions; (v) engage in transactions with affiliates; (vi) merge or consolidate with certain companies and (vii) transfer and sell assets. As of June 30, 2011, we were in compliance with all covenants under the indenture.

We may redeem, at any time, all or any portion of the 2019 Notes on not less than 30 and not more than 60 days’ prior notice mailed to the holders of the 2019 Notes to be redeemed. Prior to June 15, 2015, the 2019 Notes will be redeemable at a price equal to the principal amount of the 2019 Notes being redeemed, plus accrued and unpaid interest to the date of redemption and a “make-whole” premium calculated under the indenture. At any time prior to June 15, 2014, we may also redeem up to 35 percent of the aggregate principal amount of the 2019 Notes, at a redemption price equal to 108 percent of the principal amount of the 2019 Notes being redeemed, plus accrued and unpaid interest to the date of redemption with the net cash proceeds from certain equity offerings. On and after June 15, 2015, the 2019 Notes are redeemable at redemption prices specified in the indenture, plus accrued and unpaid interest to the date of redemption. The redemption price is initially 104 percent of the principal amount of the 2019 Notes being redeemed for the twelve months beginning June 15, 2015, decreasing to 102 percent for the year beginning June 15, 2016 and to par on and after June 15, 2017.

We may redeem, at any time, all or any portion of the 2021 Notes on not less than 30 and not more than 60 days’ prior notice mailed to the holders of the 2021 Notes to be redeemed. Prior to June 15, 2016, the 2021 Notes will be redeemable at a price equal to the principal amount of the 2021 Notes being redeemed, plus accrued and unpaid interest to the date of redemption and a “make-whole” premium calculated under the indenture. At any time prior to June 15, 2014, we may also redeem up to 35 percent of the aggregate principal amount of the 2021 Notes, at a redemption price equal to 108.25 percent of the principal amount of the 2021 Notes being redeemed, plus accrued and unpaid interest to the date of redemption with the net cash proceeds from certain equity offerings. On and after June 15, 2016, the 2021 Notes are redeemable at redemption prices specified in the indenture, plus accrued and unpaid interest to the date of redemption. The redemption price is initially 104.125 percent of the principal amount of the 2021 Notes being redeemed for the twelve months beginning June 15, 2016, decreasing to 102.75 percent for the year beginning June 15, 2017, to 101.375 percent for the year beginning June 15, 2018 and to par on and after June 15, 2019.

The indenture provides for customary events of default, including but not limited to, (i) nonpayment; (ii) breach of covenants in the indenture; (iii) payment defaults or acceleration of other indebtedness; (iv) a failure to pay certain judgments and (v) certain events of bankruptcy, insolvency and reorganization. If certain events of default occur and are continuing, the trustee or the holders of at least 25 percent in principal amount of the Notes outstanding under one of the series may declare all of the Notes of that series to be due and payable immediately, together with accrued interest, if any.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 8. Financial Liabilities — Continued

Gold Key Lease

Chrysler Canada maintains our Gold Key Lease vehicle lease portfolio. The related vehicles are leased to Canadian consumers and are financed by asset-backed securitization facilities, as well as a $5.2 billion ($5.0 billion Canadian Dollars “CAD”) secured revolving credit facility. The asset-backed obligations are primarily satisfied out of the collections from the underlying securitized assets. In May 2010, we utilized available operating lease assets under the Gold Key Lease portfolio to borrow additional funds in the amount of $266 million under a certain asset-backed securitization facility. These funds were used to repay a portion of the amount outstanding on the secured revolving credit facility. In April 2011, the remaining amounts outstanding on the secured revolving credit facility were repaid in full. We are currently winding down the Gold Key Lease financing program, therefore, we anticipate no additional funding will be required. No vehicles were added to the financing portfolio during the six months ended June 30, 2011 and 2010.

Summary of Credit Facilities and Available Borrowings

The following presents the total credit facilities, amounts drawn and amounts available to be drawn as of June 30, 2011 (in millions of dollars):

	Total Credit Facility	Facility Amount Drawn		Amounts Available For Borrowing
Senior Credit Facilities:
Tranche B Term Loan	$3,000	$3,000		$-
Revolving Facility	1,300	-		1,300

Gold Key Lease Credit Facility	$5,190	-		$-	(1)

Mexican development banks credit facility	$400	$400	(2)	$-

(1)	We are currently winding down our Gold Key Lease financing program, therefore, we anticipate no additional funding will be provided.
(2)	The credit facility was fully drawn at the Mexican peso equivalent of $400 million U.S. Dollars “USD.” As of June 30, 2011 the USD equivalent was $434 million.

Note 9. Income Taxes

For interim tax reporting, we estimate our annual effective tax rate and apply it to our year to date ordinary income (loss). The tax effect of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates are reported in the interim period in which they occur. There have been no significant changes in our estimates or the provision for income taxes during the six months ended June 30, 2011.

Chrysler Canada was assessed additional taxes for the years 1996 through August 3, 2007 by the Canada Revenue Agency (“CRA”) and the Provincial Tax Authorities (together, the “Canadian Tax Authorities”) related to transfer pricing adjustments. During December 2010, the Canadian Tax Authorities issued the final reassessment (the “Final Reassessment”) on the Canadian transfer pricing matter, which was accepted by both Daimler AG (“Daimler”) and us. Refer to our Form 10 for further discussion of the Canadian transfer pricing matter.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 9. Income Taxes — Continued

During the three months ended March 31, 2011, the Canadian Tax Authorities applied $48 million of payments previously made by us against the amount owing under the Final Reassessment, which increased the amounts owed to us by Daimler related to this matter. During the three months ended March 31, 2011, we received reimbursements from Daimler of $374 million related to payments previously made by us which had been previously applied against the Final Reassessment. In addition, Daimler made payments of $660 million to the Canadian Tax Authorities related to this matter during the first quarter of 2011. No additional amounts have been refunded to us or paid by Daimler related to this matter during the three months ended June 30, 2011. As of June 30, 2011 and December 31, 2010, our tax indemnity recoverable associated with this matter was $69 million and $1.1 billion, respectively, and is included in Prepaid Expenses and Other Assets in the accompanying Condensed Consolidated Balance Sheets. The associated obligation of $69 million and $765 million as of June 30, 2011 and December 31, 2010, respectively, is included in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets. The $765 million obligation at December 31, 2010 was net of $337 million of payments that had been previously applied by the Canadian Tax Authorities against the Final Reassessment. We anticipate that the remaining amounts due to the Canadian Tax Authorities under the Final Reassessment and $11 million due to us, will be paid by Daimler prior to the end of 2011.

In addition, the $500 million CRA tax lien and the $700 million Ontario government tax lien against our Canadian manufacturing facilities and related assets, granted while the dispute was pending, were discharged during the first quarter of 2011.

As a result of the above settlements associated with the Canadian transfer pricing matter, our unrecognized tax benefits decreased during the six months ended June 30, 2011. The following is a reconciliation of our unrecognized tax benefits (in millions of dollars):

Six Months Ended June 30, 2011
Unrecognized tax benefits at beginning of period	$949
Settlements	(779)
Gross decreases for tax positions of prior years	(6)
Exchange rate differences	4

Unrecognized tax benefits at end of period	$168

Our practice is to recognize interest and penalties on uncertain tax positions in income tax expense. Accrued interest on uncertain tax positions was $28 million and $681 million at June 30, 2011 and December 31, 2010, respectively. Accrued interest decreased by $653 million during the six months ended June 30, 2011, which consisted of a $641 million decrease attributable to settlements, a $14 million decrease attributable to reductions in interest assessments, and a $2 million increase attributable to exchange rate differences, with a corresponding decrease to the tax indemnity recoverable.

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

Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. We establish an accrual in connection with pending or threatened litigation if a loss is probable and can be reasonably estimated. Since these accruals represent estimates, it is reasonably possible that the resolution of some of these matters could require us to make payments in excess of the amounts accrued. It is also reasonably possible that the resolution of some of the matters for which accruals could not be made may require us to make payments in an amount or range of amounts that could not be reasonably estimated at June 30, 2011. The term “reasonably possible” is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. Although the final resolution of any such matters could have a material effect on our operating results for the particular reporting period in which an adjustment of the estimated reserve is recorded, we believe that any resulting adjustment would not materially affect our consolidated financial position or cash flows.

More than 80 purported class action lawsuits alleging violations of antitrust law were filed on various dates in 2003 against several motor vehicle manufacturers, including Chrysler Canada, as well as the National Automobile Dealers Association and the Canadian Automobile Dealers Association. Some complaints were filed in federal courts in various states and others were filed in state courts. The complaints allege that the defendants conspired to prevent the sale to U.S. consumers of vehicles sold by dealers in Canada in order to maintain new car prices at artificially high levels in the U.S. The complaints seek injunctive relief and treble damages on behalf of each person who bought or leased a new vehicle in the U.S. since January 1, 2001. The federal court actions were consolidated in the U.S. District Court for the District of Maine and, in July 2009, the District Court granted the defendants’ motion for summary judgment. Chrysler Canada remains a defendant in four of the pending state court actions. In addition, Chrysler Canada is a defendant in a purported class action lawsuit filed in the Ontario Superior Court of Justice in September 2007 that claims that a similar alleged conspiracy was preventing lower-cost U.S. vehicles from being sold to Canadians.

In December 2009, the U.S. Congress passed legislation allowing 789 automotive dealers, whose dealership franchise agreements were rejected by Old Carco in connection with the 363 Transaction, to commence binding arbitration to determine whether or not the rejected dealerships should be added to our dealer network. The legislation provides that a prevailing dealer is entitled to a letter of intent for a franchise agreement with us which will require the rejected dealer to satisfy certain customary criteria. It does not provide for payment of monetary damages. Approximately 400 of those rejected dealers filed for arbitration, which proceedings have now concluded with most arbitrations having been either withdrawn, settled or decided in our favor. Litigation is pending in several federal and state courts with 14 dealers that prevailed in arbitration regarding the terms of their letters of intent and/or whether federal law preempts the state law rights of existing dealers to block us from granting a franchise to a rejected dealer for a location within a certain proximity to an existing dealer.

Environmental Matters

We are subject to potential liability under government regulations and various claims and legal actions that are pending or may be asserted against us concerning environmental matters. Estimates of future costs of such environmental matters are inevitably imprecise due to numerous uncertainties, including the enactment of new laws

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 10. Commitments, Contingencies and Concentrations — Continued

Environmental Matters — Continued

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

Restricted Cash

Restricted cash, which includes cash equivalents, was $451 million at June 30, 2011 and represents amounts held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by Daimler ($263 million), foreign exchange and commodity hedge contracts ($53 million), as well as standby letters of credit and other contractual agreements ($135 million). In January 2011, $167 million of collateral associated with the Gold Key Lease portfolio was released and was used to repay an equivalent amount outstanding on the Gold Key Lease credit facility.

Concentrations - Suppliers

Although we have not experienced any significant loss of production as a result of materials or parts shortages, we regularly source systems, components, parts, equipment and tooling from a sole provider or limited number of providers. Therefore, we are at risk for production delays and losses should any supplier fail to deliver goods and services on time.

Supply of raw materials, parts and components may also be disrupted or interrupted by natural disasters such as the March 2011 earthquake and tsunami affecting Japan, the effects of which we are continuing to proactively assess. Based on our ongoing discussions with our suppliers as a result of those events in Japan, we are aware of a very limited number of shortages of materials and parts, and we are taking steps to mitigate the impact of these shortages, including accessing alternative sources of supply and managing our production schedules. We will continue to work with our suppliers to monitor potential shortages and to mitigate the effects of any emerging shortages on our production volumes and revenues.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 10. Commitments, Contingencies and Concentrations — Continued

Other Matters

Ally MTA

Prior to May 2011, we were a party to the Ally Master Transaction Agreement (“Ally MTA”) between the U.S. Treasury, Ally Financial Inc. (“Ally”) and U.S. Dealer Automotive Receivables Transitions LLC (“USDART”). The Ally MTA provided for a risk sharing arrangement, in which USDART would reimburse Ally for qualifying losses on loans with third party Chrysler dealerships issued prior to November 21, 2009. On May 19, 2011, all parties mutually agreed to terminate the Ally MTA. Under the terms of the agreement, $96 million, which represented the remaining balance of a previous advance to USDART, was transferred to us. In addition, under the terms of the U.S. Treasury first lien credit agreement, amounts outstanding under that agreement were reduced by $4 million, the amount of qualifying losses incurred by Ally through April 2011.

In connection with the termination of the Ally MTA, we agreed to reimburse Ally for any future qualifying losses incurred through May 2013. As of June 30, 2011, our maximum potential obligation for future payments required to be made to Ally under this guarantee is approximately $12 million and is based on the aggregate principal amount of qualifying dealer loans outstanding. The fair value of our reimbursement obligation was less than $0.1 million at June 30, 2011, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made to reimburse Ally for qualifying loan losses.

Ally Auto Finance Operating Agreement and Repurchase Obligations

In accordance with the terms of the Ally Auto Finance Operating Agreement (“Ally Agreement”), Ally provides wholesale and retail financing to our dealers and retail customers in the U.S., Canada and Mexico in accordance with its usual and customary lending standards. We subsidize interest rates or cash payments required at the inception of the financing arrangement, as a customer incentive, a practice known as “subvention.” Our agreement with Ally is not exclusive. Ally provides consumer and dealer financing to other manufacturers and our dealers and retail customers obtain financing, including some subvented financing, from other financing sources. Under the agreement, however, we must offer all subvention programs to Ally, and we are required to ensure that Ally finances a specified minimum percentage of the vehicles we sell in North America under rate subvention programs in which it elects to participate. We may, from time to time, offer lease products to retail customers through Ally, but Ally is not obligated to offer lease products. Under the Ally Agreement, we are required to repurchase Ally-financed dealer inventory, upon certain triggering events and with certain exceptions, in the event of an actual or constructive termination of a dealer’s franchise agreement (including in certain circumstances when Ally forecloses on all assets of a dealer securing financing provided by Ally). These obligations exclude vehicles that have been damaged or altered, that are missing equipment or that have excessive mileage or an original invoice date that is more than one year prior to the repurchase date.

As of June 30, 2011, the maximum potential amount of future payments required to be made to Ally under this guarantee is approximately $8.1 billion and is based on the aggregate repurchase value of eligible vehicles financed by Ally in our U.S. and Canadian dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent the vehicles are able to be resold to another dealer. The fair value of the guarantee was less than $0.1 million at June 30, 2011, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimate reflects our actual experience.

The Ally Agreement extends through April 30, 2013, with automatic one-year renewals unless either party elects not to renew.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 10. Commitments, Contingencies and Concentrations — Continued

Other Matters — Continued

Other Guarantees

As of June 30, 2011, we had additional guaranteed obligations of others with maximum exposures of $24 million, of which $12 million has been accrued.

Note 11. Fair Value Measurements

The following summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions of dollars):

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$10,175	$-	$-	$10,175
Restricted cash	451	-	-	451
Derivatives:
Currency forwards and swaps	-	5	-	5
Commodity swaps	-	25	12	37

Total	$10,626	$30	$12	$10,668

Liabilities:
Derivatives:
Currency forwards and swaps	$-	$100	$-	$100
Commodity swaps	-	6	3	9

Total	$-	$106	$3	$109

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$7,347	$-	$-	$7,347
Restricted cash	671	-	-	671
Derivatives:
Commodity swaps	-	54	44	98

Total	$8,018	$54	$44	$8,116

Liabilities:
Derivatives:
Currency forwards and swaps	$-	$78	$-	$78
Commodity swaps	-	6	2	8
Interest rate swaps	-	-	1	1

Total	$-	$84	$3	$87

During the six months ended June 30, 2011, there were no transfers between Level 1 and Level 2 or into or out of Level 3.

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

The following summarizes the changes in Level 3 items measured at fair value on a recurring basis (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Derivatives Assets (Liabilities):
Balance at beginning of the period	$23	$(12)	$41	$(28)
Total realized and unrealized gains (losses):
Included in Net Loss	16	7	20	20
Included in Other Comprehensive Income (Loss)	(17)	(7)	(24)	(2)
Purchases, issuances and settlements, net	(13)	(1)	(28)	(3)
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-

	$9	$(13)	$9	$(13)

Changes in unrealized losses relating to instruments held at end of period	$-	$8	$1	$15

The carrying amounts and estimated fair values of our financial instruments were as follows (in millions of dollars):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$10,175	$10,175	$7,347	$7,347
Restricted cash	451	451	671	671
Financial assets	109	109	219	219
Financial liabilities	12,403	12,855	13,731	15,458
Derivatives:
Included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets	42	42	98	98
Included in Accrued Expenses and Other Liabilities	109	109	87	87

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

Note 12. Derivative Financial Instruments and Risk Management

All derivative instruments are recognized in the accompanying Condensed Consolidated Balance Sheets at fair value. The fair values of our derivative financial instruments are based on pricing models or formulas using current estimated cash flow and discount rate assumptions. We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. The adjustment is estimated based on the net exposure by counterparty. We use an estimate of the counterparty’s non-performance risk when we are in a net asset position and an estimate of our own non-performance risk when we are in a net liability position. As of June 30, 2011 and December 31, 2010, the adjustment for non-performance risk did not materially impact the fair value of derivative instruments.

The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single–A or better. The aggregate fair value of derivative instruments in asset positions as of June 30, 2011 and December 31, 2010 was approximately $42 million and $98 million, respectively, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss that we would recognize if all counterparties failed to perform as contracted could be significantly lower.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 12. Derivative Financial Instruments and Risk Management — Continued

The terms of the agreements with our counterparties for foreign exchange and commodity hedge contracts require us to post collateral when derivative instruments are in a liability position. The majority of these contracts also required us to post collateral at the inception of the trade. In December 2010 and the first quarter of 2011, the majority of our agreements were renegotiated to no longer require us to post collateral at the inception of the trade. During the first quarter of 2011 and the year ended December 31, 2010, this resulted in the release of $61 million and $17 million, respectively, of collateral previously classified as restricted cash. In addition, these agreements contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding net asset or liability positions. These cross-default provisions could be triggered if there was a non-performance event under certain debt obligations. The fair value of the related gross liability positions as of June 30, 2011 and December 31, 2010, which represent our maximum potential exposure, were $109 million and $86 million, respectively. As of June 30, 2011 and December 31, 2010, we posted $53 million and $116 million, respectively, as collateral for foreign exchange and commodity hedge contracts that were outstanding at the respective period ends. The cash collateral is included in Restricted Cash in the accompanying Condensed Consolidated Balance Sheets. After giving consideration to offsetting asset positions for each counterparty, if cross-default provisions were triggered, there would have been an additional settlement liability of $13 million due to the counterparties as of June 30, 2011. No additional settlement liability would have been due to the counterparties as of December 31, 2010.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 12. Derivative Financial Instruments and Risk Management — Continued

Cash Flow Hedges — Continued

The following summarizes the fair values of derivative instruments designated as cash flow hedges which were outstanding (in millions of dollars):

	June 30, 2011
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$2,412	$4	$(94)
Commodity swaps	199	12	(6)

Total	$2,611	$16	$(100)

	December 31, 2010
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$2,454	$-	$(72)
Commodity swaps	205	44	(6)

Total	$2,659	$44	$(78)

(1)	The related derivative instruments are recognized in the accompanying Condensed Consolidated Balance Sheets in Prepaid Expenses and Other Assets.
(2)	The related derivative instruments are recognized in the accompanying Condensed Consolidated Balance Sheets in Accrued Expenses and Other Liabilities.

The following summarizes the gains (losses) recorded in Other Comprehensive Income (Loss) (“OCI”) and reclassified from AOCI to income (in millions of dollars):

	Three Months Ended June 30,
	2011		2010
	Gain (Loss) Recorded in OCI	Gain (Loss) Reclassified from AOCI to Income	Gain (Loss) Recorded in OCI	Gain (Loss) Reclassified from AOCI to Income
Currency forwards and swaps	$(57)	$(74)	$58	$20
Commodity swaps	(3)	15	(7)	(1)

Total	$(60)	$(59)	$51	$19

	Six Months Ended June 30,
	2011		2010
	Gain (Loss) Recorded in OCI	Gain (Loss) Reclassified from AOCI to Income	Gain (Loss) Recorded in OCI	Gain (Loss) Reclassified from AOCI to Income
Currency forwards and swaps	$(152)	$(135)	$39	$12
Commodity swaps	(8)	15	(4)	(1)

Total	$(160)	$(120)	$35	$11

We expect to reclassify existing net losses of $85 million from AOCI to income within the next 12 months.

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

The following summarizes the fair values of derivative instruments not designated as hedges (in millions of dollars):

	June 30, 2011
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$329	$1	$(6)
Commodity swaps	306	25	(3)
Interest rate swaps	64	-	-

Total	$699	$26	$(9)

	December 31, 2010
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$145	$-	$(6)
Commodity swaps	212	54	(2)
Interest rate swaps	254	-	(1)

Total	$611	$54	$(9)

(1)	The related derivative instruments are recognized in the accompanying Condensed Consolidated Balance Sheets in Prepaid Expenses and Other Assets.
(2)	The related derivative instruments are recognized in the accompanying Condensed Consolidated Balance Sheets in Accrued Expenses and Other Liabilities.

The following summarizes the effect of derivative instruments not designated as hedges in the respective financial statement captions of the accompanying Condensed Consolidated Statements of Operations (in millions of dollars):

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial Statement Caption	2011 Gain (Loss)	2010 Gain (Loss)	2011 Gain (Loss)	2010 Gain (Loss)
Currency forwards and swaps	Revenues, Net	$(3)	$-	$(9)	$(3)
Commodity swaps	Cost of Sales	(15)	(12)	7	(13)
Interest rate swaps	Cost of Sales	-	8	1	19

Total		$(18)	$(4)	$(1)	$3

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

Benefit Expense

The components of pension and other postretirement benefits (“OPEB”) (income) expense were as follows (in millions of dollars):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Pension Benefits	OPEB	Pension Benefits	OPEB	Pension Benefits	OPEB	Pension Benefits	OPEB
Service cost	$65	$5	$63	$9	$132	$10	$124	$18
Interest cost	380	35	375	49	760	69	749	96
Expected return on plan assets	(454)	-	(438)	-	(908)	-	(873)	(1)
Gain on VEBA claims adjustment	-	(15)	-	-	-	(15)	-	-
Amortization of unrecognized loss	-	2	-	1	-	5	-	2
Amortization of prior service cost	-	-	-	-	-	-	-	-

Net periodic benefit (income) expense	(9)	27	-	59	(16)	69	-	115
Special early retirement costs	27	-	-	-	27	-	-	-

Total benefit expense	$18	$27	$-	$59	$11	$69	$-	$115

Contributions and Payments

In connection with the 363 Transaction, we acquired a $600 million receivable from Daimler to fund contributions to our U.S. pension plans. This receivable was payable to us in three equal annual installments, of which, the third and final $200 million installment was received by us in June 2011.

During the six months ended June 30, 2011, employer contributions to our funded pension plans amounted to $284 million, which was funded in part with the $200 million payment from Daimler. Employer contributions to our funded pension plans are expected to be $54 million for the remainder of 2011, all of which are anticipated to be made in cash to satisfy minimum funding requirements for our plans in Canada. Employer contributions to our unfunded pension and OPEB plans amounted to $6 million and $124 million, respectively, for the six months ended June 30, 2011. Employer contributions to our unfunded pension and OPEB plans are expected to be $6 million and $97 million, respectively, for the remainder of 2011, which represents the expected benefit payments to participants.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 14. Other Transactions with Related Parties

We engage in transactions with unconsolidated subsidiaries, associated companies and other related parties on commercial terms that are normal in the respective markets, considering the characteristics of the goods or services involved.

VEBA Trust

As of June 30, 2011, the VEBA Trust had a 44.7 percent ownership interest in the Company. Interest expense on the VEBA Trust Note totaled $106 million and $103 million for the three months ended June 30, 2011 and 2010, respectively, and $211 million and $205 million for the six months ended June 30, 2011 and 2010, respectively.

Refer to Note 17, Subsequent Events, for additional information regarding events that have occurred subsequent to June 30, 2011 related to our members’ ownership interest.

Fiat

Ownership Interest

As of June 30, 2011, Fiat had a 47.2 percent ownership interest in the Company, of which 20.0 percent was obtained in connection with the 363 Transaction in exchange for rights to intellectual property. Fiat’s ownership interest increased 5.0 percent in January 2011 upon our achievement of the Technology Event, one of three Class B Events outlined in our Amended and Restated Limited Liability Company Operating Agreement (“LLC Operating Agreement”). The Technology Event was achieved as a result of us delivering an irrevocable commitment letter to the U.S. Treasury stating that we had received the appropriate governmental approvals to begin commercial production of our Fully Integrated Robotised Engine in our Dundee, Michigan facility. In April 2011, Fiat’s ownership interest increased an additional 5.0 percent when we delivered a notice to the U.S. Treasury confirming that we had achieved the Non-NAFTA Distribution Event in our LLC Operating Agreement, under which we attained certain metrics relating to revenue and expansion of sales outside of North America. Fiat’s ownership interest will increase by an additional 5.0 percent upon our achievement of the Ecological Event, which requires the development and regulatory approval of a vehicle based on Fiat technology that has a combined unadjusted fuel efficiency rating of at least 40 miles per gallon to be produced in the U.S. If we do not achieve the Ecological Event, Fiat may exercise an option to purchase ownership interests to replace those that were contingent upon the Ecological Event.

On May 24, 2011, and concurrent with our repayment of the U.S. Treasury and EDC credit facilities, Fiat exercised its incremental equity call option and acquired an additional 16 percent fully-diluted ownership interest in the Company pursuant to the terms of our LLC Operating Agreement. We received the entire exercise price of $1,268 million in cash, increasing our contributed capital by the proceeds received, and we issued new Class A Membership Interests to Fiat. Refer to Note 8, Financial Liabilities, for information related to our refinancing transaction and the repayment of our U.S. Treasury and EDC credit facilities.

Following the acquisition of its incremental fully-diluted 16 percent ownership interest in the Company, Fiat had the right to appoint a fourth member of our Board of Directors. On June 8, 2011, Fiat advised us that it was not exercising its right to appoint an additional director, but reserved the right to do so at any time. Upon acquisition of a majority of our outstanding equity interests, Fiat has the right to appoint a majority of our Board of Directors.

Fiat also holds call options to purchase a portion of the membership interests held by the VEBA Trust, and the entirety of the membership interests held by the U.S. Treasury, including those acquired by the U.S. Treasury under the equity recapture agreement discussed below. On May 27, 2011, Fiat provided the U.S. Treasury with a

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 14. Other Transactions with Related Parties — Continued

Fiat — Continued

Ownership Interest – Continued

notice of intent to exercise its option to purchase the U.S. Treasury’s ownership interest in the Company. The option will be exercised at a price of $500 million, as agreed upon by Fiat and the U.S. Treasury.

The U.S. Treasury and the VEBA Trust are parties to an equity recapture agreement that is intended to provide to the U.S. Treasury the economic benefit associated with the membership interests held by the VEBA Trust in excess of a threshold amount of $4.25 billion plus 9 percent per annum from January 1, 2010. Once the VEBA Trust receives proceeds in such amount, any additional proceeds payable to the VEBA Trust and any membership interests retained by the VEBA Trust are to be transferred to the U.S. Treasury for no further consideration. On June 2, 2011, the U.S. Treasury agreed to assign to Fiat all of its rights under the equity recapture agreement for a price of $75 million.

Refer to Note 17, Subsequent Events, for additional information regarding events that have occurred subsequent to June 30, 2011 related to our members’ ownership interests.

Industrial Alliance

Pursuant to our master industrial agreement with Fiat, we established an industrial alliance in which we collaborate with Fiat on a number of fronts, including product and platform sharing and development, global distribution, procurement, information technology infrastructure and process improvement. The alliance is comprised of various commercial arrangements entered into pursuant to the master industrial agreement. As part of the alliance, we have access to certain of Fiat’s platforms, vehicles, products and technology. We are obligated to make royalty payments to Fiat related to the intellectual property that was contributed to us by Fiat. The royalty payments are calculated based on a percentage of the material cost of the vehicle, or portion of the vehicle or component, in which we utilize the Fiat intellectual property. We have also entered into other transactions with Fiat, including the purchase of goods and services in the ordinary course of business.

During 2010, we executed agreements with Fiat which govern the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization. In 2010, Fiat assumed the management of our distribution and sales operations in select European countries and in June 2011, became the general distributor of our vehicles and service parts in Europe, selling our products through a network of newly appointed dealers.

The following summarizes our transactions with Fiat (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Sales of vehicles, parts and services provided to Fiat	$515	$68	$716	$77
Purchases of vehicles, parts and/or services from Fiat	272	89	416	123
Purchases capitalized in property, plant and equipment, net	45	56	84	75

During the three months ended June 30, 2011 and 2010, we recognized reimbursements from Fiat of $79 million and $10 million, respectively, and $96 million and $21 million for the six months ended June 30, 2011 and 2010, respectively. These reimbursements related to certain engineering and development activities performed under our product and platform sharing development alliance with Fiat.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 14. Other Transactions with Related Parties — Continued

Fiat — Continued

Industrial Alliance – Continued

Royalty fees incurred for the intellectual property contributed by Fiat were $1 million for both the three and six months ended June 30, 2011. No royalty fees were incurred during the three and six months ended June 30, 2010 due to production utilizing the intellectual property not beginning until December 2010.

U.S. Treasury

As of June 30, 2011, the U.S. Treasury had a 6.5 percent ownership interest in the Company. Related party transactions with the U.S. Treasury disclosed below are limited to activities related to individual contractual agreements and not statutory requirements, such as taxes.

In April 2011, we agreed with the U.S. Treasury that in the event that the obligations under the U.S. Treasury loan agreement were repaid in full and the commitment under that agreement terminated, we would, in lieu of the vitality covenants, governance covenant and Troubled Asset Relief Program (“TARP”) covenants, agree to continue to comply with the requirements of TARP as though the Company and our subsidiaries remained a TARP recipient receiving exceptional financial assistance through the date on which the U.S. Treasury sells the Class A Membership Interests it originally acquired in connection with the 363 Transaction (the “TARP Restricted Period”). Specifically, we agreed to comply with the vitality covenant and covenants substantially similar to the TARP covenants during the TARP Restricted Period. Under this agreement, we would no longer be bound by the restrictions on executive privileges and compensation established under the Emergency Economic Stabilization Act (“EESA”) as of the end of the TARP Restricted Period. The agreement expressly confirms that these TARP and EESA restrictions will not be applicable to Fiat or any of its affiliates, other than the Company, in the event Fiat acquires a majority ownership in us.

Refer to Note 17, Subsequent Events, for additional information regarding events that have occurred subsequent to June 30, 2011 related to our members’ ownership interests.

In March 2010, we repaid in full, the $123 million outstanding on a loan facility provided by the U.S. Treasury to Chrysler Receivables SPV, LLC (“Receivable SPV”) related to the Auto Supplier Support Program. In April 2010, the Auto Supplier Support Program expired and, in accordance with the terms of the agreement, we paid the U.S. Treasury a $40 million exit fee associated with the program, as well as $5 million, which represented 50 percent of the residual equity of Receivable SPV.

Interest expense on financial resources provided by the U.S. Treasury totaled $85 million and $143 million for the three months ended June 30, 2011 and 2010, respectively, and $229 million and $287 million for the six months ended June 30, 2011 and 2010, respectively. Interest expense included PIK interest of $10 million and $17 million for the three months ended June 30, 2011 and 2010, respectively, and $27 million and $34 million for the six months ended June 30, 2011 and 2010, respectively. For the three months ended June 30, 2010, $17 million of PIK interest was capitalized as financial liabilities in accordance with the loan agreements, and $17 million and $34 million was capitalized for the six months ended June 30, 2011 and 2010, respectively. No PIK interest was capitalized during the three months ended June 30, 2011 due to the repayment of the U.S. Treasury credit facilities in May 2011. Refer to Note 8, Financial Liabilities, for additional information.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 14. Other Transactions with Related Parties — Continued

Related Party Summary

Amounts due from and to related parties were as follows (in millions of dollars):

	June 30, 2011
	VEBA Trust	Fiat	U.S. Treasury	Other	Total
Amounts due from related parties (included in Prepaid Expenses and Other Assets)	$-	$674	$-	$16	$690

Amounts due to related parties (included in Trade Liabilities and Accrued Expenses and Other Liabilities)	$426	$371	$-	$15	$812
Financial liabilities to related parties (included in Financial Liabilities)	4,040	-	-	-	4,040

Total due to related parties	$4,466	$371	$-	$15	$4,852

	December 31, 2010
	VEBA Trust	Fiat	U.S. Treasury	Other	Total
Amounts due from related parties (included in Prepaid Expenses and Other Assets)	$-	$227	$-	$14	$241

Amounts due to related parties (included in Trade Liabilities and Accrued Expenses and Other Liabilities)	$214	$100	$1	$7	$322
Financial liabilities to related parties (included in Financial Liabilities)	4,018	-	5,696	-	9,714

Total due to related parties	$4,232	$100	$5,697	$7	$10,036

Amounts included in “Other” above relate to balances with related unconsolidated companies as a result of transactions in the ordinary course of business.

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

Key initiatives for Old Carco’s restructuring actions included workforce reductions, elimination of excess production capacity, refinements to its product portfolio and restructuring of international distribution operations. To eliminate excess production capacity, Old Carco eliminated manufacturing work shifts, reduced line speeds at certain manufacturing facilities, adjusted volumes at stamping and powertrain facilities and idled certain manufacturing plants. Old Carco’s restructuring actions also included the cancellation of five existing products from the portfolio, discontinued development on certain previously planned product offerings and the closure of certain parts distribution centers in the U.S. and Canada. We will continue to execute the remaining actions under Old Carco’s restructuring initiatives over the next two years. The remaining actions principally include the completion of the activities associated with the idling of three manufacturing facilities and the restructuring of

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 15. Restructuring Actions — Continued

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

We recorded charges, net of discounting, of $34 million and $47 million for the three months ended June 30, 2011 and 2010, respectively, and $48 million and $66 million for the six months ended June 30, 2011 and 2010, respectively. During the three and six months ended June 30, 2011, the charges primarily included costs associated with employee relocations and plant deactivations for previously announced restructuring initiatives, as well as other transition costs of $20 million resulting from the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization. During the three and six months ended June 30, 2010 the charges primarily related to workforce reductions, including costs resulting from the integration of our European distribution and dealer network into Fiat’s distribution organization, as well as plant deactivation costs.

We made refinements to existing reserve estimates resulting in net reductions of $32 million and $9 million for the three months ended June 30, 2011 and 2010, respectively, and $35 million and $8 million for the six months ended June 30, 2011 and 2010, respectively. During the three and six months ended June 30, 2011, the adjustments related to decreases in the expected workforce reduction costs, as well as legal and supplier cancellation claim reserves as a result of management’s adequacy reviews. These reviews took into consideration the status of the restructuring actions and the estimated costs to complete the actions. During the three and six months ended June 30, 2010, the adjustments principally represented a decrease in the supplier cancellation claim reserves as a result of the settlement of certain claims and a net increase in the expected workforce reduction costs as a result of management’s adequacy reviews.

Additional charges of approximately $21 million related to employee relocations and plant deactivation costs are expected to be recognized over the remainder of 2011 and 2012. We anticipate that the total costs we will incur related to these restructuring activities, including the initial assumption of the $554 million obligation from Old Carco, will be $624 million, including $380 million related to employee termination benefits and $244 million of other costs.

The restructuring charges, reserve adjustments and interest accretion are included in Restructuring Expenses, Net in the accompanying Condensed Consolidated Statements of Operations and would have otherwise been reflected in Cost of Sales.

In connection with these actions, we expect to make payments of approximately $83 million and $133 million during the remainder of 2011 and 2012, respectively. Additional payments of approximately $3 million are expected to be funded through pension and other post-employment benefit plans related to special retirement programs and other benefits.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 15. Restructuring Actions — Continued

Restructuring reserves are included in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets. The following summarizes the restructuring reserves activity (in millions of dollars):

	Six Months Ended June 30,
	2011			2010
	Workforce Reductions	Other	Total	Workforce Reductions	Other	Total
Balance at beginning of period	$79	$160	$239	$343	$38	$381
Charges	11	17	28	57	9	66
Adjustments to reserve estimates	(8)	(27)	(35)	5	(13)	(8)
Payments	(25)	(8)	(33)	(58)	(14)	(72)
Amounts recognized and transferred to employee benefit plans	(1)	-	(1)	(4)	-	(4)
Interest accretion	-	-	-	2	-	2
Other, including currency translation	(5)	5	-	3	(1)	2

Balance at end of period	$51	$147	$198	$348	$19	$367

Note 16. Venezuelan Currency Devaluation

The functional currency of Chrysler de Venezuela (“CdV”), our wholly-owned subsidiary in Venezuela, is the USD. Pursuant to certain Venezuelan foreign currency exchange control regulations, the Central Bank of Venezuela (“BCV”) centralizes all foreign currency transactions in the country. Under these regulations, the purchase and sale of foreign currency must be made through the Commission for the Administration of Foreign Exchange (“CADIVI”).

Prior to January 1, 2010, the official exchange rate was 2.15 bolivar fuerte (“BsF”) per USD. In January 2010, the Venezuelan government devalued the BsF relative to the USD from the official rate of 2.15 BsF per USD to a dual-rated system regulated by the CADIVI. The dual-rate included (i) an essential rate of 2.60 BsF per USD for food, technology and other items, such as our car kits, and (ii) a nonessential rate of 4.30 BsF per USD for all other transactions. As a result of this devaluation, we recorded a foreign currency translation loss of $20 million in the first quarter of 2010. On December 30, 2010, a further devaluation of the BsF was announced, eliminating the essential rate of 2.60 BsF per USD and requiring all CADIVI-approved transactions, including transactions that were pending CADIVI approval prior to the announcement, to occur at the previous nonessential rate of 4.30 BsF per USD. The new rate was declared effective as of January 1, 2011. The nonessential rate remained unchanged. However, as a result of the announced devaluation of the essential rate on December 30, 2010, we remeasured all BsF denominated balances at that time. No additional events have occurred during the first six months of 2011 which would further impact the BsF to USD exchange rate.

At June 30, 2011 and December 31, 2010, the net monetary assets of CdV denominated in BsF were 553 million ($129 million USD) and 348 million ($81 million USD), respectively, which included cash and cash equivalents denominated in BsF of 760 million ($177 million USD) and 651 million ($151 million USD), respectively.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 17. Subsequent Events

On July 21, 2011, Fiat acquired beneficial ownership of the membership interests in the Company held by the U.S. Treasury and Canada CH, a wholly-owned subsidiary of Canada Development Investment Corporation, a Canadian federal Crown Corporation (“Canadian Government”). Fiat acquired 98,461 Class A Membership Interests in the Company from the U.S. Treasury, representing approximately 6 percent of the fully-diluted ownership interest in the Company for cash consideration of $500 million. Pursuant to a separate agreement, Fiat paid $125 million in cash to acquire 24,615 Class A Membership Interests in the Company from the Canadian Government, representing approximately 1.5 percent of the fully-diluted ownership interest in the Company.

As a result of these transactions, Fiat became the owner of a majority of the membership interests in the Company. Fiat now holds 55.3 percent of our outstanding equity. The remaining equity in the Company is owned by the VEBA Trust.

On July 21, 2011, Fiat also agreed to acquire the U.S. Treasury’s rights under the equity recapture agreement between the U.S. Treasury and the VEBA Trust for $75 million, of which $15 million was paid to the Canadian Government pursuant to a separate arrangement between the U.S. Treasury and the Canadian Government. Refer to Note 14, Other Transactions with Related Parties, for additional information related to the equity recapture agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our financial condition and operating results should be read together with our accompanying condensed consolidated financial statements and our Registration Statement on Form 10, as amended (“Form 10”), filed with the Securities and Exchange Commission (“SEC”).

Selected Financial and Other Data

The following sets forth selected financial and other data for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	Percentage of Revenues	2010	Percentage of Revenues	2011	Percentage of Revenues	2010	Percentage of Revenues
	(in millions of dollars)
Condensed Consolidated Statements of Operations Data:
Revenues, net	$13,661	100.0%	$10,478	100.0%	$26,785	100.0%	$20,165	100.0%
Gross margin	2,204	16.1%	1,502	14.3%	4,251	15.9%	2,859	14.2%
Selling, administrative and other expenses	1,255	9.2%	927	8.8%	2,440	9.1%	1,836	9.1%
Research and development expenses, net	392	2.9%	379	3.6%	746	2.8%	673	3.3%
Interest expense	328	2.4%	313	3.0%	676	2.5%	624	3.1%
Loss on extinguishment of debt	551	4.0%	-	-	551	2.1%	-	-
Net loss	(370)	(2.7)%	(172)	(1.6)%	(254)	(0.9)%	(369)	(1.8)%

	June 30, 2011	December 31, 2010
	(in millions of dollars)
Condensed Consolidated Balance Sheets Data at Period End:
Cash and cash equivalents	$10,175	$7,347
Restricted cash	451	671
Total assets	37,934	35,449
Current maturities of financial liabilities	220	2,758
Long-term financial liabilities	12,183	10,973
Members’ Deficit	(3,509)	(4,489)

	Six Months Ended June 30,
	2011	2010
	(in millions of dollars)
Condensed Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in):
Operating activities	$3,708	$3,579
Investing activities	(393)	(362)
Financing activities	(461)	(1,236)

Other Financial Information:
Depreciation and amortization expense	$1,510	$1,513
Capital expenditures	1,185	1,180

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Other Statistical Information:
Net worldwide factory shipments (in thousands) (1)	488	407	966	774
Worldwide vehicle sales (in thousands) (2)	486	407	880	741
U.S. dealer inventory at period end (in thousands)			314	222
Number of employees at period end			55,067	50,838

(1)	Represents vehicle sales to our dealers, distributors and fleet customers. For additional information refer to – Results of Operations, Worldwide Factory Shipments.

(2)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.

Overview of our Operations

Chrysler Group is a Delaware limited liability company formed on April 28, 2009 with membership interests held by Fiat and the United Auto Workers’ Retiree Medical Benefits Trust (“VEBA Trust”). Throughout this report, we refer to the economic and voting rights associated with our membership interests as ownership interests.

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

We have an industrial alliance with Fiat that provides for collaboration in a number of areas, including product and platform sharing and development, global distribution, procurement, information technology infrastructure and process improvement. In December 2010, we began production of the Fiat 500 and became the exclusive distributor of Fiat brand vehicles and service parts in North America in 2011. In 2010, Fiat assumed the management of our distribution and sales operations in select European countries and in June 2011, became the general distributor of our vehicles and service parts in Europe, where it sells our products through a network of newly appointed dealers.

Fiat Ownership Interest

In January 2011, we delivered an irrevocable commitment letter to the United States Department of the Treasury (“U.S. Treasury”) stating that we had received the appropriate governmental approvals to begin commercial production of our Fully Integrated Robotised Engine in our Dundee, Michigan facility, which represented our achievement of the first of three Class B Events as outlined in our Amended and Restated Limited Liability Company Operating Agreement (“LLC Operating Agreement”). In April 2011, we achieved our second Class B Event and delivered a notice to the U.S. Treasury confirming that we had achieved the Non-NAFTA Distribution Event as outlined in our LLC Operating Agreement. As a result of the achievement of these Class B Events, Fiat’s ownership interest increased from 20.0 percent to 30.0 percent, in increments of 5 percent.

On May 24, 2011, and concurrent with our repayment of the U.S. Treasury and Export Development Canada (“EDC”) credit facilities, Fiat exercised its incremental equity call option and acquired an additional 16 percent fully-diluted ownership interest in the Company pursuant to the terms of our LLC Operating Agreement. We received the entire exercise price of $1,268 million in cash, increasing our contributed capital by the proceeds received, and we issued new Class A Membership Interests to Fiat. Refer to – Liquidity and Capital Resources, Liquidity Overview, for additional information related to our refinancing transaction and the repayment of our U.S. Treasury and EDC credit facilities.

On July 21, 2011, Fiat acquired beneficial ownership of the membership interests in the Company held by the U.S. Treasury and Canada CH Investment Corporation (“Canada CH”), a wholly-owned subsidiary of the Canada Development Investment Corporation, a Canadian federal Crown Corporation (“Canadian Government”). Fiat acquired 98,461 Class A Membership Interests in the Company from the U.S. Treasury, representing approximately 6 percent of the fully-diluted ownership interest in the Company for cash consideration of $500 million. Pursuant to a separate agreement, Fiat paid $125 million in cash to acquire 24,615 Class A Membership Interests in the Company from the Canadian Government, representing approximately 1.5 percent of the fully-diluted ownership interest in the Company.

As a result of these transactions, Fiat became the owner of a majority of the membership interests in the Company. Fiat now holds 55.3 percent of our outstanding equity. Upon our achievement of the third and final Class B Event, Fiat will obtain an additional 5 percent ownership interest in the Company. Taking into account the effects of dilution from the Class B Event, Fiat will then own 58.5 percent of our outstanding equity.

On July 21, 2011, Fiat also agreed to acquire the U.S. Treasury’s rights under the equity recapture agreement between the U.S. Treasury and the VEBA Trust for $75 million, of which $15 million was paid to the Canadian Government pursuant to a separate arrangement between the U.S. Treasury and the Canadian Government.

Following the acquisition of the additional 16 percent fully-diluted ownership interest in the Company, Fiat had the right to appoint a fourth member of our Board of Directors. On June 8, 2011, Fiat advised us that it was not exercising its right to appoint an additional director, but reserved the right to do so at any time. Upon acquiring the U.S. Treasury and Canadian Government’s Class A Membership Interests in the Company, Fiat became the majority holder of our outstanding equity interests and now has the right to appoint a majority of our Board of Directors.

Vehicle Sales

The following summarizes our new vehicle sales by geographic market:

	Three Months Ended June 30,						Six Months Ended June 30,
	2011 (1)(2)			2010 (1)(2)			2011 (1)(2)			2010 (1)(2)
	Chrysler Group	Industry	Percentage of Industry	Chrysler Group	Industry	Percentage of Industry	Chrysler Group	Industry	Percentage of Industry	Chrysler Group	Industry	Percentage of Industry
	(vehicles in thousands)
U. S.	353	3,337	10.6%	292	3,115	9.4%	640	6,449	9.9%	527	5,703	9.2%
Canada	72	482	14.9%	60	465	12.9%	122	822	14.8%	105	797	13.2%
Mexico	19	209	8.9%	17	188	9.1%	39	427	9.1%	36	382	9.4%

Total North America	444	4,028	11.0%	369	3,768	9.8%	801	7,698	10.4%	668	6,882	9.7%

Rest of World	42			38			79			73

Total Worldwide	486			407			880			741

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.

(2)	The Company’s estimated industry and market share data presented are based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight, Ward’s Automotive and R.L. Polk Data.

The following summarizes the total U.S. industry sales of new motor vehicles of domestic and foreign models and our relative competitive position:

	Three Months Ended June 30,						Six Months Ended June 30,
	2011 (1)(2)			2010 (1)(2)			2011 (1)(2)			2010 (1)(2)
	Chrysler Group	Industry	Percentage of Industry	Chrysler Group	Industry	Percentage of Industry	Chrysler Group	Industry	Percentage of Industry	Chrysler Group	Industry	Percentage of Industry
	(vehicles in thousands)
Cars
Small	16	618	2.6%	16	530	3.0%	26	1,202	2.2%	24	980	2.4%
Mid-size	38	608	6.3%	26	582	4.6%	61	1,182	5.2%	44	1,073	4.2%
Full-size	32	231	13.8%	38	241	15.8%	52	435	11.9%	67	439	15.2%
Sport	14	175	8.1%	13	180	7.4%	25	309	8.1%	23	317	7.3%

Total Cars	100	1,632	6.1%	93	1,533	6.1%	164	3,128	5.2%	158	2,809	5.6%
Minivans	51	125	41.1%	65	139	46.8%	103	245	42.1%	111	235	47.2%
Utility Vehicles	138	1,018	13.6%	83	915	9.1%	253	2,002	12.6%	166	1,717	9.7%
Pick-up Trucks	60	411	14.6%	50	412	12.0%	114	803	14.2%	89	732	12.1%
Van & Medium-Duty Truck	4	151	2.1%	1	116	0.9%	6	271	2.1%	3	210	1.4%

Total Vehicles	353	3,337	10.6%	292	3,115	9.4%	640	6,449	9.9%	527	5,703	9.2%

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.

(2)	The Company’s estimated industry and market share data presented are based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight, Ward’s Automotive and R.L. Polk Data.

Cyclical Nature of Business

As is typical in the automotive industry, our vehicle sales are highly sensitive to general economic conditions, availability of financing for dealers and retail customers and other external factors, including fuel prices, and as a result vary from quarter to quarter. Retail customers tend to delay the purchase of a new vehicle when disposable income and consumer confidence are low. In addition, our vehicle production volume and related revenues may vary from month to month, sometimes due to plant shutdowns, which may occur for several reasons, including production changes from one model year to the next. These model year changeovers occur throughout the year consistent with our product plan. Plant shutdowns, whether associated with model year changeovers or other factors, can have an impact on our revenues and a negative impact on our working capital as we continue to pay suppliers under standard contract terms while we do not receive proceeds from vehicle sales.

Results of Operations

Worldwide Factory Shipments

The following summarizes our gross and net worldwide factory shipments, which include vehicle sales to our dealers, distributors and fleet customers. Management believes that this data provides meaningful information regarding our operating results. Shipments of vehicles manufactured by our assembly facilities are generally aligned with current period production, which is driven by consumer demand. Revenue is generally recognized when the risks and rewards of ownership of a vehicle have been transferred to our customer, which usually occurs upon release of the vehicle to the carrier responsible for transporting the vehicle to our customer. Our fleet customers include rental car companies, commercial fleet customers, leasing companies and governmental entities. Our fleet shipments include vehicle sales through our Guaranteed Depreciation Program (“GDP”) under which we guarantee the residual value or otherwise assume responsibility for the minimum resale value of the vehicle. We account for such sales similar to an operating lease and recognize rental income over the contractual term of the lease on a straight-line basis. At the end of the lease term, we recognize revenue for the portion of the vehicle sales price which had not been previously recognized as rental income and recognize, in cost of sales, the remainder of the cost of the vehicle which had not been previously recognized as depreciation expense over the lease term. We include GDP vehicle sales in our worldwide factory shipments at the time of auction rather than at the time of sale to the fleet customer, consistent with the timing of revenue recognition. We consider these net worldwide factory shipments to approximate the timing of revenue recognition.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2011	2010		2011	2010
	(vehicles in thousands)
Retail	390	287	103	765	552	213
Fleet	124	146	(22)	234	261	(27)

Worldwide Factory Shipments	514	433	81	999	813	186
Adjust for GDP activity during the period:
Less: Vehicles shipped	(37)	(31)	(6)	(62)	(52)	(10)
Plus: Vehicles auctioned	11	5	6	29	13	16

Net Worldwide Factory Shipments	488	407	81	966	774	192

Consolidated Results

The following is a discussion of the results of operations for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, and for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The discussion of certain expense line items (cost of sales, gross margin, selling, administrative and other expenses, and research and development expenses) includes a presentation of such line items as a percentage of revenues, for the respective periods presented, to facilitate the discussion of the three months ended June 30, 2011 compared to the comparable period in 2010 and for the six months ended June 30, 2011 compared to the comparable period in 2010.

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Revenues, Net

	Three Months Ended June 30,		Increase (Decrease)
	2011	2010
	(in millions of dollars)
Revenues, net	$13,661	$10,478	$3,183 30.4%

Revenues for the three months ended June 30, 2011 increased $3,183 million as compared to the same period in 2010 primarily due to an increase in our net worldwide factory shipments from 407 thousand vehicles for the three months ended June 30, 2010 to 488 thousand vehicles for the three months ended June 30, 2011, which accounted for approximately $1.9 billion of the revenue increase. The increase in our net worldwide factory shipments was primarily driven by consumer demand for our 16 all-new or significantly refreshed vehicles, many of which first became available for sale earlier this year. Typically our vehicles are available for retail purchase two to three months following production launch. In addition, the increase in our shipments was driven by the overall improvement in the U.S. automotive market, which experienced a 7 percent increase in the industry vehicle sales from the second quarter of 2010 to the second quarter of 2011. Approximately $550 million of the revenue increase was attributable to more favorable pricing of our 2011 and 2012 model year vehicles as compared to the prior model year and reduced reliance on incentives. In addition, approximately $300 million of the increase was due to a favorable shift in our retail to fleet vehicle sales mix, which is consistent with our strategy to focus on continued growth in the U.S. retail market while maintaining stable U.S. fleet shipments.

Cost of Sales

	Three Months Ended June 30,				Increase (Decrease)
	2011	Percentage of Revenues	2010	Percentage of Revenues
	(in millions of dollars)
Cost of sales	$11,457	83.9%	$8,976	85.7%	$2,481 27.6%
Gross margin	$2,204	16.1%	$1,502	14.3%	$702 46.7%

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

Cost of sales for the three months ended June 30, 2011 increased $2,481 million as compared to the same period in 2010 primarily due to higher production volumes and an increase in vehicle shipments, which accounted for approximately $1.5 billion of the increase. Approximately $300 million of the increase was due to additional costs associated with enhanced features and content in our 2011 and 2012 model year vehicles. In addition, approximately $100 million of the increase was due to a higher mix of retail to fleet vehicle sales as noted above. Typically, our retail customers purchase vehicles with more options than our fleet customers, which increase the cost of the vehicles. For the three months ended June 30, 2011, price increases for certain raw materials, particularly steel, had a negative impact on our cost of sales of approximately $100 million. Our exposure to the increase in steel prices was limited because we purchased approximately two-thirds of our steel pursuant to fixed-price contracts. In addition, we were able to offset these price increases by achieving certain cost savings, principally from commercial re-negotiations and technical efficiencies.

Selling, Administrative and Other Expenses

	Three Months Ended June 30,				Increase (Decrease)
	2011	Percentage of Revenues	2010	Percentage of Revenues
	(in millions of dollars)
Selling, administrative and other expenses	$1,255	9.2%	$927	8.8%	$328 35.4%

Selling, administrative and other expenses include personnel, advertising, warehousing and other costs. The increase in selling, administrative and other expenses during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was primarily due to an increase of approximately $300 million in advertising expenses period over period. These advertising expenses were principally incurred in connection with the retail launch of 11 new vehicles, which began arriving in dealerships during the first quarter of 2011. Typically, significant advertising expense is incurred in the initial months that new vehicles are available to customers in the dealerships. The increase in advertising expense was also attributable to spending on brand-focused advertising campaigns in our efforts to continue to build brand awareness.

Research and Development Expenses, Net

	Three Months Ended June 30,				Increase (Decrease)
	2011	Percentage of Revenues	2010	Percentage of Revenues
	(in millions of dollars)
Research and development expenses, net	$392	2.9%	$379	3.6%	$13 3.4%

Research and development expenses consist of material costs and personnel related expenses associated with engineering, design and development. Our research and development spending has been focused on improving the quality of our vehicles and reducing the time-to-market of new vehicles, including both short-term improvements related to existing vehicles, which include easily recognizable and extensive upgrades to vehicle interiors, and longer term product and powertrain programs. Our research and development expenses are net of amounts to be reimbursed by Fiat in connection with joint development programs.

The increase in research and development expenses for the three months ended June 30, 2011 as compared to the same period in 2010 was primarily related to joint development programs with Fiat associated with the Compact U.S. Wide (“CUSW”) platform, variants of the Fiat 500 and various powertrain and other programs, as well as mid-cycle actions related to our current vehicle portfolio. To support these efforts, we have increased our average headcount for engineering, research and development by approximately 27 percent from the three months ended June 30, 2010 to the same period in 2011, while also increasing our temporary contract workers to meet specialized needs.

Interest Expense

	Three Months Ended June 30,		Increase (Decrease)
	2011	2010
	(in millions of dollars)
Interest expense	$328	$313	$15 4.8%

Interest expense for the three months ended June 30, 2011 and 2010 included the following (in millions of dollars):

	Three Months Ended June 30,
	2011	2010
Financial interest expense:
VEBA Trust Note	$106	$103
U.S. Treasury credit facilities	75	126
EDC credit facilities	16	26
2019 and 2021 Notes	27	-
Tranche B Term Loan	19	-
Canadian Health Care Trust Notes	22	-
Mexican development banks credit facility	11	-
Other	16	24
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	51	58
Payable-in-kind interest	10	17
Capitalized interest related to capital expenditures	(25)	(41)

Total	$328	$313

The increase in interest expense for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was primarily due to interest incurred on the Canadian Health Care Trust Notes issued on December 31, 2010 and the Mexican development banks credit facility entered into in July 2010. The increase was partially offset by interest savings realized as a result of our debt refinancing transaction in May 2011, in which we repaid our outstanding obligations under the U.S. Treasury and EDC credit facilities and entered into a senior secured Tranche B term loan (“Tranche B Term Loan”) and issued senior secured notes due in 2019 (“2019 Notes”) and 2021 (“2021 Notes”), which we collectively refer to as “the Notes.” The interest savings are due to the Tranche B Term Loan and the Notes having lower effective interest rates than the U.S. Treasury and EDC credit facilities. Refer to – Liquidity and Capital Resources, for additional information regarding our refinancing transaction.

Loss on Extinguishment of Debt

	Three Months Ended June 30,		Increase (Decrease)
	2011	2010
	(in millions of dollars)
Loss on extinguishment of debt	$551	$-	$551 100.0%

In connection with the repayment of our outstanding obligations under the U.S. Treasury and EDC credit facilities in May 2011, we recognized a $551 million loss on extinguishment of debt, which consisted of the write off of $136 million of unamortized discounts and $34 million of unamortized debt issuance costs associated with the U.S. Treasury credit facilities and $367 million of unamortized discounts and $14 million of unamortized debt issuance costs associated with the EDC credit facilities. Refer to Note 8, Financial Liabilities, of our accompanying condensed consolidated financial statements and – Liquidity and Capital Resources, for additional information regarding our refinancing transaction and this charge.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Revenues, Net

	Six Months Ended June 30,		Increase (Decrease)
	2011	2010
	(in millions of dollars)
Revenues, net	$26,785	$20,165	$6,620 32.8%

Revenues for the six months ended June 30, 2011 increased $6,620 million as compared to the same period in 2010 primarily due to an increase in our net worldwide factory shipments from 774 thousand vehicles for the six months ended June 30, 2010 to 966 thousand vehicles for the six months ended June 30, 2011, which accounted for approximately $4.6 billion of the revenue increase. The increase in our net worldwide factory shipments was primarily driven by consumer demand for our 16 all-new or significantly refreshed vehicles, many of which first became available for sale earlier this year. Typically our vehicles are available for retail purchase two to three months following production launch. In addition, the increase in our shipments was driven by the overall improvement in the U.S. automotive market, which experienced a 13 percent increase in the industry vehicle sales from the first half of 2010 to the first half of 2011. Approximately $1 billion of the revenue increase was attributable to more favorable pricing of our 2011 and 2012 model year vehicles as compared to the prior model year and reduced reliance on incentives. In addition, approximately $400 million of the increase was due to a favorable shift in our retail to fleet vehicle sales mix, which is consistent with our strategy to focus on continued growth in the U.S. retail market while maintaining stable U.S. fleet shipments.

Cost of Sales

	Six Months Ended June 30,				Increase (Decrease)
	2011	Percentage of Revenues	2010	Percentage of Revenues
	(in millions of dollars)
Cost of sales	$22,534	84.1%	$17,306	85.8%	$5,228 30.2%
Gross margin	$4,251	15.9%	$2,859	14.2%	$1,392 48.7%

Fluctuations in our cost of sales are driven primarily by the number of vehicles we produce and sell. The cost of materials and components makes up a majority of our cost of sales, approximately 70 percent in each period. The remaining costs primarily include labor costs consisting of direct and indirect wages and fringe benefits, depreciation and amortization, and transportation costs. Cost of sales also includes warranty and product-related costs, as well as interest, depreciation and amortization expense related to the Gold Key Lease portfolio and depreciation expense related to our GDP vehicles.

Cost of sales for the six months ended June 30, 2011 increased $5,228 million as compared to the same period in 2010 primarily due to higher production volumes and an increase in vehicle shipments, which accounted for approximately $3.6 billion of the increase. Approximately $600 million of the increase was due to additional costs associated with enhanced features and content in our 2011 and 2012 model year vehicles. In addition, approximately $100 million of the increase was due to a higher mix of retail to fleet vehicle sales as noted above. Typically, our retail customers purchase vehicles with more options than our fleet customers, which increase the cost of the vehicles. For the six months ended June 30, 2011, price increases for certain raw materials, particularly steel, had a negative impact on our cost of sales of approximately $200 million. Our exposure to the increase in steel prices was limited because we purchased approximately two-thirds of our steel pursuant to fixed-price contracts. In addition, we were able to offset these price increases by achieving certain cost savings, principally from commercial re-negotiations and technical efficiencies.

Selling, Administrative and Other Expenses

	Six Months Ended June 30,				Increase (Decrease)
	2011	Percentage of Revenues	2010	Percentage of Revenues
	(in millions of dollars)
Selling, administrative and other expenses	$2,440	9.1%	$1,836	9.1%	$604 32.9%

Selling, administrative and other expenses include personnel, advertising, warehousing and other costs. The increase in selling, administrative and other expenses during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was primarily due to an increase of approximately $500 million in advertising expenses period over period. These advertising expenses were principally incurred in connection with the retail launch of 11 new vehicles, which began arriving in dealerships during the first quarter of 2011. Typically, significant advertising expense is incurred in the initial months that new vehicles are available to customers in the dealerships. The increase in advertising expense was also attributable to spending on brand-focused advertising campaigns in our efforts to continue to build brand awareness.

Research and Development Expenses, Net

	Six Months Ended June 30,				Increase (Decrease)
	2011	Percentage of Revenues	2010	Percentage of Revenues
	(in millions of dollars)
Research and development expenses, net	$746	2.8%	$673	3.3%	$73 10.8%

Research and development expenses consist of material costs and personnel related expenses associated with engineering, design and development. Our research and development spending has been focused on improving the quality of our vehicles and reducing the time-to-market of new vehicles, including both short-term improvements related to existing vehicles, which include easily recognizable and extensive upgrades to vehicle interiors, and longer term product and powertrain programs. Our research and development expenses are net of amounts to be reimbursed by Fiat in connection with joint development programs.

The increase in research and development expenses for the six months ended June 30, 2011 as compared to the same period in 2010 was primarily related to joint development programs with Fiat associated with the CUSW platform, variants of the Fiat 500 and various powertrain and other programs, as well as mid-cycle actions related to our current vehicle portfolio. To support these efforts, we have increased our average headcount for engineering, research and development by approximately 23 percent from the six months ended June 30, 2010 to the same period in 2011, while also increasing our temporary contract workers to meet specialized needs.

Interest Expense

	Six Months Ended June 30,		Increase (Decrease)
	2011	2010
	(in millions of dollars)
Interest expense	$676	$624	$52 8.3%

Interest expense for the six months ended June 30, 2011 and 2010 included the following (in millions of dollars):

	Six Months Ended June 30,
	2011	2010
Financial interest expense:
VEBA Trust Note	$211	$205
U.S. Treasury credit facilities	202	253
EDC credit facilities	44	51
2019 and 2021 Notes	27	-
Tranche B Term Loan	19	-
Canadian Health Care Trust Notes	44	-
Mexican development banks credit facility	21	-
Other	32	50
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	109	114
Payable-in-kind interest	27	34
Capitalized interest related to capital expenditures	(60)	(83)

Total	$676	$624

The increase in interest expense for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, was primarily due to interest incurred on the Canadian Health Care Trust Notes issued on December 31, 2010 and the Mexican development banks credit facility entered into in July 2010. The increase was partially offset by interest savings realized as a result of our debt refinancing transaction in May 2011, in which we repaid our outstanding obligations under the U.S. Treasury and EDC credit facilities and entered into the Tranche B Term Loan and issued the 2019 Notes and 2021 Notes. The interest savings are due to the Tranche B Term Loan and the Notes having lower effective interest rates than the U.S. Treasury and EDC credit facilities. Refer to – Liquidity and Capital Resources, for additional information regarding our refinancing transaction.

Loss on Extinguishment of Debt

	Six Months Ended June 30,		Increase (Decrease)
	2011	2010
	(in millions of dollars)
Loss on extinguishment of debt	$551	$-	$551 100.0%

In connection with the repayment of our outstanding obligations under the U.S. Treasury and EDC credit facilities in May 2011, we recognized a $551 million loss on extinguishment of debt, which consisted of the write off of $136 million of unamortized discounts and $34 million of unamortized debt issuance costs associated with the U.S. Treasury credit facilities and $367 million of unamortized discounts and $14 million of unamortized debt issuance costs associated with the EDC credit facilities. Refer to Note 8, Financial Liabilities, of our accompanying condensed consolidated financial statements and – Liquidity and Capital Resources, for additional information regarding our refinancing transaction and this charge.

Liquidity and Capital Resources

Liquidity Overview

We require significant liquidity in order to meet our obligations and fund our business plan. Short-term liquidity is required to purchase raw materials, parts and components required for vehicle production, and to fund selling, administrative, research and development and other expenses. In addition to our general working capital needs, we expect to use significant amounts of cash for the following purposes: (i) capital expenditures to support our existing and future products; (ii) principal and interest payments under our financial obligations and (iii) pension and other postretirement benefits (“OPEB”) payments.

Refer to – Contractual Obligations, for additional information regarding short-term and long-term payments due under our significant contractual obligations and commitments as of June 30, 2011.

Liquidity needs are met primarily through cash generated from operations, including the sale of vehicles and service parts to dealers, distributors and other customers worldwide. We also have access to an undrawn revolving credit facility as detailed under the caption – Total Available Liquidity below. In addition, long-term liquidity needs may involve some level of debt refinancing as outstanding debt becomes due or we are required to make amortization or other principal payments. Although we believe that our current level of total available liquidity is sufficient to meet our short-term and long-term liquidity requirements, we regularly evaluate opportunities to improve our liquidity position and reduce our net industrial debt over time in order to enhance our financial flexibility and to achieve and maintain a liquidity and capital position consistent with that of our principal competitors.

On May 24, 2011, we completed a refinancing transaction whereby we entered into a $4.3 billion senior secured credit agreement which includes a $3.0 billion Tranche B Term Loan and a $1.3 billion undrawn revolving credit facility (“Revolving Facility”), collectively referred to as the Senior Credit Facilities. In addition, we issued $3.2 billion of senior secured notes. The net proceeds received from the refinancing transaction, along with the proceeds received from Fiat’s exercise of its incremental equity call option, which occurred concurrently with the refinancing transaction, and cash generated from our operations, were used to repay all amounts outstanding under the U.S. Treasury and EDC credit facilities.

Refer to – Repayment of U.S. Treasury and EDC Credit Facilities and – Credit Facilities and Senior Secured Notes, for additional information regarding our refinancing transaction.

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

Any actual or perceived limitations of our liquidity may affect the ability or willingness of counterparties, including dealers, suppliers and financial service providers, to do business with us, or require us to restrict additional amounts of cash to provide collateral security for our obligations. Our liquidity levels are subject to a number of risks and uncertainties, including those described in Item 1A. Risk Factors in our Form 10.

Total Available Liquidity

At June 30, 2011, our total available liquidity was $11,475 million, including funds available to be borrowed under the Revolving Facility of $1,300 million. We may access these funds subject to the conditions of the Senior Credit Facilities, and may use the proceeds for general corporate and/or working capital purposes. The terms of the Senior Credit Facilities require us to maintain a minimum liquidity of $3.0 billion inclusive of any amounts undrawn on the Revolving Facility. Total available liquidity includes cash and cash equivalents, which are subject to intra-month, foreign exchange and seasonal fluctuations. Restricted cash is not included in our presentation of total available liquidity. The following summarizes our total available liquidity:

	June 30, 2011	December 31, 2010
	(in millions of dollars)
Cash and cash equivalents (1)	$10,175	$7,347
Revolving Facility availability (2)	1,300	-
U.S. Treasury first lien credit facilities availability (3)	-	1,716
EDC credit facilities availability	-	554

Total Available Liquidity	$11,475	$9,617

(1)	The foreign subsidiaries, for which we have elected to permanently reinvest earnings outside of the U.S., held $0.8 billion and $1.4 billion of cash and cash equivalents as of June 30, 2011 and December 31, 2010, respectively. Our current plans do not demonstrate a need to, nor do we have plans to repatriate the retained earnings from these subsidiaries, as the earnings are permanently reinvested. However, in the future if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these subsidiaries, we may be required either to pay taxes, even though we are not currently a taxable entity for U.S. federal income tax purposes, or make distributions to our members to pay taxes associated with the repatriation or the sale or liquidation of these subsidiaries. We may also be required to accrue and pay withholding taxes, depending on the foreign jurisdiction from which the funds are repatriated.

(2)	Prior to the final maturity date of the Senior Credit Facilities, we have the option to increase the amount of these facilities in an aggregate principal amount not to exceed $1.2 billion, either through an additional term loan, an increase in the Revolving Facility or a combination of both.

(3)	Excluded $350 million as of December 31, 2010, which was to be drawn only to fund payments to the U.S. Dealer Automotive Receivables Transitions LLC (“USDART”). For a discussion of USDART, refer to Note 10, Commitments, Contingencies and Concentrations, of our accompanying condensed consolidated financial statements.

The increase of $1,858 million in total available liquidity from December 31, 2010 to June 30, 2011, reflects a $2,828 million increase in cash and cash equivalents resulting from net cash provided from operating activities of $3,708 million, partially offset by net cash used in investing activities of $393 million and net cash used in financing activities of $461 million, which includes proceeds from Fiat’s exercise of its incremental equity call option of $1,268 million. The increase in cash and cash equivalents was partially offset by a reduction in the amounts available for borrowing under our credit facilities due to the termination of all existing commitments under the U.S. Treasury and EDC credit facilities in connection with our refinancing transaction in May 2011. Refer to – Cash Flows below, for additional information regarding our changes in cash and cash equivalents.

Repayment of U.S. Treasury and EDC Credit Facilities

On May 24, 2011, we repaid all amounts outstanding under the U.S. Treasury first lien credit agreement and EDC loan and security agreement and terminated all lending commitments thereunder. Payments were made as follows (in millions of dollars):

	Principal		Accrued Interest	Total Payment
U.S. Treasury first lien credit facilities:
Tranche B	$2,080	(1)	$22	$2,102
Tranche C	3,675	(2)	65	3,740
Zero Coupon Note	100		-	100

Total U.S Treasury first lien credit facilities	5,855		87	5,942

EDC credit facilities:
Tranche X	1,319		14	1,333
Tranche X-2	404		4	408

Total EDC credit facilities	1,723		18	1,741

Total U.S Treasury and EDC credit facilities	$7,578		$105	$7,683

(1)	Includes $80 million of Payable-In-Kind (“PIK”) interest previously capitalized. The payment of PIK interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows.

(2)	Includes $315 million of PIK interest previously capitalized. The payment of PIK interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows. In addition, as a result of the termination of the Ally Master Transaction Agreement (“Ally MTA”) and in accordance with the U.S. Treasury first lien credit agreement, amounts outstanding under that agreement were reduced by $4 million, the amount of qualifying losses incurred by Ally Financial Inc. (“Ally”) through April 2011. Refer to Note 10, Commitments, Contingencies and Concentrations, of our accompanying condensed consolidated financial statements for additional information related to the Ally MTA.

Credit Facilities and Senior Secured Notes

On May 24, 2011, we and certain of our U.S. subsidiaries as guarantors entered into the following arrangements:

•

Senior Credit Facilities – a $3.0 billion Tranche B Term Loan maturing on May 24, 2017, which was fully drawn as of June 30, 2011 and a $1.3 billion Revolving Facility which matures on May 24, 2016 and remains undrawn;

•	Senior Secured Notes due 2019 – issuance of $1.5 billion of 8.00 percent senior secured notes due June 15, 2019; and

•	Senior Secured Notes due 2021 – issuance of $1.7 billion of 8.25 percent senior secured notes due June 15, 2021

Senior Credit Facilities. Our Senior Credit Facilities provide for borrowings of up to $4.3 billion including a $3.0 billion Tranche B Term Loan and a $1.3 billion Revolving Facility, which may be borrowed and repaid from time to time until the maturity date. Up to $200 million of the Revolving Facility may be used for the issuance of letters of credit. Prior to the final maturity date of each of the facilities, we have the option to extend the maturity date of all or a portion of these facilities with the consent of the lenders whose loans or commitments are being extended. We also have the option to increase the amount of these facilities in an aggregate principal amount not to exceed $1.2 billion, either through an additional term loan, an increase in the Revolving Facility or a combination of both, subject to certain conditions.

The outstanding principal amount of the Tranche B Term Loan is payable in equal quarterly installments of $7.5 million beginning on September 30, 2011, with the remaining balance due at maturity. No scheduled payments are required on amounts drawn on the Revolving Facility until the maturity date of the facility.

All amounts outstanding under the Tranche B Term Loan and Revolving Facility will bear interest at our option of either a base rate plus 3.75 percent per annum or at LIBOR plus 4.75 percent per annum. For the Tranche B Term Loan, a base rate floor of 2.25 percent per annum and a LIBOR floor of 1.25 percent per annum applies. Interest is currently reset and payable every three months beginning on July 25, 2011.

We are required to pay commitment fees equal to 0.75 percent per annum, which may be reduced to 0.50 percent per annum if we achieve a specific consolidated leverage ratio, multiplied by the daily average undrawn portion of the Revolving Facility. Commitment fees are payable quarterly in arrears.

If we voluntarily prepay all or any portion of the Tranche B Term Loan on or prior to the third anniversary of the closing date of the Senior Credit Facilities, we will be obligated to pay a call premium. On or prior to the first anniversary, the call premium will be based on a “make-whole” calculation, after the first anniversary but on or prior to the second anniversary, the call premium will be 2.00 percent of the principal amount repaid, and after the second anniversary but on or prior to the third anniversary, the call premium will be 1.00 percent of the principal amount repaid. After the third anniversary of the closing date of the Senior Credit Facilities, we may make voluntary prepayments under the Senior Credit Facilities without premium or penalty, except for normal breakage costs.

Mandatory prepayments are required, subject to certain exceptions, from the net cash proceeds of asset sales, incurrence of additional indebtedness, insurance or condemnation proceeds and excess cash flow. In the case of excess cash flow, the mandatory prepayments are subject to a leverage-based step-down and only to the extent our liquidity exceeds a certain threshold. Certain mandatory prepayments are subject to call premiums consistent with the voluntary prepayments.

The Senior Credit Facilities are secured by a senior priority security interest in substantially all of Chrysler Group LLC’s assets and the assets of its U.S. subsidiary guarantors, subject to certain exceptions, including certain assets that may secure a proposed credit facility with the DOE in connection with the Advanced Technology Vehicles Manufacturing Loan Program. The collateral includes 100 percent of the equity interests in our domestic subsidiaries and 65 percent of the equity interests in foreign subsidiaries held directly by Chrysler Group LLC and its U.S. subsidiary guarantors.

The senior secured credit agreement includes a number of affirmative covenants, many of which are customary, including, but not limited to, the reporting of financial results and other developments, compliance with laws, payment of taxes, maintenance of insurance and similar requirements. The senior secured credit agreement also contains several negative covenants, including but not limited to, (i) limitations on incurrence, repayment and prepayment of indebtedness; (ii) limitations on incurrence of liens; (iii) our ability to make restricted payments; (iv) limitations on transactions with affiliates, swap agreements and sale and leaseback transactions; (v) limitations on fundamental changes, including certain asset sales and (vi) restrictions on certain subsidiary distributions. In addition, the senior secured credit agreement requires us to maintain a minimum ratio of borrowing base to covered debt, as well as a minimum liquidity of $3.0 billion, which includes any undrawn amounts on the Revolving Facility.

The senior secured credit agreement contains a number of events of default related to, (i) failure to make payments when due; (ii) failure to comply with covenants; (iii) breaches of representations and warranties; (iv) certain changes of control; (v) cross-default with certain other debt and hedging agreements and (vi) the failure to pay certain material judgments. As of June 30, 2011, we were in compliance with all covenants under the senior secured credit agreement.

Senior Secured Notes. We entered into an indenture pursuant to which we issued the 2019 Notes and 2021 Notes. The Notes mature on June 15 of the respective year in which the Notes are due. All of the Notes were issued at par and were sold in a private placement to (i) qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and (ii) outside the United States to persons who are not U.S. persons (as defined in Rule 902 of Regulation S under the Securities Act) in compliance with Regulation S under the Securities Act. We have agreed to register notes having substantially identical terms as the Notes with the SEC as part of an offer to exchange freely tradable exchange notes for the Notes.

Interest on each series of the Notes will be payable semi-annually on June 15 and December 15 of each year, beginning on December 15, 2011, to the holders of record of such Notes at the close of business on June 1 or December 1, respectively, preceding such interest payment date.

The indenture includes affirmative covenants, including the reporting of financial results and other developments. The indenture also contains negative covenants related to our ability and, in certain instances, the ability of certain of our subsidiaries to, (i) pay dividends or make distributions on the Company’s capital stock or repurchase the Company’s capital stock; (ii) make restricted payments; (iii) create certain liens to secure indebtedness; (iv) enter into sale and leaseback transactions; (v) engage in transactions with affiliates; (vi) merge or consolidate with certain companies and (vii) transfer and sell assets. As of June 30, 2011, we were in compliance with all covenants under the indenture.

We may redeem, at any time, all or any portion of the 2019 Notes on not less than 30 and not more than 60 days’ prior notice mailed to the holders of the 2019 Notes to be redeemed. Prior to June 15, 2015, the 2019 Notes will be redeemable at a price equal to the principal amount of the 2019 Notes being redeemed, plus accrued and unpaid interest to the date of redemption and a “make-whole” premium calculated under the indenture. At any time prior to June 15, 2014, we may also redeem up to 35 percent of the aggregate principal amount of the 2019 Notes, at a redemption price equal to 108 percent of the principal amount of the 2019 Notes being redeemed, plus accrued and unpaid interest to the date of redemption with the net cash proceeds from certain equity offerings. On and after June 15, 2015, the 2019 Notes are redeemable at redemption prices specified in the indenture, plus accrued and unpaid interest to the date of redemption. The redemption price is initially 104 percent of the principal amount of the 2019 Notes being redeemed for the twelve months beginning June 15, 2015, decreasing to 102 percent for the year beginning June 15, 2016 and to par on and after June 15, 2017.

We may redeem, at any time, all or any portion of the 2021 Notes on not less than 30 and not more than 60 days’ prior notice mailed to the holders of the 2021 Notes to be redeemed. Prior to June 15, 2016, the 2021 Notes will be redeemable at a price equal to the principal amount of the 2021 Notes being redeemed, plus accrued and unpaid interest to the date of redemption and a “make-whole” premium calculated under the indenture. At any time prior to June 15, 2014, we may also redeem up to 35 percent of the aggregate principal amount of the 2021 Notes, at a redemption price equal to 108.25 percent of the principal amount of the 2021 Notes being redeemed, plus accrued and unpaid interest to the date of redemption with the net cash proceeds from certain equity offerings. On and after June 15, 2016, the 2021 Notes are redeemable at redemption prices specified in the indenture, plus accrued and unpaid interest to the date of redemption. The redemption price is initially 104.125 percent of the principal amount of the 2021 Notes being redeemed for the twelve months beginning June 15, 2016, decreasing to 102.75 percent for the year beginning June 15, 2017, to 101.375 percent for the year beginning June 15, 2018 and to par on and after June 15, 2019.

The indenture provides for customary events of default, including but not limited to, (i) nonpayment; (ii) breach of covenants in the indenture; (iii) payment defaults or acceleration of other indebtedness; (iv) a failure to pay certain judgments and (v) certain events of bankruptcy, insolvency and reorganization. If certain events of default occur and are continuing, the trustee or the holders of at least 25 percent in principal amount of the Notes outstanding under one of the series may declare all of the Notes of that series to be due and payable immediately, together with accrued interest, if any.

Gold Key Lease. Chrysler Canada, Inc. (“Chrysler Canada”) maintains our Gold Key Lease vehicle lease portfolio. The related vehicles are leased to Canadian consumers and are financed by asset-backed securitization facilities, as well as a $5.2 billion ($5.0 billion Canadian Dollars “CAD”) secured revolving credit facility. The asset-backed obligations are primarily satisfied out of the collections from the underlying securitized assets. In April 2011, the remaining amounts outstanding on the secured revolving credit facility were repaid in full. We are currently winding down the Gold Key Lease financing program, therefore, we anticipate no additional funding will be required. No vehicles were added to the financing portfolio during the six months ended June 30, 2011.

Restricted Cash

At June 30, 2011, we had restricted cash, which includes cash equivalents, of $451 million, including $263 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by Daimler AG (“Daimler”), $53 million as collateral for foreign exchange and commodity hedge contracts and $135 million for standby letters of credit and other contractual agreements. In January 2011, $167 million of collateral associated with the Gold Key Lease portfolio was released and was used to repay an equivalent amount outstanding on the Gold Key Lease credit facility.

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

Cash Flows

Operating Activities. For the six months ended June 30, 2011, we had cash inflows from operating activities of $3,708 million primarily due to: (i) a net loss of $254 million with add backs of $551 million for the loss on extinguishment of debt associated with the repayment of our U.S. Treasury and EDC credit facilities and $1,643 million for depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts); (ii) a $1,437 million increase in trade liabilities, primarily due to increased production, which is consistent with the increase in our worldwide factory shipments; (iii) $374 million in collections from Daimler related to the tax indemnity recoverable; (iv) a $266 million increase in accrued interest primarily due to interest on the VEBA Trust Note being paid annually on July 15 and (v) a $271 million increase in payables to Fiat as a result of increased purchases of parts, services and vehicles during the first half of 2011 as compared to the end of 2010. These increases were partially offset by (i) a $447 million increase in receivables from Fiat for sales of vehicles, service parts and services during 2011 and (ii) the repayment of payable-in-kind interest on the U.S. Treasury credit facilities of $395 million.

For the six months ended June 30, 2010, we had cash inflows from operating activities of $3,579 million primarily due to: (i) a net loss of $369 million with an add back of $1,646 million for depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts); (ii) an increase in trade liabilities of $1,256 million primarily due to increased production; (iii) $377 million in collections from Daimler related to the tax indemnity recoverable; (iv) a $388 million increase in accrued interest primarily due to interest on the VEBA Trust Note being paid annually on July 15 and (v) a $323 million increase in residual value guarantees in connection with higher shipments of vehicles under our Guaranteed Depreciation Program.

Investing Activities. For the six months ended June 30, 2011, we had cash outflows from investing activities of $393 million primarily due to capital expenditures of $1,185 million to support our existing and future products.

This was partially offset by $442 million of proceeds from disposals of equipment on operating leases and a $218 million decrease in restricted cash. The decrease in restricted cash was primarily the result of reduced collateral requirements for foreign exchange and commodity hedge contracts and the release of $167 million of collateral associated with the Gold Key Lease portfolio which was used to pay down an equivalent amount outstanding on our Gold Key Lease credit facility. The outflows from investing activities were also partially offset by proceeds of $96 million, which represented the remaining balance of a previous advance to USDART that was transferred to us in May 2011, in connection with the termination of the Ally MTA. Refer to Note 10, Commitments, Contingencies and Concentrations, of our accompanying condensed consolidated financial statements for additional information related to USDART and the Ally MTA.

For the six months ended June 30, 2010, we had cash outflows from investing activities of $362 million primarily due to capital expenditures of $1,180 million to support our existing and future products, partially offset by $688 million of proceeds from disposals of equipment on operating leases.

Financing Activities. For the six months ended June 30, 2011, we had cash outflows from financing activities of $461 million primarily due to repayments of Gold Key Lease obligations of $515 million, which includes the full repayment of the remaining amounts outstanding on the Gold Key Lease secured revolving credit facility in April 2011 (Gold Key Lease program proceeds used to fund these payments are included in operating and investing activities). These repayments were partially offset by the net proceeds received from our refinancing transaction in May 2011, which consisted of: (i) $3,160 million of net proceeds from the Senior Secured Notes; (ii) $2,933 million of net proceeds from the Tranche B Term Loan and (iii) $1,268 million of proceeds received from Fiat’s exercise of its incremental equity call option, partially offset by (i) $5,460 million of principal repayments (excluding PIK interest) of our U.S. Treasury first lien credit agreement and (ii) $1,723 million of principal repayments of our EDC loan and security agreement.

For the six months ended June 30, 2010, we had cash outflows from financing activities of $1,236 million primarily due to net repayments of Gold Key Lease financing obligations of $1,039 million and the repayment of the Chrysler Receivables SPV, LLC loan of $123 million. In May 2010, we utilized available operating lease assets under the Gold Key Lease portfolio to borrow additional funds in the amount of $266 million under a certain asset-backed securitization facility. These funds were used to repay a portion of the amounts outstanding on the secured revolving credit facility and are included in the net repayments of Gold Key Lease financing obligations above.

Net Industrial Debt and Free Cash Flow

Our Net Industrial Debt decreased by $3,661 million from $5,773 million at December 31, 2010 to $2,112 million at June 30, 2011, primarily due to a $2,828 million increase in cash and cash equivalents and an $833 million decrease in Gross Industrial Debt largely attributable to our refinancing transaction on May 24, 2011. In connection with the refinancing transaction, we repaid all amounts outstanding under the U.S. Treasury and EDC credit facilities which had carrying values of $5,696 million and $1,287 million, respectively, as of December 31, 2010 and entered into new financing arrangements which consisted of Senior Secured Notes and a Tranche B Term Loan with carrying values of $3,160 million and $2,934 million, respectively, as of June 30, 2011.

Free Cash Flow for the six months ended June 30, 2011 and 2010 totaled $2,700 million and $2,139 million, respectively, this improvement was principally due to cash generated from our operations and reduced payments on our Gold Key Lease financing obligations as we are currently winding down that financing program.

For further discussion of Gross and Net Industrial Debt and Free Cash Flow refer to – Non-GAAP Financial Measures below.

Tax Indemnity Recoverable

During the six months ended June 30, 2011, we received $374 million in reimbursements from Daimler related to a tax settlement agreement associated with the Canadian transfer pricing matter.

For further discussion of the tax indemnity recoverable, refer to Note 9, Income Taxes, of our accompanying condensed consolidated financial statements.

Defined Benefit Pension Plan and OPEB Contributions

In connection with our transaction with Old Carco LLC (“Old Carco”) in June 2009, we acquired a $600 million receivable from Daimler to fund contributions to our U.S. pension plans. This receivable was payable to us in three equal annual installments, of which, the third and final $200 million installment was received by us in June 2011.

During the six months ended June 30, 2011, employer contributions to our funded pension plans amounted to $284 million, which was funded in part with the $200 million payment from Daimler. Employer contributions to our funded pension plans are expected to be $54 million for the remainder of 2011, all of which are anticipated to be made in cash to satisfy minimum funding requirements for our plans in Canada. During the six months ended June 30, 2011, employer contributions to our unfunded pension and OPEB plans amounted to $6 million and $124 million, respectively. Employer contributions to our unfunded pension and OPEB plans are expected to be $6 million and $97 million, respectively, for the remainder of 2011, which represents the expected benefit payments to participants.

During the life of the plans, we intend to primarily utilize plan assets to fund benefit payments of our pension plans and minimize our cash contributions. OPEB payments are currently funded from our cash flows from operations.

Non-GAAP Financial Measures

We monitor our operations through the use of several non-GAAP financial measures: Adjusted Net Income (Loss); Modified Operating Profit (Loss); Modified Earnings Before Interest, Taxes, Depreciation and Amortization (“Modified EBITDA”); Gross and Net Industrial Debt; as well as Free Cash Flow. We believe that these non-GAAP financial measures provide useful information about our operating results and enhance the overall assessment of our financial performance. They provide us with comparable measures of our financial performance based on normalized operational factors which then facilitate management’s ability to identify operational trends, as well as make decisions regarding future spending, resource allocations and other operational decisions. These and similar measures are widely used in the industry in which we operate.

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

Adjusted Net Income (Loss)

Adjusted Net Income (Loss) is defined as net income (loss) excluding the impact of infrequent charges, which includes losses on extinguishment of debt. We use Adjusted Net Income (Loss) as a key indicator of the trends in our overall financial performance, excluding the impact of such infrequent charges.

Modified Operating Profit (Loss)

We measure Modified Operating Profit (Loss) to assess the performance of our core operations, establish operational goals and forecasts that are used to allocate resources, and evaluate our performance period over period. Modified Operating Profit (Loss) is computed starting with net income (loss), and then adjusting the amount to (i) add back income tax expense and exclude income tax benefits, (ii) add back net interest expense (excluding interest expense related to financing activities associated with a vehicle lease portfolio we refer to as Gold Key Lease), (iii) add back all pension, OPEB and other employee benefit costs other than service costs, (iv) add back restructuring expense and exclude restructuring income, (v) add back other financial expense, (vi) add back losses and exclude gains due to cumulative change in accounting principles and (vii) add back certain other costs, charges and expenses, which include the charges factored into the calculation of Adjusted Net Income (Loss).

Modified EBITDA

We measure the performance of our business using Modified EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. We compute Modified EBITDA starting with net income (loss) adjusted to Modified Operating Profit (Loss) as described above, and then add back depreciation and amortization expense (excluding depreciation and amortization expense for vehicles held for lease). We believe that Modified EBITDA is useful to determine the operational profitability of our business, which we use as a basis for making decisions regarding future spending, budgeting, resource allocations and other operational decisions. We also use performance targets based on Modified EBITDA as a factor in our incentive compensation calculations.

The reconciliation of net loss to Adjusted Net Income (Loss), Modified Operating Profit and Modified EBITDA is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions of dollars)
Net loss	$(370)	$(172)	$(254)	$(369)
Plus:
Loss on extinguishment of debt	551	-	551	-

Adjusted Net Income (Loss)	181	(172)	297	(369)

Plus:
Income tax expense	57	33	101	68
Net interest expense	317	296	654	591
Pension, OPEB and other employee benefit costs other than service costs	(51)	(13)	(88)	(27)
Restructuring expenses, net	2	39	13	60
Other financial expense, net	1	-	7	3

Modified Operating Profit	507	183	984	326

Plus:
Depreciation and amortization expense	809	781	1,510	1,513
Less:
Depreciation and amortization expense for vehicles held for lease	(23)	(109)	(30)	(197)

Modified EBITDA	$1,293	$855	$2,464	$1,642

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

The following is a reconciliation of financial liabilities to Gross and Net Industrial Debt:

	June 30, 2011	December 31, 2010
	(in millions of dollars)
Financial liabilities (1)	$12,403	$13,731
Less: Gold Key Lease obligations
Short-term asset-backed notes payable	63	130
Long-term asset-backed notes payable	53	43
Gold Key Lease credit facility	-	438

Gross industrial debt	$12,287	$13,120
Less: cash and cash equivalents	10,175	7,347

Net Industrial Debt	$2,112	$5,773

(1)	Refer to Note 8, Financial Liabilities, of our accompanying condensed consolidated financial statements for additional information regarding our financial liabilities.

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

The following is a reconciliation of net cash provided by (used in) operating and investing activities to Free Cash Flow:

	Six Months Ended June 30,
	2011	2010
	(in millions of dollars)
Net cash provided by operating activities	$3,708	$3,579
Net cash used in investing activities	(393)	(362)
Investing activities excluded from Free Cash Flow:
Proceeds from USDART	(96)	-
Change in loans and note receivables	(4)	(39)
Financing activities included in Free Cash Flow:
Proceeds from Gold Key Lease financing	-	266
Repayments of Gold Key Lease financing	(515)	(1,305)

Free Cash Flow	$2,700	$2,139

Off-Balance Sheet Arrangements and Guarantees Provided to Third Parties

We have entered into various off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or liquidity. These include variable interest entities (“VIEs”) and guarantees. As of June 30, 2011, we had guaranteed obligations of others with maximum unrecorded exposures of $12 million, primarily related to guarantees for dealership loans and floor plan financing. For a discussion of our guarantees refer to Note 10, Commitments, Contingencies and Concentrations, of our accompanying condensed consolidated financial statements.

Contractual Obligations

The following summarizes our payments due under our significant contractual obligations and commitments as of June 30, 2011:

	Payments Due by Period
	Remainder of 2011	2012-2013	2014-2015	2016 and thereafter	Total
	(in millions of dollars)
Long term financial liabilities (1)	$64	$600	$912	$11,295	$12,871
Long term asset-backed notes payable – Gold Key Lease	56	60	-	-	116
Interest on long term financial liabilities (2)	586	2,027	2,006	3,998	8,617
Capital lease obligations	18	51	56	139	264
Operating lease commitments	74	198	121	195	588
Unconditional purchase obligations	248	767	196	-	1,211
Pension contribution requirements (3)	54	-	-	-	54

Total	$1,100	$3,703	$3,291	$15,627	$23,721

(1)	The amounts above are net of fair value adjustments, discounts, premiums and loan origination fees totaling $848 million. For additional information refer to Note 8, Financial Liabilities, of our accompanying condensed consolidated financial statements.

(2)	Amounts include interest payments based on contractual terms and current interest rates on our debt and capital lease obligations. Interest payments based on variable rates included above were determined using the current interest rate in effect at June 30, 2011.

(3)	Pension contribution requirements are based on an estimate of our minimum funding requirements pursuant to the Employee Retirement Income Security Act “ERISA” regulations. We expect required contributions to be approximately $54 million for the remainder of 2011. We may elect to make contributions in excess of the minimum funding requirements in response to investment performance and changes in interest rates, to achieve funding levels required by our defined benefit plan arrangements, or when we believe that it is financially advantageous to do so and based on our other capital requirements. Our minimum funding requirements after 2011 will depend on several factors, including investment performance and interest rates. Therefore, the above excludes payments beyond 2011, since we cannot predict with reasonable reliability the timing and amounts of future minimum funding requirements. Excluded from above are expected payments of $6 million and $97 million due in the remainder of 2011 with respect to our unfunded pension and postretirement benefit plans, respectively, which represent the expected benefit payments to participants as costs are incurred.

The above excludes unrecognized tax benefits on uncertain tax positions and related accrued interest of $168 million and $28 million, respectively, at June 30, 2011, since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities. Refer to Note 9, Income Taxes, of our accompanying condensed consolidated financial statements for additional information.

The above also excludes payments for product warranty costs. We issue various types of contractual product warranties under which we generally guarantee the performance of products delivered for a certain period or term. We also periodically initiate voluntary service and recall actions to address various customer satisfaction, safety and emissions issues related to vehicles we sell. The estimated future costs of these actions are based primarily on historical claims experience for our vehicles. Estimates of the future costs of these actions are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the number of vehicles affected by a service or recall action and the nature of the corrective action. It is reasonably possible that the ultimate cost of these service and recall actions may require us to make expenditures in excess of established reserves over an extended period of time and in a range of amounts that cannot be reasonably estimated. As of June 30, 2011, our product warranty reserves were $3,298 million.

For additional information regarding long term financial liabilities and employee retirement and other benefits, see Note 8, Financial Liabilities, and Note 13, Employee Retirement and Other Benefits, respectively, of our accompanying condensed consolidated financial statements.

Ally Repurchase Obligation

Under the Ally agreement, we are required to repurchase Ally-financed dealer inventory, upon certain triggering events and with certain exceptions, in the event of an actual or constructive termination of a dealer’s franchise agreement (including in certain circumstances when Ally forecloses on all assets of a dealer securing financing provided by Ally). These obligations exclude vehicles that have been damaged or altered, that are missing equipment or that have excessive mileage or an original invoice date that is more than one year prior to the repurchase date.

As of June 30, 2011, the maximum potential amount of future payments required to be made to Ally under this guarantee is approximately $8.1 billion and is based on the aggregate repurchase value of eligible vehicles financed by Ally in our U.S. and Canadian dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent the vehicles are able to be resold to another dealer. The fair value of the guarantee was less than $0.1 million at June 30, 2011, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. This estimate reflects our actual experience. The Ally agreement extends through April 30, 2013, with automatic one-year renewals unless either party elects not to renew.

Refer to Note 10, Commitments, Contingencies and Concentrations, of our accompanying condensed consolidated financial statements for additional information on guarantees we have provided.

Employees

The following summarizes the number of our hourly and salaried employees at the respective period ends:

Employees	June 30, 2011	December 31, 2010
Hourly	39,528	37,917
Salaried	15,539	13,706

Total	55,067	51,623

In the U.S. and Canada, most of our hourly employees and approximately one-quarter of our salaried employees are represented by unions under collective bargaining agreements. The United Automobile, Aerospace and Agriculture Implement Workers of America (“UAW”) and the National Automobile, Aerospace, Transportation and General Workers Union of Canada (“CAW”), represent substantially all of these employees in the U.S. and Canada, respectively.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance that amends the presentation standard for reporting comprehensive income. The amendment requires an entity to present total comprehensive income, the components of net income and the components of other comprehensive income, in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which option an entity chooses to present comprehensive income, an entity is required to present on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income. For public entities, this guidance is effective for fiscal periods beginning after December 15, 2011 and should be applied retrospectively. We will comply with this guidance beginning January 1, 2012.

In May 2011, the FASB issued updated guidance to achieve common fair value measurement and disclosure requirements between International Financial Reporting Standards and U.S. GAAP. The amendments clarify the Board’s intent about the application of existing requirements and provides for changes in measuring the fair value of financial instruments that are managed within a portfolio and the application of premiums or discounts. This guidance will require us to expand existing disclosures for recurring Level 3 fair value measurements and for those assets and liabilities not measured at fair value on the balance sheet, but for which fair value is disclosed. This guidance is effective for fiscal periods beginning after December 15, 2011 and should be applied prospectively. We will comply with this guidance beginning January 1, 2012.

In December 2010, the FASB issued an update to the guidance on the two-step goodwill impairment testing process for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform the second step of the goodwill impairment test if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal periods beginning after December 15, 2010 for public entities. We will comply with this guidance in connection with our goodwill impairment testing during 2011.

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

Critical Accounting Estimates

The condensed consolidated financial statements are prepared in accordance with U.S. GAAP which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. For a discussion of our critical accounting estimates, see Item 2. Financial Information – Critical Accounting Estimates included in our Form 10. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate and Commodity Price Risks

There have been no significant changes in our exposure to foreign currency exchange rate and commodity price risks since December 31, 2010. Refer to Item 2. Financial Information – Quantitative and Qualitative Disclosures about Market Risk in our Form 10 regarding these risks.

Interest Rate Risk

We are exposed to interest rate risk due to our interest-bearing investment portfolio and financing activities. Interest rate risk is the risk of loss we would incur due to changes in interest rates.

For purposes of sensitivity analyses, we segregated our interest-bearing financial instruments into fixed or floating. For fixed-rate financial instruments, our sensitivity analysis measures the changes in fair value, whereas for floating-rate financial instruments, our sensitivity analysis measures the potential loss in future earnings.

We had fixed-rate debt of $8.9 billion as of June 30, 2011, compared with $5.7 billion at December 31, 2010. The potential increase in the fair value of our fixed-rate interest-bearing financial instruments as a result of a 10 percent decrease in market interest rates would be approximately $0.4 billion at June 30, 2011.

We also had floating-rate investments and floating-rate debt of $10.6 billion and $3.5 billion, respectively, at June 30, 2011. The majority of our floating rate debt is exposed to changes in LIBOR, with a 1.25 percent interest rate floor. Given the relationship of floating-rate investments to floating-rate debt as of June 30, 2011 and the current low interest rate environment, a decrease in interest rates would not have a material impact on our consolidated financial position.

Item 4. Controls and Procedures

We have evaluated, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer, Chief Operating Officer and President (“CEO”) and our Senior Vice President and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2011. Our management, including our CEO and CFO, have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is communicated to our CEO and CFO to allow timely decisions regarding required disclosures.

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

Our material legal proceedings are described in our Form 10, as well as in Note 10, Commitments, Contingencies and Concentrations, of our accompanying condensed consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed on our Form 8-K filed on May 24, 2011, Fiat exercised its incremental equity call option and acquired an additional 16 percent fully-diluted ownership interest in the Company for $1,268 million. Refer to Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiat Ownership.

Item 6. Exhibits

Exhibit Number	Description of Documents
4.1	Senior Credit Agreement, dated as of May 24, 2011, among the Company, the guarantors named therein, and Citibank, N.A. as administrative agent and collateral agent (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated May 24, 2011).

4.2	Indenture, relating to the Notes, dated as of May 24, 2011, among the Company, the Co-Issuer, the guarantors named on the signature pages thereto and Wilmington Trust FSB, as trustee and Citibank, N.A., as collateral agent, paying agent, registrar and authenticating agent (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated May 24, 2011).

4.3	Registration Rights Agreement, dated as of May 24, 2011, among the Company, the Co-Issuer, the guarantors named on the signature pages thereto, Merrill Lynch, Pierce, Fenner & Smith Inc., Goldman, Sachs & Co., Citigroup Global Markets Inc. and Morgan Stanley & Co. Inc. (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated May 24, 2011).

31.1 *	Section 302 Certification of the Chief Executive Officer

31.2 *	Section 302 Certification of the Chief Financial Officer

32.1 †	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 †	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS †Ø	XBRL Instance Document

101.SCH †Ø	XBRL Taxonomy Extension Schema Document

101.CAL †Ø	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB †Ø	XBRL Taxonomy Extension Label Linkbase Document

101.PRE †Ø	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF †Ø	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith

† Furnished herewith

Ø Submitted electronically with this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2011		Chrysler Group LLC
Registrant

	By:	/s/ Richard K. Palmer
Richard K. Palmer
Senior Vice President and
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Documents
4.1	Senior Credit Agreement, dated as of May 24, 2011, among the Company, the guarantors named therein, and Citibank, N.A. as administrative agent and collateral agent (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated May 24, 2011).

4.2	Indenture, relating to the Notes, dated as of May 24, 2011, among the Company, the Co-Issuer, the guarantors named on the signature pages thereto and Wilmington Trust FSB, as trustee and Citibank, N.A., as collateral agent, paying agent, registrar and authenticating agent (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated May 24, 2011).

4.3	Registration Rights Agreement, dated as of May 24, 2011, among the Company, the Co-Issuer, the guarantors named on the signature pages thereto, Merrill Lynch, Pierce, Fenner & Smith Inc., Goldman, Sachs & Co., Citigroup Global Markets Inc. and Morgan Stanley & Co. Inc. (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated May 24, 2011).

31.1 *	Section 302 Certification of the Chief Executive Officer

31.2 *	Section 302 Certification of the Chief Financial Officer

32.1 †	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 †	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS † Ø	XBRL Instance Document

101.SCH † Ø	XBRL Taxonomy Extension Schema Document

101.CAL † Ø	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB † Ø	XBRL Taxonomy Extension Label Linkbase Document

101.PRE † Ø	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF † Ø	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith

† Furnished herewith

Ø Submitted electronically with this Report