Form 10-Q
period 2011-09-30
Chrysler Group LLC
filed 2011-11-14
CIK 1513153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ✓ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No ✓

As of November 11, 2011, there were 1,061,225 Class A Membership Interests and 200,000 Class B Membership Interests issued and outstanding.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Form 10-Q for the Quarterly Period Ended September 30, 2011

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

•

uncertainty relating to the sovereign debt crisis affecting economic conditions in several European nations in which we plan to increase sales, and where Fiat, our alliance partner, is organized and derives significant revenues;

•	our lack of a captive finance company and the potential inability of our dealers and customers to obtain affordably priced financing;

•	our ability to increase vehicle sales outside of North America;

•	changes in currency exchange rates and interest rates;

•	our ability to regularly introduce new and significantly refreshed vehicles that appeal to consumers;

•	competitive pressures that may limit our ability to reduce sales incentives and achieve better pricing;

•	increases in fuel prices that may adversely impact demand for our vehicles;

•	changes in consumer preferences that could reduce relative demand for our product offerings;

•	our ability to accurately forecast demand for our vehicles;

•	our ability to qualify for U.S. Department of Energy funding of our advanced technology vehicle programs under Section 136 of the Energy Independence and Security Act of 2007;

•	our substantial indebtedness and limitations on our liquidity that may limit our ability to execute our business plan;

•	disruption of production or delivery of new vehicles due to shortages of materials, including supply disruptions resulting from natural disasters, labor strikes, or supplier insolvencies;

•	changes in laws, regulations and government policies, particularly those relating to vehicle emissions, fuel economy and safety; and

•	the impact of vehicle defects and/or product recalls.

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

PART I – Financial Information

Item 1. Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

Chrysler Group LLC

Auburn Hills, MI

We have reviewed the accompanying condensed consolidated balance sheet of Chrysler Group LLC and subsidiaries (the “Company”) as of September 30, 2011, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2011 and 2010, and of cash flows and members’ deficit for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan

November 11, 2011

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in millions of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues, net	$13,067	$11,018	$39,852	$31,183
Cost of sales	11,013	9,457	33,547	26,763

GROSS MARGIN	2,054	1,561	6,305	4,420
Selling, administrative and other expenses	1,077	934	3,517	2,770
Research and development expenses, net	445	377	1,191	1,050
Restructuring (income) expenses, net (Note 15)	-	(13)	13	47
Interest expense (Note 3)	282	316	958	940
Interest income	(9)	(8)	(31)	(41)
Loss on extinguishment of debt (Note 8)	-	-	551	-

INCOME (LOSS) BEFORE INCOME TAXES	259	(45)	106	(346)
Income tax expense (Note 9)	47	39	148	107

NET INCOME (LOSS)	$212	$(84)	$(42)	$(453)

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in millions of dollars)

	September 30, 2011	December 31, 2010
CURRENT ASSETS:
Cash and cash equivalents	$9,454	$7,347
Restricted cash (Note 10)	37	304
Trade receivables, net	1,001	819
Inventories (Note 4)	4,432	3,647
Prepaid expenses and other assets (Note 6)	1,423	2,173
Deferred taxes	27	30

TOTAL CURRENT ASSETS	16,374	14,320
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	13,587	13,817
Equipment on operating leases, net	1,763	1,535

TOTAL PROPERTY AND EQUIPMENT	15,350	15,352
OTHER ASSETS:
Advances to related parties and other financial assets	58	154
Restricted cash (Note 10)	349	367
Goodwill	1,361	1,361
Other intangible assets, net (Note 5)	3,375	3,504
Prepaid expenses and other assets (Note 6)	362	352
Deferred taxes	21	39

TOTAL OTHER ASSETS	5,526	5,777

TOTAL ASSETS	$37,250	$35,449

CURRENT LIABILITIES:
Trade liabilities	$8,179	$7,028
Accrued expenses and other liabilities (Note 7)	7,728	7,594
Current maturities of financial liabilities (Note 8)	236	2,758
Deferred revenue	1,642	888
Deferred taxes	84	85

TOTAL CURRENT LIABILITIES	17,869	18,353
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities (Note 7)	9,621	9,961
Financial liabilities (Note 8)	12,148	10,973
Deferred revenue	619	580
Deferred taxes	61	71

TOTAL LONG-TERM LIABILITIES	22,449	21,585

Commitments and contingencies (Note 10)	-	-

MEMBERS’ DEFICIT
Membership Interests
Class A Membership Interests - 1,061,225 and 800,000 units authorized, issued and outstanding at September 30, 2011 and December 31, 2010, respectively	-	-
Class B Membership Interests - 200,000 units authorized, issued and outstanding at September 30, 2011 and December 31, 2010	-	-
Contributed capital	2,658	1,399
Accumulated losses	(4,479)	(4,437)
Accumulated other comprehensive loss	(1,247)	(1,451)

TOTAL MEMBERS’ DEFICIT	(3,068)	(4,489)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$37,250	$35,449

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in millions of dollars)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,537	$4,227

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(1,908)	(1,680)
Proceeds from disposals of property, plant and equipment	15	13
Proceeds from disposals of equipment on operating leases	605	913
Proceeds from sale of equity investment	17	-
Changes in restricted cash (Note 10)	297	65
Changes in loans and notes receivable	4	37
Proceeds from USDART (Note 10)	96	-

NET CASH USED IN INVESTING ACTIVITIES	(874)	(652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of U.S. Treasury first lien credit facilities (Note 8)	(5,460)	-
Repayment of Export Development Canada credit facilities (Note 8)	(1,723)	-
Proceeds from Senior Secured Notes (Note 8)	3,160	-
Proceeds from Tranche B Term Loan (Note 8)	2,933	-
Repayment of Tranche B Term Loan (Note 8)	(8)	-
Proceeds of Gold Key Lease financing (Note 8)	-	266
Repayments of Gold Key Lease financing (Note 8)	(562)	(1,633)
Repayment of Canadian Health Care Trust Notes (Note 8)	(26)	-
Proceeds from Mexican development banks loan (Note 8)	-	400
Repayment of Chrysler Receivables SPV, LLC loan (Note 14)	-	(123)
Net repayment of other financial liabilities	(67)	(87)
Debt issuance costs	(62)	-
Proceeds from Fiat’s incremental equity call option exercise (Note 14)	1,268	-
Distribution for state tax withholding obligations on behalf of certain members	(9)	-

NET CASH USED IN FINANCING ACTIVITIES	(556)	(1,177)

Effect of exchange rate changes on cash and cash equivalents	-	-
Net change in cash and cash equivalents	2,107	2,398
Cash and cash equivalents at beginning of period	7,347	5,862

Cash and cash equivalents at end of period	$9,454	$8,260

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Capitalized interest on VEBA Trust Note (Note 8)	$126	$123
Capitalized interest on Canadian Health Care Trust Notes	27	-
Recognition of a financial liability related to the VEBA Trust Note, net of discount	-	3,854
Satisfaction of contribution receivable for the VEBA Trust Membership Interests	-	990

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT

(Unaudited - in millions of dollars)

	Contributed Capital	Accumulated Losses	Comprehensive Income (Loss)	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2011	$1,399	$(4,437)		$(1,451)	$(4,489)
Distribution for state tax withholding obligations on behalf of certain members	(6)				(6)
Net income		116	$116		116
Other comprehensive loss:
Unrealized loss on derivatives recorded in AOCI, net (1)			(100)
Realized loss on derivatives reclassified from AOCI to income, net (1)			61
Foreign currency translation adjustments (1)			(12)
Defined benefit plan adjustment:
Actuarial gain (1)			3

Other comprehensive loss			(48)	(48)	(48)

Comprehensive income			$68

Balance at March 31, 2011	$1,393	$(4,321)		$(1,499)	$(4,427)
Exercise of Fiat’s incremental equity call option (Note 14)	1,268				1,268
Net loss		(370)	$(370)		(370)
Other comprehensive income:
Unrealized loss on derivatives recorded in AOCI, net (1)			(60)
Realized loss on derivatives reclassified from AOCI to income, net (1)			59
Foreign currency translation adjustments (1)			15
Defined benefit plan adjustment:
Actuarial gain (1)			6

Other comprehensive income			20	20	20

Comprehensive loss			$(350)

Balance at June 30, 2011	$2,661	$(4,691)		$(1,479)	$(3,509)
Distribution for state tax withholding obligations on behalf of certain members	(3)				(3)
Net income		212	$212		212
Other comprehensive income:
Unrealized gain on derivatives recorded in AOCI, net (1) (Note 12)			186
Realized gain on derivatives reclassified from AOCI to income, net (1) (Note 12)			(22)
Foreign currency translation adjustments (1)			67
Defined benefit plan adjustment:
Actuarial gain (1)			1

Other comprehensive income			232	232	232

Comprehensive income			$444

Balance at September 30, 2011	$2,658	$(4,479)		$(1,247)	$(3,068)

(1)	Net of $0 of taxes.

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT — CONTINUED

(Unaudited - in millions of dollars)

	Contributed Capital	Accumulated Losses	Comprehensive Income (Loss)	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2010	$409	$(3,785)		$(854)	$(4,230)
VEBA Trust contribution	990				990
Net loss		(197)	$(197)		(197)
Other comprehensive loss:
Unrealized loss on derivatives recorded in AOCI, net (1)			(16)
Realized loss on derivatives reclassified from AOCI to income, net (1)			8
Foreign currency translation adjustments (1)			(39)
Defined benefit plan adjustment:
Actuarial gain (1)			1

Other comprehensive loss			(46)	(46)	(46)

Comprehensive loss			$(243)

Balance at March 31, 2010	$1,399	$(3,982)		$(900)	$(3,483)
Net loss		(172)	(172)		(172)
Other comprehensive income:
Unrealized gain on derivatives recorded in AOCI, net (1)			51
Realized gain on derivatives reclassified from AOCI to income, net (1)			(19)
Foreign currency translation adjustments (1)			13
Defined benefit plan adjustment:
Actuarial gain (1)			1

Other comprehensive income			46	46	46

Comprehensive loss			$(126)

Balance at June 30, 2010	$1,399	$(4,154)		$(854)	$(3,609)
Net loss		(84)	(84)		(84)
Other comprehensive loss:
Unrealized loss on derivatives recorded in AOCI, net (1) (Note 12)			(26)
Realized gain on derivatives reclassified from AOCI to income, net (1) (Note 12)			(1)
Foreign currency translation adjustments (1)			(44)
Defined benefit plan adjustment:
Actuarial gain (1)			1

Other comprehensive loss			(70)	(70)	(70)

Comprehensive loss			$(154)

Balance at September 30, 2010	$1,399	$(4,238)		$(924)	$(3,763)

(1)	Net of $0 of taxes.

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

Background

Chrysler Group LLC was formed on April 28, 2009 as a Delaware limited liability company. On June 10, 2009, we completed the transaction contemplated by the master transaction agreement dated April 30, 2009, among the Company, Fiat and Old Carco LLC (“Old Carco”) and certain of its subsidiaries, which was approved under section 363 of the U.S. Bankruptcy Code (the “363 Transaction”). In connection with the closing of the 363 Transaction, we received capital contributions from the United Auto Workers’ Retiree Medical Benefits Trust (the “VEBA Trust”), Fiat, the United States Department of the Treasury (the “U.S. Treasury”) and Canada CH Investment Corporation, a wholly-owned subsidiary of the Canada Development Investment Corporation, a Canadian federal Crown Corporation (“Canadian Government”), in exchange for ownership interests in the Company.

On July 21, 2011, Fiat acquired beneficial ownership of the membership interests in the Company held by the U.S. Treasury and the Canadian Government. Fiat currently owns a majority of the membership interests in the Company and the remaining equity is owned by the VEBA Trust. Refer to Note 14, Other Transactions with Related Parties, for additional information.

We filed a Registration Statement on Form 10, as amended (“Form 10”), with the Securities and Exchange Commission (“SEC”), which became effective on April 26, 2011. At that time, we became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Form 10.

Nature of Operations

The nature of our primary operations includes the design, engineering, manufacture and wholesale distribution of passenger cars, utility vehicles, which include sport utility vehicles and crossover vehicles, minivans, pick-up trucks and medium-duty trucks under the brand names Chrysler, Jeep, Dodge and Ram. Our vehicles, as well as service parts and accessories, including those sold under the Mopar brand name, are primarily produced and distributed in our principal markets of the United States, Canada and Mexico. Our products are sold in more than 120 countries around the world. In addition, in December 2010 we began production of the Fiat 500 and became the exclusive distributor of Fiat brand vehicles and service parts in North America in 2011. The majority of our operations, sales, independent dealers and employees are in North America, primarily in the United States. Vehicle, service parts and accessories sales outside of North America are primarily through wholly-owned, affiliated or independent distributors and dealers, for sale to retail and fleet customers. In 2010, Fiat assumed the management of our distribution and sales operations in select European countries and in June 2011, Fiat became the general distributor of our vehicles and service parts in Europe, selling our products through a network of newly appointed dealers. Refer to Note 14, Other Transactions with Related Parties, for additional information.

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

Basis of Presentation — Continued

financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Form 10.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance on annual goodwill impairment testing. The amendment allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If based on its qualitative assessment, an entity concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We have elected to early adopt the updated guidance as of October 1, 2011.

In June 2011, the FASB issued updated guidance that amends the presentation standard for reporting comprehensive income. The amendment requires an entity to present total comprehensive income, the components of net income and the components of other comprehensive income, in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which option an entity chooses to present comprehensive income, an entity is required to present on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income. For public entities, this guidance is effective for fiscal periods beginning after December 15, 2011 and is to be applied retrospectively. We will comply with this guidance beginning on January 1, 2012.

In May 2011, the FASB issued updated guidance to achieve common fair value measurement and disclosure requirements between International Financial Reporting Standards and U.S. GAAP. The amendments clarify the Board’s intent about the application of existing requirements and provides for changes in measuring the fair value of financial instruments that are managed within a portfolio and the application of premiums or discounts. This guidance will require us to, among other things, expand existing disclosures for recurring Level 3 fair value measurements and for those assets and liabilities not measured at fair value on the balance sheet, but for which fair value is disclosed. This guidance is effective for fiscal periods beginning after December 15, 2011 and is to be applied prospectively. We will comply with this guidance beginning on January 1, 2012.

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

Recent Accounting Pronouncements — Continued

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

Note 3. Interest Expense

Interest expense included the following (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Financial interest expense:
Related parties (see Note 14)	$111	$236	$524	$694
Other	161	50	348	151
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	29	58	138	172
Payable-in-kind interest – related party (see Note 14)	-	17	27	51
Capitalized interest related to capital expenditures	(19)	(45)	(79)	(128)

Total	$282	$316	$958	$940

In addition to the interest amounts included in Interest Expense in the accompanying Condensed Consolidated Statements of Operations, we recorded financial interest expense related to Gold Key Lease financing activities of $1 million and $15 million in Cost of Sales for the three months ended September 30, 2011 and 2010, respectively, and $12 million and $56 million for the nine months ended September 30, 2011 and 2010, respectively. Gold Key Lease financial interest expense includes the effects of interest rate swaps. We also recorded $6 million of net interest accretion related to Gold Key Lease financing activities in Cost of Sales in the accompanying Condensed Consolidated Statements of Operations for the three months ended September 30, 2010, and $8 million and $18 million for the nine months ended September 30, 2011 and 2010, respectively. There was no additional interest accretion related to Gold Key Lease financing activities recorded during the three months ended September 30, 2011, due to the full repayment of the associated debt during the second quarter of 2011.

Related party amounts above include activities with the U.S. Treasury through July 21, 2011. Refer to Note 14, Other Transactions with Related Parties, for additional information.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 4. Inventories

The components of inventories were as follows (in millions of dollars):

	September 30, 2011	December 31, 2010
Finished products, including service parts	$2,622	$2,163
Work in process	1,629	1,355
Raw materials and manufacturing supplies	181	129

Total	$4,432	$3,647

Note 5. Other Intangible Assets

The components of other intangible assets were as follows (in millions of dollars):

	Range of Useful Lives (years)	September 30, 2011
		Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$-	$2,210
Dealer networks	20	388	45	343
Fiat contributed intellectual property rights	10	320	74	246
Other intellectual property rights	1 - 12	263	17	246
Patented and unpatented technology	4 - 10	208	78	130
Favorable operating lease contracts	1 - 17	179	166	13
Software and other	1 - 8	321	134	187

Total		$3,889	$514	$3,375

	Range of Useful Lives (years)	December 31, 2010
		Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$-	$2,210
Dealer networks	20	392	31	361
Fiat contributed intellectual property rights	10	320	50	270
Other intellectual property rights	1 - 12	252	4	248
Patented and unpatented technology	4 - 10	208	53	155
Favorable operating lease contracts	1 - 17	209	158	51
Software and other	1 - 8	277	68	209

Total		$3,868	$364	$3,504

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 5. Other Intangible Assets — Continued

The following presents the amount of intangible asset amortization expense included in the respective financial statement captions of the accompanying Condensed Consolidated Statements of Operations (in millions of dollars):

	Financial Statement Caption	Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
Favorable operating lease contracts	Revenues, Net	$2	$14	$16	$60
Patented and unpatented technology, intellectual property, software and other	Cost of Sales	33	34	135	85
Dealer networks and other	Selling, Administrative and Other Expenses	6	7	37	17

Total		$41	$55	$188	$162

Based on the gross carrying amount of other intangible assets as of September 30, 2011, the estimated future amortization expense for the next five years is as follows (in millions of dollars):

Remainder of 2011	$37
2012	135
2013	136
2014	127
2015	115

Note 6. Prepaid Expenses and Other Assets

The components of prepaid expenses and other assets were as follows (in millions of dollars):

	September 30, 2011			December 31, 2010
	Current	Non- Current	Total	Current	Non- Current	Total
Amounts due from related parties (see Note 14)	$763	$-	$763	$241	$-	$241
Tax indemnity recoverable – Daimler (see Note 9)	64	-	64	1,112	-	1,112
Pension receivable – Daimler (see Note 13)	-	-	-	198	-	198
Other	596	362	958	622	352	974

Total	$1,423	$362	$1,785	$2,173	$352	$2,525

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 7. Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities were as follows (in millions of dollars):

	September 30, 2011			December 31, 2010
	Current	Non- Current	Total	Current	Non- Current	Total
Pension and postretirement benefits	$192	$6,095	$6,287	$237	$6,442	$6,679
Product warranty costs	1,149	2,113	3,262	1,187	1,984	3,171
Sales incentives	2,622	-	2,622	2,130	-	2,130
Personnel costs	554	390	944	572	431	1,003
Vehicle residual value guarantees, excluding Gold Key Lease financing	428	-	428	401	-	401
Accrued interest (1)	273	-	273	235	-	235
Income and other taxes (see Note 9)	238	144	382	933	153	1,086
Amounts due to related parties (see Note 14) (2)	326	-	326	30	-	30
Workers’ compensation	81	221	302	85	224	309
Restructuring actions (see Note 15)	177	-	177	239	-	239
Other	1,688	658	2,346	1,545	727	2,272

Total	$7,728	$9,621	$17,349	$7,594	$9,961	$17,555

(1)	Includes $110 million and $215 million of accrued interest due to related parties as of September 30, 2011 and December 31, 2010, respectively. Refer to Note 14, Other Transactions with Related Parties, for additional information.
(2)	Excludes amounts due to related parties for interest which are separately discussed in (1) above.

We issue various types of contractual product warranties under which we generally guarantee the performance of products delivered for a certain period or term. The reserve for product warranties includes the expected costs of warranty obligations imposed by law or contract, as well as the expected costs for mandatory or voluntary actions to recall and repair vehicles and for buyback commitments. Estimates are principally based on assumptions regarding the lifetime warranty costs of each vehicle line and each model year of that vehicle line, as well as historical claims experience for our vehicles. The changes in accrued product warranty costs (excluding deferred revenue from separately-priced extended warranty and maintenance contracts, as well as supplier recoveries) were as follows (in millions of dollars):

	Nine Months Ended September 30,
	2011	2010
Balance at beginning of period	$3,171	$3,176
Provision for current period warranties	1,223	1,003
Adjustments to pre-existing warranties	(41)	66
Net warranty settlements	(1,090)	(1,119)
Interest accretion, translation and other adjustments	(1)	6

Balance at end of period	$3,262	$3,132

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 7. Accrued Expenses and Other Liabilities — Continued

We recognized recoveries from suppliers related to warranty claims of $26 million and $31 million for the three months ended September 30, 2011 and 2010, respectively, and $92 million and $93 million during the nine months ended September 30, 2011 and 2010, respectively, which are excluded from the change in warranty costs above.

We also offer customers the opportunity to purchase separately-priced extended warranty and service contracts. In addition, in 2011, we began selling certain vehicles with a service contract included in the sales price of the vehicle. The service contract and vehicle qualify as separate units of accounting in accordance with the accounting guidance for multiple-element arrangements. Refer to Note 2, Basis of Presentation and Recent Accounting Pronouncements, for additional information. The revenue from these contracts, as well as our separately-priced extended warranty and service contracts, is recorded as a component of Deferred Revenue in the accompanying Condensed Consolidated Balance Sheets at the inception of the contract, and is recognized into revenue over the contract period in proportion to the costs expected to be incurred based on historical information. The following summarizes the changes in deferred revenue from these contracts (in millions of dollars):

	Nine Months Ended September 30,
	2011	2010
Balance at beginning of period	$829	$779
Deferred revenues for current period service contracts	414	323
Earned revenues in current period	(335)	(336)
Interest accretion, translation and other adjustments	(7)	45

Balance at end of period	$901	$811

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 8. Financial Liabilities

The components of financial liabilities were as follows (in millions of dollars):

		September 30, 2011
		Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable Within One Year:
		Effective
Tranche B Term Loan		6.46%	(1)	$30	$30
Canadian Health Care Trust Note - Tranche D		5.50%	(2)	24	23
Mexican development banks credit facility		9.61%	(3)	7	7

Other:		Weighted Average
Asset-backed notes payable - Gold Key Lease		3.39%	(4)	62	62
Liabilities from capital leases		10.97%		38	27
Other financial obligations		10.46%		97	87

Total other financial liabilities				197	176

Total financial liabilities payable within one year				$258	$236

	Maturity	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable After One Year:

		Effective
VEBA Trust Note	7/15/2023	11.71%		$4,836	$4,180
Tranche B Term Loan	5/24/2017	6.46%	(1)	2,963	2,899
Senior Secured Notes due 2019	6/15/2019	8.21%	(5)	1,500	1,482
Senior Secured Notes due 2021	6/15/2021	8.44%	(6)	1,700	1,679

Canadian Health Care Trust Notes:
Tranche A	6/30/2017	7.98%	(7)	422	453
Tranche B	6/30/2024	9.21%	(7)	421	433
Tranche C	6/30/2024	9.68%	(8)	95	79

Total Canadian Health Care Trust Notes				938	965

Mexican development banks credit facility	7/19/2025	9.61%	(3)	375	375

Other:		Weighted Average
Liabilities from capital leases	2012-2020	12.43%		289	244
Other financial obligations	2013-2024	12.74%		355	324

Total other financial liabilities				644	568

Total financial liabilities payable after one year				12,956	12,148

Total				$13,214	$12,384

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 8. Financial Liabilities — Continued

		December 31, 2010
		Interest Rate		Face Value		Carrying Value
Financial Liabilities Payable Within One Year:
		Effective
U.S. Treasury first lien credit facility - Tranche B		7.22%	(9)	$2,080	(10)	$2,076
Export Development Canada credit facility - Tranche X		20.57%	(11)	500		439
Canadian Health Care Trust Note - Tranche D		5.50%	(2)	25		25

Other:		Weighted Average
Asset-backed notes payable - Gold Key Lease		3.64%	(4)	132		130
Liabilities from capital leases		11.63%		31		23
Other financial obligations		10.50%		76		65

Total other financial liabilities				239		218

Total financial liabilities payable within one year				$2,844		$2,758

	Maturity	Interest Rate		Face Value		Carrying Value
Financial Liabilities Payable After One Year:

		Effective
VEBA Trust Note	7/15/2023	11.71%		$4,710		$4,018
U.S. Treasury first lien credit facilities:
Tranche C	6/10/2017	12.16%	(12)	3,662	(10)	3,557
Zero coupon note	6/10/2017	14.33%	(13)	100		63

Total U.S. Treasury first lien credit facilities				3,762		3,620

Export Development Canada credit facilities:
Tranche X	6/10/2017	20.57%	(11)	791		453
Tranche X-2	6/10/2017	7.00%	(11)	395		395

Total Export Development Canada credit facilities				1,186		848

Canadian Health Care Trust Notes:
Tranche A	6/30/2017	7.98%	(7)	432		470
Tranche B	6/30/2024	9.21%	(7)	432		445
Tranche C	6/30/2024	9.68%	(8)	97		79
Tranche D	6/30/2012	5.50%	(2)	25		23

Total Canadian Health Care Trust Notes				986		1,017

Mexican development banks credit facility	7/19/2025	9.65%	(3)	416		416

Other:		Weighted Average
Gold Key Lease credit facility	2012	6.21%		443		438
Asset-backed notes payable - Gold Key Lease	2012	3.05%	(4)	43		43
Liabilities from capital leases	2012-2020	13.99%		246		190
Other financial obligations	2012-2024	12.60%		418		383

Total other financial liabilities				1,150		1,054

Total financial liabilities payable after one year				12,210		10,973

Total				$15,054		$13,731

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 8. Financial Liabilities — Continued

(1)	Loan bears interest at LIBOR + 4.75 percent subject to a 1.25 percent floor. Commencing in July 2011, interest is reset quarterly. Stated interest rate as of September 30, 2011 was 6.00 percent.
(2)	Canadian Health Care Trust Note - Tranche D is non-interest bearing.
(3)	Represents the stated interest rate. Loan bears interest at the 28 day Interbank Equilibrium Interest Rate (“TIIE”) + 4.80 percent subject to a quarterly reset on TIIE.
(4)	The weighted-average interest rates include the effects of interest rate swap agreements.
(5)	Loan bears interest at a stated rate of 8.00 percent.
(6)	Loan bears interest at a stated rate of 8.25 percent.
(7)	Loan bears interest at a stated rate of 9.00 percent.
(8)	Loan bears interest at a stated rate of 7.50 percent.
(9)	Interest on loans was calculated based on a three month LIBOR + 5.00 percent subject to a 2.00 percent floor and a quarterly reset on LIBOR. Stated interest rate as of December 31, 2010 was 7.00 percent.
(10)	Includes capitalized Payable-In-Kind (“PIK”) interest.
(11)	Interest on loans was calculated based on a three month Canadian Dealer Offered Rate (“CDOR”) + 5.00 percent subject to a 2.00 percent floor and a quarterly reset on CDOR. Stated interest rate as of December 31, 2010 was 7.00 percent.
(12)	Interest on loans was calculated based on a three month LIBOR + 7.91 percent subject to a 2.00 percent floor and a quarterly reset on LIBOR. Stated interest rate as of December 31, 2010 was 9.91 percent plus $17 million per quarter of capitalized PIK interest.
(13)	Zero coupon note was non-interest bearing.

As of September 30, 2011, the carrying amounts of our financial obligations were net of fair value adjustments, discounts, premiums and loan origination fees totaling $830 million related to the following obligations (in millions of dollars):

VEBA Trust Note	$656
Tranche B Term Loan	64
Senior Secured Notes due 2019	18
Senior Secured Notes due 2021	21
Canadian Health Care Trust Notes	(26)
Liabilities from capital leases and other financial obligations	97

Total	$830

Refer to our Form 10 for further discussion of the allocation of fair value in connection with the 363 Transaction, the VEBA Settlement Agreement and the Canadian Health Care Trust Settlement Agreement.

As of September 30, 2011, aggregate annual contractual maturities of financial liabilities (excluding the net reduction to face value of $830 million) were as follows (in millions of dollars):

Remainder of 2011	$64	(1)
2012	239	(1)
2013	457
2014	460
2015	493
2016 and thereafter	11,501

Total	$13,214

(1)	Included in the annual contractual maturities is $14 million and $48 million due in the remainder of 2011 and 2012, respectively, related to Gold Key Lease obligations. These obligations are primarily repaid out of collections from the related operating leases and, as a result, they may be repaid prior to their contractual maturity.

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

In connection with the repayment of the U.S. Treasury first lien credit facilities, we recognized a $170 million charge, which consisted of the write off of $136 million of unamortized discounts and $34 million of unamortized issuance costs associated with the debt. The charge is included in Loss on Extinguishment of Debt in the accompanying Condensed Consolidated Statements of Operations.

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

Export Development Canada Credit Facilities — Continued

In connection with the repayment of the EDC credit facilities, we recognized a $381 million charge, which consisted of the write off of $367 million of unamortized discounts and $14 million of unamortized issuance costs associated with the debt. The charge is included in Loss on Extinguishment of Debt in the accompanying Condensed Consolidated Statements of Operations.

Senior Credit Facilities

On May 24, 2011, we entered into a $4.3 billion senior secured credit agreement with a syndicate of private sector lenders which includes a $3.0 billion senior secured Tranche B term loan (the “Tranche B Term Loan”) due May 24, 2017, and a $1.3 billion senior secured revolving credit facility (the “Revolving Facility”), which may be borrowed and repaid from time to time until the maturity date on May 24, 2016. The Tranche B Term Loan and the Revolving Facility are collectively referred to as the “Senior Credit Facilities.” Up to $200 million of the Revolving Facility may be used for the issuance of letters of credit. As of September 30, 2011, the Revolving Facility was undrawn. Prior to the final maturity date of each of the facilities, we have the option to extend the maturity date of all or a portion of these facilities with the consent of the lenders whose loans or commitments are being extended. We also have the option to increase the amount of these facilities in an aggregate principal amount not to exceed $1.2 billion, either through an additional term loan, an increase in the Revolving Facility or a combination of both, subject to certain conditions.

The outstanding principal amount of the Tranche B Term Loan is payable in equal quarterly installments of $7.5 million with the remaining balance due at maturity. No scheduled payments are required on amounts drawn on the Revolving Facility until the maturity date of the facility.

All amounts outstanding under the Tranche B Term Loan and Revolving Facility bear interest at our option of either a base rate plus 3.75 percent per annum or at LIBOR plus 4.75 percent per annum. For the Tranche B Term Loan, a base rate floor of 2.25 percent per annum and a LIBOR floor of 1.25 percent per annum applies. Commencing in July 2011, interest is reset and payable every three months.

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

The senior secured credit agreement contains a number of events of default related to, (i) failure to make payments when due; (ii) failure to comply with covenants; (iii) breaches of representations and warranties; (iv) certain changes of control; (v) cross-default with certain other debt and hedging agreements and (vi) the failure to pay certain material judgments. As of September 30, 2011, we were in compliance with all covenants under the senior secured credit agreement.

Senior Secured Notes

On May 24, 2011, we entered into an indenture with CG Co-Issuer Inc., one of our wholly-owned subsidiaries, our U.S. subsidiary guarantors and the initial purchasers, pursuant to which we issued $1.5 billion of 8.00 percent senior secured notes due 2019 (“2019 Notes”) and $1.7 billion of 8.25 percent senior secured notes due 2021 (“2021 Notes”), collectively referred to as “the Notes.” The Notes mature on June 15 of the respective year the notes are due. All of the Notes were issued at par and were sold in a private placement to (i) qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and (ii) outside the United States to persons who are not U.S. persons (as defined in Rule 902 of Regulation S under the Securities Act) in compliance with Regulation S under the Securities Act. We have agreed to register notes having substantially identical terms as the Notes with the SEC as part of an offer to exchange freely tradable exchange notes for the Notes.

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

repurchase the Company’s capital stock; (ii) make restricted payments; (iii) create certain liens to secure indebtedness; (iv) enter into sale and leaseback transactions; (v) engage in transactions with affiliates; (vi) merge or consolidate with certain companies and (vii) transfer and sell assets. As of September 30, 2011, we were in compliance with all covenants under the indenture.

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

VEBA Trust Note

On June 10, 2009, and in accordance with the terms of a settlement agreement between us and the United Automobile, Aerospace and Agriculture Implement Workers of America (“UAW”), (“the VEBA Settlement Agreement”), we issued a senior unsecured note (“VEBA Trust Note”) with a face value of $4,587 million to the VEBA Trust. Refer to our Form 10 for additional information related to the VEBA Settlement Agreement and VEBA Trust Note.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 8. Financial Liabilities — Continued

VEBA Trust Note — Continued

Scheduled VEBA Trust Note payments through 2012 do not fully satisfy the interest accrued at the implied rate of 9.0 percent. In accordance with the agreement, the difference between a scheduled payment and the accrued interest through June 30 of the payment year will be capitalized as additional debt on an annual basis. In July 2011 and 2010, we made scheduled payments of $300 million and $315 million, respectively on the VEBA Trust Note and accrued interest of $126 million and $123 million, respectively, was capitalized as additional debt.

Mexico Development Banks Credit Facility

In July 2010, Chrysler de Mexico, S.A. de C.V., our principal operating subsidiary in Mexico, entered into a financing arrangement with certain Mexican development banks which provides for a 15 year amortizing term loan facility equal to the Mexican peso equivalent of $400 million. The facility was fully drawn during July 2010 and was funded in Mexican pesos. Refer to our Form 10 for additional information related to the Mexican development banks credit facility.

Gold Key Lease

Chrysler Canada maintains our Gold Key Lease vehicle lease portfolio. The related vehicles are leased to Canadian consumers and are financed by asset-backed securitization facilities, as well as a $4.8 billion ($5.0 billion Canadian Dollars) secured revolving credit facility. The asset-backed obligations are primarily satisfied out of the collections from the underlying securitized assets. In May 2010, we utilized available operating lease assets under the Gold Key Lease portfolio to borrow additional funds in the amount of $266 million under a certain asset-backed securitization facility. These funds were used to repay a portion of the amount outstanding on the secured revolving credit facility. In April 2011, the remaining amounts outstanding on the secured revolving credit facility were repaid in full. We are currently winding down the Gold Key Lease financing program, therefore, we anticipate no additional funding will be required. No vehicles were added to the financing portfolio during the nine months ended September 30, 2011 and 2010.

Summary of Credit Facilities and Available Borrowings

The following presents the total credit facilities, amounts drawn and amounts available to be drawn as of September 30, 2011 (in millions of dollars):

	Total Credit Facility	Facility Amount Drawn		Amounts Available For Borrowing
Senior Credit Facilities:
Tranche B Term Loan	$3,000	$3,000		$-
Revolving Facility	1,300	-		1,300

Gold Key Lease Credit Facility	$4,761	$-		$-	(1)

Mexican development banks credit facility	$400	$400	(2)	$-

(1)	We are currently winding down our Gold Key Lease financing program, therefore, we anticipate no additional funding will be provided.
(2)	The credit facility was fully drawn at the Mexican peso equivalent of $400 million U.S. Dollars “USD.” As of September 30, 2011 the USD equivalent was $382 million.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 9. Income Taxes

For interim tax reporting, we estimate our annual effective tax rate and apply it to our year to date ordinary income (loss). The tax effect of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates are reported in the interim period in which they occur. There have been no significant changes in our estimates or the provision for income taxes during the nine months ended September 30, 2011.

Chrysler Canada was assessed additional taxes for the years 1996 through August 3, 2007, by the Canada Revenue Agency (“CRA”) and the Provincial Tax Authorities (together, the “Canadian Tax Authorities”) related to transfer pricing adjustments. During December 2010, the Canadian Tax Authorities issued the final reassessment (the “Final Reassessment”) on the Canadian transfer pricing matter, which was accepted by both Daimler AG (“Daimler”) and us. Refer to our Form 10 for further discussion of the Canadian transfer pricing matter.

During the first quarter of 2011, the Canadian Tax Authorities applied $48 million of payments previously made by us against the amount owing under the Final Reassessment, which increased the amounts owed to us by Daimler related to this matter. During the first quarter of 2011, we received reimbursements from Daimler of $374 million related to payments previously made by us which had been previously applied against the Final Reassessment. In addition, Daimler made payments of $660 million to the Canadian Tax Authorities related to this matter during the first quarter of 2011. No additional amounts have been refunded to us or paid by Daimler related to this matter during the second or third quarters of 2011. As of September 30, 2011 and December 31, 2010, our tax indemnity recoverable associated with this matter was $64 million and $1.1 billion, respectively, and is included in Prepaid Expenses and Other Assets in the accompanying Condensed Consolidated Balance Sheets. The associated obligation of $64 million and $765 million as of September 30, 2011 and December 31, 2010, respectively, is included in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets. The $765 million obligation at December 31, 2010, was net of $337 million of payments that had been previously applied by the Canadian Tax Authorities against the Final Reassessment.

In addition, the $500 million CRA tax lien and the $700 million Ontario government tax lien against our Canadian manufacturing facilities and related assets, granted while the dispute was pending, were discharged during the first quarter of 2011.

As a result of the above settlements associated with the Canadian transfer pricing matter, our unrecognized tax benefits decreased during the nine months ended September 30, 2011. The following is a reconciliation of our unrecognized tax benefits (in millions of dollars):

Nine Months Ended September 30, 2011
Unrecognized tax benefits at beginning of period	$949
Settlements	(779)
Gross decreases for tax positions of prior years	(6)
Exchange rate differences	(6)

Unrecognized tax benefits at end of period	$158

Our practice is to recognize interest and penalties on uncertain tax positions in income tax expense. Accrued interest on uncertain tax positions was $22 million and $681 million at September 30, 2011 and December 31, 2010, respectively. Accrued interest decreased by $659 million during the nine months ended September 30,

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 9. Income Taxes — Continued

2011, which consisted of a $641 million decrease attributable to settlements, a $14 million decrease attributable to reductions in interest assessments and a $4 million decrease attributable to exchange rate differences, with a corresponding decrease to the tax indemnity recoverable.

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

Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. We establish an accrual in connection with pending or threatened litigation if a loss is probable and can be reasonably estimated. Since these accruals represent estimates, it is reasonably possible that the resolution of some of these matters could require us to make payments in excess of the amounts accrued. It is also reasonably possible that the resolution of some of the matters for which accruals could not be made may require us to make payments in an amount or range of amounts that could not be reasonably estimated at September 30, 2011.

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

More than 80 purported class action lawsuits alleging violations of antitrust law were filed on various dates in 2003 against several motor vehicle manufacturers, including Chrysler Canada, as well as the National Automobile Dealers Association and the Canadian Automobile Dealers Association. Some complaints were filed in federal courts in various states and others were filed in state courts. The complaints allege that the defendants conspired to prevent the sale to U.S. consumers of vehicles sold by dealers in Canada in order to maintain new car prices at artificially high levels in the U.S. The complaints seek injunctive relief and treble damages on behalf of each person who bought or leased a new vehicle in the U.S. between 2001 and 2003. The federal court actions were consolidated in the U.S. District Court for the District of Maine and, in July 2009, the District Court granted the defendants’ motion for summary judgment. Chrysler Canada remains a defendant in four of the pending state court actions. In addition, Chrysler Canada is a defendant in a purported class action lawsuit filed in the Ontario Superior Court of Justice in September 2007 that claims that a similar alleged conspiracy was preventing lower cost U.S. vehicles from being sold to Canadians.

We previously disclosed that 400 dealers had initiated arbitration proceedings against us related to the termination of their dealership franchise agreements by Old Carco in connection with the 363 Transaction. Nearly all of these matters are resolved, and we believe that the 13 pending post-arbitration matters in federal and state court constitute ordinary and routine litigation incidental to our business.

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

Restricted Cash

Restricted cash, which includes cash equivalents, was $386 million at September 30, 2011 and represents amounts held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by Daimler ($263 million), foreign exchange and commodity hedge contracts ($31 million), as well as standby letters of credit and other contractual agreements ($92 million). In January 2011, $167 million of collateral associated with the Gold Key Lease portfolio was released and was used to repay an equivalent amount outstanding on the Gold Key Lease credit facility.

Concentrations

Suppliers

Although we have not experienced any significant deterioration in our annual production volumes as a result of materials or parts shortages, we have from time to time experienced short term interruptions and variability in quarterly production schedules as a result of temporary supply constraints or disruptions in raw materials, parts and components as a result of natural disasters. Additionally, we regularly source systems, components, parts,

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 10. Commitments, Contingencies and Concentrations — Continued

Concentrations — Continued

Suppliers — Continued

equipment and tooling from a sole provider or limited number of providers. Therefore, we are at risk for production delays and losses should any supplier fail to deliver goods and services on time. We continuously work with our suppliers to monitor potential shortages and to mitigate the effects of any emerging shortages on our production volumes and revenues.

Employees

In the U.S. and Canada combined, most of our hourly employees and approximately one-quarter of our salaried employees were represented by unions under collective bargaining agreements, which represented 64 percent of our total workforce as of September 30, 2011. The UAW and the National Automobile, Aerospace, Transportation and General Workers Union of Canada (“CAW”), represent substantially all of these represented employees in the U.S. and Canada, respectively.

Our collective bargaining agreement with the CAW expires in September 2012. On October 26, 2011, the UAW ratified a new four-year national collective bargaining agreement. The new agreement expires in September 2015. Refer to Note 17, Subsequent Events, of our accompanying condensed consolidated financial statements for additional information regarding our collective bargaining agreement with the UAW.

Other Matters

Ally MTA

Prior to May 2011, we were a party to the Ally MTA between the U.S. Treasury, Ally and U.S. Dealer Automotive Receivables Transitions LLC (“USDART”). The Ally MTA provided for a risk sharing arrangement, in which USDART would reimburse Ally for qualifying losses on loans with third party Chrysler dealerships issued prior to November 21, 2009. On May 19, 2011, all parties mutually agreed to terminate the Ally MTA. Under the terms of the agreement, $96 million, which represented the remaining balance of a previous advance to USDART, was transferred to us. In addition, under the terms of the U.S. Treasury first lien credit agreement, amounts outstanding under that agreement were reduced by $4 million, the amount of qualifying losses incurred by Ally through April 2011.

In connection with the termination of the Ally MTA, we agreed to reimburse Ally for any future qualifying losses incurred through May 2013. As of September 30, 2011, our maximum potential obligation for future payments required to be made to Ally under this guarantee was approximately $6 million and was based on the aggregate principal amount of qualifying dealer loans outstanding. The fair value of our reimbursement obligation was less than $0.1 million at September 30, 2011, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made to reimburse Ally for qualifying loan losses.

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

As of September 30, 2011, the maximum potential amount of future payments required to be made to Ally under this guarantee was approximately $6.8 billion and was based on the aggregate repurchase value of eligible vehicles financed by Ally in our U.S. and Canadian dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent the vehicles are able to be resold to another dealer. The fair value of the guarantee was less than $0.1 million at September 30, 2011, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimate reflects our actual experience.

The Ally Agreement is effective through April 30, 2013, with automatic one-year renewals unless either party elects not to renew.

Other Guarantees

As of September 30, 2011, we had additional guaranteed obligations of others with maximum exposures of $21 million, of which $12 million has been accrued.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 11. Fair Value Measurements

The following summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions of dollars):

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$9,454	$-	$-	$9,454
Restricted cash	386	-	-	386
Derivatives:
Currency forwards and swaps	-	155	-	155
Commodity swaps	-	1	1	2

Total	$9,840	$156	$1	$9,997

Liabilities:
Derivatives:
Currency forwards and swaps	$-	$9	$-	$9
Commodity swaps	-	89	35	124
Interest rate swaps	-	-	-	-

Total	$-	$98	$35	$133

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$7,347	$-	$-	$7,347
Restricted cash	671	-	-	671
Derivatives:
Commodity swaps	-	54	44	98

Total	$8,018	$54	$44	$8,116

Liabilities:
Derivatives:
Currency forwards and swaps	$-	$78	$-	$78
Commodity swaps	-	6	2	8
Interest rate swaps	-	-	1	1

Total	$-	$84	$3	$87

During the nine months ended September 30, 2011, there were no transfers between Level 1 and Level 2 or into or out of Level 3.

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

The following summarizes the changes in Level 3 items measured at fair value on a recurring basis (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Derivatives Assets (Liabilities):
Balance at beginning of the period	$9	$(13)	$41	$(28)
Total realized and unrealized gains (losses):
Included in Net Income (Loss)	11	7	31	27
Included in Other Comprehensive Income (Loss)	(46)	15	(70)	13
Purchases, issuances and settlements, net	(8)	(2)	(36)	(5)
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-

	$(34)	$7	$(34)	$7

Changes in unrealized losses relating to instruments held at end of period (1)	$-	$5	$-	$35

(1)	The related unrealized losses are recognized in Cost of Sales in the accompanying Condensed Consolidated Statements of Operations.

The carrying amounts and estimated fair values of our financial instruments were as follows (in millions of dollars):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$9,454	$9,454	$7,347	$7,347
Restricted cash	386	386	671	671
Financial assets	107	107	219	219
Financial liabilities	12,384	10,889	13,731	15,458
Derivatives:
Included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets	157	157	98	98
Included in Accrued Expenses and Other Liabilities	133	133	87	87

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

Note 12. Derivative Financial Instruments and Risk Management

All derivative instruments are recognized in the accompanying Condensed Consolidated Balance Sheets at fair value. The fair values of our derivative financial instruments are based on pricing models or formulas using current estimated cash flow and discount rate assumptions. We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. The adjustment is estimated based on the net exposure by counterparty. We use an estimate of the counterparty’s non-performance risk when we are in a net asset position and an estimate of our own non-performance risk when we are in a net liability position. As of September 30, 2011 and December 31, 2010, the adjustment for non-performance risk did not materially impact the fair value of derivative instruments.

The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single–A or better. The aggregate fair value of derivative instruments in asset positions as of September 30, 2011 and December 31, 2010 was approximately $157 million and $98 million, respectively, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss that we would recognize if all counterparties failed to perform as contracted could be significantly lower.

The terms of the agreements with our counterparties for foreign exchange and commodity hedge contracts require us to post collateral when derivative instruments are in a liability position. The majority of these contracts also required us to post collateral at the inception of the trade. In December 2010 and the first quarter of 2011, the majority of our agreements were renegotiated to no longer require us to post collateral at the inception of the

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 12. Derivative Financial Instruments and Risk Management — Continued

trade. During the first quarter of 2011 and the year ended December 31, 2010, this resulted in the release of $61 million and $17 million, respectively, of collateral previously classified as restricted cash. In addition, these agreements contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding net asset or liability positions. These cross-default provisions could be triggered if there was a non-performance event under certain debt obligations. The fair value of the related gross liability positions as of September 30, 2011 and December 31, 2010, which represent our maximum potential exposure, were $133 million and $86 million, respectively. As of September 30, 2011 and December 31, 2010, we posted $31 million and $116 million, respectively, as collateral for foreign exchange and commodity hedge contracts that were outstanding at the respective period ends. The cash collateral is included in Restricted Cash in the accompanying Condensed Consolidated Balance Sheets. After giving consideration to offsetting asset positions for each counterparty, if cross-default provisions were triggered, there would have been an additional settlement liability of $6 million due to the counterparties as of September 30, 2011. No additional settlement liability would have been due to the counterparties as of December 31, 2010.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 12. Derivative Financial Instruments and Risk Management — Continued

Cash Flow Hedges — Continued

The following summarizes the fair values of derivative instruments designated as cash flow hedges which were outstanding (in millions of dollars):

	00000000000	00000000000	00000000000
	September 30, 2011
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$2,194	$141	$(1)
Commodity swaps	277	1	(42)

Total	$2,471	$142	$(43)

	December 31, 2010
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$2,454	$-	$(72)
Commodity swaps	205	44	(6)

Total	$2,659	$44	$(78)

(1)	The related derivative instruments are recognized in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets in the accompanying Condensed Consolidated Balance Sheets.
(2)	The related derivative instruments are recognized in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets.

The following summarizes the gains (losses) recorded in Other Comprehensive Income (Loss) (“OCI”) and reclassified from AOCI to income (in millions of dollars):

	Three Months Ended September 30,
	2011		2010
	Gain (Loss) Recorded in OCI	Gain (Loss) Reclassified from AOCI to Income	Gain (Loss) Recorded in OCI	Gain (Loss) Reclassified from AOCI to Income
Currency forwards and swaps	$226	$10	$(36)	$(1)
Commodity swaps	(40)	12	10	2

Total	$186	$22	$(26)	$1

	Nine Months Ended September 30,
	2011		2010
	Gain (Loss) Recorded in OCI	Gain (Loss) Reclassified from AOCI to Income	Gain (Loss) Recorded in OCI	Gain (Loss) Reclassified from AOCI to Income
Currency forwards and swaps	$74	$(125)	$3	$11
Commodity swaps	(48)	27	6	1

Total	$26	$(98)	$9	$12

We expect to reclassify existing net gains of $83 million from AOCI to income within the next 12 months.

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

The following summarizes the fair values of derivative instruments not designated as hedges (in millions of dollars):

	000000000	000000000	000000000
	September 30, 2011
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$341	$14	$(8)
Commodity swaps	640	1	(82)
Interest rate swaps	14	-	-

Total	$995	$15	$(90)

	December 31, 2010
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$145	$-	$(6)
Commodity swaps	212	54	(2)
Interest rate swaps	254	-	(1)

Total	$611	$54	$(9)

(1)	The related derivative instruments are recognized in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets in the accompanying Condensed Consolidated Balance Sheets.
(2)	The related derivative instruments are recognized in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 12. Derivative Financial Instruments and Risk Management — Continued

Derivatives Not Designated as Hedges — Continued

The following summarizes the effect of derivative instruments not designated as hedges in the respective financial statement captions of the accompanying Condensed Consolidated Statements of Operations (in millions of dollars):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial Statement Caption	2011 Gain (Loss)	2010 Gain (Loss)	2011 Gain (Loss)	2010 Gain (Loss)
Currency forwards and swaps	Revenues, Net	$22	$1	$13	$(2)
Commodity swaps	Cost of Sales	(95)	53	(88)	40
Interest rate swaps	Cost of Sales	-	5	1	24

Total		$(73)	$59	$(74)	$62

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 13. Employee Retirement and Other Benefits — Continued

Benefit Expense

The components of pension and other postretirement benefits (“OPEB”) (income) expense were as follows (in millions of dollars):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Pension Benefits	OPEB	Pension Benefits	OPEB	Pension Benefits	OPEB	Pension Benefits	OPEB
Service cost	$65	$6	$60	$8	$197	$16	$184	$26
Interest cost	383	32	377	49	1,143	101	1,126	145
Expected return on plan assets	(461)	-	(437)	(1)	(1,369)	-	(1,310)	(2)
Gain on VEBA claims adjustment	-	-	-	-	-	(15)	-	-
Amortization of unrecognized loss	-	3	-	1	-	8	-	3
Amortization of prior service cost	-	-	-	-	-	-	-	-

Net periodic benefit (income) expense	(13)	41	-	57	(29)	110	-	172
Special early retirement costs	46	-	-	-	73	-	-	-

Total benefit expense	$33	$41	$-	$57	$44	$110	$-	$172

Contributions and Payments

In connection with the 363 Transaction, we acquired a $600 million receivable from Daimler to fund contributions to our U.S. pension plans. This receivable was payable to us in three equal annual installments, of which, the third and final $200 million installment was received by us in June 2011.

During the nine months ended September 30, 2011, employer contributions to our funded pension plans amounted to $330 million, which was funded in part with the $200 million payment from Daimler. Employer contributions to our funded pension plans are expected to be $21 million for the remainder of 2011, all of which are anticipated to be made in cash to satisfy minimum funding requirements for our plans in Canada. Employer contributions to our unfunded pension and OPEB plans amounted to $9 million and $170 million, respectively, for the nine months ended September 30, 2011. Employer contributions to our unfunded pension and OPEB plans are expected to be $3 million and $48 million, respectively, for the remainder of 2011, which represents the expected benefit payments to participants.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 14. Other Transactions with Related Parties — Continued

VEBA Trust

As of September 30, 2011, the VEBA Trust had a 44.7 percent ownership interest in the Company. Interest expense on the VEBA Trust Note totaled $111 million and $107 million for the three months ended September 30, 2011 and 2010, respectively, and $322 million and $312 million for the nine months ended September 30, 2011 and 2010, respectively.

Fiat

Ownership Interest

As of September 30, 2011, Fiat had a 55.3 percent ownership interest in the Company, of which 20.0 percent was obtained in connection with the 363 Transaction in exchange for rights to intellectual property. Fiat’s ownership interest increased 5.0 percent in January 2011 upon our achievement of the Technology Event, one of three Class B Events outlined in our Amended and Restated Limited Liability Company Operating Agreement (“LLC Operating Agreement”). The Technology Event was achieved as a result of us delivering an irrevocable commitment letter to the U.S. Treasury stating that we had received the appropriate governmental approvals to begin commercial production of our Fully Integrated Robotised Engine in our Dundee, Michigan facility. In April 2011, Fiat’s ownership interest increased an additional 5.0 percent when we delivered a notice to the U.S. Treasury confirming that we had achieved the Non-NAFTA Distribution Event as outlined in our LLC Operating Agreement, under which we attained certain metrics relating to revenue and expansion of sales outside of North America.

On May 24, 2011, and concurrent with our repayment of our U.S. Treasury and EDC credit facilities, Fiat exercised its incremental equity call option and acquired an additional 16 percent fully-diluted ownership interest in the Company pursuant to the terms of our LLC Operating Agreement. We received the entire exercise price of $1,268 million in cash, increasing our contributed capital by the proceeds received, and we issued new Class A Membership Interests to Fiat. Refer to Note 8, Financial Liabilities, for information related to our refinancing transaction and the repayment of our U.S. Treasury and EDC credit facilities.

On July 21, 2011, Fiat acquired all of the Class A Membership Interests in the Company held by the U.S. Treasury, which represented approximately 6 percent of the fully-diluted ownership interest in the Company, for cash consideration of $500 million. On that same day and pursuant to a separate agreement, Fiat paid $125 million in cash to acquire all of the Class A Membership Interests in the Company held by the Canadian Government, which represented approximately 1.5 percent of the fully-diluted ownership interest in the Company.

On July 21, 2011, Fiat also acquired the U.S. Treasury’s rights under the equity recapture agreement between the U.S. Treasury and the VEBA Trust for $75 million, of which $15 million was paid to the Canadian Government pursuant to a separate arrangement between the U.S. Treasury and the Canadian Government. The equity recapture agreement provides rights to the economic benefit associated with the membership interests held by the VEBA Trust in excess of a threshold amount of $4.25 billion plus 9 percent per annum from January 1, 2010. Once the VEBA Trust receives proceeds in such amount, any additional proceeds payable to the VEBA Trust and any membership interests retained by the VEBA Trust are to be transferred to Fiat for no further consideration.

Fiat’s ownership interest will increase by an additional 5.0 percent upon our achievement of the Ecological Event, the last of the Class B Events, which requires the development and regulatory approval of a vehicle based on Fiat technology that has a combined unadjusted fuel efficiency rating of at least 40 miles per gallon to be

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 14. Other Transactions with Related Parties — Continued

Fiat — Continued

Ownership Interest — Continued

produced in the U.S. Taking into account the effects of dilution from the Ecological Event, Fiat will then own 58.5 percent of our outstanding equity. If we do not achieve the Ecological Event by December 31, 2012, Fiat may exercise an option to purchase ownership interests to replace those that were contingent upon the Ecological Event.

Industrial Alliance

Pursuant to our master industrial agreement with Fiat, we established an industrial alliance in which we collaborate with Fiat on a number of fronts, including product and platform sharing and development, global distribution, procurement, information technology infrastructure and process improvement. The alliance is comprised of various commercial arrangements entered into pursuant to the master industrial agreement. As part of the alliance, we have access to certain of Fiat’s platforms, vehicles, products and technology. We are obligated to make royalty payments to Fiat related to the intellectual property that was contributed to us by Fiat. The royalty payments are calculated based on a percentage of the material cost of the vehicle, or portion of the vehicle or component, in which we utilize the Fiat intellectual property. In addition, we have agreed to share costs related to certain engineering and development activities and will reimburse each other for costs in excess of the agreed upon cost sharing arrangement. We have also entered into other transactions with Fiat, including the purchase of goods and services in the ordinary course of business.

During 2010, we executed agreements with Fiat which govern the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization. In 2010, Fiat assumed the management of our distribution and sales operations in select European countries, and in June 2011, Fiat became the general distributor of our vehicles and service parts in Europe, selling our products through a network of newly appointed dealers.

The following summarizes our transactions with Fiat (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Sales of vehicles, parts and services provided to Fiat	$581	$119	$1,326	$179
Purchases of vehicles, parts and/or services from Fiat	121	71	450	187
Purchases capitalized in property, plant and equipment, net and other intangible assets, net	20	19	104	94
Reimbursements to Fiat recognized (1)	5	1	21	8
Reimbursements from Fiat recognized (1)	33	5	75	22

(1)	Includes reimbursements recognized for costs related to shared engineering and development activities performed under the product and platform sharing agreement that is part of our industrial alliance.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 14. Other Transactions with Related Parties — Continued

Fiat — Continued

Industrial Alliance — Continued

Royalty fees incurred for the intellectual property contributed by Fiat were $0.2 million and $1 million for the three and nine months ended September 30, 2011, respectively. No royalty fees were incurred during the three and nine months ended September 30, 2010 due to production utilizing the intellectual property not beginning until December 2010.

U.S. Treasury

Effective July 21, 2011, the U.S. Treasury is no longer deemed to be a related party as a result of Fiat acquiring beneficial ownership of all of the membership interests in the Company held by the U.S. Treasury.

Related party transactions with the U.S. Treasury disclosed below are related to transactions through July 21, 2011, and are limited to activities related to individual contractual agreements and not statutory requirements, such as taxes.

In April 2011, we agreed with the U.S. Treasury that in the event that the obligations under the U.S. Treasury loan agreement were repaid in full and the commitment under that agreement terminated, we would, in lieu of the vitality covenants, governance covenant and Troubled Asset Relief Program (“TARP”) covenants, agree to continue to comply with the requirements of TARP as though the Company and our subsidiaries remained a TARP recipient receiving exceptional financial assistance through the date on which the U.S. Treasury sold the Class A Membership Interests it originally acquired in connection with the 363 Transaction. As a result of Fiat acquiring all of the membership interests in the Company held by the U.S. Treasury, we are no longer bound by the requirements of TARP.

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

Interest expense on financial resources provided by the U.S. Treasury totaled $146 million for the three months ended September 30, 2010, and $229 million and $433 million for the nine months ended September 30, 2011 and 2010, respectively. Interest expense included PIK interest of $17 million for the three months ended September 30, 2010, and $27 million and $51 million for the nine months ended September 30, 2011 and 2010, respectively. For the three months ended September 30, 2010, $17 million of PIK interest was capitalized as financial liabilities in accordance with the loan agreements, and $17 million and $51 million was capitalized for the nine months ended September 30, 2011 and 2010, respectively. No interest expense or PIK interest was incurred or capitalized during the three months ended September 30, 2011, due to the repayment of the U.S. Treasury credit facilities in May 2011. Refer to Note 8, Financial Liabilities, for additional information.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 14. Other Transactions with Related Parties — Continued

Related Party Summary

Amounts due from and to related parties were as follows (in millions of dollars):

	September 30, 2011
	VEBA Trust	Fiat	Other	Total
Amounts due from related parties (included in Prepaid Expenses and Other Assets)	$-	$755	$8	$763

Amounts due to related parties (included in Accrued Expenses and Other Liabilities)	$110	$314	$12	$436
Financial liabilities to related parties (included in Financial Liabilities)	4,180	-	5	4,185

Total due to related parties	$4,290	$314	$17	$4,621

	December 31, 2010
	VEBA Trust	Fiat	U.S. Treasury	Other	Total
Amounts due from related parties (included in Prepaid Expenses and Other Assets)	$-	$227	$-	$14	$241

Amounts due to related parties (included in Trade Liabilities and Accrued Expenses and Other Liabilities)	$214	$100	$1	$7	$322
Financial liabilities to related parties (included in Financial Liabilities)	4,018	-	5,696	-	9,714

Total due to related parties	$4,232	$100	$5,697	$7	$10,036

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

operations of our European distribution and dealer network into Fiat’s distribution organization. Refer to Note 14, Other Transactions with Related Parties, for additional information. Costs associated with these remaining actions include, but are not limited to: employee severance, relocations, plant deactivations and legal claims. The remaining workforce reductions will affect represented and non-represented hourly and salaried employees and will be achieved through a combination of retirements, special programs, attrition and involuntary separations.

We recorded charges, net of discounting, of $9 million for the three months ended September 30, 2010, and $48 million and $75 million for the nine months ended September 30, 2011 and 2010, respectively. There were no additional charges recorded during the three months ended September 30, 2011. During the nine months ended September 30, 2011, the charges primarily included costs associated with employee relocations and plant deactivations for previously announced restructuring initiatives, as well as other transition costs of $20 million resulting from the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization. During the three and nine months ended September 30, 2010, the charges primarily related to workforce reductions, including costs resulting from the integration of our European distribution and dealer network into Fiat’s distribution organization, as well as plant deactivation costs.

We made refinements to existing reserve estimates resulting in net reductions of $22 million for the three months ended September 30, 2010, and $35 million and $30 million for the nine months ended September 30, 2011 and 2010, respectively. There were no additional refinements to existing reserve estimates recorded during the three months ended September 30, 2011. During the nine months ended September 30, 2011, the adjustments related to decreases in the expected workforce reduction costs, as well as legal and supplier cancellation claim reserves as a result of management’s adequacy reviews. These reviews took into consideration the status of the restructuring actions and the estimated costs to complete the actions. During the three and nine months ended September 30, 2010, the adjustments principally represented a decrease in the supplier cancellation claim reserves as a result of the settlement of certain claims and a net increase in the expected workforce reduction costs as a result of management’s adequacy reviews.

Additional charges of approximately $5 million related to employee relocations and plant deactivation costs are expected to be recognized over the remainder of 2011 and 2012. We anticipate that the total costs we will incur related to these restructuring activities, including the initial assumption of the $554 million obligation from Old Carco, will be $608 million, including $366 million related to employee termination benefits and $242 million of other costs.

The restructuring charges, reserve adjustments and interest accretion are included in Restructuring Expenses, Net in the accompanying Condensed Consolidated Statements of Operations and would have otherwise been reflected in Cost of Sales. In connection with these actions, we expect to make payments of approximately $48 million, $97 million and $36 million during the remainder of 2011, 2012 and 2013, respectively. Additional payments of approximately $1 million are expected to be funded through pension and other post-employment benefit plans related to special retirement programs and other benefits.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 15. Restructuring Actions — Continued

Restructuring reserves are included in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets. The following summarizes the restructuring reserves activity (in millions of dollars):

	Nine Months Ended September 30,
	2011			2010
	Workforce Reductions	Other	Total	Workforce Reductions	Other	Total
Balance at beginning of period	$79	$160	$239	$343	$38	$381
Charges	12	16	28	64	11	75
Adjustments to reserve estimates	(8)	(27)	(35)	(16)	(14)	(30)
Payments	(35)	(9)	(44)	(92)	(21)	(113)
Amounts recognized and transferred to employee benefit plans	(2)	-	(2)	(5)	-	(5)
Interest accretion	-	-	-	2	-	2
Other, including currency translation	(6)	(3)	(9)	9	1	10

Balance at end of period	$40	$137	$177	$305	$15	$320

Note 16. Venezuelan Currency Devaluation

The functional currency of Chrysler de Venezuela (“CdV”), our wholly-owned subsidiary in Venezuela, is the USD. Pursuant to certain Venezuelan foreign currency exchange control regulations, the Central Bank of Venezuela centralizes all foreign currency transactions in the country. Under these regulations, the purchase and sale of foreign currency must be made through the Commission for the Administration of Foreign Exchange (“CADIVI”).

Prior to January 1, 2010, the official exchange rate was 2.15 bolivar fuerte (“BsF”) per USD. In January 2010, the Venezuelan government devalued the BsF relative to the USD from the official rate of 2.15 BsF per USD to a dual-rated system regulated by the CADIVI. The dual-rate included (i) an essential rate of 2.60 BsF per USD for food, technology and other items, such as our car kits, and (ii) a nonessential rate of 4.30 BsF per USD for all other transactions. As a result of this devaluation, we recorded a foreign currency translation loss of $20 million in the first quarter of 2010. On December 30, 2010, a further devaluation of the BsF was announced, eliminating the essential rate of 2.60 BsF per USD and requiring all CADIVI-approved transactions, including transactions that were pending CADIVI approval prior to the announcement, to occur at the previous nonessential rate of 4.30 BsF per USD. The new rate was declared effective as of January 1, 2011. The nonessential rate remained unchanged. However, as a result of the announced devaluation of the essential rate on December 30, 2010, we remeasured all BsF denominated balances at that time. No additional events have occurred during the first nine months of 2011 which would further impact the BsF to USD exchange rate.

As of September 30, 2011 and December 31, 2010, the net monetary assets of CdV denominated in BsF were 895 million ($208 million USD) and 348 million ($81 million USD), respectively, which included cash and cash equivalents denominated in BsF of 1,014 million ($236 million USD) and 651 million ($151 million USD), respectively.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 17. Subsequent Events

On October 26, 2011, the UAW ratified a new four-year national collective bargaining agreement, covering approximately 26,000 U.S. hourly and salary UAW represented employees. The provisions of this agreement include a $3,500 ratification bonus, $1,750 of which is payable within 30 days of ratification and $1,750 of which is payable upon our achievement of a financial milestone, and performance and quality bonuses totaling $4,000 over the contract period, with the potential of up to an additional $1,000 paid annually based on our achievement of certain metrics. In addition, the agreement provides UAW represented employees with a simplified profit sharing plan that is directly aligned with our profitability. We are currently evaluating the financial impact of the remaining terms of the contract.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our financial condition and operating results should be read together with our accompanying condensed consolidated financial statements and our Registration Statement on Form 10, as amended (“Form 10”), filed with the Securities and Exchange Commission (“SEC”).

Selected Financial and Other Data

The following sets forth selected financial and other data for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	Percentage of Revenues	2010	Percentage of Revenues	2011	Percentage of Revenues	2010	Percentage of Revenues
	(in millions of dollars)
Condensed Consolidated Statements of Operations Data:
Revenues, net	$13,067	100.0%	$11,018	100.0%	$39,852	100.0%	$31,183	100.0%
Gross margin	2,054	15.7%	1,561	14.2%	6,305	15.8%	4,420	14.2%
Selling, administrative and other expenses	1,077	8.2%	934	8.5%	3,517	8.8%	2,770	8.9%
Research and development expenses, net	445	3.4%	377	3.4%	1,191	3.0%	1,050	3.4%
Interest expense	282	2.2%	316	2.9%	958	2.4%	940	3.0%
Loss on extinguishment of debt	-	-	-	-	551	1.4%	-	-
Net income (loss)	212	1.6%	(84)	(0.8)%	(42)	(0.1)%	(453)	(1.5)%

	September 30, 2011	December 31, 2010
	(in millions of dollars)
Condensed Consolidated Balance Sheets Data:
Cash and cash equivalents	$9,454	$7,347
Restricted cash	386	671
Total assets	37,250	35,449
Current maturities of financial liabilities	236	2,758
Long-term financial liabilities	12,148	10,973
Members’ deficit	(3,068)	(4,489)

	Nine Months Ended September 30,
	2011	2010
	(in millions of dollars)
Condensed Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in):
Operating activities	$3,537	$4,227
Investing activities	(874)	(652)
Financing activities	(556)	(1,177)
Other Financial Information:
Depreciation and amortization expense	$2,170	$2,312
Capital expenditures	1,908	1,680

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Other Statistical Information:
Net worldwide factory shipments (in thousands) (1)	467	410	1,433	1,184
Worldwide vehicle sales (in thousands) (2)	496	401	1,376	1,142
U.S. dealer inventory at period end (in thousands)			277	231
Number of employees at period end			54,818	51,333

(1)	Represents vehicle sales to our dealers, distributors and fleet customers. For additional information refer to – Results of Operations, Worldwide Factory Shipments.

(2)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.

Overview of our Operations

Chrysler Group is a Delaware limited liability company formed on April 28, 2009 with membership interests held initially by the United Auto Workers’ Retiree Medical Benefits Trust (“VEBA Trust”), Fiat, the United States Department of the Treasury (“U.S. Treasury”) and Canada CH Investment Corporation, a wholly-owned subsidiary of the Canada Development Investment Corporation, a Canadian federal Crown Corporation (“Canadian Government”). Our membership interests are now held by Fiat (55.3 percent) and the VEBA Trust (44.7 percent). Throughout this report, we refer to the economic and voting rights associated with our membership interests as ownership interests.

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

Our dealers enter into wholesale financing arrangements to purchase vehicles to hold in inventory which are available for sale to retail customers. Our retail customers use a variety of finance and lease programs to acquire vehicles from our dealers. The availability of affordably priced financing is a significant factor influencing our vehicle sales and revenues.

We have an industrial alliance with Fiat that provides for collaboration in a number of areas, including product and platform sharing and development, global distribution, procurement, information technology infrastructure and process improvement. In December 2010, we began production of the Fiat 500 and became the exclusive distributor of Fiat brand vehicles and service parts in North America in 2011. In 2010, Fiat assumed the management of our distribution and sales operations in select European countries and in June 2011, Fiat became the general distributor of our vehicles and service parts in Europe, selling our products through a network of newly appointed dealers.

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

On May 24, 2011, and concurrent with our repayment of our U.S. Treasury and Export Development Canada (“EDC”) credit facilities, Fiat exercised its incremental equity call option and acquired an additional 16 percent fully-diluted ownership interest in the Company pursuant to the terms of our LLC Operating Agreement. We received the entire exercise price of $1,268 million in cash, increasing our contributed capital by the proceeds received, and we issued new Class A Membership Interests to Fiat. Refer to – Liquidity and Capital Resources, Liquidity Overview, for additional information related to our refinancing transaction and the repayment of our U.S. Treasury and EDC credit facilities.

On July 21, 2011, Fiat acquired all of the Class A Membership Interests in the Company held by the U.S. Treasury, which represented approximately 6 percent of the fully-diluted ownership interest in the Company, for cash consideration of $500 million. On that same day and pursuant to a separate agreement, Fiat paid $125 million in cash to acquire all of the Class A Membership Interests in the Company held by the Canadian Government, which represented approximately 1.5 percent of the fully-diluted ownership interest in the Company.

On July 21, 2011, Fiat also acquired the U.S. Treasury’s rights under the equity recapture agreement between the U.S. Treasury and the VEBA Trust for $75 million, of which $15 million was paid to the Canadian Government pursuant to a separate arrangement between the U.S. Treasury and the Canadian Government. The equity recapture agreement provides rights to the economic benefit associated with the membership interests held by the VEBA Trust in excess of a threshold amount of $4.25 billion plus 9 percent per annum from January 1, 2010. Once the VEBA Trust receives proceeds in such amount, any additional proceeds payable to the VEBA Trust and any membership interests retained by the VEBA Trust are to be transferred to Fiat for no further consideration.

Fiat’s ownership interest will increase by an additional 5.0 percent upon our achievement of the Ecological Event, the last of the Class B Events, which requires the development and regulatory approval of a vehicle based on Fiat technology that has a combined unadjusted fuel efficiency rating of at least 40 miles per gallon to be produced in the U.S. Taking into account the effects of dilution from the Ecological Event, Fiat will then own 58.5 percent of our outstanding equity. If we do not achieve the Ecological Event by December 31, 2012, Fiat may exercise an option to purchase ownership interests to replace those that were contingent upon the Ecological Event.

Vehicle Sales

The following summarizes our new vehicle sales by geographic market:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2011 (1)(2)			2010 (1)(2)			2011 (1)(2)			2010 (1)(2)
	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)
	(vehicles in thousands)
U. S.	369	3,254	11.4%	293	3,051	9.6%	1,009	9,703	10.4%	820	8,754	9.4%
Canada	61	425	14.5%	55	427	12.8%	183	1,247	14.7%	160	1,224	13.1%
Mexico	19	227	8.5%	18	201	9.1%	58	654	8.9%	54	583	9.3%

Total North America	449	3,906	11.5%	366	3,679	9.9%	1,250	11,604	10.8%	1,034	10,561	9.8%

Rest of World	47			35			126			108

Total Worldwide	496			401			1,376			1,142

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.

(2)	The Company’s estimated industry and market share data presented are based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight, Ward’s Automotive and R.L. Polk.

(3)	Percentages are calculated based on the unrounded vehicle sales volumes for Chrysler Group and the industry.

The following summarizes the total U.S. industry sales of new motor vehicles of domestic and foreign models and our relative competitive position:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2011 (1)(2)			2010 (1)(2)			2011 (1)(2)			2010 (1)(2)
	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)
	(vehicles in thousands)
Cars
Small	17	528	3.2%	13	511	2.6%	43	1,730	2.5%	37	1,491	2.5%
Mid-size	37	585	6.3%	24	573	4.2%	98	1,767	5.5%	68	1,646	4.2%
Full-size	26	200	13.0%	29	222	13.4%	78	635	12.2%	96	661	14.6%
Sport	15	147	10.2%	12	156	7.4%	40	456	8.8%	35	473	7.3%

Total Cars	95	1,460	6.5%	78	1,462	5.4%	259	4,588	5.6%	236	4,271	5.5%
Minivans	54	126	43.4%	51	121	42.4%	157	371	42.5%	162	356	45.5%
Utility Vehicles	152	1,054	14.4%	104	923	11.2%	405	3,056	13.2%	270	2,640	10.2%
Pick-up Trucks	65	470	13.9%	57	432	13.2%	179	1,273	14.1%	146	1,164	12.5%
Van & Medium-Duty Truck	3	144	2.2%	3	113	2.5%	9	415	2.1%	6	323	1.8%

Total Vehicles	369	3,254	11.4%	293	3,051	9.6%	1,009	9,703	10.4%	820	8,754	9.4%

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.

(2)	The Company’s estimated industry and market share data presented are based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight, Ward’s Automotive and R.L. Polk.

(3)	Percentages are calculated based on the unrounded vehicle sales volumes for Chrysler Group and the industry.

Cyclical Nature of Business

As is typical in the automotive industry, our vehicle sales are highly sensitive to general economic conditions, availability of affordably priced financing for dealers and retail customers and other external factors, including fuel prices, and as a result vary from quarter to quarter. Retail customers tend to delay the purchase of a new vehicle when disposable income and consumer confidence are low. In addition, our vehicle production volume and related revenues may vary from month to month, sometimes due to plant shutdowns, which may occur for several reasons, including production changes from one model year to the next. These model year changeovers occur throughout the year consistent with our product plan. Plant shutdowns, whether associated with model year changeovers or other factors, such as temporary supply interruptions, can have an impact on our revenues and a negative impact on our working capital as we continue to pay suppliers under standard contract terms while we do not receive proceeds from vehicle sales.

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

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2011	2010		2011	2010
	(vehicles in thousands)
Retail	358	304	54	1,123	856	267
Fleet	111	103	8	345	364	(19)

Worldwide Factory Shipments	469	407	62	1,468	1,220	248
Adjust for GDP activity during the period:
Less: Vehicles shipped	(9)	(3)	(6)	(71)	(55)	(16)
Plus: Vehicles auctioned	7	6	1	36	19	17

Net Worldwide Factory Shipments	467	410	57	1,433	1,184	249

Consolidated Results

The following is a discussion of the results of operations for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, and for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The discussion of certain expense line items (cost of sales, selling, administrative and other expenses, and research and development expenses) includes a presentation of such line items as a percentage of revenues, for the respective periods presented, to facilitate the discussion of the three months ended September 30, 2011 compared to the comparable period in 2010 and for the nine months ended September 30, 2011 compared to the comparable period in 2010.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Revenues, Net

	Three Months Ended September 30,		Increase (Decrease)
	2011	2010
	(in millions of dollars)
Revenues, net	$13,067	$11,018	$2,049 18.6%

Revenues for the three months ended September 30, 2011 increased $2,049 million as compared to the same period in 2010, approximately $1.4 billion of which was attributable to an increase in our net worldwide factory shipments from 410 thousand vehicles for the three months ended September 30, 2010 to 467 thousand vehicles for the three months ended September 30, 2011. The increase in our net worldwide factory shipments was primarily driven by consumer demand for our 16 all-new or significantly refreshed vehicles, which first became available for sale earlier this year. In addition, the increase in our shipments was driven by the overall improvement in the U.S. automotive market, which experienced a seven percent increase in industry vehicle sales from the third quarter of 2010 to the third quarter of 2011. Approximately $300 million of the revenue increase was attributable to more favorable pricing of our 2011 and 2012 model year vehicles as compared to the prior model year, and reduced reliance on incentives. In addition, approximately $100 million of the increase was due to a favorable shift in sales mix to more retail sales, which is consistent with our strategy to focus on continued growth in the U.S. retail market while maintaining stable U.S. fleet shipments.

Cost of Sales

	Three Months Ended September 30,				Increase (Decrease)
	2011	Percentage of Revenues	2010	Percentage of Revenues
	(in millions of dollars)
Cost of sales	$11,013	84.3%	$9,457	85.8%	$1,556 16.5%
Gross margin	$2,054	15.7%	$1,561	14.2%	$493 31.6%

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

Cost of sales for the three months ended September 30, 2011 increased $1,556 million as compared to the same period in 2010 primarily due to higher production volumes and an increase in vehicle shipments, which accounted for approximately $1.1 billion of the increase. Approximately $200 million of the increase was due to additional costs associated with enhanced features and content in our 2011 and 2012 model year vehicles. In addition, approximately $100 million of the increase was due to a higher mix of retail vehicle sales as noted

above. Typically, our retail customers purchase vehicles with more options, and accordingly, these vehicles have higher manufacturing costs, than those purchased by our fleet customers. For the three months ended September 30, 2011, price increases for certain raw materials, particularly steel, had an unfavorable impact on our cost of sales of approximately $200 million. Our exposure to the increase in steel prices was limited because we purchased approximately 40 percent of our steel pursuant to fixed-price contracts. In addition, we were able to offset these price increases by achieving certain cost savings, principally from commercial re-negotiations and technical efficiencies, such as modifying the material content of a part.

Selling, Administrative and Other Expenses

	Three Months Ended September 30,				Increase (Decrease)
	2011	Percentage of Revenues	2010	Percentage of Revenues
	(in millions of dollars)
Selling, administrative and other expenses	$1,077	8.2%	$934	8.5%	$143 15.3%

Selling, administrative and other expenses include personnel, advertising, warehousing and other costs. The increase in selling, administrative and other expenses during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was primarily due to an increase of approximately $100 million in advertising expenses period over period. The increase in advertising expenses is primarily due to our continuous efforts to rebuild consumer interest in our products through both brand and vehicle focused advertising campaigns, along with campaigns related to new vehicle launches. During the third quarter of 2010, our advertising campaigns were primarily brand focused as we geared up for the production launches of our 16 all-new or significantly refreshed vehicles in late 2010 and early 2011. During the third quarter of 2011, our advertising campaigns were primarily focused on the recent retail vehicle launches of the Fiat 500, Chrysler 200 and 300, and the Dodge Durango and Journey.

Research and Development Expenses, Net

	Three Months Ended September 30,				Increase (Decrease)
	2011	Percentage of Revenues	2010	Percentage of Revenues
	(in millions of dollars)
Research and development expenses, net	$445	3.4%	$377	3.4%	$68 18.0%

Research and development expenses consist of material costs and personnel related expenses associated with engineering, design and development. Our research and development spending has been focused on improving the quality of our vehicles and reducing the time-to-market of new vehicles. Our efforts include both short-term improvements related to existing vehicles, which include easily recognizable and extensive upgrades to vehicle interiors, and longer term product and powertrain programs. Our research and development expenses are net of $33 million of reimbursements recognized for costs related to shared engineering and development activities performed under the product and platform sharing agreement that is part of our industrial alliance with Fiat.

The increase in research and development expenses for the three months ended September 30, 2011 as compared to the same period in 2010 was primarily related to joint development programs with Fiat associated with the Compact U.S. Wide (“CUSW”) platform, mid-cycle actions related to our current vehicle portfolio, and other programs. To support these efforts, we have increased our average headcount for research and development by approximately 27 percent from the three months ended September 30, 2010 to the same period in 2011, while also increasing our temporary contract workers to meet specialized needs.

Interest Expense

	Three Months Ended September 30,		Increase (Decrease)
	2011	2010
	(in millions of dollars)
Interest expense	$282	$316	$(34) (10.8%)

Interest expense for the three months ended September 30, 2011 and 2010 included the following (in millions of dollars):

	Three Months Ended September 30,
	2011	2010
Financial interest expense:
VEBA Trust Note	$111	$107
2019 and 2021 Notes	65	-
Tranche B Term Loan	46	-
Canadian Health Care Trust Notes	24	-
Mexican development banks credit facility	10	5
U.S. Treasury first lien credit facilities	-	129
EDC credit facilities	-	27
Other	16	18
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	29	58
Payable-in-kind interest	-	17
Capitalized interest related to capital expenditures	(19)	(45)

Total	$282	$316

The decrease in interest expense for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was primarily due to interest savings achieved as a result of our debt refinancing transaction in May 2011. In that transaction, we repaid our outstanding obligations under the U.S. Treasury and EDC credit facilities and entered into a senior secured Tranche B term loan (“Tranche B Term Loan”) and issued senior secured notes due in 2019 (“2019 Notes”) and 2021 (“2021 Notes”), which we collectively refer to as “the Notes.” The interest savings are due to the Tranche B Term Loan and the Notes having lower effective interest rates than the U.S. Treasury and EDC credit facilities. This was partially offset by interest incurred on the Canadian Health Care Trust Notes issued on December 31, 2010. Refer to – Liquidity and Capital Resources, for additional information regarding our refinancing transaction.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Revenues, Net

	Nine Months Ended September 30,		Increase (Decrease)
	2011	2010
	(in millions of dollars)
Revenues, net	$39,852	$31,183	$8,669 27.8%

Revenues for the nine months ended September 30, 2011 increased $8,669 million as compared to the same period in 2010, approximately $6.0 billion of which was attributable to an increase in our net worldwide factory shipments from 1,184 thousand vehicles for the nine months ended September 30, 2010 to 1,433 thousand vehicles for the nine months ended September 30, 2011. The increase in our net worldwide factory shipments was primarily driven by consumer demand for our 16 all-new or significantly refreshed vehicles, which first became available for sale earlier this year. In addition, the increase in our shipments was driven by the overall improvement in the U.S. automotive market, which experienced an 11 percent increase in the industry vehicle sales from the first nine months of 2010 to the first nine months of 2011. Approximately $1.3 billion of the revenue increase was attributable to more favorable pricing of our 2011 and 2012 model year vehicles as compared to the prior model year, and reduced reliance on incentives. In addition, approximately $500 million of the increase was due to a favorable shift in sales mix to more retail sales, which is consistent with our strategy to focus on continued growth in the U.S. retail market while maintaining stable U.S. fleet shipments.

Cost of Sales

	Nine Months Ended September 30,				Increase (Decrease)
	2011	Percentage of Revenues	2010	Percentage of Revenues
	(in millions of dollars)
Cost of sales	$33,547	84.2%	$26,763	85.8%	$6,784 25.3%
Gross margin	$6,305	15.8%	$4,420	14.2%	$1,885 42.6%

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

Cost of sales for the nine months ended September 30, 2011 increased $6,784 million as compared to the same period in 2010 primarily due to higher production volumes and an increase in vehicle shipments, which accounted for approximately $4.7 billion of the increase. Approximately $800 million of the increase was due to additional costs associated with enhanced features and content in our 2011 and 2012 model year vehicles. In addition, approximately $200 million of the increase was due to favorable market mix primarily due to a shift in sales mix to more retail sales as noted above. Typically, our retail customers purchase vehicles with more options, and accordingly, these vehicles have higher manufacturing costs, than those purchased by our fleet customers. For the nine months ended September 30, 2011, price increases for certain raw materials, particularly steel, had an unfavorable impact on our cost of sales of approximately $400 million. Our exposure to the increase in steel prices was limited because we purchased approximately 65 percent and 40 percent of our steel pursuant to fixed-price contracts in the first half of 2011 and third quarter of 2011, respectively. In addition, we were able to offset these price increases by achieving certain cost savings, principally from commercial re-negotiations and technical efficiencies, such as modifying the material content of a part.

Selling, Administrative and Other Expenses

	Nine Months Ended September 30,				Increase (Decrease)
	2011	Percentage of Revenues	2010	Percentage of Revenues
	(in millions of dollars)
Selling, administrative and other expenses	$3,517	8.8%	$2,770	8.9%	$747 27.0%

Selling, administrative and other expenses include personnel, advertising, warehousing and other costs. The increase in selling, administrative and other expenses during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily due to an increase of approximately $700 million in advertising expenses period over period. The increase in advertising expenses was primarily driven by the retail launch of 11 new vehicles during the first half of 2011. Typically, we incur greater advertising costs in the initial months that new vehicles are available to customers in dealerships. Our key retail vehicle launches and significant advertising campaigns in 2011 primarily related to the Fiat 500, Chrysler 200 and 300, as well as the Dodge Durango and Journey.

Research and Development Expenses, Net

	Nine Months Ended September 30,				Increase (Decrease)
	2011	Percentage of Revenues	2010	Percentage of Revenues
	(in millions of dollars)
Research and development expenses, net	$1,191	3.0%	$1,050	3.4%	$141 13.4%

Research and development expenses consist of material costs and personnel related expenses associated with engineering, design and development. Our research and development spending has been focused on improving the quality of our vehicles and reducing the time-to-market of new vehicles. Our efforts include both short-term improvements related to existing vehicles, which include easily recognizable and extensive upgrades to vehicle interiors, and longer term product and powertrain programs. Our research and development expenses are net of $75 million of reimbursements recognized for costs related to shared engineering and development activities performed under the product and platform sharing agreement that is part of our industrial alliance with Fiat.

The increase in research and development expenses for the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily related to joint development programs with Fiat associated with the CUSW platform and various powertrain and other programs, as well as mid-cycle actions related to our current vehicle portfolio. To support these efforts, we have increased our average headcount for research and development by approximately 24 percent from the nine months ended September 30, 2010 to the same period in 2011, while also increasing our temporary contract workers to meet specialized needs.

Interest Expense

	Nine Months Ended September 30,		Increase (Decrease)
	2011	2010
	(in millions of dollars)
Interest expense	$958	$940	$18 1.9%

Interest expense for the nine months ended September 30, 2011 and 2010 includes the following (in millions of dollars):

	Nine Months Ended September 30,
	2011	2010
Financial interest expense:
VEBA Trust Note	$322	$312
2019 and 2021 Notes	92	-
Tranche B Term Loan	65	-
Canadian Health Care Trust Notes	68	-
Mexican development banks credit facility	31	5
U.S. Treasury first lien credit facilities	202	382
EDC credit facilities	44	78
Other	48	68
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	138	172
Payable-in-kind interest	27	51
Capitalized interest related to capital expenditures	(79)	(128)

Total	$958	$940

The increase in interest expense for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily due to interest incurred on the Canadian Health Care Trust Notes issued on December 31, 2010 and the Mexican development banks credit facility entered into in July 2010. The increase was partially offset by interest savings achieved as a result of our debt refinancing transaction in May 2011. In that transaction, we repaid our outstanding obligations under the U.S. Treasury and EDC credit facilities and entered into the Tranche B Term Loan and issued the Notes. The interest savings are due to the Tranche B Term Loan and the Notes having lower effective interest rates than the U.S. Treasury and EDC credit facilities. Refer to – Liquidity and Capital Resources, for additional information regarding our refinancing transaction.

Loss on Extinguishment of Debt

	Nine Months Ended September 30,		Increase (Decrease)
	2011	2010
	(in millions of dollars)
Loss on extinguishment of debt	$551	$-	$551 100.0%

In connection with the repayment of our outstanding obligations under the U.S. Treasury and EDC credit facilities in May 2011, we recognized a $551 million loss on extinguishment of debt, which consisted of the write off of $136 million of unamortized discounts and $34 million of unamortized debt issuance costs associated with the U.S. Treasury first lien credit facilities and $367 million of unamortized discounts and $14 million of unamortized debt issuance costs associated with the EDC credit facilities. Refer to Note 8, Financial Liabilities, of our accompanying condensed consolidated financial statements and – Liquidity and Capital Resources, for additional information regarding our refinancing transaction and this charge.

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

Refer to – Contractual Obligations, for additional information regarding short-term and long-term payments due under our significant contractual obligations and commitments as of September 30, 2011.

Liquidity needs are met primarily through cash generated from operations, including the sale of vehicles and service parts to dealers, distributors and other customers worldwide. We also have access to an undrawn revolving credit facility as detailed under the caption – Total Available Liquidity below. In addition, long-term liquidity needs may involve some level of debt refinancing as outstanding debt becomes due or we are required to make amortization or other principal payments. Although we believe that our current level of total available liquidity is sufficient to meet our short-term and long-term liquidity requirements, we regularly evaluate opportunities to improve our liquidity position, reduce our net industrial debt over time in order to enhance our financial flexibility and to achieve and maintain a liquidity and capital position consistent with that of our principal competitors.

On May 24, 2011, we completed a refinancing transaction whereby we entered into a $4.3 billion senior secured credit agreement which includes a $3.0 billion Tranche B Term Loan and a $1.3 billion undrawn revolving credit facility (“Revolving Facility”), collectively referred to as the “Senior Credit Facilities”. In addition, we issued $3.2 billion of senior secured notes. The net proceeds received from the refinancing transaction, along with the proceeds received from Fiat’s concurrent exercise of its incremental equity call option and cash generated from our operations, were used to repay all amounts outstanding under the U.S. Treasury and EDC credit facilities.

Refer to – Repayment of U.S. Treasury and EDC Credit Facilities and – Credit Facilities and Senior Secured Notes, for additional information regarding our refinancing transaction.

The Department of Energy (“DOE”) is operating a program through which it may provide up to $25.0 billion in low cost loans to eligible applicants for the costs of re-equipping, expanding and establishing manufacturing facilities in the U.S. to produce advanced technology vehicles and components for these vehicles. We have pending with the DOE a consolidated application for a loan under Section 136 of the Energy Independence and Security Act of 2007 (“Section 136 Loans”) and are currently seeking $3.5 billion in loans to support certain of our advanced technology vehicle and component programs. There can be no assurance that we will qualify for any remaining Section 136 Loans, receive the amount we are currently requesting or be able to successfully negotiate terms acceptable to us, the DOE and our other lenders.

Any actual or perceived limitations of our liquidity may affect the ability or willingness of counterparties, including dealers, suppliers and financial service providers, to do business with us. Such limitations may also require us to restrict additional amounts of cash to provide collateral security for our obligations. Our liquidity levels are subject to a number of risks and uncertainties, including those described above in Forward-Looking Statements and in Item 1A. Risk Factors of our Form 10.

Total Available Liquidity

At September 30, 2011, our total available liquidity was $10,754 million, including funds available to be borrowed under the Revolving Facility of $1,300 million. We may access these funds subject to the conditions of the Senior Credit Facilities and may use the proceeds for general corporate and/or working capital purposes. The terms of the Senior Credit Facilities require us to maintain a minimum liquidity of $3.0 billion inclusive of any amounts undrawn on the Revolving Facility. Total available liquidity includes cash and cash equivalents, which are subject to intra-month, foreign exchange and seasonal fluctuations. Restricted cash is not included in our presentation of total available liquidity. The following summarizes our total available liquidity:

	September 30, 2011	December 31, 2010
	(in millions of dollars)
Cash and cash equivalents (1)	$9,454	$7,347
Revolving Facility availability (2)	1,300	-
U.S. Treasury first lien credit facilities availability (3)	-	1,716
EDC credit facilities availability	-	554

Total Available Liquidity	$10,754	$9,617

(1)	The foreign subsidiaries for which we have elected to permanently reinvest earnings outside of the U.S. held $0.6 billion and $1.4 billion of cash and cash equivalents as of September 30, 2011 and December 31, 2010, respectively. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these subsidiaries, as the earnings are permanently reinvested. However, in the future if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these subsidiaries, we may be required either to pay taxes, even though we are not currently a taxable entity for U.S. federal income tax purposes, or make distributions to our members to pay taxes associated with the repatriation or the sale or liquidation of these subsidiaries. We may also be required to accrue and pay withholding taxes, depending on the foreign jurisdiction from which the funds are repatriated.

(2)	Prior to the final maturity date of the Senior Credit Facilities, we have the option to increase the amount of these facilities in an aggregate principal amount not to exceed $1.2 billion, either through an additional term loan, an increase in the Revolving Facility or a combination of both.

(3)	Excluded $350 million as of December 31, 2010, which was to be drawn only to fund payments to the U.S. Dealer Automotive Receivables Transitions LLC (“USDART”). For a discussion of USDART, refer to Note 10, Commitments, Contingencies and Concentrations, of our accompanying condensed consolidated financial statements.

The increase of $1,137 million in total available liquidity from December 31, 2010 to September 30, 2011, reflects a $2,107 million increase in cash and cash equivalents resulting from net cash provided from operating activities of $3,537 million, partially offset by net cash used in investing activities of $874 million and net cash used in financing activities of $556 million, which includes proceeds from Fiat’s exercise of its incremental equity call option of $1,268 million. The increase in cash and cash equivalents was also partially offset by a reduction in the amounts available for borrowing under our credit facilities due to the termination of all existing commitments under the U.S. Treasury and EDC credit facilities. Refer to – Cash Flows below, for additional information regarding our changes in cash and cash equivalents.

Repayment of U.S. Treasury and EDC Credit Facilities

On May 24, 2011, we repaid all amounts outstanding under the U.S. Treasury first lien credit agreement and EDC loan and security agreement and terminated all lending commitments thereunder. Payments were made as follows (in millions of dollars):

	Principal		Accrued Interest	Total Payment
U.S. Treasury first lien credit facilities:
Tranche B	$2,080	(1)	$22	$2,102
Tranche C	3,675	(2)	65	3,740
Zero Coupon Note	100		-	100

Total U.S Treasury first lien credit facilities	5,855		87	5,942
EDC credit facilities:
Tranche X	1,319		14	1,333
Tranche X-2	404		4	408

Total EDC credit facilities	1,723		18	1,741

Total U.S Treasury and EDC credit facilities	$7,578		$105	$7,683

(1)	Includes $80 million of Payable-In-Kind (“PIK”) interest previously capitalized. The payment of PIK interest is included as a component of Net Cash Provided by Operating Activities in our accompanying Condensed Consolidated Statements of Cash Flows.

(2)	Includes $315 million of PIK interest previously capitalized. The payment of PIK interest is included as a component of Net Cash Provided by Operating Activities in our accompanying Condensed Consolidated Statements of Cash Flows. In addition, as a result of the termination of the Ally Master Transaction Agreement (“Ally MTA”) and in accordance with the U.S. Treasury first lien credit agreement, amounts outstanding under that agreement were reduced by $4 million, the amount of qualifying losses incurred by Ally Financial Inc. (“Ally”) through April 2011. Refer to Note 10, Commitments, Contingencies and Concentrations, of our accompanying condensed consolidated financial statements for additional information related to the Ally MTA.

Credit Facilities and Senior Secured Notes

On May 24, 2011, we and certain of our U.S. subsidiaries as guarantors entered into the following arrangements:

•

Senior Credit Facilities – a $3.0 billion Tranche B Term Loan maturing on May 24, 2017, which was fully drawn as of September 30, 2011 and a $1.3 billion Revolving Facility which matures on May 24, 2016 and remains undrawn;

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

The outstanding principal amount of the Tranche B Term Loan is payable in equal quarterly installments of $7.5 million, with the remaining balance due at maturity. No scheduled payments are required on amounts drawn on the Revolving Facility until the maturity date of the facility.

All amounts outstanding under the Tranche B Term Loan and Revolving Facility bear interest at our option of either a base rate plus 3.75 percent per annum or at LIBOR plus 4.75 percent per annum. For the Tranche B Term Loan, a base rate floor of 2.25 percent per annum and a LIBOR floor of 1.25 percent per annum applies. Commencing in July 2011, interest is reset and payable every three months.

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

The senior secured credit agreement contains a number of events of default related to, (i) failure to make payments when due; (ii) failure to comply with covenants; (iii) breaches of representations and warranties; (iv) certain changes of control; (v) cross-default with certain other debt and hedging agreements and (vi) the failure to pay certain material judgments. As of September 30, 2011, we were in compliance with all covenants under the senior secured credit agreement.

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

The indenture includes affirmative covenants, including the reporting of financial results and other developments. The indenture also contains negative covenants related to our ability and, in certain instances, the ability of certain of our subsidiaries to, (i) pay dividends or make distributions on the Company’s capital stock or repurchase the Company’s capital stock; (ii) make restricted payments; (iii) create certain liens to secure indebtedness; (iv) enter into sale and leaseback transactions; (v) engage in transactions with affiliates; (vi) merge or consolidate with certain companies and (vii) transfer and sell assets. As of September 30, 2011, we were in compliance with all covenants under the indenture.

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

VEBA Trust Note. On June 10, 2009, and in accordance with the terms of a settlement agreement between us and the United Automobile, Aerospace and Agriculture Implement Workers of America (“UAW”), (“the VEBA Settlement Agreement”), we issued a senior unsecured note (“VEBA Trust Note”) with a face value of $4,587 million to the VEBA Trust. Refer to our Form 10 for additional information related to the VEBA Settlement Agreement and VEBA Trust Note.

Scheduled VEBA Trust Note payments through 2012 do not fully satisfy the interest accrued at the implied rate of 9.0 percent. In accordance with the agreement, the difference between a scheduled payment and the accrued interest through June 30 of the payment year will be capitalized as additional debt on an annual basis. In July 2011 and July 2010, we made scheduled interest payments of $300 million and $315 million, respectively, on the VEBA Trust Note and accrued interest of $126 million and $123 million, respectively, was capitalized as additional debt.

Mexico Development Banks Credit Facility. In July 2010, Chrysler de Mexico, S.A. de C.V., our principal operating subsidiary in Mexico, entered into a financing arrangement with certain Mexican development banks which provides for a 15 year amortizing term loan facility equal to the Mexican peso equivalent of $400 million. The facility was fully drawn during July 2010 and was funded in Mexican pesos. Refer to our Form 10 for additional information related to the Mexican development banks credit facility.

Gold Key Lease. Chrysler Canada, Inc. maintains our Gold Key Lease vehicle lease portfolio. The related vehicles are leased to Canadian consumers and are financed by asset-backed securitization facilities, as well as a $4.8 billion ($5.0 billion Canadian Dollars) secured revolving credit facility. The asset-backed obligations are primarily satisfied out of the collections from the underlying securitized assets. In April 2011, the remaining amounts outstanding on the secured revolving credit facility were repaid in full. We are currently winding down the Gold Key Lease financing program, therefore, we anticipate no additional funding will be required. No vehicles were added to the financing portfolio during the nine months ended September 30, 2011.

Restricted Cash

At September 30, 2011, we had restricted cash, which includes cash equivalents, of $386 million, including $263 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by Daimler AG (“Daimler”), $31 million as collateral for foreign exchange and commodity hedge contracts and $92 million for standby letters of credit and other contractual agreements. In January 2011, $167 million of collateral associated with the Gold Key Lease portfolio was released and was used to repay an equivalent amount outstanding on the Gold Key Lease credit facility.

Working Capital Cycle

Our business and results of operations depend upon our ability to achieve certain minimum vehicle sales volumes. As is typical for an automotive manufacturer, we have significant fixed costs, and therefore, changes in our vehicle sales volume can have a significant effect on profitability and liquidity. We generally receive payment on sales of vehicles in North America within a few days of shipment from our assembly plants, whereas there is a lag between the time we receive parts and materials from our suppliers and the time we are required to pay for them. Therefore, during periods of increasing vehicle sales, there would likely be a corresponding positive impact on our cash flow and liquidity. On the other hand, during periods in which vehicle sales decline, there would likely be a corresponding negative impact on our cash flow and liquidity. In addition, the timing of our vehicle sales under our Guaranteed Depreciation Program can cause seasonal fluctuations in our working capital. Typically, the number of vehicles sold under the program peak during the second quarter and then taper off during the third quarter.

Cash Flows

Operating Activities. For the nine months ended September 30, 2011, our net cash provided by operating activities was $3,537 million and was primarily the result of:

(i)	a net loss of $42 million, adjusted to add back the $551 million loss on extinguishment of debt associated with the repayment of our U.S. Treasury and EDC credit facilities and $2,327 million for depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts);

(ii)	a $1,300 million increase in trade liabilities, primarily due to increased production, which was consistent with the increase in our worldwide factory shipments;

(iii)	a $793 million increase in our deferred revenue, primarily due to an increase in the number of vehicles in service under our Guaranteed Depreciation Program. Typically, the number of vehicles in service under the program is highest during the second quarter. This increase is mostly offset by an increase in the related vehicles classified as equipment on operating leases;

(iv)	$374 million in collections from Daimler related to the tax indemnity recoverable; and

(v)	a $214 million increase in payables to Fiat due to increased purchases of parts, services and vehicles during 2011 as compared to the end of 2010.

These increases in our net cash provided by operating activities were partially offset by:

(i)	a $785 million increase in inventory, primarily due to increased finished vehicle and work in process levels at September 30, 2011 versus December 31, 2010. These increases were primarily driven by the overall increase in production levels and international vehicle shipments due to greater consumer demand for our vehicles and the vehicles we manufacture for Fiat and our annual shutdown in December. In addition, our work in process levels increased slightly in September 2011 due to temporary parts shortages;

(ii)	a $528 million increase in receivables from Fiat due to increased sales of vehicles, service parts and services to Fiat during 2011 as compared to the end of 2010, primarily due to the integration of our European distribution and dealer network organization into Fiat’s distribution organization and Fiat becoming the general distributor of our vehicles and service parts in Europe in 2011;

(iii)	$509 million of pension and OPEB contributions, partially offset by the collection of a $200 million pension receivable from Daimler; and

(iv)	the repayment of $395 million of payable-in-kind interest on the U.S. Treasury credit facilities.

For the nine months ended September 30, 2010, our net cash provided by operating activities was $4,227 million and was primarily the result of:

(i)	a net loss of $453 million, adjusted to add back $2,506 million for depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts);

(ii)	a $1,753 million increase in trade liabilities, primarily due to increased production, which was consistent with the increase in our worldwide factory shipments;

(iii)	a $502 million increase in our deferred revenue, primarily due to an increase in the number of vehicles in service under our Guaranteed Depreciation Program. Typically, the number of vehicles in service under the program is highest during the second quarter. This increase is mostly offset by an increase in the related vehicles classified as equipment on operating leases; and

(iv)	$377 million in collections from Daimler related to the tax indemnity recoverable.

These increases in our net cash provided by operating activities were partially offset by:

(i)	$597 million of pension and OPEB contributions, partially offset by the collection of a $200 million pension receivable from Daimler; and

(ii)	a $529 million increase in inventory, primarily due to increased finished vehicle and work in process levels to support multiple product launches in the fourth quarter of 2010.

Investing Activities. For the nine months ended September 30, 2011, our net cash used in investing activities was $874 million and was primarily the result of:

(i)	$1,908 million of capital expenditures to support our existing and future products.

These cash outflows were partially offset by:

(i)	$605 million of proceeds from disposals of equipment on operating leases, primarily related to our Gold Key Lease vehicle portfolio;

(ii)	a $297 million decrease in restricted cash. The decrease in restricted cash was primarily the result of reduced collateral requirements for foreign exchange and commodity hedge contracts, in addition to positive mark to market adjustments and the release of $167 million of collateral associated with the Gold Key Lease financing portfolio, which was used to pay down an equivalent amount outstanding on our Gold Key Lease credit facility; and

(iii)	$96 million of proceeds from USDART, which represented the remaining balance of a previous advance to USDART that was transferred to us in May 2011, in connection with the termination of the Ally MTA. Refer to Note 10, Commitments, Contingencies and Concentrations, of our accompanying condensed consolidated financial statements for additional information related to USDART and the Ally MTA.

For the nine months ended September 30, 2010, our net cash used in investing activities was $652 million and was primarily the result of:

(i)	$1,680 million of capital expenditures to support our existing and future products.

These cash outflows were partially offset by:

(i)	$913 million of proceeds from disposals of equipment on operating leases, primarily related to our Gold Key Lease vehicle portfolio.

Financing Activities. For the nine months ended September 30, 2011, our net cash used in financing activities was $556 million and was primarily the result of:

(i)	$562 million of repayments of our Gold Key Lease financing obligations, which included the full repayment of the amounts outstanding on the Gold Key Lease secured revolving credit facility in April 2011 (Gold Key Lease program proceeds used to fund these payments are included in operating and investing activities);

(ii)	$101 million of other debt repayments, including $26 million related to the Canadian Health Care Trust Notes; and

(iii)	$62 million of debt issuance costs associated with our May 2011 refinancing transaction.

These cash outflows were partially offset by the net proceeds received from our refinancing transaction in May 2011, which consisted of:

(i)	$3,160 million of net proceeds from the Senior Secured Notes;

(ii)	$2,933 million of net proceeds from the Tranche B Term Loan;

(iii)	$1,268 million of proceeds received from Fiat’s exercise of its incremental equity call option;

(iv)	$5,460 million of principal repayments (excluding PIK interest) of our U.S. Treasury first lien credit facilities; and

(v)	$1,723 million of principal repayments of our EDC credit facilities.

For the nine months ended September 30, 2010, our net cash used in financing activities was $1,177 million and was primarily the result of:

(i)	$1,367 million of net repayments of our Gold Key Lease financing obligations, which included additional borrowings of $266 million under an asset-backed securitization facility in May 2010, in which we utilized available operating lease assets under the Gold Key Lease vehicle portfolio to borrow the additional funds. These funds were used to repay a portion of the amounts outstanding on the Gold Key Lease secured revolving credit facility; and

(ii)	a $123 million repayment of the Chrysler Receivables SPV, LLC loan.

These repayments were partially offset by:

(i)	$400 million of loan proceeds received in July 2010 as a result of a financing arrangement with certain Mexican development banks.

Net Industrial Debt and Free Cash Flow

Our Net Industrial Debt decreased by $2,905 million from $5,773 million at December 31, 2010 to $2,868 million at September 30, 2011, primarily due to a $2,107 million increase in cash and cash equivalents and a $798 million decrease in Gross Industrial Debt largely attributable to our refinancing transaction on May 24, 2011. In connection with the refinancing transaction, we repaid all amounts outstanding under the U.S. Treasury and EDC credit facilities which had carrying values of $5,696 million and $1,287 million, respectively, as of December 31, 2010 and entered into new financing arrangements which consisted of Senior Secured Notes and a Tranche B Term Loan with carrying values of $3,161 million and $2,929 million, respectively, as of September 30, 2011.

Free Cash Flow for the nine months ended September 30, 2011 and 2010 totaled $2,001 million and $2,171 million, respectively. The decrease in Free Cash Flow from 2010 to 2011 was primarily due to: (i) a $690 million reduction in our cash generated from operations; (ii) a $228 million increase in our capital expenditures and (iii) a $308 million reduction in proceeds from disposals of equipment on operating leases, primarily related to our Gold Key Lease vehicle portfolio. These reductions were partially offset by: (i) an $805 million reduction in our net repayments on our Gold Key Lease financing obligations, as we are currently winding down that financing program and (ii) a $297 million reduction in restricted cash.

For further discussion of Gross and Net Industrial Debt and Free Cash Flow refer to – Non-GAAP Financial Measures below.

Tax Indemnity Recoverable

During the nine months ended September 30, 2011, we received $374 million in reimbursements from Daimler related to a tax settlement agreement associated with the Canadian transfer pricing matter.

For further discussion of the tax indemnity recoverable, refer to Note 9, Income Taxes, of our accompanying condensed consolidated financial statements.

Defined Benefit Pension Plan and OPEB Contributions

In connection with our transaction with Old Carco LLC (“Old Carco”) in June 2009, we acquired a $600 million receivable from Daimler to fund contributions to our U.S. pension plans. This receivable was payable to us in three equal annual installments, of which the third and final $200 million installment was received by us in June 2011.

During the nine months ended September 30, 2011, employer contributions to our funded pension plans amounted to $330 million, which was funded in part with the $200 million payment from Daimler. Employer contributions to our funded pension plans are expected to be $21 million for the remainder of 2011, all of which are anticipated to be made in cash to satisfy minimum funding requirements for our plans in Canada. During the nine months ended September 30, 2011, employer contributions to our unfunded pension and OPEB plans amounted to $9 million and $170 million, respectively. Employer contributions to our unfunded pension and OPEB plans are expected to be $3 million and $48 million, respectively, for the remainder of 2011, which represents the expected benefit payments to participants.

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

Modified Operating Profit (Loss)

We measure Modified Operating Profit (Loss) to assess the performance of our core operations, establish operational goals and forecasts that are used to allocate resources and evaluate our performance period over period. Modified Operating Profit (Loss) is computed starting with net income (loss), and then adjusting the amount to (i) add back income tax expense and exclude income tax benefits, (ii) add back net interest expense (excluding interest expense related to financing activities associated with a vehicle lease portfolio we refer to as Gold Key Lease), (iii) add back all pension, OPEB and other employee benefit costs other than service costs, (iv) add back restructuring expense and exclude restructuring income, (v) add back other financial expense,

(vi) add back losses and exclude gains due to cumulative change in accounting principles and (vii) add back certain other costs, charges and expenses, which include the charges factored into the calculation of Adjusted Net Income (Loss). In accordance with the terms of the UAW’s new four-year national collective bargaining agreement ratified in October 2011, our UAW represented employees’ annual profit sharing payments will be calculated based on our reported Modified Operating Profit. In addition, we also use performance targets based on Modified Operating Profit as a factor in our incentive compensation calculations for our non-represented employees.

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

The reconciliation of net income (loss) to Adjusted Net Income (Loss), Modified Operating Profit and Modified EBITDA is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions of dollars)
Net income (loss)	$212	$(84)	$(42)	$(453)
Plus:
Loss on extinguishment of debt	-	-	551	-

Adjusted Net Income (Loss)	212	(84)	509	(453)

Plus:
Income tax expense	47	39	148	107
Net interest expense	273	308	927	899
Pension, OPEB and other employee benefit costs other than service costs	(44)	(11)	(132)	(38)
Restructuring (income) expenses, net	-	(13)	13	47
Other financial (income) expense, net	(5)	-	2	3

Modified Operating Profit	483	239	1,467	565

Plus:
Depreciation and amortization expense	660	799	2,170	2,312
Less:
Depreciation and amortization expense for vehicles held for lease	(24)	(101)	(54)	(298)

Modified EBITDA	$1,119	$937	$3,583	$2,579

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

The following is a reconciliation of financial liabilities to Gross and Net Industrial Debt:

	September 30, 2011	December 31, 2010
	(in millions of dollars)
Financial liabilities (1)	$12,384	$13,731
Less: Gold Key Lease obligations
Short-term asset-backed notes payable	62	130
Long-term asset-backed notes payable	-	43
Gold Key Lease credit facility	-	438

Gross Industrial Debt	$12,322	$13,120
Less: Cash and cash equivalents	9,454	7,347

Net Industrial Debt	$2,868	$5,773

(1)	Refer to Note 8, Financial Liabilities, of our accompanying condensed consolidated financial statements for additional information regarding our financial liabilities.

Free Cash Flow

Free Cash Flow is defined as cash flows from operating and investing activities, excluding any debt related investing activities, adjusted for financing activities related to Gold Key Lease financing. Free Cash Flow is presented because we believe that it is used by analysts and other parties in evaluating the Company. However, Free Cash Flow does not necessarily represent cash available for discretionary activities, as certain debt obligations and capital lease payments must be funded out of Free Cash Flow. We also use performance targets based on Free Cash Flow as a factor in our incentive compensation calculations for our non-represented employees. Free Cash Flow should not be considered as an alternative to, or substitute for, net change in cash and cash equivalents. We believe it is important to view Free Cash Flow as a complement to our entire condensed consolidated statements of cash flows.

The following is a reconciliation of net cash provided by (used in) operating and investing activities to Free Cash Flow:

	Nine Months Ended September 30,
	2011	2010
	(in millions of dollars)
Net cash provided by operating activities	$3,537	$4,227
Net cash used in investing activities	(874)	(652)
Investing activities excluded from Free Cash Flow:
Proceeds from USDART	(96)	-
Change in loans and note receivables	(4)	(37)
Financing activities included in Free Cash Flow:
Proceeds from Gold Key Lease financing	-	266
Repayments of Gold Key Lease financing	(562)	(1,633)

Free Cash Flow	$2,001	$2,171

Off-Balance Sheet Arrangements and Guarantees Provided to Third Parties

We have entered into various off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations or liquidity. These include variable interest entities and guarantees. As of September 30, 2011, we had guaranteed obligations of others with maximum unrecorded exposures of $9 million, primarily related to guarantees for dealership loans and floor plan financing. For a discussion of our guarantees refer to Note 10, Commitments, Contingencies and Concentrations, of our accompanying condensed consolidated financial statements.

Contractual Obligations

The following summarizes our payments due under our significant contractual obligations and commitments as of September 30, 2011:

	Payments Due by Period				Total
	Remainder of 2011	2012-2013	2014-2015	2016 and thereafter
	(in millions of dollars)
Asset-backed notes payable – Gold Key Lease	$14	$48	$-	$-	$62
Long term financial liabilities (1)	36	583	881	11,325	12,825
Capital lease obligations	14	65	72	176	327
Interest on long term financial liabilities and capital lease obligations (2)	213	2,005	1,983	3,954	8,155
Operating lease commitments	39	219	137	197	592
Unconditional purchase obligations	151	875	240	12	1,278
Pension contribution requirements (3)	21	-	-	-	21

Total	$488	$3,795	$3,313	$15,664	$23,260

(1)	The amounts above are net of fair value adjustments, discounts, premiums and loan origination fees totaling $830 million. For additional information refer to Note 8, Financial Liabilities, of our accompanying condensed consolidated financial statements.

(2)	Amounts include interest payments based on contractual terms and current interest rates on our debt and capital lease obligations. Interest payments based on variable rates included above were determined using the current interest rate in effect at September 30, 2011.

(3)	Pension contribution requirements are based on an estimate of our minimum funding requirements pursuant to the Employee Retirement Income Security Act regulations. We expect required contributions to be approximately $21 million for the remainder of 2011. We may elect to make contributions in excess of the minimum funding requirements in response to investment performance and changes in interest rates, to achieve funding levels required by our defined benefit plan arrangements, or when we believe that it is financially advantageous to do so and based on our other capital requirements. Our minimum funding requirements after 2011 will depend on several factors, including investment performance and interest rates. Therefore, the above excludes payments beyond 2011, since we cannot predict with reasonable reliability the timing and amounts of future minimum funding requirements. Excluded from the above are expected payments of $3 million and $48 million due in the remainder of 2011 with respect to our unfunded pension and OPEB plans, respectively, which represent the expected benefit payments to participants as costs are incurred.

The above excludes unrecognized tax benefits on uncertain tax positions and related accrued interest of $158 million and $22 million, respectively, at September 30, 2011, since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities. Refer to Note 9, Income Taxes, of our accompanying condensed consolidated financial statements for additional information.

The above also excludes payments for product warranty costs. We issue various types of contractual product warranties under which we generally guarantee the performance of products delivered for a certain period or term. We also periodically initiate voluntary service and recall actions to address various customer satisfaction, safety and emissions issues related to vehicles we sell. The estimated future costs of these actions are principally based on assumptions regarding the lifetime warranty costs of each vehicle line and each model year of that vehicle line, as well as historical claims experience for our vehicles. Estimates of the future costs of these actions are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the number of vehicles affected by a service or recall action and the nature of the corrective action. It is reasonably possible that the ultimate cost of these service and recall actions may require us to make expenditures in excess of established reserves over an extended period of time and in a range of amounts that cannot be reasonably estimated. As of September 30, 2011, our product warranty reserves were $3,262 million.

For additional information regarding long term financial liabilities and employee retirement and other benefits, see Note 8, Financial Liabilities, and Note 13, Employee Retirement and Other Benefits, respectively, of our accompanying condensed consolidated financial statements.

Ally Repurchase Obligation

In accordance with the terms of the Ally Auto Finance Operating Agreement (“Ally Agreement”), we are required to repurchase Ally-financed dealer inventory, upon certain triggering events and with certain exceptions, in the event of an actual or constructive termination of a dealer’s franchise agreement (including in certain circumstances when Ally forecloses on all assets of a dealer securing financing provided by Ally). These obligations exclude vehicles that have been damaged or altered, that are missing equipment or that have excessive mileage or an original invoice date that is more than one year prior to the repurchase date.

As of September 30, 2011, the maximum potential amount of future payments required to be made to Ally under this guarantee was approximately $6.8 billion and was based on the aggregate repurchase value of eligible vehicles financed by Ally in our U.S. and Canadian dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent the vehicles are able to be resold to another dealer. The fair value of the guarantee was less than $0.1 million at September 30, 2011, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimate reflects our actual experience. The Ally Agreement is effective through April 30, 2013, with automatic one-year renewals unless either party elects not to renew.

Refer to Note 10, Commitments, Contingencies and Concentrations, of our accompanying condensed consolidated financial statements for additional information on guarantees we have provided.

Employees

The following summarizes the number of our hourly and salaried employees at the respective period ends:

Employees	September 30, 2011	December 31, 2010
Hourly	39,214	37,917
Salaried	15,604	13,706

Total	54,818	51,623

In the U.S. and Canada combined, most of our hourly employees and approximately one-quarter of our salaried employees were represented by unions under collective bargaining agreements, which represented 64 percent of our total workforce as of September 30, 2011. The UAW and the National Automobile, Aerospace, Transportation and General Workers Union of Canada (“CAW”), represent substantially all of these represented employees in the U.S. and Canada, respectively.

Our collective bargaining agreement with the CAW expires in September 2012. On October 26, 2011, the UAW ratified a new four-year national collective bargaining agreement. The new agreement expires in September 2015. Refer to Note 17, Subsequent Events, of our accompanying condensed consolidated financial statements for additional information regarding our collective bargaining agreement with the UAW.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance on annual goodwill impairment testing. The amendment allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on its qualitative assessment, an entity concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We have elected to early adopt the updated guidance as of October 1, 2011.

In June 2011, the FASB issued updated guidance that amends the presentation standard for reporting comprehensive income. The amendment requires an entity to present total comprehensive income, the components of net income and the components of other comprehensive income, in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which option an entity chooses to present comprehensive income, an entity is required to present on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income. For public entities, this guidance is effective for fiscal periods beginning after December 15, 2011 and is to be applied retrospectively. We will comply with this guidance beginning on January 1, 2012.

In May 2011, the FASB issued updated guidance to achieve common fair value measurement and disclosure requirements between International Financial Reporting Standards and U.S. GAAP. The amendments clarify the Board’s intent about the application of existing requirements and provides for changes in measuring the fair value of financial instruments that are managed within a portfolio and the application of premiums or discounts. This guidance will require us to, among other things, expand existing disclosures for recurring Level 3 fair value measurements and for those assets and liabilities not measured at fair value on the balance sheet, but for which fair value is disclosed. This guidance is effective for fiscal periods beginning after December 15, 2011 and is to be applied prospectively. We will comply with this guidance beginning on January 1, 2012.

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

Critical Accounting Estimates

The condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. For a discussion of our critical accounting estimates, see Item 2. Financial Information – Critical Accounting Estimates included in our Form 10. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk as a result of sales of vehicles and parts, purchases of components used in our manufacturing operations, debt and dividend payments from foreign subsidiaries denominated in currencies other than the U.S. dollar. Foreign currency exchange rate risk is the risk that fluctuations in specific currencies against the U.S. dollar will negatively impact our results of operations. To the extent possible, we net sales and purchases in specific currencies against each other and review this net cash flow position for hedging purposes. We are most vulnerable to fluctuations in the Canadian dollar, Mexican peso, Australian dollar and Japanese yen against the U.S. dollar. To manage these exposures, we enter into derivative contracts (primarily currency forward and swap contracts) to hedge a portion of our exposures. We began hedging our foreign currency exchange rate risk in late December 2009. The derivative contracts used to hedge foreign exchange rate risk had a remaining maturity of up to 15 months at September 30, 2011.

The net fair value of foreign currency derivatives at September 30, 2011 was an asset of $146 million. The potential decrease in the fair value of our foreign currency derivatives at September 30, 2011 due to an unfavorable 10 percent parallel shift in all foreign currency exchange rates versus the U.S. dollar would be $224 million.

Commodity Price Risk

We are exposed to changes in the prices of commodities used in the manufacture of vehicles, such as non-ferrous metals (such as aluminum, lead and copper), precious metals (such as platinum and palladium) and energy (such as natural gas). Commodity price risk is the adverse impact that changes in commodity prices would have on our financial results. To manage this risk, we enter into commodity derivative contracts for a portion of our exposures. We began hedging our commodity exposures in late December 2009. The derivative contracts used to hedge commodity price risk had a remaining maturity of up to 18 months at September 30, 2011.

The net fair value of commodity derivatives at September 30, 2011 was a liability of $122 million. The potential decrease in the fair value of our commodity derivatives at September 30, 2011 due to a 10 percent decrease in commodity prices would be $79 million. This amount does not include the offsetting impact of the lower prices we would pay for the underlying commodities.

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

We had fixed-rate debt of $9.0 billion at September 30, 2011, compared with $5.7 billion at December 31, 2010. The potential increase in the fair value of our fixed-rate interest-bearing financial instruments as a result of a 10 percent decrease in market interest rates would be approximately $0.5 billion at September 30, 2011.

We also had floating-rate investments and floating-rate debt of $9.8 billion and $3.4 billion, respectively, at September 30, 2011. The majority of our floating rate debt is exposed to changes in LIBOR, with a 1.25 percent interest rate floor. Given the relationship of floating-rate investments to floating-rate debt as of September 30, 2011 and the current low interest rate environment, a decrease in interest rates would not have a material impact on our consolidated financial position.

Item 4. Controls and Procedures

We have evaluated, under the supervision and with the participation of the Company’s management, including our Chairman and Chief Executive Officer, President and Chief Operating Officer (“CEO”) and our Senior Vice President and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2011. Our management, including our CEO and CFO, have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is communicated to our CEO and CFO to allow timely decisions regarding required disclosures.

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

Dealer Arbitration

We previously disclosed that 400 dealers had initiated arbitration proceedings against us related to the termination of their dealership franchise agreements by Old Carco in connection with the 363 Transaction. Refer to our Form 10 for additional information related to the 363 Transaction. Nearly all of these matters are resolved, and we believe that the 13 pending post-arbitration matters in federal and state court constitute ordinary and routine litigation incidental to our business.

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

Dated: November 11, 2011		Chrysler Group LLC
Registrant

	By:	/s/ Richard K. Palmer
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