Form 10-K
period 2011-12-31
Chrysler Group LLC
filed 2012-03-06
CIK 1513153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-1513153

CHRYSLER GROUP LLC

(Exact name of Registrant as Specified in its Charter)

DELAWARE	27-0187394
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1000 Chrysler Drive Auburn Hills, Michigan	48326
(Address of Principal Executive Offices)	(Zip Code)

(248) 512-2950

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Class B Membership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

There is no public market for our equity securities. As of March 6, 2012, there were 1,061,225 Class A Membership Interests and 200,000 Class B Membership Interests issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

2011 ANNUAL REPORT ON FORM 10-K

Unless otherwise specified, the terms “we,” “us,” “our,” “Chrysler Group” and the “Company” refer to Chrysler Group LLC and its consolidated subsidiaries, or any one or more of them, as the context may require, “Old Carco” refers to Old Carco LLC f/k/a Chrysler LLC and its consolidated subsidiaries, or any one or more of them, as the context may require, and “Fiat” refers to Fiat S.p.A., a corporation organized under the laws of Italy, and its consolidated subsidiaries (excluding Chrysler Group,) or any one or more of them, as the context may require.

INDUSTRY DATA

In this report, we include and refer to industry and market data obtained or derived from internal surveys, market research, publicly available information and industry publications. Industry publications and surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of included information. Although we believe that this information is reliable, we have not independently verified the data from third-party sources. Similarly, while we believe our internal estimates with respect to our industry are reliable, our estimates have not been verified by any independent sources. While we believe the industry data presented in this report is reliable, our estimates, in particular as they relate to market share and our future expectations, involve risks and uncertainties and are subject to change based on various factors, including those discussed under Item 1A. Risk Factors.

PRESENTATION OF RESULTS

As used in this report, all references to the Company, Chrysler Group and any results of operations (i) on and after June 10, 2009 refer only to Chrysler Group LLC, (ii) for the period from August 4, 2007 through June 9, 2009 refer only to Old Carco and (iii) before August 4, 2007 refer only to Chrysler Automotive, an unincorporated business of Daimler AG (f/k/a DaimlerChrysler AG), or Daimler, which was not separately organized under an existing legal structure. Any full-year 2009 information contained in this report includes the combined results of Chrysler Group LLC and Old Carco LLC; and any full-year 2007 information contained in this report includes the combined results of Old Carco LLC and Chrysler Automotive.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect our current views about future events. We use the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “will,” “intend,” “may,” “plan,” “project,” “should,” “could,” “seek,” “designed,” “potential,” “forecast,” “target,” “objective,” “goal,” or the negatives of such terms or other similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under Item 1A. Risk Factors and elsewhere in this report. These factors include, but are not limited to:

•	continued economic weakness and weak vehicle demand, especially in North America;

•	our ability to realize benefits from our industrial alliance with Fiat;

•	our ability to increase vehicle sales outside of North America;

•	our ability to regularly introduce new and significantly refreshed vehicles that appeal to consumers;

•	changes in consumer preferences that could reduce relative demand for our product offerings;

•	increases in fuel prices that may adversely impact demand for our vehicles;

ii

•	competitive pressures that may limit our ability to reduce sales incentives and achieve better pricing;

•	our lack of a captive finance company and the potential inability of our dealers and customers to obtain affordably priced financing;

•	our ability to control costs and implement cost reduction and productivity improvement initiatives;

•	disruption of production or delivery of new vehicles due to shortages of materials, including supply disruptions resulting from natural disasters, labor strikes or supplier insolvencies;

•	changes and fluctuations in the prices of raw materials, parts and components;

•	our ability to accurately forecast demand for our vehicles;

•

uncertainty relating to the sovereign debt crisis affecting economic conditions in several European nations in which we plan to increase sales, and where Fiat, our alliance partner, is organized and derives significant revenues;

•	our substantial indebtedness and limitations on our liquidity that may limit our ability to execute our business plan;

•	changes in currency exchange rates and interest rates;

•	changes in laws, regulations and government policies, particularly those relating to vehicle emissions, fuel economy and safety; and

•	the impact of vehicle defects and/or product recalls.

If any of these risks and uncertainties materialize, or if the assumptions underlying any of our forward-looking statements prove incorrect, then our actual results, level of activity, performance or achievements may be materially different from those we express or imply by such statements. The risks described in the Item 1A. Risk Factors section in this report are not exhaustive. Other sections of this report describe additional factors that could adversely affect our business, financial condition or results of operations. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those implied by any forward-looking statements. We do not intend, or assume any obligation, to update these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements referred to above and included elsewhere in this report.

iii

PART I

Item 1.	Business.

Chrysler Group Overview

Chrysler Group designs, engineers, manufactures, distributes and sells vehicles under the brand names Chrysler, Jeep, Dodge, and Ram. As part of our industrial alliance with Fiat, described below, we also manufacture Fiat vehicles, which we sell to Fiat or distribute for ourselves throughout North America. Our product lineup includes passenger cars, utility vehicles (which include sport utility vehicles and crossover vehicles), minivans, pick-up trucks, and medium-duty trucks. We also sell automotive service parts and accessories under the Mopar brand name. Our products are sold in more than 120 countries around the world. The majority of our operations, employees, independent dealers and sales are in North America, primarily in the U.S. Approximately 10 percent of our vehicle sales for both the years ended December 31, 2011 and 2010, were outside North America, primarily in South America, Asia Pacific and Europe.

In June 2009, as part of the 363 Transaction described below, we entered into an alliance with Fiat pursuant to which Fiat became our principal industrial partner. The Fiat alliance provides us with a number of long-term benefits, including access to new vehicles, platforms and powertrain technologies, particularly in smaller, more fuel-efficient segments. The alliance also allows us to streamline global distribution of both companies’ products, and to realize procurement benefits in light of our combined purchasing volume.

Formation of Chrysler Group

Chrysler Group is a Delaware limited liability company. It was formed on April 28, 2009 to complete the transactions contemplated by the master transaction agreement dated April 30, 2009 under which Chrysler Group agreed to purchase the principal operating assets of Old Carco and its principal domestic subsidiaries, to assume certain of their liabilities, and to purchase the equity of Old Carco’s principal foreign subsidiaries. Old Carco and its principal domestic subsidiaries then filed for bankruptcy protection and sought approval under section 363 of the U.S. Bankruptcy Code for the transaction contemplated by the master transaction agreement, which we refer to as the 363 Transaction. Following bankruptcy court approval, we completed the 363 Transaction on June 10, 2009.

In connection with the closing of the 363 Transaction, we issued membership interests to the UAW Retiree Medical Benefits Trust, or the VEBA Trust, Fiat, the United States Department of the Treasury, or the U.S. Treasury, and Canada CH Investment Corporation, a wholly-owned subsidiary of the Canada Development Investment Corporation, a Canadian Federal Crown Corporation, or Canadian Government, in exchange for capital contributions and in consideration of the transactions contemplated by the master transaction agreement. The VEBA Trust was established to provide for retiree health care benefits under an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, or the UAW. We refer in this report to the economic and voting rights associated with our membership interests as ownership interests. As a result of a series of transactions in 2011 and early 2012, our continuing members are now Fiat, which holds a 58.5 percent ownership interest in us, and the VEBA Trust, which holds the remaining 41.5 percent ownership interest in us.

Old Carco is treated as our predecessor for financial reporting purposes. For that reason, this report includes financial information for Old Carco for periods prior to June 10, 2009. Old Carco’s financial and operating performance reflect the period of dramatic decline in vehicle sales due to a crisis in the global credit markets and a deep recession in the U.S beginning in the second half of 2008. Vehicle sales in the U.S. fell from 16.5 million vehicles in 2007 to 13.5 million vehicles in 2008, with the seasonally adjusted annualized sales rate, or SAAR, falling to less than ten million vehicles in the first quarter of 2009. As a result of the impact of the global credit crisis and recession in the U.S. on Old Carco’s cash flows and liquidity following several years in which Old Carco suffered from decreasing market share, substantial legacy labor costs, underinvestment in product development and excess capacity, Old Carco requested and received emergency financial assistance from the U.S. government, a portion of which was conditioned on Old Carco submitting a restructuring plan to the U.S. Treasury that demonstrated Old Carco’s ability to achieve and sustain long-term viability, international competitiveness and energy efficiency.

On February 17, 2009, Old Carco submitted its restructuring plan, which noted that the availability of affordably priced automotive financing to dealers and retail customers remained the most significant constraint to Old Carco’s viability. Chrysler Financial Services Americas LLC, or Chrysler Financial, now known as TD Auto Finance LLC, then an affiliate of Old Carco, was the primary source of automotive financing for Old Carco’s dealers and their retail customers. Old Carco’s access to alternative financing sources for its dealers and retail customers was constrained by exclusivity terms in favor of Chrysler Financial. Beginning in mid-2008, Chrysler Financial greatly reduced the level of financing it provided to Old Carco’s dealers and retail customers, and in August 2008 entirely discontinued lease financing in the U.S. and Canada as a result of deteriorating credit market conditions. Old Carco’s initial restructuring plan also identified key concessions that were sought from its unions, shareholders, lenders, suppliers, dealers, other creditors (including retirees), and management. Finally, Old Carco’s restructuring plan indicated that it had signed a non-binding letter of intent with Fiat for an industrial alliance that it believed could greatly improve Old Carco’s long-term viability.

On March 30, 2009, President Barack Obama announced that his administration’s automotive task force had concluded Old Carco was not viable as a stand-alone company, but that the proposed alliance with Fiat could enable Old Carco to become viable by manufacturing more fuel-efficient vehicles using Fiat’s technology and by benefiting from Fiat’s managerial experience as evidenced by that company’s own industrial recovery. The Obama Administration indicated that it would consider providing additional financial support if Old Carco were able to achieve the identified concessions from all constituents and reach an acceptable alliance agreement with Fiat within 30 days.

Old Carco, Fiat and other stakeholders negotiated these arrangements during April 2009. Certain of Old Carco’s creditors refused to compromise, and as a result, Old Carco filed for bankruptcy protection and sought bankruptcy court approval of the master transaction agreement. The U.S. and Canadian governments indicated their willingness to fund the 363 Transaction and to provide working capital to fund our operations following the 363 Transaction.

We closed the 363 Transaction on June 10, 2009, and entered into credit agreements with the U.S. Treasury and with Export Development Canada, or EDC, as described under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources —Chrysler Group. We also entered into the master industrial agreement with Fiat, described under the caption Item 13. Certain Relationships and Related Transactions, and Director Independence —Transactions with Fiat.

On April 30, 2010, Old Carco transferred its remaining assets and liabilities to a liquidating trust and was dissolved in accordance with a plan of liquidation approved by the bankruptcy court.

Chrysler Group Transformation

Following completion of the 363 Transaction, Chrysler Group established a new management organization with experienced leaders from both Old Carco and Fiat, instituted new processes and metrics for evaluating product investment and other decisions regarding allocation of resources, and introduced a new operational process in its manufacturing facilities. These actions were implemented under the direction of our Chairman of our Board of Directors and Chief Executive Officer, Sergio Marchionne, who also serves as Chief Executive Officer of Fiat. These steps were based on the core principles and processes that contributed to Fiat’s return to profitability in the fourth quarter of 2005 after several years of losses.

Following completion of the 363 Transaction, our new management team spent several months analyzing our business, products, operations and financial condition in order to develop a business plan with clearly defined financial and operational performance targets. In November 2009, we announced our business plan and related performance targets for the 2010 through 2014 period. Our business plan focuses on a number of initiatives designed to bring significant changes to our business, including investing in our brands and new product development, leveraging our alliance with Fiat, improving supply chain management, optimizing our dealer network and building a workforce culture of high performance. Our business plan includes targets for vehicle sales and market share growth, profitability improvements and increased liquidity.

Since November 2009, we have focused on implementing our business plan by:

•

rejuvenating our product lineup with the launch of 16 new or significantly refreshed vehicles in 2010 and 2011, each of which possesses individualized characteristics that are more closely aligned with our newly refined brands;

•

collaborating with Fiat on common platform architectures and technologies in order to produce desirable vehicles with improved quality and fuel economy at a lower overall cost, such as the Dodge Dart that we unveiled in January 2012 at the North American International Auto Show;

•

optimizing the global distribution of both Chrysler Group and Fiat vehicles by transitioning our sales and distribution operations within Europe to Fiat, by taking the final steps to rationalize our U.S. dealer network, and by initiating other opportunities to combine our respective sales channels in Russia, China and Australia;

•	systemizing and improving our procurement, manufacturing, quality and supply chain functions; and

•	continuing to refine our management organization to speed decision-making and to capitalize on the benefits of the Fiat alliance.

In addition, we have improved the availability of competitive financing sources to our dealers and retail customers by implementing a strategic relationship with Ally Financial Inc., or Ally, and developing supplemental sources of financing with other providers. The results of these and other actions taken in connection with our business plan are described more fully under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Alliance with Fiat

Fiat is the parent company of one of Italy’s largest industrial groups and one of the early founders of the European automotive industry. It is a publicly traded company, the shares of which are listed on the Borsa Italiana and several other European stock exchanges. Fiat has historically operated a wide range of businesses in the consumer and industrial automotive and finance sectors. Following a corporate demerger transaction that became effective on January 1, 2011, Fiat’s primary business is the design, engineering, manufacture and sale of automobiles and automobile-related components and production systems through its subsidiaries: Fiat Group Automobiles, Ferrari, Maserati, Magneti Marelli, Teksid, Comau and Fiat Powertrain Technologies. Fiat vehicles are sold primarily in Europe and South America, particularly Brazil.

Under the master transaction agreement and related ancillary agreements, Chrysler Group and Fiat have formed an industrial alliance under which the parties are collaborating on a number of fronts, including product/platform sharing and development, global distribution, procurement, information technology infrastructure, management services and process improvement. Collaborative initiatives between us and Fiat include:

•

Product and Platform Sharing —We are benefiting from Fiat’s products and expertise in mini, small and compact (A-, B- and C-segment) vehicle markets, while Fiat is using our products and expertise in the mid- to large-size car and truck (D-, E- and F-segment) vehicle markets. Similarly, we are co-developing and sharing platforms with Fiat to save on the cost of development and parts, to improve our quality and time to market, and to simplify our manufacturing processes.

•

Shared Technology —Through the Fiat alliance, we have introduced certain Fiat automotive technologies into our products, such as Fiat’s Fully Integrated Robotised Engine, or FIRE, that incorporates Fiat’s fuel-saving Multi-Air technology. Such access has permitted us to save on the significant investment of capital and time to develop such technology on our own, and minimizes the risk that the newly-implemented technology may not be effective. We have access to Fiat’s diesel engines and related technology, while Fiat has the opportunity to use our Pentastar V-6 engine for its larger vehicles.

•

Global Distribution —We have broadened our opportunities to sell vehicles and service parts outside of North America through Fiat’s longstanding presence and established distribution networks in Europe and South America. At the same time, our extensive manufacturing, distribution, and logistics capabilities in North America are providing us the opportunity to generate additional revenues as a distributor and contract manufacturer for Fiat and a distributor of Alfa Romeo brand vehicles and service parts in Mexico. We also plan to reintroduce Alfa Romeo in the U.S. and Canada. Further, we are exploring opportunities for the production and expansion of the sale of our vehicles and service parts in growing and emerging markets, such as China and Russia, in connection with Fiat’s efforts to establish or expand manufacturing and distribution activities in those markets.

•

Procurement —We have established joint purchasing programs with Fiat that are designed to yield long-term savings and efficiencies, primarily through negotiations with common suppliers, as well as the use of shared parts and components.

•

World Class Manufacturing —Fiat has helped us introduce the principles of World Class Manufacturing, or WCM, into our manufacturing facilities starting in 2009. WCM targets the elimination of waste of all types, and ultimately enhances efficiency, productivity and safety.

•

Information and Communication Technology —We are continuing to align our information and communication technology systems and related business processes with Fiat’s systems and processes throughout our industrial, commercial and corporate administrative functions in order to facilitate our collaboration with Fiat, and to support our drive toward common global systems. As part of this alignment, we are adopting and implementing upgraded engineering software tools, finance and procurement systems which are currently in use at Fiat, which we believe mitigate the risks associated with implementing new information technology systems.

These initiatives, which build upon the parties’ respective strengths, are conducted pursuant to various commercial arrangements we have with Fiat, described below in more detail under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 13. Certain Relationships and Related Transactions, and Director Independence —Transactions with Fiat.

There is little, if any, competitive product overlap between Chrysler Group and Fiat. We do not offer products that compete in the same vehicle segments in the same geographic markets as Fiat. Although we and Fiat are sharing certain products and platforms as described above, we are minimizing competitive overlap in those markets in which we are both active through product and brand differentiation; for example, through different styling, powertrain configurations, accessories and marketing themes, as well as by targeting different customer segments and vehicle price points. Notwithstanding the limited competitive overlap and our close industrial alliance, we may have potential conflicts of interest with Fiat in a number of areas, including conflicts that may arise in the performance or renewal of contractual arrangements that implement or extend the alliance. We also benefit from the significant management experience of Fiat’s leadership team, and these individuals may still owe duties to Fiat. For further discussion of these potential conflicts of interest with Fiat, see Item 1A. Risk Factors —Notwithstanding our close industrial alliance, Fiat’s significant control over our management, operations and corporate decisions may result in conflicts of interest.

In addition, as indicated above, our Chief Executive Officer also serves as Chief Executive Officer of Fiat. We believe that this dual role facilitates the alliance partners’ ability to coordinate their respective product and brand development plans and utilize their respective manufacturing capacity and capital resources more efficiently. For the same reasons, our Chief Financial Officer now serves as the Chief Financial Officer for Fiat. Nevertheless, these dual roles could give rise to potential conflicts of interest under our industrial alliance. While Mr. Marchionne receives compensation as a Company director, he does not receive any salary compensation from us for serving as our Chief Executive Officer, Chief Operating Officer and President. For a discussion of potential conflicts of interest under the Fiat alliance, see Item 1A. Risk Factors —Notwithstanding our close industrial alliance, Fiat’s significant control over our management, operations and corporate decisions may result in conflicts of interest.

Our June 10, 2009 Limited Liability Company Operating Agreement, as amended through the date hereof, or our LLC Operating Agreement, includes a number of provisions that provide governance protections to minimize the risks to us from potential conflicts with Fiat. It requires that all related party transactions with Fiat or its affiliates be reviewed to ensure the reasonableness of commercial terms, and that any agreement in excess of a designated threshold be approved by a majority of the disinterested members of our Board of Directors, or Board. It also requires our Board to include a minimum of three directors who meet the requirements for independence under the listing rules of the New York Stock Exchange. For a description of these provisions, see Item 10. Directors, Executive Officers and Corporate Governance —Corporate Governance —Management of the Company —Fiat Rights, Item 13. Certain Relationships and Related Transactions, and Director Independence —Transactions with Fiat and Item 13. Certain Relationships and Related Transactions, and Director Independence —Director Independence.

Products

A key component of our strategic plan is to create a compelling portfolio of products that will appeal to a wide range of retail customers. In order to optimize the mix of products we design, manufacture and sell, we consider a number of factors, including:

•	consumer tastes, trends and preferences;

•	demographic trends, such as age of population and rate of family formation;

•	economic factors that affect preferences for luxury, affordability and fuel-efficiency;

•	competitive environment, in terms of quantity and quality of competitors’ vehicles offered within a particular segment;

•	our brand portfolio, as each of our brands targets a different group of customers;

•	consumer preferences for certain vehicle types based on geographic region; and

•	technology, manufacturing capacity, regulatory requirements and other factors that impact our product development.

We also consider these factors in developing a mix of vehicles within each brand, with an additional focus on ensuring that the vehicles we develop further our brand strategy.

By 2009, Old Carco had fallen well short of its competitors’ cadence for the release of updated vehicles with performance, features and quality that met consumer expectations. We undertook immediate, short-term efforts to close this gap following the 363 Transaction. Over an eighteen-month period, we successfully re-designed and commenced production of 16 vehicles with improved content and performance at a greater value. We began by launching the new and widely acclaimed Jeep Grand Cherokee, followed by the new Chrysler 300 and Dodge Charger sedans, the three-row Dodge Durango crossover vehicle, the Fiat 500, and 11 other significantly refreshed vehicles, all of which were produced beginning in 2010, and were available for retail sale by early 2011.

In selecting vehicles for launch, we focused on balancing our portfolio to appeal to a broader, more global customer base. We leveraged the Jeep Grand Cherokee platform to develop and launch the seven-passenger Dodge Durango crossover vehicle to better accommodate families. We also expanded our reach to include smaller vehicles with the production and retail launch of the eco-friendly Fiat 500.

In 2012 and 2013, we anticipate the launch of several more vehicles, including the recently unveiled, all-new fuel-efficient Dodge Dart. The Dodge Dart is a small vehicle that will further help to balance our product portfolio and is the first vehicle to utilize the compact U.S. wide, or CUSW, platform that we co-developed with Fiat. The Dart also incorporates several Fiat and Chrysler Group fuel-saving technologies. See —Research, Development and Intellectual Property, below. During this period, we will also begin to sell an Abarth version of the Fiat 500, the all-new Viper SRT, and replacements for the Chrysler 200 and Jeep Liberty, both of which are based on the new jointly-developed CUSW platform. In addition, we will perform mid-cycle upgrades of the Jeep Grand Cherokee and our light- and heavy-duty Ram trucks. By the end of 2014, we expect that a substantial majority of our lineup will consist of vehicles based on new platform architectures, more than half of which will be platforms shared with Fiat.

We also plan to produce a fully electrified version of the Fiat 500 in late 2012, which will be driven by a powertrain based on our electrification technology. We plan to design, manufacture and sell this vehicle in North America, and may also manufacture it for Fiat to sell in other areas of the world.

Partnering with Fiat, we are also manufacturing and selling a diesel version of the Jeep Wrangler for retail sale in Europe that incorporates Fiat’s high-efficiency manual transmission as well as its stop/start technology, which is described under the caption —Research, Development and Intellectual Property below. Starting in 2013, we plan to sell a diesel version of the Jeep Grand Cherokee that utilizes Fiat engine technology in the U.S. and Canada.

In addition, we are building upon Fiat’s established Lancia brand in Europe by producing Lancia versions of the Chrysler Town and Country and the Chrysler 300. These products, unlike any previously offered by Lancia, are sold by Fiat in left-hand drive markets in select European countries. Fiat is also selling a version of our Dodge Journey as a Fiat Freemont in several markets outside North America.

Brands

Building Brand Equity

We believe that we can increase our vehicle sales, and reduce our reliance on sales incentives to dealers and retail customers, by building the value of our brands. Accordingly, and in tandem with our recent product launches, we began a multi-year campaign to strengthen our Chrysler, Jeep, Dodge and Mopar brands, to develop Ram as a separate brand, and to reintroduce the Fiat brand in the U.S. and Canadian markets. We believe our efforts to reinvigorate our brands present us with a significant opportunity to increase sales by introducing new vehicles with individualized characteristics that are more closely aligned with each brand’s identity, as each brand has a strong heritage and enjoys broad recognition among consumers. As part of our efforts to build brand equity, we separated the Ram truck lineup from the Dodge brand and established the new Ram brand in 2009 to develop and market the distinct attributes of the vehicles in each brand’s product portfolio more effectively. More recently, we formally introduced the SRT name to better distinguish our premium performance vehicles. The Viper will be an SRT vehicle, and we are producing other high performance SRT versions of several of our other vehicles.

We believe that increased demand for premium versions of our vehicles, such as the Jeep Grand Cherokee Overland, the Chrysler 300C and several premium versions of our Ram trucks, demonstrates that our focus on brand equity is already expanding our reach within these vehicle segments and helping to capture luxury buyers.

Mopar

We sell Mopar-branded accessories and collision, repair, maintenance and performance parts for our vehicles primarily to our dealers and distributors. Through our dealer network, we also sell Mopar service contracts to retail customers for extended vehicle maintenance and repair. We believe that our customers’ future vehicle buying decisions are significantly influenced by their experience with post-sale service, replacement parts and accessories. We market Mopar as a standalone brand to increase the use of our products by, and improve the experience of, car enthusiasts and service providers who purchase replacement service parts and vehicle accessories. In 2012, the Mopar brand will mark its 75th anniversary with the release of four special edition vehicles. Recently, we began to broaden our traditional marketing of Mopar via special event sponsorships, branded accessories and special edition vehicles to include more extensive use of digital and social media.

During 2011, through our Mopar operations, we began to sell parts and accessories to support the North American launch of the Fiat brand. Also in 2011, Mopar and a Fiat affiliate entered into a partnership to expand parts and service offerings for competitive vehicles in North America. As our utilization of common platforms and sales of shared vehicles grows, Fiat will continue to leverage the Mopar brand to support its operations. Together with Fiat, we will employ Mopar’s operational capabilities on a global basis to ensure the coordinated development and sale of common parts, diagnostic equipment and service tools. Mopar currently oversees 52 parts distribution centers which support both Chrysler Group and Fiat operations, 20 of which are located in North America.

In the U.S., we continued to build upon our initiative to improve our customer care experience at our dealers and to enhance revenue opportunities. In 2010, we had asked our U.S. dealers to extend their service hours to include Saturday and evening hours, and to market express oil change or other quick services using Mopar supplies. Approximately 80 percent of our U.S. dealers now offer Saturday service hours, and more than 30 percent provide an “express lane” or other quick service program. To support this effort, we now offer Saturday parts ordering and delivery services. We have also hired several hundred additional service and technical advisors to support the vehicle maintenance and repair services of our dealers and other aftermarket service providers.

Our 2010 introduction of the Mopar eStore has provided expanded on-line shopping for Mopar service parts and accessories via www.mopar.com. We are continuously improving the site’s capabilities, and in 2011, we experienced a 16.5 percent increase in unique visitors to the site.

Vehicle Sales

The U.S. economy is recovering slowly from a recession that began in late 2007 and became increasingly severe with the global credit crisis in 2008 and 2009. The weaker economic conditions led to a substantial industry-wide decline in vehicle sales in the U.S., which fell from 16.5 million vehicles in 2007 to 13.5 million vehicles in 2008, with SAAR falling to less than ten million vehicles in the first quarter of 2009. The impact of this downturn on our market share was particularly pronounced and sustained, partly as a result of constraints Old Carco faced in investments in the development and launch of new and/or significantly refreshed vehicles while operating as part of Daimler until August 3, 2007, and later as a Cerberus entity. In addition, Old Carco’s vehicle sales were adversely affected by increased fuel prices beginning in 2008 due to the predominance of larger, less fuel-efficient vehicles in its product portfolio.

Subsequent to the 363 Transaction, we have taken a number of product development and improvement actions, as described under the captions —Products, above, and —Research, Development and Intellectual Property, below.

The following table summarizes our annual new vehicle sales by geographic market for the years presented. Vehicles manufactured by Chrysler Group for other companies, including for Fiat, are excluded from our new vehicle sales.

	Years Ended December 31,
	2011 (1)(2)			2010 (1)(2)			2009 (1)(2)(3)			2008 (1)(2)			2007 (1)(2)
	Chrysler Group	Industry	Percentage of Industry (4)	Chrysler Group	Industry	Percentage of Industry (4)	Chrysler Group and Old Carco	Industry	Percentage of Industry (4)	Old Carco	Industry	Percentage of Industry (4)	Old Carco	Industry	Percentage of Industry (4)
							(vehicles in thousands)
U. S.	1,369	13,041	10.5%	1,085	11,770	9.2%	931	10,603	8.8%	1,453	13,497	10.8%	2,077	16,463	12.6%
Canada	231	1,618	14.3%	205	1,581	13.0%	163	1,481	11.0%	223	1,672	13.3%	233	1,688	13.8%
Mexico	82	937	8.8%	79	846	9.3%	83	776	10.6%	116	1,069	10.9%	128	1,147	11.2%

Total North America	1,682	15,596	10.8%	1,369	14,197	9.6%	1,177	12,860	9.2%	1,792	16,238	11.0%	2,438	19,298	12.6%
Rest of World	173	60,018	<1.0%	147	57,697	<1.0%	141	51,044	<1.0%	215	50,139	<1.0%	238	50,627	<1.0%

Total World-wide	1,855	75,614	2.5%	1,516	71,894	2.1%	1,318	63,904	2.1%	2,007	66,377	3.0%	2,676	69,925	3.8%

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.
(2)	The Company’s estimated industry and market share data presented are based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight, Ward’s Automotive and R.L. Polk Data.
(3)	For 2009, we have combined the vehicles sales of Old Carco and Chrysler Group. Vehicle sales in the U.S. were 426 thousand from January 1, 2009 to June 9, 2009 and 505 thousand from June 10, 2009 to December 31, 2009. Vehicle sales in Canada were 71 thousand from January 1, 2009 to June 9, 2009 and 92 thousand from June 10, 2009 to December 31, 2009. Vehicle sales in Mexico were 34 thousand from January 1, 2009 to June 9, 2009 and 49 thousand from June 10, 2009 to December 31, 2009. The balance of the international sales was 62 thousand from January 1, 2009 to June 9, 2009 and 79 thousand from June 10, 2009 to December 31, 2009.
(4)	Percentages are calculated based on the unrounded vehicle sales volume for Chrysler Group, Old Carco and the industry.

Our vehicle sales in the U.S., our primary market, increased by approximately 284 thousand vehicles, or 26.2 percent, in 2011 from 2010. U.S. automotive industry new vehicle sales in 2011 were approximately 13.0 million vehicles, an increase of 10.8 percent from 2010. Our new vehicle market share in the U.S. for 2011 increased to 10.5 percent from 9.2 percent for 2010.

Our vehicle sales in Canada improved by 12.7 percent in 2011 from 2010, while our vehicle sales in Mexico improved by 4.5 percent in 2011 from 2010. Canadian automotive industry new vehicle sales in 2011 were approximately 1.6 million vehicles, an increase of 2.3 percent from 2010 levels. Our new vehicle market share in Canada for 2011 increased to 14.3 percent from 13.0 percent for 2010. Industry new vehicle sales in Mexico in 2011 were approximately 937 thousand vehicles, an increase of approximately 91 thousand from the same period in 2010. In Mexico, our new vehicle market share for 2011 was 8.8 percent, a decrease from 9.3 percent for 2010. The automotive industry in Mexico experienced a shift in demand away from pick-up trucks and utility vehicles toward passenger cars in 2011. Our product lineup was more weighted toward utility vehicles, minivans, trucks and large sedans, which caused our market share in Mexico to decline in 2011 from 2010.

Our vehicle sales in markets outside North America in 2011 were 173 thousand, an increase of 17.4 percent from 2010 levels. The Asia Pacific region led 2011 vehicle sales outside North America with 61 thousand vehicles sold.

See Note 19, Geographic Information, of our accompanying audited consolidated financial statements for information about our revenues and long-lived assets by geographic area.

The following table summarizes the annual total U.S. industry sales of new motor vehicles of domestic and foreign models and our relative competitive position for the years presented. Vehicles manufactured by Chrysler Group for other companies, including for Fiat, are excluded from our new vehicle sales.

	Years Ended December 31,
	2011 (1)(2)			2010 (1)(2)			2009 (1)(2)(3)			2008 (1)(2)			2007 (1)(2)
	Chrysler Group	Industry	Percentage of Industry (4)	Chrysler Group	Industry	Percentage of Industry (4)	Chrysler Group and Old Carco	Industry	Percentage of Industry (4)	Old Carco	Industry	Percentage of Industry (4)	Old Carco	Industry	Percentage of Industry (4)
							(vehicles in thousands)
Cars
Small	52	2,258	2.3%	45	1,965	2.3%	36	1,957	1.8%	84	2,365	3.6%	101	2,335	4.3%
Mid-size	143	2,379	6.0%	82	2,179	3.8%	61	2,026	3.0%	106	2,506	4.2%	157	2,749	5.7%
Full-size	106	819	13.0%	113	857	13.1%	99	775	12.8%	167	1,094	15.2%	270	1,524	17.7%
Sport	53	596	8.9%	44	609	7.3%	32	609	5.3%	49	785	6.3%	42	950	4.4%

Total Cars	354	6,052	5.9%	284	5,610	5.1%	228	5,367	4.3%	406	6,750	6.0%	570	7,558	7.5%
Minivans	206	492	41.8%	216	476	45.3%	175	434	40.4%	242	614	39.5%	314	807	38.9%
Utility Vehicles	552	4,148	13.3%	372	3,645	10.2%	333	3,046	10.9%	518	3,619	14.3%	767	4,722	16.2%
Pick-up Trucks	244	1,774	13.8%	207	1,602	12.9%	184	1,384	13.3%	267	1,959	13.6%	408	2,669	15.3%
Van & Medium-Duty Truck	13	575	2.2%	6	437	1.3%	11	372	3.1%	20	555	3.6%	18	707	2.5%

Total Vehicles	1,369	13,041	10.5%	1,085	11,770	9.2%	931	10,603	8.8%	1,453	13,497	10.8%	2,077	16,463	12.6%

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.
(2)	The Company’s estimated industry and market share data presented are based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight, Ward’s Automotive and R.L. Polk Data.
(3)	For 2009, we have combined the vehicle sales of Old Carco and Chrysler Group.
(4)	Percentages are calculated based on the unrounded vehicle sales volumes for Chrysler Group, Old Carco and the industry.

Fleet Sales and Deliveries

Our vehicle sales and market share data presented in the above tables include fleet sales as well as sales by our dealers to retail customers. Fleet sales consist of sales to rental car companies, commercial fleet customers, leasing companies and government entities.

The following table summarizes our U.S. fleet sales and the number of those sales as a percentage of our total annual U.S. vehicle sales:

	Years Ended December 31,
	2011 (1)	2010 (1)	2009 (1)(2)	2008 (1)(2)	2007 (1)(2)
	(vehicles in thousands)
Rental Car Companies	295	317	171	315	484
Other Fleet Customers	83	75	70	124	151

Total U.S. Fleet	378	392	241	439	635

Percentage of Total U.S. Vehicle Sales (3)	27.6%	36.1%	25.9%	30.2%	30.6%

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.
(2)	Chrysler Group began operations on June 10, 2009. The table reflects fleet sales of Old Carco for 2007 and 2008 and combined fleet sales of Old Carco and Chrysler Group for 2009.
(3)	Percentages are calculated based on the unrounded vehicle sales volume for Chrysler Group and Old Carco.

Although our vehicle sales to dealers for sale to retail customers are normally more profitable than our fleet sales, our fleet sales are an important source of revenue and can also be an effective means for marketing our vehicles. Further, fleet orders also help normalize our plant production because they typically involve the delivery of a large, pre-determined quantity of vehicles over several months. Fleet sales are also a source of aftermarket service parts revenue for us and service revenue for our dealers.

In recent years, our fleet customers, particularly our commercial and government fleet customers, have tended to order smaller, more fuel-efficient vehicles. Since 2007, large passenger cars and large utility vehicles have increasingly been replaced by sales of small passenger cars and small utility vehicles.

Competitive Position

The automotive industry is highly competitive, especially in the U.S., our primary market, with 11 large manufacturers with significant market share offering more than 325 vehicle models. Vehicle manufacturers must continuously engineer improvements in vehicle design, performance and content to meet customer demands for quality, reliability, fuel efficiency, comfort, driving experience, style, and safety. To enhance our competitive position, we are renewing our existing product lineup and introducing smaller, more fuel-efficient vehicles to balance our product lineup, which has been traditionally more weighted toward utility vehicles, minivans, trucks and large sedans.

Historically, U.S. manufacturers, including Old Carco, relied heavily upon dealer, retail and fleet incentives, including cash rebates, option package discounts, guaranteed depreciation programs, and subsidized, or subvented, financing or leasing programs to compete for vehicle sales. Although we will continue to use such incentives to market particular models in particular geographic regions during specific time periods, we now focus more of our efforts on improving vehicle sales primarily by building brand value, balancing our product portfolio, and improving the content, quality and performance of our vehicles. See —Products and —Brands, above, for information about our initiatives in those areas and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Trends, Uncertainties and Opportunities —Pricing for additional discussion of incentives.

Our ability to increase or maintain vehicle prices and reduce reliance on incentives is limited by intense price competition resulting from the wide variety of available competitive vehicles in each segment of the new car market and overcapacity in the automotive industry. At the same time, we will not be able to gain a competitive advantage by lowering prices as a means to increase vehicle sales without adversely affecting our profitability, since our ability to reduce costs is limited by potential commodity price increases, terms with suppliers, evolving regulatory requirements and collective bargaining agreements that limit our ability to reduce labor expenses in the short term.

The following table provides new vehicle U.S. market share information for Chrysler Group and its principal competitors:

	Years Ended December 31, (1)
	2011	2010	2009	2008	2007
Chrysler Group (2)	10.5%	9.2%	8.8%	10.8%	12.6%
GM	19.2%	18.8%	19.6%	21.9%	23.3%
Ford	16.5%	16.4%	15.3%	14.2%	14.6%
Toyota	12.6%	15.0%	16.7%	16.4%	15.9%
Honda	8.8%	10.5%	10.9%	10.6%	9.4%
Hyundai/Kia	8.7%	7.6%	6.9%	5.0%	4.7%
Nissan	8.0%	7.7%	7.3%	7.0%	6.5%
Other	15.7%	14.8%	14.5%	14.1%	13.0%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	The Company’s estimated market share data is presented based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight, Ward’s Automotive and R.L. Polk Data.
(2)	Chrysler Group began operations on June 10, 2009. The table reflects market share of Old Carco for 2008 and earlier periods and combined market share of Old Carco and Chrysler Group for 2009.

Distribution

We sell our vehicles to independent dealers in North America and to wholly-owned, affiliated, or independent distributors, as well as to dealers in over 120 countries outside of North America, for ultimate sale to retail and fleet customers.

The following table summarizes the number of dealers in our dealer network:

	As of December 31,
	2011	2010	2009	2008 (4)	2007 (4)
U.S. (1) (2)	2,336	2,311	2,352	3,298	3,585
Canada	434	433	434	453	455
Mexico	111	111	115	117	117
Rest of World (3)	773	1,411	1,532	1,594	1,638

Total Worldwide	3,654	4,266	4,433	5,462	5,795

(1)	The reduction in the number of U.S. dealers in 2009 reflects Old Carco’s termination of 789 dealers in its bankruptcy proceeding, to optimize the dealer network prior to its assumption by Chrysler Group. For further discussion regarding efforts to optimize the dealer network, see Item 7 —Management’s Discussion and Analysis of Financial Condition and Results of Operations —Progress on our Strategic Business Plan in 2011-Optmizing our U.S. Dealer Network.
(2)	The increase in the number of dealers in the U.S. in 2011 is primarily attributable to the inclusion of Fiat dealerships that are not otherwise Chrysler Group dealers.
(3)	The decrease in the number of dealers in the Rest of World in 2011 is primarily attributable to our appointment of Fiat as our general distributor for select countries in Europe in 2011.
(4)	Chrysler Group began operations on June 10, 2009. The table includes Old Carco information for 2007 and 2008.

As a result of our alliance with Fiat, we are also selling our vehicles through the Fiat network’s 656 newly appointed dealers in Europe.

In 2010, we were appointed the exclusive distributor for Fiat and Fiat Professional (light commercial) vehicles and service parts in Mexico, and we became the exclusive distributor of Fiat brand vehicles and service parts in the U.S. and Canada in 2011.

We began selecting dealers for the sale of Fiat brand vehicles and service parts in the U.S. and Canada during 2010. We now have 138 and 62 Fiat brand dealers in the U.S. and Canada, respectively, of which 123 in the U.S. and all 62 in Canada, are current Chrysler, Jeep, Dodge and Ram brand dealers. We chose the metropolitan areas for these dealers based on current small-car registration levels and the anticipated growth in the local small-car market over the next five years.

We also reintroduced Alfa Romeo brand vehicles and service parts in Mexico in 2011, and plan to reintroduce the brand in the U.S. and Canada as well. In addition, we have a right of first refusal with respect to the distribution of Fiat’s Lancia brand vehicles in these markets.

At the same time, Fiat is serving as the exclusive distributor for our vehicles and service parts in certain markets outside of North America. In June 2011, Fiat began to serve as our general distributor in Europe, selling our products through a network of newly appointed dealers. Fiat is also distributing our vehicles, as well as selling vehicles that we manufacture for Fiat, through its well-established network in South America, particularly Brazil. Further, working with Fiat, we are beginning to engage in opportunities for the production, distribution and sales of vehicles and service parts in emerging markets such as China and Russia. See —Chrysler Group Overview —Alliance with Fiat —Global Distribution above for additional information.

Dealer and Customer Financing

Because our dealers and retail customers finance the purchase of a significant percentage of the vehicles we sell, the availability and cost of financing is one of the most significant factors affecting our vehicle sales volumes. Dealers use wholesale financing arrangements to purchase vehicles from us to maintain vehicle inventory levels adequate to drive retail vehicle sales. Retail customers use a variety of financing and lease programs, including programs in which we offer financial subsidy incentives, capitalized cost reductions or special terms through a financial services company, to acquire new vehicles from our dealers. Historically, like most large automakers, Old Carco relied on an affiliated, or captive, finance company to provide most of this financing. Following the 363 Transaction, we do not have a captive finance company and instead rely upon strategic relationships developed with independent financial service providers, principally Ally, to provide critical financing and support for our dealers and retail customers, as described below.

In connection with the 2009 restructuring of the U.S. automotive industry, and with the assistance of the U.S. Treasury, we entered into an auto finance relationship with Ally. Ally historically was the captive finance company of General Motors, one of our principal competitors. Ally provides wholesale and retail financing to our dealers and retail customers in the U.S. and Canada pursuant to the terms of an Auto Finance Operating Agreement that we signed with Ally in August 2010, or Ally Agreement. This agreement replaces a binding term sheet that we entered into with Ally at the time of the 363 Transaction. Ally is one of the world’s largest automotive financial services companies. We do not have an exclusive arrangement with Ally, as Ally has a similar agreement with General Motors and provides wholesale and retail financing to support other vehicle manufacturers.

Pursuant to the Ally Agreement, Ally is required to consider applications for financing made by our dealers and retail customers in accordance with its usual and customary standards, and to make lending decisions in accordance with its business judgment. As a customer incentive, we subsidize interest rates or cash payments required at the inception of the financing arrangement, a practice known as “subvention.” Ally provides consumer and dealer financing to other manufacturers and our dealers and retail customers obtain financing, including some subvented financing, from other financing sources. Under the agreement, however, we must offer all subvention programs to Ally, and we are required to ensure that Ally finances a specified minimum percentage of the units we sell in North America under rate subvention programs in which it elects to participate. We also have agreed to repurchase certain Ally-financed inventory upon certain triggering events. Under the Ally Agreement, we are required to repurchase Ally-financed inventory, with certain exceptions, in the event of an actual or constructive termination of a dealer’s franchise agreement (including, in certain circumstances, when Ally forecloses on all assets of a dealer securing financing provided by Ally). These obligations exclude vehicles that have been damaged or altered, that are missing equipment or that have excessive mileage or that have an original invoice date that is more than one year prior to the repurchase date. As of December 31, 2011, the maximum potential amount of future payments required to be made to Ally under this guarantee is approximately $7.3 billion based on the aggregate repurchase value of eligible vehicles financed by Ally in our U.S. dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent the vehicles are able to be resold to another dealer. The fair value of the guarantee was less than $0.1 million at December 31, 2011, which considers both the likelihood that the triggering events will occur and the estimated payments that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. This estimate reflects our actual experience. The Ally Agreement is effective through April 30, 2013, with automatic one-year renewals unless either party elects not to renew.

In an effort to expand the financing options for our U.S. retail customers, in 2010, we also entered into subvention agreements with Santander Consumer USA, Inc. for loans to sub-prime retail customers, and with US Bank, N.A. for lease financing. In 2011, we entered into an additional subvention agreement with Chase Bank, N.A. These supplemental programs are important sources of financing for some of our retail customers as Old Carco historically had relatively high proportions of sub-prime customers and customers using lease financing to acquire vehicles. Additionally, Chrysler Canada Inc., or Chrysler Canada, and Chrysler de Mexico S.A. de C.V., or Chrysler de Mexico, have arrangements with a number of financial institutions to provide a variety of retail financing programs.

As of December 31, 2011, Ally was providing wholesale financing to approximately 60 percent of our dealers in the U.S., down slightly from approximately 62 percent as of December 31, 2010. For the year ended December 31, 2011, we estimate that approximately 80 percent of the vehicles purchased by our U.S. retail customers were financed or leased through our dealer network, of which approximately 25 percent were financed or leased through subvented programs with Ally and other lenders.

Finally, as part of the Fiat alliance, we entered into agreements with financial services affiliates of Fiat for the provision of financing to our dealers and customers in China, Argentina and Brazil.

Research, Development and Intellectual Property

We engage in research and development for new vehicles and technology to improve the performance, safety, fuel efficiency, reliability and customer perception of our vehicles. As of December 31, 2011, we employed over 4,000 engineers with an average of approximately 13 years of Chrysler experience. Our engineers support our product development efforts and have expertise in a number of disciplines, including mechanical, electrical, material and chemical engineering. We also provide several internal programs through which a portion of our engineers receive cross-training in various technical and business functions.

We typically conduct consumer research during the early stages of new product development initiatives in order to identify key features and vehicle attributes that consumers desire. Although a substantial portion of our research and development work is done in support of specific new vehicles that are in development, we also engage in research and development of new technologies outside of our regular product development cycles that, if successful, can be applied in new products. As is typical in the automotive industry, we often collaborate with our suppliers, government agencies and higher educational institutions on research and development.

Our research and development spending is used for a number of activities that support development of new and existing vehicles and powertrain technologies, including the building of three-dimensional models, virtual simulations, prototype building and testing (including with respect to the integration of safety and powertrain technologies) and assembly of pre-production pilot models.

In 2010, we significantly expanded our investment in research and development activities and prioritized development of vehicles with greater fuel efficiency and reduced emissions. These efforts culminated in the development of the 2012 Chrysler 300 and 2012 Dodge Charger, both with a fuel economy of 31 miles per gallon on the highway, 15 percent better than their predecessor 2011 models. It also led to the development of the all-new Dodge Dart, a small fuel-efficient vehicle with a verified unadjusted combined fuel economy of at least 40 miles per gallon.

The following table summarizes our research and development expenses:

	Chrysler Group (Successor)			Old Carco (Predecessor)
	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from June 10, 2009 through December 31, 2009	Period from January 1, 2009 through June 9, 2009
	(in millions of dollars)			(in millions of dollars)
Research and development expense, net	$1,674	$1,500	$626	$452

Fuel-Efficiency and Reduced Emissions

We have made the development of more fuel-efficient vehicles a priority to meet retail customer preferences, comply with future regulations and as part of our commitment to sustainability. We are therefore focusing our research efforts on five areas aimed at reducing fuel consumption and emissions: vehicle energy use, engines, transmissions, axles, and hybrid propulsion and alternative fuel technologies.

Vehicle Energy Use

Our research in vehicle energy use examines ways to optimize vehicle weight, aerodynamic drag, tire performance, braking drag and driveline losses. For example, we have increased our use of high-strength steel and other lightweight materials to reduce vehicle weight, and thus improve fuel economy, while still meeting standards for vehicle safety. Approximately 70 percent of the body structure in the new CUSW platform co-developed with Fiat, which we introduced with our new Dodge Dart, will be of high-strength composition. Our research also seeks to reduce electrical loads through application of higher efficiency fans and fuel pumps.

We also continue to research vehicle applications for thermal management, which optimizes the way in which energy is utilized, extracted and re-utilized so as to reduce total energy consumption. Thermal management technologies will not only help reduce fuel consumption, but will also be a critical factor in extending battery range for hybrid electric and all-electric vehicle models in the future. Our current research efforts include various strategies to warm engines and transmissions faster, to have our vehicles run at an ideal set point, and to recapture waste heat.

Our new Dodge Dart incorporates many of the technologies we have developed to manage energy use, including active grille shutters to improve aerodynamic drag and to moderate temperature. In addition, its electric power steering and increased use of LED lighting reduces the vehicle’s overall energy consumption.

To further reduce fuel consumption, we incorporated stop/start technology into the Jeep Wrangler with a diesel engine that Fiat is selling on our behalf in Europe. Stop/start technology turns off the engine and fuel flow at full stops, and re-starts the engine automatically upon acceleration. We plan to initiate fleet-wide integration of this fuel-saving start/stop technology on a global basis, and we aim to incorporate this technology into 90 percent of our models in North America by 2017.

Powertrain Technologies

Engines. We introduced our new Pentastar V-6 engine in 2010. This engine features a lighter weight aluminum block with variable valve timing that, on average, improves fuel efficiency by 7 percent over predecessor engines. Wards’ Automotive has recognized the Pentastar engine as one of the “10 Best Engines for 2011” and as one of the “10 Best Engines for 2012” for its refinement, power, fuel-efficiency and low emissions.

We introduced the Pentastar V-6 engine in the 2011 Jeep Grand Cherokee and in the production launches of 11 other vehicles. Because this engine was designed with flexible architecture, we have the ability to use the engine in a range of models, and to use it together with a variety of advanced technologies, such as Fiat Multi-Air (described below), direct injection or turbo charging. We manufacture the Pentastar V-6 engine at our facilities in Trenton, Michigan, and Saltillo, Mexico. Despite its recent 2010 launch, high demand for this engine led to production of one million Pentastar engines by January 2012, and we have taken steps to further expand our capacity for production. In 2012, we will add the Ram pickup to the list of our vehicles that offer the Pentastar V-6.

In connection with the production launch of the Fiat 500 in December 2010, we also began manufacturing the 1.4L 4-cylinder Fiat FIRE engine which incorporates Fiat’s Multi-Air technology. This added a fuel-efficient small engine to our portfolio. Fiat’s Multi-Air technology involves proprietary hardware, combustion strategies and controls that provide cycle-by-cycle control of engine intake valve lift and timing. This technology delivers up to a 7.5 percent improvement in fuel efficiency and CO2 emissions, while enhancing performance. We have adapted this technology to the new 2.4L Tigershark 4-cylinder engine, which will be used in future C- and D-segment vehicles in our product lineup, starting in 2012. This engine, utilized in our new Dodge Dart, provides better fuel economy and refinement than our current World Gas Engine. By 2015, the Tigershark family will replace our World Gas Engine.

Our engine mix is intentionally moving toward smaller, 4-cylinder engines. In 2011, 24 percent of our vehicles incorporated a 4-cylinder engine, as compared to 19 percent in 2010. We expect this trend of downsizing engines to continue through 2014.

Transmissions. We are adapting Fiat’s dual dry clutch transmission, or DDCT, for use in select vehicles. The DDCT combines the basic mechanical system of a conventional manual transmission assembly with an electronically controlled shifting system that the driver operates like an automatic transmission. The DDCT achieves improved fuel economy over a conventional automatic transmission when used in small- to medium-sized vehicles. We plan to introduce the DDCT technology in the U.S. market in 2012.

In 2010, we entered into two commercial agreements with one of our key suppliers, ZF Getriebe GmbH, or ZF, for the design, engineering and manufacture of new automatic transmissions that deliver reduced fuel consumption with improved driving performance. The first agreement covers a rear-wheel drive 8-speed transmission for light- and medium-duty applications that we introduced in 2011 in the Chrysler 300, and have also incorporated into select versions of the Dodge Charger, both of which showed marked fuel efficiency improvements, as described above. Starting in late 2012 through 2013, we plan to include this transmission in the Jeep Grand Cherokee, the Dodge Durango and Ram 1500 pick-up truck. This transmission reduces fuel consumption by up to 12 percent over our current 5-speed transmissions. We ultimately plan to use this transmission in all of our rear-wheel drive vehicles except the heavy-duty versions of the Ram truck.

The second agreement with ZF covers an all-new 9-speed front-wheel drive transmission for medium-duty applications. ZF’s 9-speed transmission is not yet in production anywhere in the world, and will be made available in a Chrysler Group vehicle before being offered by any other vehicle manufacturer. This transmission is expected to reduce fuel consumption by up to 11 percent over our current 6-speed transmissions. We plan to use this transmission in many of our next generation C- and D-segment front-wheel drive vehicles starting in 2013. We intend to manufacture the majority of our volume requirements for both the 8- and 9-speed ZF transmissions at our own facilities in Kokomo, Indiana under licenses from ZF, and to purchase the remainder of our volume requirements from ZF.

Axles. We have a commercial agreement with an affiliate of ZF in which they will produce lightweight axles at our facility in Marysville, Michigan. This relationship affords us access to advanced axle technologies we could not develop on our own without investing significant time and capital. The proprietary ZF axles weigh up to 34 percent less than, and improve fuel efficiency by 2 percent relative to, comparable axles. In 2011, we incorporated the front and rear ZF axles in our Jeep Grand Cherokee, the Dodge Durango and the Ram pickup truck.

Also in 2011, we began to produce the only all-wheel drive passenger vehicles that incorporate front-axle disconnect technology. When the axle is disconnected, the number of rotating components in the driveline is reduced, thus enhancing fuel efficiency. This feature, which we incorporated in our all-wheel drive versions of the Dodge Charger and the Chrysler 300, automatically changes the vehicle’s mode between two-wheel and all-wheel as changes in driving conditions occur, thereby improving safety and performance.

Hybrid Propulsion and Alternative Fuel Vehicles

Our research activities include the development of technology that can be used in a range of electrified vehicles, including conventional hybrids, plug-in hybrids, fully electrified and range-extended electric vehicles. A conventional hybrid vehicle includes both an internal combustion engine and an electric motor to propel the vehicle, and the battery is charged using the combustion engine. A plug-in hybrid vehicle is similar to a conventional hybrid vehicle, but the battery can also be charged through an external power cord. A fully electrified vehicle contains only an electric motor to propel the vehicle that is charged by a power cord, and a range-extended vehicle is a fully electrified vehicle that also contains a generator to power the vehicle when the batteries run low. With respect to these advanced technologies, we are creating modular solutions that can be utilized across various types of electrified vehicles. Additionally, significant effort is focused on optimizing combustion engine technology so that it will be synergistic with hybrid electric vehicle technology, and addressing cost reduction strategies to ensure the affordability of such vehicles in the future.

Currently, we are developing in the U.S. a fully electrified version of the Fiat 500 with a 100 mile range. The Fiat 500 is particularly well-suited for electric technology due to its light weight and small size. We plan to design, manufacture and sell this version of the Fiat 500 in North America. Production is currently scheduled to launch in 2012.

In 2010, we began a three-year demonstration project for a Ram truck plug-in hybrid. This rear-wheel drive vehicle is equipped with a lithium ion battery and has a 20 mile range of zero-emission, pure electric operation. For this demonstration project, we have begun testing a portion of the 140 trucks we plan to run in various climates. We are also currently conducting a similar front-wheel drive vehicle demonstration project using a minivan.

We are also exploring the development of non-electrified hybrid vehicles. In 2010, we partnered with the Environmental Protection Agency, or EPA, to develop and study a hybrid powertrain that will operate using hydraulic power coupled with a gasoline engine. This hybrid hydraulic powertrain study will be aimed at light-duty vehicle applications.

As far as alternative fuels, in early 2013, we will be introducing a Jeep Grand Cherokee with a diesel engine in North America. We expect this version of one our best-selling vehicles to provide significantly improved fuel economy. Together with Fiat, we are also exploring the potential for vehicles that would utilize compressed natural gas and other alternative fuel sources. In 2012, we plan to launch a bi-fuel version of the Ram 2500 for commercial fleet applications, which will be capable of utilizing either compressed natural gas or ordinary gasoline.

Uconnect Technology

Our Uconnect systems currently provide our retail customers access to broadcast media, including satellite broadcasts, personal content and rear seat entertainment, navigation services, traffic and travel data, and hands-free communication. We recently began installing our second generation of Uconnect systems with a new touch-screen, simplified steering wheel controls and hands-free voice commands. We are currently developing a third-generation, flexible Uconnect radio platform that can be personalized to serve the needs of retail customers with varying degrees of skill and comfort with technology. We expect this new platform to include the option to load user-selected applications, similar to smartphones and tablets, as well as accommodate connectivity with our retail customers’ own smartphones. Vehicles will be connected using cellular technology, Bluetooth and WiFi capabilities to provide navigational services, vehicle diagnostic services, emergency notification services, on-demand radio content and other connected services. As currently contemplated, this new platform will provide users with the option to control the radio with a hands-free system that recognizes natural speech. This platform will be designed so that it can be leveraged across our entire vehicle lineup, and can be easily upgraded in the future as this area of technology continues to evolve. Starting late in 2012, we anticipate producing vehicles with this new Uconnect technology, which will include a wide range of connectivity options and intuitive and responsive user interface capabilities to enhance the driving experience and reduce driver distraction.

Intellectual Property

We hold numerous patents for use in our business. We also jointly own or hold licenses to intellectual property in certain technologies with Fiat and other third parties pursuant to various commercial agreements. No single patent is material to our business as a whole. We also own a number of trademarks and service marks that are critical to the recognition of our products by consumers, including, in particular, the Chrysler, Jeep, Dodge, Ram, SRT and Mopar marks, described in —Brands above.

Our intellectual property portfolio is supplemented by our license of certain Fiat intellectual property obtained in the 363 Transaction. The license is exclusive in North America and non-exclusive for other parts of the world.

Raw Materials, Services and Supplies

We procure a variety of raw materials, parts, supplies, utilities, transportation and other services from numerous suppliers to manufacture our vehicles, parts and accessories, primarily on a purchase order basis. Raw materials we use typically consist of steel, aluminum, resin, copper, lead, and precious metals including platinum, palladium and rhodium. In recent years, prices for many of these raw materials have fluctuated significantly and related freight charges have also increased. Prices for all base metals and precious metals fell in the second half of 2011, but remain volatile.

We paid higher prices for steel in the second half of 2011, as our fixed-price supply contracts expired mid-year, and pricing terms in our new contracts were not as favorable. We were able to offset a portion of these price increases through certain cost savings, including re-negotiated pricing for parts, and also by achieving certain technical efficiencies, such as modifying the content of a part. We expect that our new fixed-price contracts, which are approximately 40 percent of our steel purchases, will help to reduce steel price fluctuations in 2012.

Although we have not experienced any significant loss of production as a result of material or parts shortages, we, like our competitors, regularly source systems, components, parts, equipment and tooling from a sole provider or limited number of providers. Therefore, we are at risk of production delays and losses should any supplier fail to deliver goods and services on time. For example, in early 2011, we were forced to idle our minivan manufacturing plant in Windsor, Ontario for approximately one week as a result of a supplier disruption.

Supply of raw materials, parts and components may also be disrupted or interrupted by natural disasters such as the 2011 earthquake and tsunami in Japan, and the floods that affected Thailand and the eastern U.S. We worked proactively with our suppliers to identify shortages of materials and parts, and we successfully took steps to mitigate the impact of the limited number of shortages we identified, by deploying additional personnel, accessing alternative sources of supply and managing our production schedules. In 2011, we also implemented more robust processes to identify emerging capacity constraints in the supplier community given the ramp up in manufacturing volumes to meet expected growth in customer demand. We also continuously monitor supplier performance according to key metrics such as part quality, delivery performance and financial solvency to proactively manage risks in the event of a downturn affecting particular suppliers.

We work with our suppliers on an ongoing basis to reduce our supply costs whenever possible. When one of our suppliers proposes a program or method that results in a cost saving to us, we share that cost saving equally with the supplier for a one-year period after such program or method is implemented, which we believe encourages our suppliers to actively pursue efforts that will reduce our supply costs.

Environmental and Regulatory Matters

The automotive industry is subject to extensive government regulation. Chief among these are vehicle and engine requirements governing safety, emissions and fuel economy and the environmental impacts of our manufacturing operations. As described below, regulations in the U.S. and other countries impose substantial testing and certification requirements with respect to vehicle emissions, fuel economy, noise and safety, and with respect to the emissions and operations of manufacturing plants. The costs of complying with these requirements can be significant, and violations or liabilities with respect to these requirements can result in fines, penalties, vehicle recalls, cleanup costs and claims for personal injury or property damage.

Vehicle Emissions

U.S. Standards. Under the Clean Air Act, the EPA, and the state of California (by EPA waiver) each impose emission limits on new motor vehicles and engines, and other states may adopt California’s limits. For vehicles sold in the U.S., EPA’s Clean Air Act Tier 2 tailpipe emissions standards apply to passenger cars and light trucks (which for this purpose includes our minivans, sport utility vehicles and pick-up trucks other than the Ram 2500/3500 Heavy Duty), and heavy-duty emissions of regulated compounds standards apply to heavy-duty vehicles (our medium-duty and chassis cab trucks). These standards require us to limit tailpipe emissions to certain concentrations, and to conduct both pre-and post-production vehicle testing to demonstrate compliance with these emissions limits.

Emission compliance certification is required from EPA before a vehicle can be sold in the U.S., and from the California Air Resources Board, or CARB, before it can be sold in California (and other states that have adopted the California emissions requirements). The Clean Air Act Tier 2 standards apply for the estimated useful life of a vehicle, and testing can be required for up to eleven years, 120,000 miles, or longer, depending on the compliance category. We are required to monitor and report issues with the emissions performance over the estimated useful life of our vehicles, and can be required to recall, repair or stop delivery of non-conforming vehicles.

In addition, EPA and CARB regulations require that a vehicle’s emissions performance be monitored with onboard diagnostic, or OBD, systems. We have implemented hardware and software systems to comply with the OBD requirements. Conditions identified through OBD systems could lead to vehicle recalls (or other remedial actions) with significant costs for related inspections, repairs, or per-vehicle penalties.

Compliance with emissions standards applicable to vehicles with heavy-duty diesel engines requires the use of additional emissions controls, which are costly and require periodic customer maintenance. We are phasing in one such control, selective catalyst reduction, or SCR, technology, in our heavy-duty trucks. EPA and CARB recently settled litigation challenging EPA’s 2010 model year heavy-duty standards and related SCR guidance. As part of the settlement, EPA agreed to reexamine its policies regarding SCR-equipped engines for 2011 and later model years. Other litigation is pending against EPA and CARB challenging the use of SCR technology. A future decision that constrains the use of SCR technology could interfere with our ability to sell heavy-duty vehicles.

California Standards. California sets its own, more stringent, emissions standards pursuant to a waiver from EPA under the Clean Air Act. CARB has adopted requirements relating to vehicle certification, OBD, and tailpipe emissions limitations known as the Low Emission Vehicle II, or LEV II, standards. CARB is also developing stricter LEV III standards which we expect will apply beginning with 2014 model year vehicles. CARB regulations also require that a specified percentage of cars and certain light-duty trucks sold in California must be zero emission vehicles, or ZEVs, such as electric vehicles or hydrogen fuel cell vehicles. A manufacturer can earn credits toward the ZEV requirement through the sale of advanced-technology vehicles such as hybrid electric vehicles or natural gas vehicles with extremely low tailpipe emissions and, as set forth in the proposed LEV III standards, by over complying with the federal model year 2017 through 2025 standards, retiring such credits, and applying them to its ZEV obligation. The rules also provide certain ZEV credits for partial zero-emission vehicles, or PZEVs, which can include internal combustion engine vehicles certified to very low tailpipe emissions and zero evaporative emissions. The ZEV regulations, which CARB revised most recently in February 2009 for the 2012 and subsequent model years, require increasing volumes of battery electric and other advanced technology vehicles with each model year. We currently comply with the ZEV requirements using a variety of vehicles, including PZEVs and hybrid ZEVs.

The Clean Air Act permits other states to adopt California’s stricter emission standards. Eleven other states (New York, Massachusetts, Maine, Vermont, Connecticut, Pennsylvania, Rhode Island, New Jersey, Oregon, Washington and Maryland), as well as the Province of Quebec, currently use California’s emission standards in lieu of the federal EPA standards, and ten states also have adopted California’s ZEV requirements.

The introduction of the Fiat 500 in the U.S. market in 2011 has enhanced our ability to comply with EPA and California emissions standards because compliance is based on a fleet-wide sales weighted average, and sales of the Fiat and Chrysler Group fleets are combined in the U.S. In addition, the battery electric version of the Fiat 500, which is scheduled to be introduced for sale in the U.S. in 2012, will assist our efforts to comply with the federal greenhouse gas, or GHG, and California ZEV requirements.

California also has GHG emissions limitations, which are discussed below under the caption —Vehicle Fuel Economy and GHG Regulations.

European Standards. The European Union, or EU, regulates emissions for vehicles sold in its member states. Other European countries have adopted similar regulations from the United Nations Economic Commission for Europe. European regulations, like those in the U.S., require certification by regulatory authorities of the emissions performance of our new vehicles before they can be sold. The current Euro-5 EU emission standard was adopted in 2009. The more stringent Euro-6 EU standard will apply to 2014 and later model year vehicles. The new standards will require the development of additional diesel engine technology, which is likely to increase the cost of diesel engines and compromise total fuel economy. The EU also requires such programs as OBD and pre- and post-production testing. We expect the combined Chrysler Group and Fiat vehicle fleet to meet the requirements of both the Euro-5 and Euro-6 standards, as applicable.

Other Regions. Vehicles sold in Asia, South America and other parts of the world also are subject to local emissions and evaporative standards and OBD requirements. We expect to comply with such requirements, which generally are based on the EU standards, California standards, or a hybrid standard based on those established programs.

Vehicle Fuel Economy and GHG Regulation

U.S. Requirements. Since enactment of the 1975 Energy Policy and Conservation Act, or EPCA, the National Highway Transportation Safety Administration, or NHTSA, has established minimum average fuel economy requirements, known as Corporate Average Fuel Economy, or CAFE, standards, for fleets of new passenger cars and light-duty trucks sold in the U.S. A manufacturer is subject to civil penalties if it fails to meet the CAFE standard in any model year, after taking into account all available credits for performance in the last three model years or expected performance in the next five model years. Passenger cars imported into the U.S. are averaged separately from those manufactured in the U.S., but all light trucks are averaged together.

The 2007 Energy Independence and Security Act, or EISA, revised EPCA and required NHTSA to establish more stringent CAFE standards beginning with the 2011 model year. Among other things, although there will continue to be separate standards for cars and light trucks, standards must be set such that they increase year over year to achieve an industry-wide standard by 2016. The CAFE standards applicable to all manufacturers’ 2011-2016 model year domestic and imported passenger car and light-duty truck fleets are “footprint-based,” meaning that each manufacturer’s fuel economy requirement is dependent on the size and the sales volumes, of the mix of models in the manufacturer’s fleet. Meeting these CAFE standards caused us to make costly adjustments to our product plans through the 2016 model year.

In addition, there has been significant interest among vehicle manufacturers, governmental authorities, environmental groups, and consumers regarding the impact of GHG vehicle emissions, primarily CO2, on the global climate. There has also been significant regulatory uncertainty in this area since regulating GHG vehicle emissions also has the effect of regulating fuel economy.

In May 2009, President Obama announced an agreement in principle among EPA and other federal agencies, the State of California and the automotive industry to establish a coordinated national program to reduce GHGs under the Clean Air Act and improve fuel economy. EPA and the NHTSA subsequently issued a joint final rule under EPA’s GHG and NHTSA’s CAFE standards to implement a coordinated national GHG and fuel economy program for light-duty vehicles (passenger cars, light-duty trucks, and medium-duty passenger vehicles) establishing standards for model years 2012 through 2016. Additionally, EPA and NHTSA issued a joint final rule on September 15, 2011, that establishes a similar GHG/fuel economy national program for medium and heavy-duty vehicles, beginning with model year 2014 for GHG standards, and model year 2016 for fuel economy standards.

On July 29, 2011, President Obama announced an agreement-in-principle between EPA, CARB, Chrysler Group and certain other automakers to extend the coordinated GHG/fuel economy national program for light-duty vehicles to model years 2017 through 2025. On November 16, 2011, EPA and NHTSA subsequently issued a proposed rule, calling for year-over-year increases in fuel economy until the average fleet-wide standards reach 54.5 mpg by 2025. The proposed rule calls for a “mid-term review” to be completed by 2021 that compels EPA and NHTSA to evaluate the market acceptance of advance vehicle technology, as well as other assumptions that formed the basis for the rule, and to determine whether the standards are appropriate. The proposed rule is harmonized with CARB’s GHG rule, so that compliance with the federal rule constitutes compliance with CARB’s rule. EPA’s proposed rule contains a variety of compliance flexibilities, including incentives for sales of electric vehicles and hybrids, as well as alternative fuels like compressed natural gas or hydrogen fuel cell vehicles, and the use of the new low-global warming potential refrigerant HFO1234yf. NHTSA’s corresponding proposed CAFE rule imposes new vehicle safety standards in conjunction with the fuel economy standards.

While we believe that our current product plan will meet the applicable federal and California GHG/fuel economy standards established through model year 2016, our compliance is dependent on our ability to purchase the refrigerant HFO1234yf, which would generate GHG credits pursuant to EPA’s GHG rule for model years 2012 through 2016. Manufacturing delays and consequential product shortages outside of our control could threaten the supply of the refrigerant in sufficient volumes so that our compliance needs are not met. Based on projected sales volumes and fleet mix, compliance with the standards as proposed for the 2017 through 2025 model years will require us to take further additional costly actions or to limit the sale of certain of our vehicles in certain states. Further, if the final federal rule for model years 2017 through 2025 is not harmonized with CARB’s GHG rule, then we will incur heightened costs to comply with the two sets of regulations. Additionally, if pending litigation challenging EPA’s ability to regulate GHG vehicle emissions as a pollutant is successful (such that the model years 2012 through 2016 rule is violated) and, as a result, CARB enforces its GHG rule separately, we would need to adjust our product plan and would incur additional cost.

European Requirements. The EU promulgated passenger car CO2 emissions regulations, beginning in 2012 and phasing in compliance through 2015. These regulations target vehicle weight, calculated as an average across the manufacturer’s fleet. The law also provides certain flexibility, such as credits for “eco-innovations,” alternative fuel use, and vehicles with very low CO2 emissions. We are developing a compliance plan based on our predicted fleets and vehicle CO2 emissions averages of Chrysler Group and Fiat vehicles sold in Europe. The EU also adopted CO2 emissions standards for light commercial vehicles, a program similar to the passenger car program.

Another set of regulations, called the “complementary measures” laws, could potentially require low-rolling resistance tires, tire-pressure monitors, gear shift indicators, fuel economy indicators and more efficient air conditioners. Some EU members have adopted or are considering CO2-based tax incentives.

Canadian Requirements. Canadian federal emissions regulations are substantially similar to the U.S. regulations described above, including compliance certification requirements.

Requirements in Other Regions. China, Korea, India and South American countries have proposed or are considering establishing fuel economy/GHG emissions requirements that would pose additional compliance obligations, that would increase the cost of our vehicles.

Vehicle Fuel Content

For years, EPA regulations have allowed conventional gasoline to contain up to 10 volume percent ethanol, or E10, and we and other vehicle manufacturers designed vehicles to accommodate E10. Ethanol is an alcohol-based fuel generally made with starch crops, such as corn. Proponents of ethanol maintain that its use can reduce GHG emissions and dependence on oil.

In response to an application for waivers filed by ethanol manufacturers, EPA granted waivers under the Clean Air Act that allow fuel manufacturers to introduce gasoline containing up to 15 volume percent ethanol, or E15, for use in certain light-duty vehicles (including passenger cars, light-duty trucks and sport utility vehicles). The first waiver, granted in October 2010, allows such use in model year 2007 and newer vehicles, and the second waiver, granted in January 2011, allows such use in model year 2001 through 2006 vehicles.

In connection with the E15 waiver application, the automotive industry expressed concern to EPA that the use of E15 in prior model year vehicles designed for E10 could result in fuel system failures, OBD system warnings, customer dissatisfaction and increased warranty claims since ethanol is more corrosive than gasoline. EPA imposed conditions on the waivers that it believes will assure the quality of E15 and reduce the potential for misfueling of older model year vehicles. Automotive industry representatives and other groups challenged the waivers and those lawsuits are pending. Currently, sale of E15 is not permitted, as all administrative hurdles have not been met.

Certain of our vehicles are specially designed as flexible fuel vehicles capable of using up to 85 volume percent ethanol, or E85, or conventional gasoline, or any mixture of those two fuels. By 2013, we expect that all of our engines will be designed to be flexible fuel capable, and we expect that approximately 50 percent of our fleet will be flexible fuel vehicles.

Vehicle Safety

U.S. Requirements. Under federal law, all vehicles sold in the U.S. must comply with all applicable Federal Motor Vehicle Safety Standards, or FMVSS, promulgated by the NHTSA, and they must also be certified by their manufacturer as being in compliance with those standards. In addition, if a vehicle contains a defect that is related to motor vehicle safety or does not comply with an applicable FMVSS, the manufacturer must notify vehicle owners and provide a remedy. Moreover, the Transportation Recall Enhancement, Accountability, and Documentation Act, or TREAD Act, requires us to report certain information related to certain claims and lawsuits involving fatalities and injuries in the U.S. if alleged to be caused by our vehicles, and other information related to customer complaints, warranty claims, and field reports in the U.S., as well as information about and fatalities and recalls outside the U.S.

Several new or amended FMVSS’s will take effect during the next few years (sometimes under phase-in schedules that require only a portion of a manufacturer’s fleet to comply in the early years of the phase-in). These include an amendment to the side impact protection requirements that added several new tests and performance requirements (FMVSS No. 214), an amendment to the roof crush resistance requirements (FMVSS No. 216), and an amendment to the head restraint requirements (2FMVSS No. 202a). In addition, the NHTSA recently proposed to adopt a new FMVSS that would require all light vehicles to be equipped with a rear-mounted video camera and an in-vehicle visual display. Compliance with these new requirements, as well as other possible prospective NHTSA requirements, is likely to be difficult and/or costly.

Requirements in Other Regions. We are subject to certain safety standards and recall regulations in the markets outside the U.S. in which we operate. Foreign safety standards often have the same purpose as the U.S. standards, but they may differ in their requirements and test procedures. From time to time, other countries adopt safety requirements that are more stringent than U.S. standards. The EU and many other countries require “type approval” by a government agency before a vehicle can be sold, while the U.S. and Canada require “self-certification” by the manufacturer.

Environmental Regulation of Manufacturing Operations

We operate manufacturing facilities and other facilities, primarily in the U.S., Canada and Mexico, that are subject to a multitude of federal, state/provincial and local environmental protection laws, including those that govern air emissions, water discharges, hazardous substance handling, storage and use, waste generation, management and disposal, remediation of site contamination, odor and noise. These requirements impose various operating permit, data collection and reporting requirements.

A variety of air, water and waste regulations are currently the subject of litigation and rulemaking procedures that might result in potential modifications to the rules, including, in the U.S., the boiler maximum achievable control technology, or Boiler MACT, and commercial and industrial solid waste incinerator, or CISWI, rules, the definition of solid waste, and the ozone and particulate National Ambient Air Quality Standards, among others. Additionally, new and existing regulations of nitrogen dioxide, or NO2, in the U.S. and Canada impose local air quality limits on the emissions from manufacturing facilities that must be managed continuously, and can impact expansion activities.

As a result of the federal vehicle GHG standards that came into effect in January 2011, CO2 and other GHGs were deemed to be pollutants subject to regulation under the Clean Air Act. Consequently, in May 2010, EPA issued a rule that phases in new requirements for operating permits beginning in 2011 for facilities based on annual emissions of GHGs. The rule tailors the application of two operating permit programs, the prevention of significant deterioration, or PSD, program and the Title V program, to facilities based on their emissions level, industrial category, and current permit status. EPA has issued further rulemaking and guidance on the requirement, though questions still remain on rules regarding the use the “best available control technology” and other matters. There is litigation challenging the GHG rule for model years 2012 through 2016, as it triggered regulatory control of GHG emissions from U.S. manufacturing facilities. If this litigation is successful in voiding the GHG rule for model years 2012 through 2016, we could be subject to the stricter California standards in both California and in the states that adopted the California standards, which outcome could cause us to incur additional expenses for the modification of vehicles, or could limit the sale of certain vehicles. These new requirements will apply to most of our U.S. manufacturing facilities and may require us to install additional pollution control equipment and/or change operating processes.

We expect to spend an aggregate of approximately $24 million in the 2012-2013 period for pollution control equipment and other capital expenditures at our North American facilities in connection with stationary source standards for controlling air and water pollution and hazardous waste. We expect environmental requirements applicable to our industry to become more stringent over time, and significant expenditures could be required to comply with environmental requirements that may be adopted or imposed in the future.

On June 10, 2009, we purchased certain facilities (land and buildings) from Old Carco in the 363 Transaction. Old Carco retained all liabilities arising under the federal Comprehensive Environmental Response, Compensation and Liability Act, or under any analogous state law, with respect to those facilities. We licensed some of the facilities that we did not purchase from Old Carco for limited periods, all of which concluded as of April 2011. We did not assume pre-bankruptcy environmental liabilities with respect to those licensed facilities, though we remain responsible for our own activities at those facilities during the license period. We were required to remove any excess materials and waste generated by our operations at those licensed facilities during the time we operated there.

Employees

The following table summarizes the number of our salaried and hourly employees at the respective period ends:

	As of December 31,
Employees	2011	2010	2009	2008 (1)(2)	2007 (1)(2)
Salaried	16,116	13,706	12,405	12,951	19,096
Hourly	39,571	37,917	34,921	39,240	54,190

Total	55,687	51,623	47,326	52,191	73,286

(1)	Chrysler Group began operations on June 10, 2009. The table includes employees of Old Carco at December 31, 2008 and 2007.
(2)	Old Carco reduced its workforce in 2008 by approximately 29 percent, primarily through voluntary separations and early retirement programs.

The increase in our salaried workforce in 2010 and 2011 is attributable largely to our increased hiring of engineers and other research and development employees. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations —Year Ended December 31, 2011 compared to the Year Ended December 31, 2010 and the Period from June 10, 2009 to December 31, 2009 —Chrysler Group —Research and Development Expenses, Net for additional information.

In the U.S. and Canada combined, most of our hourly employees and approximately one-quarter of our salaried employees are represented by unions under collective bargaining agreements. The UAW and the National Automobile, Aerospace, Transportation and General Workers Union of Canada, or CAW, represent substantially all of these employees in the U.S. and Canada, respectively.

Our collective bargaining agreements with the UAW and the CAW were amended in 2009 in connection with the 363 Transaction in order to achieve hourly employee labor costs comparable to those of transplant automotive manufacturers (specifically, employees of Nissan Motor Company, Toyota Motor Corporation and American Honda Motor Company employed in the U.S.) through:

•

Compensation Reductions —including wages and benefits, so that the average total amount of compensation, per hour and per person, paid to our employees is competitive with the average total amount of such compensation paid per hour and per person by the transplant automotive manufacturers to their employees.

•

Severance rationalization —eliminating the payment of any compensation or benefits to UAW-represented employees who have been fired, laid-off, furloughed, or idled, other than customary severance pay, including the elimination of the employment security system commonly known as the “Jobs Bank.”

•	Work Rules —application of work rules in a manner that is competitive with the work rules for employees of the transplant automotive manufacturers.

We successfully negotiated a new four-year national collective bargaining agreement ratified by the UAW in October 2011. The provisions of this new agreement, which cover approximately 26,000 U.S. hourly and salaried employees, continued many of the concessions achieved through the 2009 amendments, but also include certain opportunities for success-based compensation based upon certain quality metrics and financial performance. The new agreement provides UAW-represented employees with a simplified profit sharing plan that is directly aligned with our profitability.

Our collective bargaining agreement with the CAW expires in September 2012.

Cyclical Nature of Business

As is typical in the automobile industry, our vehicle sales are highly sensitive to general economic conditions, availability of affordably priced financing for dealers and retail customers and other external factors, including fuel prices, and as a result may vary substantially from quarter to quarter and year to year. Retail customers tend to delay the purchase of a new vehicle when disposable income and consumer confidence are low. These economic indicators were significantly depressed during 2008 and 2009, and showed only a modest and uneven recovery during 2010 and 2011. In addition, our vehicle production volumes and related revenues may vary from month to month, sometimes due to plant shutdowns, which may occur for several reasons, including production changes from one model year to the next. Model year changes occur throughout the year. Plant shutdowns, whether associated with model year changeovers or other factors, such as temporary supplier interruptions, can have an impact on our revenues and a negative impact on our working capital as we continue to pay suppliers under standard contract terms while we do not receive proceeds from vehicle sales.

Item 1A.	Risk Factors.

We face a variety of risks in our business. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of or that we currently believe to be immaterial, may also become important factors that affect us. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected.

Economic weakness has adversely affected our business, particularly in our principal market, North America. If economic conditions do not continue to improve, or if they weaken, our results of operations could continue to be negatively affected.

Our business, financial condition and results of operations have been, and may continue to be, adversely affected by worldwide economic conditions. Overall demand for our vehicles, as well as our profit margins, could decline as a result of many factors outside our control, including economic recessions, changes in consumer preferences, increases in commodity prices, changes in laws and regulations affecting the automotive industry and the manner in which they are enforced, inflation, fluctuations in interest and currency exchange rates and changes in the fiscal or monetary policies of governments in the areas in which we operate, the effect of which may be exacerbated during periods of general economic weakness. Depressed demand for vehicles affects our suppliers as well. Any decline in vehicle sales we experience may, in turn, adversely affect our suppliers’ ability to fulfill their obligations to us, which could result in production delays, defaults and inventory management challenges. These supplier events could further impair our ability to sell vehicles.

Current financial conditions and, in particular, unemployment levels, limited availability of dealer and consumer financing and low consumer confidence levels continue to place significant economic pressures on our customers and dealer network and have negatively impacted our vehicle sales. Any significant further deterioration in economic conditions may further impair the demand for our products and our results of operations, financial position and cash flows could be materially and adversely affected.

As in prior years, in 2011 over 85 percent of our vehicle sales were to customers in the U.S. and Canada. In the U.S., where we sell most of the vehicles we manufacture, industry-wide vehicle sales declined from 16.5 million vehicles in 2007 to 10.6 million vehicles in 2009, and have only recently and slowly recovered to 13.0 million vehicles for 2011. Old Carco’s U.S. vehicle sales were 2.1 million vehicles in 2007 versus U.S. vehicle sales for Chrysler Group of 1.4 million vehicles in 2011. Although vehicle sales in North America recovered somewhat in 2010 and in 2011, the recovery has been slower and shallower than many industry analysts predicted. This limited recovery in vehicle sales may not be sustained. For instance, continued weakness in the U.S. new home construction market would likely depress sales of pick-up trucks, one of our strongest selling products. As a result, we may experience further declines in vehicle sales in the future, which would materially and adversely affect our financial condition and results of operations.

Although we are seeking to increase the proportion of our vehicle sales outside of North America, we anticipate that our results of operations will continue to depend substantially on vehicle sales in the North American markets. Our vehicle sales in North America will therefore continue to be critical to our plans to maintain and improve current levels of profitability. Our principal competitors, including General Motors and Ford Motor Company, or Ford, however, are more geographically diversified and are less dependent on sales in North America. As a result, any further significant decline in demand in the North American market would have a disproportionately large negative effect on our vehicle sales and profitability relative to our principal competitors, whose vehicle sales are not similarly concentrated.

We depend on the Fiat alliance to provide new vehicle platforms and powertrain technologies, additional scale, and management resources that are critical to our viability and success.

In connection with the 363 Transaction, we entered into an alliance with Fiat in which Fiat became our principal industrial partner. The Fiat alliance is intended to provide us with a number of long-term benefits, including access to new vehicle platforms and powertrain technologies, particularly in smaller, more fuel-efficient segments where we do not have a significant presence, as well as procurement benefits, management services and global distribution opportunities. The Fiat alliance is also intended to facilitate our penetration in many international markets where we believe our products would be attractive to consumers, but where we do not have significant penetration.

We believe that our ability to realize the benefits of the alliance is critical for us to compete with our larger and better-funded competitors. If we are unable to convert the opportunities presented by the alliance into long-term commercial benefits, either by improving sales of our vehicles and service parts, reducing costs or both, our financial condition and results of operations may be materially adversely affected.

Because of our dependence on the Fiat alliance, any adverse development in the Fiat alliance could have a material adverse effect on our business prospects, financial condition and results of operations. Therefore, if the Fiat alliance does not bring us its intended benefits, or if there is any adverse change in the Fiat alliance due to disagreements between the parties, changes in circumstances at Fiat or at our Company, there may be a material adverse effect on our business prospects, financial condition and results of operations.

In addition, our dependence on the Fiat alliance may subject us to risks associated with Fiat’s own business and financial condition. Although Fiat has executed its own significant industrial restructuring and financial turnaround over the past several years, it remains smaller and less well-capitalized than many of its principal competitors in Europe and globally, and Fiat has historically operated with more limited capital than many other global automakers. Moreover, Fiat’s sales and revenue have been negatively affected by the continued uncertainty arising from the sovereign debt crisis affecting economic conditions in Europe. If Fiat cannot fulfill all of its obligations under the Fiat alliance, we would not realize all of the benefits we have anticipated from the Fiat alliance, which may adversely affect our financial condition and results of operations.

Fiat may terminate the master industrial agreement dated June 10, 2009 and related ancillary agreements at any time on 120 days’ prior written notice, although each party would be required to continue to provide certain distribution services and technology rights and other items provided under the agreement for certain transition periods as described below under Item 13. Certain Relationships and Related Transactions, and Director Independence —Transactions with Fiat. In addition, either we or Fiat may terminate the master industrial agreement and related ancillary agreements if the other party either commits a breach that is material, considering all ancillary agreements taken as a whole, or in the event of certain bankruptcy, liquidation or reorganization proceedings. Upon a termination for breach or bankruptcy event, the terminating party will be entitled to receive continued distribution services and technology rights and other items from the other party as noted above. A termination of the Fiat alliance could have a material adverse effect on our business prospects, financial condition and results of operations.

Notwithstanding our close industrial alliance, Fiat’s significant control over our management, operations and corporate decisions may result in conflicts of interest.

Our LLC Operating Agreement accords significant management oversight and governance rights to Fiat as a holder of the majority of our membership interests. Fiat currently holds a majority ownership interest in us, and therefore has the right to appoint a majority of the Board. As a result, to the extent permitted by the covenants in our debt agreements, Fiat has the ability to control our management and operations, including with respect to significant corporate transactions such as mergers and acquisitions, asset sales, borrowings, issuances of securities and our dissolution, as well as amendments to our LLC Operating Agreement. Fiat’s control is subject only to a requirement that the Company must have the consent of the VEBA Trust, holder of the remaining ownership interest in us, to make certain major decisions that would disproportionately affect the VEBA Trust. Despite processes we have implemented to guard against conflicts of interest and to review affiliate transactions, there can be no assurance that Fiat will not take actions or cause the Company to take actions that are not in the best interests of the Company. See Item 13. Certain Relationships and Related Transactions, and Director Independence —Policies and Processes for Transactions Involving Related Parties for a description of the review processes in place.

Actual or perceived conflicts of interest may arise between us and Fiat in a number of areas relating to our industrial alliance. These may include:

Management. We benefit from the significant management experience of Fiat’s leadership team, which was gained in part through Fiat’s own industrial turnaround. Both our Chief Executive Officer and Chief Financial Officer serve in those same roles for Fiat and serve on a Fiat executive management committee (the Group Executive Council, or GEC) formed to oversee the management and integration of all Fiat interests, including its interest in Chrysler Group. Members of this committee include several other employees of Chrysler Group. Chrysler Group executives who serve on the GEC owe duties to Chrysler Group and therefore may have conflicts of interest with respect to matters involving both companies. Moreover, although the GEC cannot contractually bind Chrysler Group, and recommendations made by the GEC to Chrysler Group, including transactions with Fiat affiliates, are subject to our own internal review and approval procedures, there can be no assurance that these potential conflicts will not affect us. See Item 13. Certain Relationships and Related Transactions, and Director Independence —Policies and Processes for Transactions Involving Related Parties for a description of the review processes in place.

Moreover, in addition to serving as Chief Executive Officer of both Fiat and Chrysler Group, Mr. Marchionne also serves as Chairman or Chief Executive Officer of several significant business units within Fiat and Fiat Industrial including Fiat Group Automobiles, Case New Holland, or CNH, and Iveco. Mr. Marchionne does not receive any salary compensation from us for serving as our Chief Executive Officer, and we do not have a specified allocation of Mr. Marchionne’s time and attention. If Mr. Marchionne allocates more of his time and attention to non-Chrysler matters, our business may suffer as a result.

Industrial alliance. We have entered into a number of agreements with Fiat to implement and extend our industrial alliance pursuant to which each party has provided, or agreed to provide, the other with goods, services and other resources. We expect to enter into additional agreements to further our industrial alliance from time to time. Although we believe that these arrangements bolster a sense of cooperation and mutual dependence between the two companies, conflicts may arise in the performance of the parties’ obligations under these agreements or in the interpretation, renewal or negotiation of these arrangements. Although the terms of any such transactions with Fiat will be established based upon negotiations between us and Fiat and, in certain cases, will be subject to the approval of the “disinterested” members of our Board or a committee of such directors, there can be no assurances that the terms of any such transactions will be as favorable to us as we may otherwise have obtained in arm’s length negotiations with a party other than Fiat. In addition, while our Senior Credit Agreement and the indenture governing the Secured Senior Notes include covenants restricting transactions between us and Fiat, compliance with these covenants may not prevent us from entering into transactions that are, particularly with the benefit of future hindsight, unfavorable to us.

Business Opportunities. Although we believe that our operational strengths complement those of Fiat, which limits the scope for business conflicts, there may be areas in which the companies will compete with one another, including with respect to business opportunities that may be of interest to both parties. We may be restricted from pursuing such opportunities by virtue of Fiat’s control of us.

We may not be successful in increasing our vehicle sales outside of North America, and if we do increase our vehicle sales outside of North America we will be exposed to additional risks of operating in different regions and countries.

We currently generate a small proportion of our vehicle sales outside of North America. As part of our business plan, and to capitalize on opportunities presented by our industrial alliance with Fiat, we intend to actively pursue growth opportunities in a number of markets outside North America. Expanding our operations and vehicle sales internationally may subject us to additional regulatory requirements and cultural, political and economic challenges, including the following:

•	securing relationships to help establish our presence in local markets, including distribution and vehicle finance relationships;

•	hiring and training personnel capable of marketing our vehicles, supporting dealers and retail customers, and managing operations in local jurisdictions;

•	identifying and training qualified service technicians to maintain our vehicles, and ensuring that they have timely access to diagnostic tools and parts;

•

localizing our vehicles to target the specific needs and preferences of local customers, including with respect to vehicle safety, fuel economy and emissions, which may differ from our traditional customer base in North America;

•	implementing new systems, procedures and controls to monitor our operations in new markets;

•	multiple, changing and often inconsistent enforcement of laws and regulations;

•	satisfying local regulatory requirements, including those for vehicle safety, fuel economy or emissions;

•	competition from existing market participants that have a longer history in, and greater familiarity with, the local markets we enter;

•	differing labor regulations and union relationships;

•	consequences from changes in tax laws;

•	tariffs and trade barriers;

•	laws and business practices that favor local competitors;

•	fluctuations in currency exchange rates;

•	extended payment terms and the ability to collect accounts receivable;

•	imposition of limitations or conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries; and

•	changes in a specific country’s or region’s political or economic conditions.

If we fail to address these challenges and other risks associated with international expansion, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results.

Our future success depends on our continued ability to introduce new and refreshed vehicles that appeal to a wide base of consumers and to respond to changing consumer preferences, economic conditions, and government regulations.

Until 2011, our vehicle portfolio had fewer new or significantly refreshed vehicle models than many of our competitors, largely due to capital constraints experienced by Old Carco over the period from 2007 to 2009. Our relative lack of new or significantly refreshed product offerings during this period had an adverse effect on our vehicle sales, market share, average selling price and profitability. In late 2010 and early 2011, we began selling 16 vehicles that we significantly upgraded and updated to meet our customers’ changing demands and expectations as described in detail under Item 1. Business —Products. In order to meet these goals, we had to invest heavily in vehicle design, engineering and manufacturing. Our ability to realize acceptable returns on these investments will depend in large part on consumers’ acceptance of our new and significantly refreshed vehicles.

We undertake significant market research and testing prior to developing and launching new or significantly refreshed vehicles. Nevertheless, market acceptance of our products depends on a number of factors, many of which are outside of our control and require us to anticipate customer preferences and competitive products several years in advance. These factors include the market perception of styling, safety, reliability and cost of ownership of our vehicles as compared to those of our competitors, as well as other factors that affect demand, including price competition and financing or lease programs. If we fail to continue to introduce new and/or significantly refreshed vehicles in those segments that can compete successfully in the market, or if we fail to successfully reduce our concentration in those vehicle segments with declining consumer preferences, our financial condition and results of operations could deteriorate.

Competition has traditionally been intense in the automotive industry and has intensified further in recent years, including in the utility vehicle, minivan and truck segments that historically have represented most of our U.S. vehicle sales. In 2010 and in 2011, these segments accounted for approximately 74 percent of our vehicle sales in the U.S. whereas truck, utility vehicle and minivan sales accounted for only about 54 percent and 52 percent of the overall U.S. market in 2011 and 2010, respectively. In prior years, our competitors had been successful in introducing new vehicles in these segments that have taken market share away from us. At times, consumer preference has shifted away from these vehicles, which all have relatively low fuel economy, due to elevated fuel prices, environmental concerns, economic conditions, governmental actions or incentives, and other reasons, adversely affecting our overall market share and profitability. In particular, a return to higher fuel prices, continued volatility in fuel prices or fuel shortages, particularly in the U.S. could have a disproportionate effect on our vehicle sales as compared to our competitors.

If our new or significantly refreshed products are not received favorably by customers, our vehicle sales, market share and profitability will suffer. If we are required to cut capital expenditures due to insufficient vehicle sales and profitability or if we decide to reduce costs and conserve cash, our ability to continue our program of improving and updating our vehicle portfolio and keeping pace with product and technological innovations introduced by our competitors will be diminished, which may further reduce demand for our vehicles.

The automotive industry is highly competitive and suffers from excess manufacturing capacity. Our competitors’ efforts to increase their share of vehicle sales could have a significant negative impact on our vehicle pricing, market share and operating results.

The automotive industry is highly competitive, particularly in the U.S., our primary market. Moreover, we believe aggregate manufacturing capacity in the global automotive industry substantially exceeds demand, particularly over the past several years. We have a relatively high proportion of fixed costs and have significant limitations on our ability to reduce fixed costs by closing facilities and/or reducing labor expenses in the short term. Our competitors may respond to these conditions by attempting to make their vehicles more attractive or less expensive to customers by adding vehicle enhancements, providing subsidized financing or leasing programs, offering option package discounts, price rebates or other sales incentives, or by reducing vehicle prices in certain markets. In addition, manufacturers in countries such as China and India, which have lower production costs, have announced that they intend to export lower-cost automobiles to established markets, including North America. These actions have had, and are expected to continue to have, a significant negative impact on our vehicle pricing, market share, and operating results, and present a significant risk to our ability to improve or even maintain our average selling price per vehicle.

Offering desirable vehicles that appeal to customers can mitigate the risks of increased price competition, but vehicles that are perceived to be less desirable (whether in terms of price, quality, styling, safety, fuel efficiency or other attributes) can exacerbate these risks.

Dealer sourcing and inventory management decisions could adversely affect sales of our vehicles and service parts.

We sell most of our vehicles and service parts through our dealer network. Our vehicle and service part sales depend on the willingness and ability of our dealer network to purchase vehicles and service parts for resale to retail customers. Our dealers’ willingness and ability to make these purchases depends, in turn, on the rate of their retail vehicle sales, as well as the availability and cost of capital and financing necessary for dealers to acquire and hold inventories for resale. The dealers carry inventories of vehicles and service parts in their ongoing operations and they adjust those inventories based on their assessment of future sales prospects, their ability to obtain wholesale financing, and other factors. Certain of our dealers may also carry products or operate separate dealerships that carry products of our competitors and may focus their inventory purchases and sales efforts on products of our competitors due to industry and product demand or profitability. These inventory and sourcing decisions can adversely impact our sales, financial condition and results of operations.

Availability of adequate financing on competitive terms for our dealers and retail customers is critical to our success. Our lack of a captive finance company could place us at a competitive disadvantage to competitors that have a captive finance company and therefore may be able to offer consumers and dealers financing and leasing on better terms than our customers and dealers are able to obtain. In lieu of a captive finance company, we depend on our relationship with Ally to supply a significant percentage of this financing.

Our dealers enter into wholesale financing arrangements to purchase vehicles from us to hold in inventory to facilitate vehicle sales, and our retail customers use a variety of finance and lease programs to acquire vehicles. Insufficient availability of financing to Old Carco’s dealers and retail customers contributed to sharp declines in Old Carco’s vehicle sales and lease volumes, and in turn, its cash inflows, during 2008, and was one of the key factors leading to Old Carco’s bankruptcy filing. For example, lease arrangements accounted for 13.7 percent of sales in 2007 and 15.9 percent of sales in 2006. During the recent credit crisis, market availability of leasing fell substantially and Chrysler Financial discontinued lease financing in the U.S. and Canada in August 2008. Our 2010 leasing volumes were significantly below historical levels, and despite recent increases in 2011, our inability to offer competitive leases may negatively impact our vehicle sales volumes and market share. Our results of operations therefore depend on establishing and maintaining appropriate sources of financing for our dealers and retail customers.

Unlike most of our competitors who operate and control their own captive finance companies, we do not have a captive finance company and are not affiliated with Old Carco’s former affiliated finance company, Chrysler Financial. Our competitors with captive finance companies may be better able to implement financing programs designed principally to maximize vehicle sales in a manner that optimizes profitability for them and their captive finance companies on an aggregate basis, including with respect to the amount and terms of the financing provided. If such competitors offer retail customers and dealers financing and leasing on better terms than our customers and dealers are able to obtain, consumers may be more inclined to purchase or lease our competitors’ vehicles and our competitors’ dealers may be better able to stock our competitors’ products, each of which could adversely affect our results of operations. In addition, unless financing arrangements other than for retail purchase continue to be developed and offered by banks to our retail customers in Canada, our lack of a captive finance company could present a competitive disadvantage in Canada, since banks are restricted by law from providing retail lease financing in Canada.

In connection with the 2009 restructuring of the U.S. automotive industry, and with the assistance of the U.S. Treasury, we entered into an auto finance relationship with Ally, which historically was the captive finance company of General Motors, one of our principal competitors. Following its own participation in the 2009 restructuring of the U.S. automotive industry, Ally has been majority owned by the U.S. Treasury, although General Motors and Ally’s former majority owner, Cerberus, each retain partial ownership. As of December 31, 2011, Ally was financing approximately 60 percent of our dealers in the U.S.

Pursuant to our agreement with Ally, Ally will consider applications for financing made by our dealers and their retail customers in accordance with Ally’s usual and customary standards, and will make lending decisions in accordance with its business judgment. Nevertheless, Ally is not obligated to provide financing to our dealers, nor is Ally required to fund a certain number of vehicle sales or leases for our customers. On the other hand, we must offer all subvention programs to Ally, and we are required to ensure that Ally finances a specified minimum percentage of the units we sell in North America under rate subvention programs in which it elects to participate.

We expect Ally to provide us services comparable to those Ally provides to its other strategic business partners, including General Motors. Nevertheless, our ability to fully realize the value of our relationship with Ally may be adversely affected by a number of factors, including General Motors’ historic and ongoing relationship with Ally, and General Motors’ current equity ownership in Ally.

In addition, Ally, as a bank-holding company is subject to extensive federal regulation (including risk-based and leverage capital requirements, as well as various financial safety and soundness standards). As a regulated financial institution, Ally may be subject to more stringent underwriting and other lending criteria as compared to captive finance companies of our competitors. In addition, Ally may face other demands on its capital, including the need or desire to satisfy funding requirements for dealers or customers of our competitors as well as liquidity issues relating to investments in non-automotive financial assets, including sub-prime real estate mortgages. Therefore, Ally may not have the capital and liquidity necessary to support our vehicle sales, and even with sufficient capital and liquidity, Ally may apply lending criteria in a manner that will adversely affect our vehicle sales. In addition, Ally may suspend its performance under the agreement, after notice to us, in the event that Ally’s unsecured financial exposure (as defined in the agreement) exceeds a specified amount. Our agreement with Ally extends through April 20, 2013, with automatic one year renewals unless either party elects not to renew by a renewal deadline that is twelve months prior to the expiration date of the agreement, or April 2012.

To the extent that Ally is unable or unwilling to provide sufficient financing at competitive rates to our dealers and retail customers, or if Ally elects to terminate our agreement in April 2012 and we do not have adequate alternatives in place, our dealers and retail customers may not have sufficient access to such financing. As a result, our vehicle sales and market share may suffer, which would adversely affect our financial condition and results of operations.

Our profitability depends on reaching certain minimum vehicle sales volumes. If vehicle sales do not continue to increase, or if they deteriorate, our results of operations will suffer.

Our business and results of operations depend upon our ability to achieve certain minimum vehicle sales volumes. As is typical for an automobile manufacturer, we have significant fixed costs and therefore, changes in our vehicle sales volume can have a disproportionately large effect on profitability. In addition, we generally receive payments from vehicle sales to dealers in North America within a few days of shipment from our assembly plants, whereas there is a lag between the time we receive parts and materials from our suppliers and the time we are required to pay for them. As a result, we tend to operate with working capital supported by these terms with our suppliers, and periods of vehicle sales declines therefore have a significant negative impact on our cash flow and liquidity as we continue to pay suppliers during a period in which we receive no proceeds from vehicle sales. If our vehicle sales do not continue to increase, or if they were to decline to levels significantly below our assumptions, due to financial crisis, renewed recessionary conditions, changes in consumer confidence, geopolitical events, limited access to financing or other factors, our financial condition and results of operations would be substantially adversely affected.

Our business plan depends, in part, on reducing the extent to which we depend on dealer and retail incentives to sell vehicles, and our ability to modify these market practices is uncertain.

The intense competition and limited ability to reduce fixed costs that characterize the automotive industry has in many cases resulted in significant over-production of vehicles. These factors, together with significant excess manufacturing capacity, have driven manufacturers, including us, to rely heavily on sales incentives to drive vehicle sales. These incentives have included both dealer incentives, typically in the form of dealer rebates or volume-based awards, as well as retail incentives in a variety of forms, including subsidized financing, price rebates and other incentives. For instance, Old Carco’s profitability was impaired as a result of incentives, at times to a point that the net vehicle price did not necessarily cover the total vehicle cost. As part of our business plan, we are attempting to reduce our reliance on incentives, which might negatively affect our sales volumes. However, we expect the impact of any reduction in vehicle sales to be offset by improved and more predictable pricing and margins on vehicle sales. If, despite our efforts, we are unable to reduce our reliance on short-term sales incentives, and maintain price discipline, our financial condition and results of operations may be adversely affected.

Product development cycles can be lengthy, and there is no assurance that new designs will lead to revenues from vehicle sales. We may not be able to accurately forecast demand for our vehicles, potentially leading to inefficient use of our production capacity, which could harm our business.

It generally takes two years or more to design and develop a new product, and there may be a number of factors that could lengthen that schedule. Because of this product development cycle and the various elements that may contribute to consumers’ acceptance of new vehicle designs, including competitors’ product introductions, fuel prices, general economic conditions and changes in styling preferences, we cannot be certain that an initial product concept or design that appears to be attractive will result in a production model that will generate sales in sufficient quantities and at high enough prices to be profitable. If our designs do not result in the development of products that are accepted in the market, our financial condition and results of operations may be adversely affected. Additionally, our high proportion of fixed costs, both due to our significant investment in property, plant and equipment as well as the requirements of our collective bargaining agreements, which limit our flexibility in quickly calibrating personnel costs to changes in demand for our products, further exacerbates the risks associated with incorrectly assessing demand for our vehicles. Significant unanticipated fluctuations in demand could cause the following problems in our operations:

•

If demand increases beyond our forecasts, we would have to rapidly increase production and our ability to do so would depend in part on our suppliers’ ability to provide greater than forecast volumes of raw materials and components and those suppliers might not be able to increase their own production rapidly enough to meet unexpected demand.

•

Increases in production levels to meet unanticipated demand could result in excessive employee overtime, expedited procurement of raw materials and parts, and other potential expenditures, all of which could drive up costs for manufacturing and logistics. These higher costs could impact our profitability.

•

Rapid and unexpected increases in manufacturing volumes may also adversely affect our manufacturing quality, which could delay production, or could generate product recalls and warranty claims. These results could reduce our gross margins and adversely impact customer satisfaction.

•

If, on the other hand, demand does not develop as we forecast, we could have excess inventory, and we may need to increase sales incentives to sell off inventory, and/or take impairments or other charges. Lower than forecasted demand could also result in excess manufacturing capacity and reduced manufacturing efficiencies, which could reduce margins and profitability.

Our ability to achieve cost reductions and to realize production efficiencies is critical to our ability to our future competitiveness and long-term profitability.

We are continuing to implement a number of cost reduction and productivity improvement initiatives in our automotive operations, through the Fiat alliance and otherwise, including, for example, increasing the number of our vehicles that are based on a common platform, reducing our dependence on sales incentives offered to dealers and retail customers, leveraging our purchasing capacity with Fiat’s and implementing WCM principles. Our future success depends upon our ability to implement these initiatives throughout our operations. In addition, while some of the productivity improvements are within our control, others depend on external factors, such as commodity prices or trade regulation. These external factors may impair our ability to reduce our structural costs as planned, and we may sustain larger than expected production expenses, materially affecting our business and results of operations. Furthermore, reducing costs may prove difficult due to our focus on introducing new and improved products in order to meet customer expectations.

Vehicle defects may delay vehicle launches, or increase our warranty costs.

Manufacturers are required to remedy defects related to motor vehicle safety and to emissions through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that they do not comply with an applicable FMVSS. In addition, if we determine that a safety or emissions defect or a non-compliance exists with respect to certain of our vehicles prior to the start of production, the launch of such vehicle could be delayed until we remedy the defect or non-compliance. The costs associated with any protracted delay in new model launches necessary to remedy such defect, and the cost of providing a free remedy for such defects or non-compliance in vehicles that have been sold, could be substantial. We are also obligated under the terms of our warranty to make repairs or replace parts in our vehicles at our expense for a specified period of time. Therefore, any failure rate that exceeds our expectations may result in unanticipated losses.

Product recalls may result in direct costs and loss of vehicle sales that could have material adverse effects on our business.

From time to time, we have been required to recall vehicles to address performance, compliance or safety-related issues. The costs we incur to recall vehicles typically include the cost of the new remedy parts and labor to remove and replace the problem parts, and may be substantial depending on the nature of the remedy and the number of vehicles affected. Product recalls also harm our reputation and may cause consumers to question the safety or reliability of our products.

Any costs incurred, or lost vehicle sales resulting from, product recalls could materially adversely affect our business. Moreover, if we face consumer complaints, or we receive information from vehicle rating services that calls into question the safety or reliability of one of our vehicles and we do not issue a recall, or if we do not do so on a timely basis, our reputation may also be harmed and we may lose future vehicle sales.

If our suppliers fail to provide us with the raw materials, systems, components and parts that we need to manufacture our automotive products, our business operations may be disrupted which would have a material adverse effect on our business.

Our business depends on a significant number of suppliers, which provide the raw materials, components, parts and systems we require to manufacture vehicles and parts and to operate our business. We use a variety of raw materials in our business including steel, aluminum, lead, resin and copper, and precious metals such as platinum, palladium and rhodium. The prices for these raw materials fluctuate and, at times in recent periods, these commodity prices have increased significantly in response to changing market conditions. We seek to manage this exposure, but we may not always be successful in hedging these risks. See —We may be adversely affected by fluctuations in foreign currency exchange rates, commodity prices, and interest rates below. Substantial increases in the prices for our raw materials increase our operating costs and could reduce our profitability if we cannot recoup the increased costs through changes in vehicle prices. In addition, certain raw materials are sourced from a limited number of suppliers and from a limited number of countries. We cannot guarantee that we will be able to maintain arrangements with these suppliers that assure our access to these raw materials, and in some cases this access may be affected by factors outside of our control and the control of our suppliers. For instance, the 2011 earthquake and tsunami in Japan negatively affected commodity markets, and may continue to have severe and unpredictable effects on the price of certain raw materials in the future.

As with raw materials, we are also at risk for supply disruption and shortages in parts and components for use in our vehicles. For example, in early 2011, we were forced to idle our minivan assembly plant in Windsor, Ontario for approximately one week as a result of a supply disruption. Supply of parts and components may also be disrupted or interrupted by natural disasters such as the recent flooding in Thailand and in the eastern U.S. We will continue to work with our suppliers to monitor potential shortages and to mitigate the effects of any emerging shortages on our production volumes and revenues; however, there can be no assurances that these events will not have an adverse effect on our production in the future, and any such effect may be material.

In addition, in recent years, many of our suppliers have experienced financial difficulties, and some have sought protection under bankruptcy or similar reorganization laws. This trend intensified in 2009 due to the combination of general economic weakness, sharply declining vehicle sales and tightened credit availability that affected the automotive industry generally. In addition, we rely on specific suppliers to provide certain components, parts and systems required to manufacture our vehicles, and in some circumstances, we rely exclusively on one such supplier. When key suppliers on which we depend have experienced financial difficulties in the past, they often sought to increase prices, accelerate payments or seek other relief. Many suppliers have been unable to raise sufficient working capital or funding or obtain the additional financing to continue operations, and some have been forced to reduce their output, cease operations or file for bankruptcy protection. Any such actions would likely increase our costs, impair our ability to meet design and quality objectives and in some cases make it difficult or impossible for us to produce certain vehicles. We may take steps to assist key suppliers to remain in business and maintain operations, but this would require us to divert capital from other needs and adversely affect our liquidity. It may also be difficult to find a replacement supplier without significant delay. Over the past several years, we have worked to reduce or eliminate our dependence on certain suppliers that we believed were financially at risk; however, this has increased our dependence on, and the concentration of our credit risk, to our remaining suppliers.

Any interruption in the supply or any increase in the cost of raw materials, parts and components could negatively impact our ability to achieve the growth in vehicle sales and profitability improvement contemplated by our business plan and the impact to our vehicle sales and profitability could be material.

From time to time we enter into long-term supply arrangements that commit us to purchase minimum or fixed quantities of certain parts or materials, or to pay a minimum amount to a supplier, or “take-or-pay” contracts, through which we may incur costs that cannot be recouped by vehicles sales.

From time to time, we enter into long-term supply contracts that require us to purchase a minimum or fixed quantity of parts to be used in the production of our vehicles. If our need for any of these parts were to lessen, we would still be required to purchase a specified quantity of the part or pay a minimum amount to the supplier pursuant to the take- or-pay contract. We also have entered into a small number of long-term supply contracts for raw materials that require us to purchase fixed quantities. If our needs for raw materials decline, we could be required to purchase more materials than we need. Additionally, we have changed the way in which we do business with certain key suppliers by paying up front for engineering design and development costs, rather than paying for these costs after production has begun via component or materials pricing. We believe that this shift will help financially stabilize our suppliers and will encourage supplier investment in our business, but as a result, we will now bear certain of the costs of new product development years before we will realize any revenue on that new product, which reduces our liquidity. In the event that parts production volumes are lower than forecast, or that the supplier does not perform all the way through the production cycle, we will experience financial losses that we would not otherwise have incurred under the prior payment system. Our competitors may not change their supplier payment programs, and may not experience similar losses, putting us at a potential competitive disadvantage in terms of available capital.

Limitations on our liquidity and access to funding may limit our ability to execute our business plan and improve our business, financial condition and results of operations.

Our business is capital intensive and we require significant liquidity to support our business plan and meet other funding requirements. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources —Chrysler Group for a more detailed discussion of our liquidity and capital requirements. In addition, during periods of vehicle sales decreases, our cash flow and liquidity may be significantly negatively impacted because we typically receive revenues from vehicle sales before we are required to pay our suppliers. Any limitations on our liquidity, due to decreases in vehicle sales, the amount of or restrictions in our existing indebtedness, conditions in the credit markets, general economic conditions or otherwise, may adversely impact our ability to execute our business plan and improve our business prospects, financial condition and results of operations. In addition, any actual or perceived limitations of our liquidity may limit the ability or willingness of counterparties, including dealers, customers, suppliers and financial service providers, to do business with us, which may adversely affect our business, financial condition and results of operations.

Our defined benefit pension plans are currently underfunded and our pension funding obligation could increase significantly due to a reduction in funded status as a result of a variety of factors, including weak performance of financial markets, investment risks inherent in our investment portfolio, and unanticipated changes in interest rates resulting in a decrease in the value of certain plan assets or increase in the present value of plan obligations, which could have a material adverse effect on our business, financial condition or results of operations.

Our defined benefit pension plans are currently underfunded by approximately $6.5 billion, and our pension funding obligations may increase significantly if investment performance of plan assets does not keep pace with any increases in benefit payment obligations and we do not make additional contributions to offset these impacts. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources —Chrysler Group —Defined Benefit Pension Plans and OPEB Plans —Contributions and Funded Status —Defined Benefit Pension Plans —Funded Status for additional information. Mandatory funding obligations may increase based upon lower than anticipated returns on plan assets whether as a result of overall weak market performance or particular investment decisions, changes in the level of interest rates used to determine required funding levels, changes in the level of benefits provided for by the plans, and any changes in applicable law related to funding requirements. Our defined benefit pension plans currently hold significant investments in equity and fixed income securities, as well as investments in less liquid instruments such as private equity, real estate and certain hedge funds. Due to the complexity and magnitude of certain of our investments, additional risks may exist, including significant changes in investment policy, insufficient market capacity to complete a particular investment strategy and an inherent divergence in objectives between the ability to manage risk in the short term and our ability to quickly rebalance illiquid and long-term investments.

To determine the appropriate level of funding and contributions to our defined benefit pension plans, as well as the investment strategy for the plans, we are required to make various assumptions, including an expected rate of return on plan assets and a discount rate used to measure the obligations under our defined benefit pension plans. Interest rate increases generally will result in a decline in the value of investments in fixed income securities while reducing the present value of the obligations. Conversely, interest rate decreases will increase the value of investments in fixed income securities, partially offsetting the related increase in the present value of the obligations. We are required to re-measure our discount rate annually and did so at December 31, 2011, with the result that our pension obligations increased. Any reduction in investment returns or the value of plan assets, or any increase in the present value of obligations may increase our pension expenses and required contributions, and as a result constrain our liquidity and materially adversely affect our financial condition and results of operations. If we fail to make required minimum funding contributions, we could be subjected to reportable event disclosure to the Pension Benefit Guaranty Corporation, as well as interest and excise taxes calculated based upon the amount of any funding deficiency.

We may be adversely affected by fluctuations in foreign currency exchange rates, commodity prices, and interest rates.

Our manufacturing and sales operations are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, commodity prices and interest rates. We monitor and manage these exposures as an integral part of our overall risk management program, which is designed to reduce the potentially adverse effects of these fluctuations. Nevertheless, changes in these market indicators cannot always be predicted or hedged. In addition, because of intense price competition, our significant fixed costs and our financial and liquidity restrictions, we may not be able to minimize the impact of such changes, even if they are foreseeable. Further, our ability to trade derivative instruments to manage market risks may be limited by our overall credit profile. As a result, substantial unfavorable changes in foreign currency exchange rates, commodity prices or interest rates could have a material adverse effect on our revenues, financial condition and results of operations.

Laws, regulations or governmental policies in foreign countries may limit our ability to access our own funds.

When we sell vehicles in countries other than the U.S., we are subject to various laws, regulations and policies regarding the exchange and transfer of funds back to the U.S. In rare cases, we may be limited in our ability to transfer some or all of our funds for unpredictable periods of time. In addition, the local currency of a country may be devalued as a result of adjustments to the official exchange rate made by the government with little or no notice. For instance, we are subject to the rules and regulations of the Venezuelan government concerning our ability to exchange cash or marketable securities denominated in Venezuelan bolivar fuerte, or BsF, into U.S. dollars. Under these regulations, the purchase and sale of foreign currency must be made through the Commission for the Administration of Foreign Exchange, or CADIVI, at official rates of exchange and subject to volume restrictions. These factors limit our ability to access and transfer liquidity out of Venezuela to meet demands in other countries and also subject us to increased risk of devaluation or other foreign exchange losses during that period. On December 30, 2010, the Venezuelan government announced an adjustment to the official CADIVI exchange rate, which resulted in a devaluation of our BsF denominated balances as of December 31, 2010. No additional events have occurred during 2011 which would further impact the BsF to USD exchange rate.

Our substantial indebtedness could adversely affect our financial condition, our cash flow, our ability to operate our business and could prevent us from fulfilling our obligations under the terms of our indebtedness.

We have a substantial amount of indebtedness. As of December 31, 2011, our total debt, including the debt of our subsidiaries, was $13,382 million (based on the face value of such indebtedness), excluding unused commitments of $1,300 million under our revolving credit facility. Despite our substantial amount of indebtedness, we may be able to incur significant additional debt, including secured and unsecured debt, in the future. Although restrictions on the incurrence of additional debt are contained in the terms of our Senior Credit Facilities, in the indenture governing the Secured Senior Notes (which restricts only secured debt) and in our other financing arrangements, these restrictions are subject to a number of qualifications and exceptions. The more leveraged we become, the more we are exposed to the further risks associated with substantial leverage described below.

Our debt levels and financing agreements could have significant negative consequences, including, but not limited to:

•	making it more difficult to satisfy our obligations, including our obligations with respect to the Senior Credit Facilities and the Secured Senior Notes;

•	diminishing our future earnings;

•	limiting our ability to obtain additional financing;

•	requiring us to issue debt or raise equity or to sell some of our principal assets, possibly on unfavorable terms, to meet debt payment obligations;

•	exposing us to risks that are inherent in interest rate and currency fluctuations because certain of our indebtedness bears variable rates of interest and is in various currencies;

•

subjecting us to financial and other restrictive covenants, and if we fail to comply with these covenants and that failure is not waived or cured, could result in an event of default under our indebtedness;

•

requiring us to devote a substantial portion of our available cash and cash flow to make interest and principal payments on our debt, thereby reducing the amount of cash available for other purposes, including for vehicle design and engineering, manufacturing improvements, other capital expenditures and other general corporate uses;

•	limiting our financial and operating flexibility in response to changing economic and competitive conditions or exploiting strategic business opportunities; and

•	placing us at a disadvantage compared to our competitors that have relatively less debt and may therefore be better positioned to invest in design, engineering and manufacturing improvements.

If our debt obligations materially hinder our ability to operate our business and adapt to changing industry conditions, we may lose market share, our revenues may decline and our operating results may suffer. If we do not have sufficient earnings to service our indebtedness, we may be required to refinance all or part of our indebtedness, sell assets, borrow more money or sell securities, which we may not be able to do on acceptable terms if at all.

Restrictive covenants in the agreements governing our indebtedness could adversely affect our business by limiting our operating and strategic flexibility.

In connection with our refinancing on May 24, 2011, we entered into a term loan agreement in the amount of $3.0 billion, and an undrawn revolving credit facility in the amount of $1.3 billion. We also issued Secured Senior Notes due in 2019 and 2021 totaling $3.2 billion. Our credit agreement governing our term loan and our revolver, as well as our indenture governing the Secured Senior Notes we issued contain restrictive covenants that limit our ability to, among other things:

•	incur or guarantee additional secured and unsecured indebtedness;

•	pay dividends or make distributions or purchase or redeem capital stock;

•	make certain other restricted payments;

•	incur liens;

•	sell assets;

•	enter into sale and lease-back transactions;

•	enter into transactions with affiliates; and

•	effect a consolidation, amalgamation or merger.

These restrictive covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, mergers and acquisitions, joint ventures or other corporate opportunities. In addition, the Senior Credit Facilities requires us to maintain a minimum ratio of borrowing base to covered debt, as well as a minimum liquidity of $3.0 billion, which includes any undrawn amounts on the Revolving Facility. Also, the Senior Credit Facilities, and the indentures governing the Secured Senior Notes and the VEBA Trust Notes, or the VEBA Indenture, may limit our ability and the ability of our subsidiaries to incur debt. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources —Chrysler Group for a further description of our indebtedness. Any new financing may include additional, and potentially more burdensome, covenants and restrictions on our operations and financial flexibility.

Moreover, if we are unable to comply with the terms applicable to our indebtedness, including all the covenants under the indenture governing the Secured Senior Notes, the terms of the Senior Credit Facilities or any of our other indebtedness, we may be in default, which could result in cross-defaults under certain of our indebtedness and the acceleration of our outstanding indebtedness and foreclosure on our mortgaged properties. If acceleration occurred, we may not be able to repay our debt as it is unlikely that we would be able to borrow sufficient additional funds to refinance our debt. Even if new financing is made available to us in such circumstances, it may not be available on acceptable terms. Non-compliance with our debt covenants could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to generate sufficient cash flow from operations to make scheduled payments on, or to refinance obligations under, our debt depends on our financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and to financial and business-related factors, including credit ratings, many of which may be beyond our control.

As of December 31, 2011, we had $13,382 million of outstanding indebtedness (based on the face value of such indebtedness), excluding unused commitments of $1,300 million under our revolving credit facility.

If our cash flow and capital resources are insufficient to fund our debt service obligations, we may have less working capital, and we may be forced to reduce or delay capital expenditures, sell assets, seek additional equity capital or restructure all or a portion of our debt. We may not be able to complete any of these on commercially reasonable terms or at all, and even if successful, we still may be unable to meet our scheduled debt service obligations. In particular, our ability to refinance our indebtedness or obtain additional financing may be adversely affected by our high levels of debt, prevailing market conditions and the debt incurrence restrictions imposed by our debt instruments. In the absence of sufficient cash flow and capital resources, we could face substantial liquidity problems and may be required to dispose of material assets or operations to meet our debt service and other obligations. The indenture governing the Secured Senior Notes, the terms of the Senior Credit Facilities and certain other debt agreements restrict our ability to dispose of assets and the use of proceeds from any such disposition. We cannot be assured that we will be able to consummate any asset sales, or if we do, what the timing of the sales will be or whether the proceeds that we realize will be adequate to meet our debt service obligations when due or that we will be contractually permitted to apply such proceeds for that purpose. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction in our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms, if at all. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to implement any of these alternative measures, would have a material adverse effect on our business, financial condition and results of operations.

Laws, regulations and governmental policies, including those regarding increased fuel economy requirements and reduced GHG emissions, may have a significant effect on how we do business and may adversely affect our results of operations.

In order to comply with government regulations related to fuel economy and emissions standards, we must devote significant financial and management resources, as well as vehicle engineering and design attention to these legal requirements. We expect the number and scope of these regulatory requirements, along with the costs associated with compliance, to increase significantly in the future. In the U.S., for example, governmental regulation is driven by a variety of sometimes conflicting concerns, including vehicle safety, fuel economy and environmental impact (including GHG emissions). These government regulatory requirements could significantly affect our plans for product development, particularly our plans to further integrate product development with our industrial partner, Fiat, and may result in substantial costs, including civil penalties, if we are unable to comply fully. They may also limit the types of vehicles we produce and sell and where we sell them, which can affect our vehicle sales and revenues. These requirements may also limit the benefits of the Fiat alliance, as we expend financial, vehicle design and engineering resources to the localization of Fiat vehicle platforms and adapt other Fiat technologies for use in our principal markets in North America, where Fiat has had a limited presence in recent years.

Among the most significant regulatory changes we face over the next several years are the heightened requirements for fuel economy and GHG emissions. CAFE provisions under the EISA, mandate that by 2020, car and truck fleet-wide average fuel economy must be materially higher than that required today. Moreover, the State of California, through CARB, is implementing its own program to regulate vehicle emissions compliance that require even further improved fuel economy. This California program currently has standards established for the 2009 through 2016 model years. Some additional states and Canadian provinces have also adopted variations of the California emissions standards.

In May 2009, President Obama announced a goal of implementing harmonized federal standards for fuel economy and GHG emissions. EPA and NHTSA, issued a joint final rule to implement this new federal program in May 2010. These standards apply to passenger cars, light-duty trucks, and medium-duty passenger vehicles built in model years 2012 through 2016, and CARB has agreed that compliance with the these federal emissions standards will be deemed compliance with the California emissions standards for the 2012 through 2016 model years. In the absence of these rules, we would be subject to conflicting and in some cases more onerous requirements enacted by California and adopted by other states. While there are no national standards in effect for model years after 2016, President Obama and the automotive industry have collectively agreed to a proposed joint framework that would increase the emissions standards from 2017 through 2025, such that the car and truck fleet-wide average fuel economy achieves 54.5 miles per gallon by 2025. A proposed joint rule based upon this framework is now pending. As with the current national program, compliance with the proposed joint rule will be deemed compliance with California emissions requirements. Implementation of this rule would require us to take costly design actions. In addition, if circumstances arise where CARB and EPA regulations regarding GHG emissions and fuel economy conflict, this too could require costly actions or limit the sale of certain of our vehicles in certain states. We could also be adversely affected if pending litigation by third parties outside of the automotive industry challenging EPA’s regulatory authority with respect to GHGs is successful, and, as a result, CARB were to enforce its GHG standards.

We are committed to meeting these new regulatory requirements. While we believe that our current product plan will meet the applicable federal and California GHG/fuel economy standards established through model year 2016, our compliance is dependent on our ability to purchase the refrigerant HFO1234yf, which would generate GHG credits pursuant to EPA’s GHG rule for model years 2012 through 2016. Manufacturing delays and consequential product shortages outside of our control could threaten the supply of the refrigerant in sufficient volumes to meet our compliance needs. Moreover, our current vehicle technology, cannot yield the improvement in fuel efficiency necessary to achieve compliance with the requirements of the proposed 2017-2025 joint rule. Even in the years leading up to 2016, we may not be able to develop appealing vehicles that comply with these requirements that can be sold at a competitive price. Our customers may not purchase these vehicles in the volumes necessary to achieve the proper fleet mix to achieve fuel economy requirements.

Canadian federal emissions regulations largely mirror the U.S. regulations.

The EU promulgated new passenger car CO2 emissions regulations beginning in 2012. This directive sets an industry target for 2020 of a fleet average measured in grams per kilometer, with the requirements for each manufacturer calculated based on the average weight of vehicles across its fleet. In addition, some EU member states have adopted or are considering some form of CO2 based vehicle tax, which may affect consumer preferences for certain vehicles in unpredicted ways, and which could result in specific market requirements that are more stringent than the EU emissions standards.

Other countries are also developing or adopting new policies to address these issues. These policies could significantly affect our product development and international expansion plans and, if adopted in the form of new laws or regulations, could subject us to significant civil penalties or require that we modify our products to remain in compliance. Any such modifications may reduce the appeal of our vehicles to our customers.

Additionally, any new regulations could result in substantial increased costs, which we may be unable to pass through to customers, and could limit the vehicles we design, manufacture and sell and the markets we can access. These changes could adversely affect our business, financial condition and results of operations. For example, pending litigation may prompt EPA to reexamine the use of SCR technology in diesel engines. Regulatory constraints on such use could adversely affect our ability to sell heavy-duty vehicles.

Safety standards set by regulatory authorities, as well as design, safety and quality ratings by widely accepted independent parties may have a significant negative effect on our costs and our vehicle sales.

Our vehicles must satisfy safety requirements that are developed and overseen by a variety of governmental bodies within the U.S. and in foreign countries. Our vehicles are also tested by independent vehicle rating programs such as the Insurance Institute for Highway Safety. In addition, independent ratings services such as Consumers Union and J.D. Power and Associates perform reviews on safety, design and quality issues, which often influence consumers’ purchase decisions.

Meeting or exceeding government-mandated safety standards and improving independent safety, design and quality ratings can be difficult and costly. Often, safety requirements or desired quality and design attributes hinder our efforts to meet emissions and fuel economy standards, since the latter are often facilitated by reducing vehicle weight. The need to meet regulatory or other generally accepted rating standards can substantially increase costs for product development, testing and manufacturing, particularly if new requirements or testing standards are implemented in the middle of a product cycle, and the vehicle does not already meet the new requirements or standards.

To the extent that the ratings of independent parties are negative, or are below our competitors’ ratings, our vehicle sales may be negatively impacted.

We are exposed to ongoing litigation and other legal and regulatory actions and risks in the ordinary course of our business, and we could incur significant liabilities and substantial legal fees.

In the ordinary course of business, we face a significant volume of litigation as well as other legal claims and proceedings and regulatory enforcement actions. The results of these legal proceedings cannot be predicted with certainty, and adverse results in current or future legal proceedings may materially harm our business, financial condition and results of operations, whether because of significant damage awards or injunctions or because of harm to our reputation and market perception of our vehicles and brands. We may incur losses in connection with current or future legal proceedings that exceed any provisions we may have set aside in respect of such proceedings or that exceed any applicable insurance coverage.

Although we design and develop vehicles to comply with all applicable safety standards, compliance with governmental standards does not necessarily prevent individual or class action lawsuits, which can entail significant costs and risks. For example, whether FMVSS preempt state common law claims is often a contested issue in litigation, and some courts have found us in breach of legal duties and liable in tort, even though our vehicles comply with all applicable federal and state regulations. Furthermore, simply responding to actual or threatened litigation or government investigations regarding our compliance with regulatory standards, even in cases in which no liability is found, often requires significant expenditures of funds, time and other resources, and may cause reputational harm.

In addition, our vehicles may have “long-tail” exposures, including as a result of potential product recalls and product liability claims, giving rise to liabilities many years after their sale. Any insurance we hold currently may not be available when costs arise in the future and, in the case of harm caused by a component sourced from a supplier, the supplier may no longer be available to provide indemnification or contribution.

Taxing authorities could challenge our historical and future tax positions as well as our allocation of taxable income among our subsidiaries.

The amount of income tax we pay is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. We have taken, and will continue to take, appropriate tax positions based on our interpretation of such tax laws. While we believe that we have complied with all applicable income tax laws, there can be no assurance that a taxing authority will not have a different interpretation of the law and assess additional taxes. Should additional taxes be assessed, this may have a material adverse effect on our results of operations and financial condition.

We conduct sales, contract manufacturing, marketing, distribution and research and development operations with affiliated companies located in various tax jurisdictions around the world. While our transfer pricing methodologies are based on economic studies that we believe are reasonable, the transfer prices for these products and services could be challenged by the various tax authorities resulting in additional tax liabilities, interest and/or penalties, and the possibility of double taxation. To reduce the risk of transfer pricing adjustments, efforts are underway to secure an advance pricing agreement, or APA, with Canada, and we are also considering whether to pursue one with Mexico.

We depend on the services of our key executives, the loss of whose skills could materially harm our business. We are operating our business with far fewer salaried employees than Old Carco and our current employees may lack some of the skills and qualifications that Old Carco’s employees had, which may harm our business and threaten our ability to hire and retain salaried employees, especially those with critical skills.

Several of our senior executives, including our Chief Executive Officer, Sergio Marchionne, are important to our success because they have been instrumental in establishing our new strategic direction and implementing our business plan. If we were to lose the services of any of these individuals this could have a material adverse effect on our business, financial condition and results of operations. We believe that these executives, in particular Mr. Marchionne, could not easily be replaced with executives of equivalent experience and capabilities.

We employ substantially fewer experienced salaried employees than Old Carco employed. As part of cost reduction efforts in the 2007-2009 period, Old Carco had offered early retirement packages and voluntary separation incentives to a broad cross-section of experienced salaried employees. As a result, we do not have the services of key employees who worked for Old Carco in a number of critical areas including vehicle design and engineering, finance, accounting, tax and legal. The remaining employees have heavier workloads than employees have historically had. We are currently in the process of trying to hire additional experienced salaried employees, particularly engineers, the market for whom is particularly competitive. Companies in similar situations have experienced significant difficulties in hiring and retaining highly skilled employees, particularly in competitive specialties, and we may experience such difficulties going forward. Due to increasing demands on the salaried workforce, and the potential lack of critical skills in our employee population, we may not be able to achieve our business plan targets in as cost-effective or efficient a manner as we have projected.

Our collective bargaining agreements limit our ability to modify our operations and reduce costs in response to market conditions.

Substantially all of our hourly employees in the U.S. and Canada are represented by unions and covered by collective bargaining agreements. We recently negotiated a new four-year collective bargaining agreement with the UAW, which was ratified in October 2011. Our agreement with the CAW is set to expire in September 2012, and we may lose the advantage of some of the concessions we had previously negotiated with the CAW. As a practical matter, both these agreements restrict our ability to modify our operations and reduce costs quickly in response to changes in market conditions during the terms of the agreements. These and other provisions in our collective bargaining agreements may impede our ability to restructure our business successfully to compete more effectively, especially with those automakers whose employees are not represented by unions.

Work stoppages at our suppliers’ facilities or other interruptions of production may harm our business.

A work stoppage or other interruption of production could occur at our facilities or those of our suppliers as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiations of new collective bargaining agreements, or as a result of supplier financial distress. A work stoppage or interruption of production at our facilities or those of our suppliers due to labor disputes, shortages of supplies, or any other reason (including but not limited to tight credit markets or other financial distress, natural or man-made disasters, or production difficulties) could substantially adversely affect our financial condition and results of operations.

We depend on our information technology and data processing systems, and a significant malfunction or disruption in their operation could disrupt our business.

Our ability to keep our business operating effectively depends on the functional and efficient operation of our enterprise resource planning and telecommunications systems, including our vehicle design, manufacturing, inventory tracking and billing and collection systems. We rely on these systems to make a variety of day-to-day business decisions as well as to track transactions, billings, payments and inventory. Such systems are susceptible to malfunctions and interruptions (including due to equipment damage, power outages, computer viruses and a range of other hardware, software and network problems) and we may experience malfunctions or interruptions in the future. Although our systems are diversified, including multiple server locations and a range of software applications for different regions and functions, a significant or large-scale malfunction or interruption of our computer or data processing systems could adversely affect our ability to manage and keep our operations running efficiently, and damage our reputation if we are unable to track transactions and deliver products to our customers. A malfunction that results in a wider or sustained disruption to our business could have a material adverse effect on our business, financial condition and results of operations.

We are currently in the process of transitioning, retiring or replacing a significant number of our software applications at an accelerated rate, an effort that will continue in future years. These applications include, among others, our engineering, finance, procurement and communication systems. During the transition periods, and until we fully migrate to our new systems, we may experience material disruptions in communications, in our ability to conduct our ordinary business processes and in our ability to report out on the results of our operations. Though we are taking commercially reasonable steps to transition our data properly, we may lose significant data in the transition, or we may be unable to access data for periods of time without forensic intervention. Loss of data may affect our ability to continue ongoing business processes according to the dates in our business plan, or could affect our ability to file timely reports required by a wide variety of regulators, including the Securities and Exchange Commission, or SEC. Our ability to comply with the requirements of the Sarbanes-Oxley Act, to the extent required of us, may also be compromised.

Item 1B.	Unresolved Staff Comments.

There are no material unresolved written comments that were received from the SEC, staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934, or Exchange Act.

Item 2.	Properties.

We own or lease 33 principal manufacturing facilities, of which 22 were located in the U.S., six in Mexico, four in Canada and one in South America. These manufacturing facilities primarily include vehicle assembly plants, powertrain plants, and metal stamping plants. Manufacturing facilities in the U.S. are primarily located in Michigan, Indiana, Ohio, and Illinois. We own our principal engineering and research facilities and general offices, which are located in Auburn Hills, Michigan and include approximately 5.3 million square feet on 465 acres, including our 4.8 million square foot technology center.

We own proving grounds located in Michigan and Arizona, which allow us to test vehicle performance and safety in a wide variety of environments. We operate several parts distribution facilities primarily located in the U.S., Canada, Mexico and other international locations. These locations facilitate the distribution of service and accessory parts to the dealer network and include a combination of owned and leased facilities.

We own or lease various dealership and vehicle storage properties in the U.S., Canada and Japan, which we in turn lease to our dealers. Our warehouses and sales offices are primarily leased and are located in various states throughout the U.S. and in Canada, Mexico and other international locations.

Our principal engineering and research facilities and general offices are encumbered by a mortgage given to secure a loan on our Auburn Hills Headquarters. Substantially all of our owned facilities and principal properties located in the U.S., subject to certain exceptions, are encumbered by the Senior Credit Facilities and the Secured Senior Notes. Certain of our owned facilities in Mexico have been placed in special purpose trusts to secure the repayment of the Mexican development banks credit facilities. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources —Chrysler Group for additional information.

We believe that our properties are suitable and adequate for the manufacture, assembly, distribution and sale of our products. As part of our strategic planning and operations, we monitor our production capacity in relation to developing and anticipated industry changes and market conditions. We also adjust our capacity by selling, expanding or downsizing various production facilities or by adding or eliminating shifts, subject to restrictions contained in our collective bargaining agreements with unions.

Item 3.	Legal Proceedings.

Various legal proceedings, claims and governmental investigations are pending against the Company on a wide range of topics, including vehicle safety; emissions and fuel economy; dealer, supplier and other contractual relationships; intellectual property rights; product warranties and environmental matters. Some of these proceedings allege defects in specific component parts or systems (including air bags, seats, seat belts, brakes, ball joints, transmissions, engines and fuel systems) in various vehicle models or allege general design defects relating to vehicle handling and stability, sudden unintended movement or crashworthiness. These proceedings seek recovery for damage to property, personal injuries or wrongful death, and in some cases include a claim for exemplary or punitive damages. Adverse decisions in one or more of these proceedings could require us to pay substantial damages, or undertake service actions, recall campaigns or other costly actions.

We previously disclosed that more than 80 purported class action lawsuits alleging violations of antitrust law were filed on various dates in 2003 against several motor vehicle manufacturers, including Chrysler Canada, as well as the National Automobile Dealers Association and the Canadian Automobile Dealers Association, alleging that the defendants conspired to prevent the sale to U.S. consumers of vehicles sold by dealers in Canada in order to maintain new car prices at artificially high levels in the U.S. In addition, Chrysler Canada is a defendant in a purported class action lawsuit filed in the Ontario Superior Court of Justice in September 2007 that claims that a similar alleged conspiracy was preventing lower cost U.S. vehicles from being sold to Canadians. We now believe these matters constitute ordinary and routine litigation incidental to our business because, among other reasons, other automotive manufacturers recently received favorable rulings in analogous matters.

We previously disclosed that 400 dealers had initiated arbitration proceedings against us related to the termination of their dealership franchise agreements by Old Carco in connection with the 363 Transaction. Nearly all of these matters are resolved, and we believe that the remaining pending post-arbitration matters in federal and state court constitute ordinary and routine litigation incidental to our business.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no public market for our common equity. As of March 6, 2012, there were two holders of our Class A Membership Interests and one holder of our Class B Membership Interests.

We have issued no cash dividends or distributions, other than certain state taxes withheld on behalf of certain members as required by state statutes, on our Class A Membership Interests or Class B Membership Interests in the two most recent fiscal years.

The following table sets forth information regarding our equity compensation plans as of December 31, 2011:

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	—		—		—
Equity compensation plan not approved by security holders	12,695	(1)	—	(2)	32,975	(3)

Total	12,695		—		32,975

(1)	The amount reported in the table consists of restricted stock units granted under the Restricted Stock Unit Plan and the 2009 Directors’ Restricted Stock Unit Plan. Each restricted stock unit represents the right to receive a Chrysler Group Unit, which represents 1/600th of the value of a Class A Membership Interest on a fully diluted basis after conversion of the Class B Membership Interests. Since there is currently no publicly observable trading price for our membership Interests, we periodically conduct valuations of our Class A Membership Interests fair value. The number reported in the table represents the number of Class A Membership Interests determined by dividing 7,617,259, the number of Chrysler Group Units related to outstanding restricted stock units as of December 31, 2011, by 600. The number of Chrysler Group Units related to restricted stock units is subject to adjustment as provided for in the Restricted Stock Unit Plan and the 2009 Directors’ Restricted Stock Unit Plan. Prior to an initial public offering of equity securities, or IPO, all payments under the Restricted Stock Unit Plan and the 2009 Directors’ Restricted Stock Unit Plan are settled solely in cash and, on or after an IPO, payment may be in cash or publicly traded stock as determined by the Company in its sole discretion. For a description of the Restricted Stock Unit Plan and the 2009 Directors’ Restricted Stock Unit Plan, see Item 11. Executive Compensation —discussion and Analysis —Compensation Components, Item 11. Director Compensation and Note 16, Share-Based Compensation, of our accompanying audited consolidated financial statements.
(2)	Restricted stock units do not require any payment by the holder to the Company at the time of vesting or otherwise and, accordingly, there is no weighted-average exercise price information reported in column (b).
(3)	The number reported in the table represents the number of Class A Membership Interests determined by dividing 19,784,827, the number of Chrysler Group Units remaining available for grant as of December 31, 2011, by 600.

Item 6.	Selected Financial Data.

The following table sets forth selected financial data of Chrysler Group (Successor), Old Carco (Predecessor A) and Chrysler Automotive (Predecessor B). The selected financial data has been derived from:

•

Chrysler Group’s accompanying audited consolidated financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011 and 2010 and the period from June 10, 2009 to December 31, 2009 (Successor);

•	Old Carco’s accompanying audited consolidated financial statements for the period from January 1, 2009 to June 9, 2009 (Predecessor A);

•	Old Carco’s audited consolidated financial statements as of June 9, 2009 and December 31, 2008 and the year ended December 31, 2008 (Predecessor A), which are not included in this report;

•

Old Carco’s audited consolidated and combined financial statements as of December 31, 2007 and for the period from August 4, 2007 to December 31, 2007 (Predecessor A), which are not included in this report; and

•

Chrysler Automotive’s audited combined financial statements for the period from January 1, 2007 to August 3, 2007 (Predecessor B), were derived from the audited consolidated financial statements and accounting records of Daimler and include expense allocations applicable to the business. The financial results of Chrysler Automotive are not necessarily indicative of those for a stand-alone company. Chrysler Automotive’s financial statements are not included in this report.

In 2007, Old Carco became an indirect, wholly-owned subsidiary of Chrysler Holding in connection with a business combination transaction between Daimler and Cerberus. Prior to August 3, 2007, Old Carco was an indirect, wholly-owned subsidiary of Daimler. The results of Old Carco’s automotive business operations prior to August 3, 2007 are shown as the results of Chrysler Automotive, which was not separately organized under an existing legal structure.

Chrysler Group was formed on April 28, 2009. On June 10, 2009, we purchased the principal operating assets and assumed certain liabilities of Old Carco and its principal domestic subsidiaries, in addition to acquiring the equity of Old Carco’s principal foreign subsidiaries, in the 363 Transaction approved by the bankruptcy court. Chrysler Group represents the successor to Old Carco for financial reporting purposes. Old Carco and Chrysler Automotive represent Predecessor A and Predecessor B, respectively, to Chrysler Group for financial reporting purposes.

Refer to Item 1. Business for additional discussion of Chrysler Group’s background and formation.

	Successor			Predecessor A			Predecessor B
	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from June 10, 2009 to December 31, 2009	Period from January 1, 2009 to June 9, 2009	Year Ended December 31, 2008	Period from August 4, 2007 to December 31, 2007	Period from January 1, 2007 to August 3, 2007 (1)
	(in millions of dollars)			(in millions of dollars)			(in millions of dollars)
Consolidated Statements of Operations Data:
Revenues, net	$54,981	$41,946	$17,710	$11,082	$48,477	$26,561	$34,556
Gross margin	8,559	6,060	1,599	(1,934)	1,928	2,734	1,938
Selling, administrative and other expenses	4,751	3,797	4,336	1,599	3,991	2,070	3,583
Restructuring expense (income), net (2)	3	48	34	(230)	1,306	21	1,200
Impairment of brand name intangible assets (3)	—	—	—	844	2,857	—	—
Impairment of goodwill (4)	—	—	—	—	7,507	—	—
Reorganization expense, net (5)	—	—	—	843	—	—	—
Interest expense (6)	1,238	1,276	470	615	1,080	640	515
Loss on extinguishment of debt (7)	551	—	—	—	—	—	677
Net income (loss)	183	(652)	(3,785)	(4,425)	(16,844)	(639)	(4,402)

Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in):
Operating activities	$4,603	$4,195	$2,335	$(7,130)	$(5,303)	$3,238	$(829)
Investing activities	(1,970)	(1,167)	250	(404)	(3,632)	(3,172)	(1,530)
Financing activities	(405)	(1,526)	3,268	7,517	1,058	8,638	(772)

Other Financial Information:
Depreciation and amortization expense	$2,876	$3,051	$1,587	$1,537	$4,808	$2,016	$3,499
Capital expenditures	3,009	2,385	1,088	239	2,765	1,603	1,796

Consolidated Balance Sheets Data at Period End:
Cash, cash equivalents and marketable securities	$9,601	$7,347	$5,877	$1,845	$1,898	$9,531	$850
Restricted cash	461	671	730	1,133	1,355	2,484	219
Total assets	37,543	35,449	35,423	33,577	39,336	66,538	51,435
Current maturities of financial liabilities	230	2,758	1,092	2,694	11,308	2,446	7,363
Long-term financial liabilities	12,344	10,973	8,459	1,900	2,599	11,457	4,196
Members’ deficit	(6,035)	(4,489)	(4,230)	(16,562)	(15,897)	1,713	(8,335)

Other Statistical Information (unaudited):
Worldwide factory shipments (in thousands) (8)	2,011	1,602	670	381	1,987	1,045	1,565
Number of employees at period end (9)	55,687	51,623	47,326	48,237	52,191	73,286	76,624

(1)	Balance sheet data as of August 3, 2007 was derived from unaudited information.
(2)	In 2007, Old Carco announced a three year Recovery and Transformation Plan (“RTP”), or RTP I Plan, which was aimed at restructuring its business. In conjunction with the Cerberus transaction in 2007, Old Carco initiated the RTP II Plan. Then, in 2008 and 2009, the RTP III Plan and RTP IV Plan, respectively, were initiated. For additional information refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations.
(3)	Old Carco recorded indefinite-lived intangible asset impairment charges of $844 million and $2,857 million in the period from January 1, 2009 to June 9, 2009 and the year ended December 31, 2008, respectively, related to its brand names. The impairments were primarily a result of the significant deterioration in Old Carco’s revenues, the ongoing volatility in the U.S. economy, in general, and in the automotive industry in particular, and a significant decline in its projected production volumes and revenues considering the market conditions at that time.

(4)	In 2008, Old Carco recorded a goodwill impairment charge of $7,507 million, primarily as a result of significant declines in its projected financial results considering the deteriorating economic conditions and the weakening U.S. automotive market at that time.
(5)	In connection with Old Carco’s bankruptcy filings, Old Carco recognized $843 million of net losses from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization and restructuring of the business, as well as professional fees directly related to the process of reorganizing Old Carco and its principal domestic subsidiaries under Chapter 11 of the U.S. Bankruptcy Code. These losses were partially off-set by a gain on extinguishment of certain financial liabilities and accrued interest.
(6)	Interest Expense for the period from January 1, 2009 to June 9, 2009 excludes $57 million of contractual interest expense on debt subject to compromise. Refer to Note 4, Interest Expense, of Old Carco’s accompanying audited consolidated financial statements for additional information.
(7)	On May 24, 2011, we repaid all amounts owed under the U.S. Treasury first lien credit facility and the EDC credit facilities and recognized charges of $170 million and $381 million, respectively. The charges consisted of $136 million and $367 million of unamortized discounts for the U.S. Treasury and EDC, respectively. In addition, the charges included $34 million and $14 million of unamortized debt issuance costs for the U.S. Treasury and EDC, respectively. During the period from January 1, 2007 to August 3, 2007, a $677 million loss on early extinguishment of debt was recognized in conjunction with the Cerberus transaction.
(8)	Represents vehicle sales to our dealers, distributors and fleet customers. For additional information refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Worldwide Factory Shipments.
(9)	The number provided for August 3, 2007 is as of July 31, 2007. The number provided for June 9, 2009 is as of June 30, 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with the information included under Item 1. Business, Item 6. Selected Financial Data and our accompanying audited consolidated financial statements and related notes thereto and Old Carco’s accompanying audited consolidated financial statements and notes thereto included elsewhere in this report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under —Disclosure Regarding Forward-Looking Statements and Item 1A. Risk Factors. Actual results may differ materially from those contained in any forward-looking statements.

Overview of our Operations and Formation

We generate revenues, income and cash primarily from our sales of Chrysler, Jeep, Dodge and Ram vehicles and Mopar service parts and automotive accessories to dealers and distributors for sale to retail and fleet customers. As part of our industrial alliance with Fiat, we also manufacture Fiat vehicles, which we sell to Fiat or distribute ourselves throughout North America. The majority of our operations, employees, independent dealers and vehicle sales are in North America, principally in the United States. Approximately 10 percent of our vehicle sales are outside North America, mostly in South America, Asia Pacific and Europe. We also generate revenues, income and cash from the sale of separately-priced extended warranty service contracts to consumers and from providing contract manufacturing services to other vehicle manufacturers. Our dealers enter into wholesale financing arrangements to purchase vehicles to hold in inventory which are available for sale to retail customers. Our retail customers use a variety of finance and lease programs to acquire vehicles from our dealers.

We began operations on June 10, 2009, following our purchase of the principal operating assets of Old Carco in connection with the U.S. Bankruptcy Court-approved 363 Transaction. As a key part of that transaction, we entered into an industrial alliance with Fiat that provides for collaboration in a number of areas, including product platform sharing and development, global distribution, procurement, information technology infrastructure and process improvement. See Item 1. Business —Chrysler Group Overview for a description of the circumstances surrounding our formation and the Fiat alliance for additional information.

For comparative purposes, we present certain information below regarding the financial condition and operating performance for 2009 based on our results for the period from June 10, 2009 to December 31, 2009 and those of Old Carco for the period from January 1, 2009 to June 9, 2009. Refer to the discussion of the lack of comparability of our and Old Carco’s financial information under the caption —Results of Operations below.

Progress on our Strategic Business Plan in 2011

Following completion of the 363 Transaction, our management team spent several months analyzing our business, products, operations and financial performance and condition in order to develop a business plan with clearly defined financial and operational performance targets.

In November 2009, we announced our business plan and related performance targets for the 2010 through 2014 period. Our business plan focuses on a number of initiatives designed to bring significant changes to our business by leveraging our alliance with Fiat. These targets included: upgrading our product innovation, quality and safety; rejuvenating and refining our brands; improving processes in procurement, supply chain management and manufacturing; enhancing our information technology infrastructure; optimizing our dealer network and global distribution strategy; and building a workforce culture of high performance.

We have made significant progress against our stated business plan objectives as they related to:

•

Product Development and Quality. We have made meaningful strides in rationalizing our product mix to produce a range of desirable vehicles with improved quality and fuel economy. Where feasible, we have leveraged the use of common platform architectures and technologies with Fiat.

Following these principles, we completed an extensive renewal of our product lineup, which began in the fourth quarter of 2009 with the launch of the new Ram 2500 and 3500 Heavy Duty pick-up trucks and Ram Chassis Cab commercial truck, and continued into 2010 with the Jeep Grand Cherokee SUV, the Chrysler 300 and Dodge Charger sedans, and the Dodge Durango crossover vehicle. In December 2010, we launched production of the eco-friendly Fiat 500, the first product of our industrial alliance with Fiat. Within this eighteen month time frame, we also launched 11 other significantly refreshed vehicles. All of these vehicles were in production before the end of 2010, but as is typical in the automotive industry, many of them first became available for retail sale several months later.

Working with Fiat, we also finalized co-development of the CUSW vehicle platform in 2011. This platform was based on Fiat’s C-Evo platform. Our new, fuel-efficient Dodge Dart will be the first vehicle built on this co-developed platform, which we also plan to use for all of our future C- and D-segment vehicles, except the body-on-frame Jeep Wrangler. We expect that this will reduce the total number of our passenger car and utility vehicle platforms from 11 in 2010 to seven by the end of 2014, three of which will be shared with Fiat. We will continue to use other platforms for our medium-duty and chassis cab trucks, as well as for the new SRT Viper that we plan to begin producing in 2012. By 2014, we expect that more than half of the vehicles we sell will be based on platforms we share with Fiat, and that we will garner some initial savings in 2012 that will grow with the wider deployment of common platforms.

We introduced our new Pentastar V-6 engine in 2010, and utilized this engine for the 2011 model year Jeep Grand Cherokee. We have since incorporated this engine into 11 other models. Because of this engine’s flexible architecture, we are able to deploy it across our product portfolio, which affords us significant efficiencies in manufacturing and logistics. In both 2010 and 2011, Ward’s Automotive recognized the Pentastar V-6 as one of the “10 Best Engines” for the coming model year. By January 2012, we had produced one million of these engines to meet growing demand, and have had to take several steps to increase our manufacturing capacity. As planned, in 2010, we also began the manufacture of the 1.4L FIRE engine for use in the Fiat 500 that we began selling in 2011. Additional progress on our efforts to develop and implement technologies in tandem with Fiat are detailed in Item 1. Business —Research, Development and Intellectual Property.

In 2011, our efforts to enhance product quality and reliability translated into improved third-party ratings and a number of awards recognized the desirability and strong residual values of our vehicles. Our Jeep Grand Cherokee, for instance, has received more awards than any other SUV. Our Chrysler, Jeep and Dodge brands were recognized overall for their increased reliability. Eleven of our 2011 vehicles were designated as a Top Safety Pick by the Insurance Institute for Highway Safety, as compared to five of our 2010 models.

•

Enhancing Our Brands. We have focused heavily on building the value of our brands as a means to increase sales of our vehicles and service parts while reducing our reliance on sales incentives. In 2009, we began a multi-year campaign to strengthen our Chrysler, Jeep, Dodge and Mopar brands, to develop Ram as a separate brand, and to reintroduce the Fiat brand in the U.S. and Canadian markets. We separated the Ram truck lineup from the Dodge brand and established a new Ram brand within the fourth quarter of 2009 in order to more effectively develop and market the distinct attributes of the vehicles in each brand’s product portfolio. In 2011, we formally introduced the SRT name to better distinguish our specialty performance vehicles, and we launched the Jeep Grand Cherokee SRT8, the Dodge Charger SRT8 and the Chrysler 300 SRT8. We also refreshed the Dodge Challenger SRT8.

To help promote brand equity, each brand is headed by a single individual with responsibility for the brand’s identity and product portfolio. The head of each brand is responsible for ensuring that each vehicle within that brand’s product lineup reflects brand attributes such as distinct appearance, capability, performance, content, ride and handling. In addition, we have separated advertising and marketing efforts for each brand to further underscore brand differentiation.

Our marketing efforts, particularly our “Imported from Detroit” campaign, garnered significant attention and accolades throughout 2011. The momentum of this campaign helped to foster our successful launch of the Chrysler 200, and has continued to elevate our brands and our company image. We believe that increased demand for higher-margin, premium versions of our vehicles, such as the Jeep Grand Cherokee Overland, the Chrysler 300C and several premium versions of our Ram trucks, demonstrates that our focus on brand equity is already expanding our reach within these vehicle segments and helping to capture luxury buyers.

As with our own brands, our management of the Fiat brand for the North American market is headed by a single individual. We and Fiat are jointly responsible for determining strategies, policies and plans relating to this part of our portfolio and Chrysler Group is responsible for management and implementation of such plans and policies. The Fiat brand in North America represents a fun and eco-friendly attitude, with cars (such as the Fiat 500) that will be principally in the mini, small and compact vehicle segments. Fiat brand vehicles are sold through distinct dealerships known as “studios.” As planned, the 200 dealers we had selected to sell Fiat brand vehicles and service parts in the U.S. and Canada have opened their studios.

•

Optimizing our U.S. Dealer Network. In the past year, we have continued to stabilize our U.S. network of dealers, an important element of our plan to increase dealer sales. After a period of inadequate access to capital between 2007 and 2009, nearly all of the dealers in our dealer network have access to wholesale financing through Ally (as discussed under the caption Item 1. Business —Distribution —Dealer and Customer Financing), or through other lenders. As of December 31, 2011, we had approximately 2,336 Chrysler, Jeep, Dodge and Ram dealers in the U.S., compared to over 3,000 dealers in the U.S. at June 9, 2009. In 2011, approximately 86 percent of the U.S. dealers in our dealer network reported to us that they were profitable. This compares to approximately 82 percent in 2010, 70 percent in 2009, and 49 percent in 2008.

Now more profitable, our dealers are increasingly willing to make the significant investments necessary to attract customers, which have involved construction, renovation, and maintenance of modern sales and service facilities that are equipped with state-of-the-art diagnostic equipment, tools and information management systems, and are staffed by well-trained sales and service personnel. Since we began operations in June 2009, dealers in our network have committed to invest more than $500 million in new construction and major renovations in their Chrysler, Jeep, Dodge and Ram dealerships. Increased profitability was achieved via significant economies of scale, with one strategically located dealer selling all of our brands of vehicles in a particular area rather than having multiple dealers within close proximity selling our vehicles. As a result of that consolidation, approximately 90 percent of our dealers are now selling Chrysler, Jeep, Dodge and Ram brand vehicles.

•

Maximizing Efficiency through World Class Manufacturing. In 2011, we invested approximately $200 million in our manufacturing plants to improve the infrastructure, efficiency and quality of our production systems. This investment, which was incremental to the investments we made for our new model launches, was part of our continued effort to apply WCM principles to our manufacturing operations. WCM fosters a manufacturing culture that targets improved performance, safety and efficiency, as well as the elimination of all types of waste. Our progress toward achieving goals under WCM is verified by WCM experts, who measure our plants’ performance against 20 categories of pre-determined WCM metrics. We conducted eight WCM reviews in 2011, and we are planning for more than 25 in 2012.

Our integration of WCM enabled us to complete 16 production launches in 2010, including the complete startup of two plants and the replacement of all our existing engines. Despite this pace, we have continued to drive process improvement in our plants. As a result, we continued to see improved safety statistics. Also in 2011, we delivered a 7 percent improvement in manufacturing cost productivity, and a 10 percent improvement in first time quality in our vehicle assembly plant operations.

In 2011, we built the WCM Academy, a training facility designed to transfer WCM know-how to 2,500 participants a year using automated learning modules and a variety of hands-on simulation techniques. We officially opened the Warren, Michigan facility in January 2012. Participants who attend the full program commit to leading a follow-up WCM project in their home plant, and then return to the academy to verify and share their results.

•

Procurement. We have established joint purchasing programs with Fiat that are designed to yield preferred pricing and supplier responsiveness, particularly with respect to shared parts and common suppliers. This joint sourcing has yielded benefits that span both direct and indirect procurement, from powertrain components and robots, to computer equipment and corporate expenses. With Fiat’s automotive enterprises in particular, the alliance provides the opportunity to develop global commodity and supplier strategies, which allow us to leverage our combined annual direct purchasing power (approximately $88 billion in 2011, based on the average of the daily Euro/U.S. Dollar (“EUR”/ “USD”) exchange rate during 2011). For example, in utilizing the shared CUSW platform for the Dodge Dart, we were able to negotiate tiered reductions in part costs. As volume grows with sales of the Dodge Dart and launches of subsequent vehicles based on the same platform, we expect to start realizing savings on these common parts. Small savings are expected as early as 2012, and we anticipate deeper savings in future years.

•

Supply Chain Management. In 2011, we continued to maintain the discipline in our supply chain that we had established in 2010. Our supply chain management function coordinates efforts to accurately forecast demand, manage the materials and vehicle ordering processes, track plant capacity, schedule production, allocate product inventory and arrange transportation logistics. Supply chain management is important in preventing potentially costly oversupply or undersupply conditions. Our supply chain management also monitors our dealers’ vehicle inventory levels to maintain availability of vehicles to facilitate sales, while at the same time preventing excess dealer stock to avoid the need for dealer and retail incentives. Despite growing volumes and the challenges involved in forecasting sales patterns for our 16 recently launched models, we have continued to manage U.S. dealer vehicle inventory levels more in line with market demand and finished the year with 64 days supply (number of units in dealer inventory divided by the daily selling rate for December 31, 2011). This is up slightly from 63 days supply as of December 31, 2010. These inventory levels represent a significant improvement over Old Carco’s 115 days supply as of December 31, 2008.

•

Global Distribution. We have made significant progress on our plan to increase our sales of vehicles and service parts outside of North America by leveraging the Fiat alliance to provide better access to key markets in Europe and South America. In June 2011, Fiat became the general distributor of our vehicles and service parts in Europe, where it sells our products through a network of newly appointed dealers. As contemplated by that plan, we are producing and selling several of our vehicle models and related service parts to Fiat for significantly expanded distribution in Europe, including European versions of our Chrysler 300, Chrysler Grand Voyager and a range of Jeep models. The Chrysler brand vehicle models are distributed by Fiat in certain countries in Europe under its Lancia brand.

In addition, in July 2011, we began producing the Fiat Freemont, a utility vehicle based on the Dodge Journey, which Fiat distributes in Europe. We are also implementing strategies by which we are benefitting from Fiat’s longstanding presence in Brazil, the largest automotive market in South America. In that regard, Fiat is also distributing the Fiat Freemont in Brazil, and is selling a portion of the Fiat 500 vehicles that we manufacture in Mexico through its dealer network in Brazil and Argentina. Fiat is also selling a portion of the Fiat 500 vehicles we manufacture in Mexico through its dealers in China, and Fiat plans to begin selling the Fiat Freemont in China in 2012.

As the exclusive distributor of Fiat in North America, we began distributing Fiat vehicles in Mexico in 2010, and we are now producing and selling the Fiat 500 throughout North America. We began to distribute Alfa Romeo vehicles in Mexico in 2011, and we will also be the exclusive distributor for Alfa Romeo in the U.S. and Canada. We are also taking on the distribution of Fiat vehicles outside North America in those regions where our dealer networks are better established. In January 2012, we began distributing Fiat vehicles and service parts through our international distribution center in Russia, and we anticipate that we will begin to distribute Fiat vehicles and service parts in Australia and New Zealand in April 2012.

Finally, we are exploring opportunities for the local production and expansion of the sale of Chrysler Group vehicles and service parts in growing and emerging markets, such as China and Russia, in connection with Fiat’s efforts to establish or expand manufacturing and distribution activities in those markets. To that end, we recently licensed certain vehicle technology to Fiat for a vehicle to be built in China by a Fiat joint venture.

•

Management Structure. At the time of our formation, we implemented a flatter management structure so that each functional area of our business reports directly to the Chief Executive Officer. To facilitate collaboration and enhance speed of decision-making, two management committees chaired by our Chief Executive Officer meet regularly to consider significant operational matters. Our Product Committee oversees capital investment, engineering and product development, while our Commercial Committee oversees matters related to sales and marketing. Both committees include the managers of each of our brands, each of whom also has a separate functional responsibility across all the brands. We believe this system has fostered cooperation and information sharing and further speeds decision-making. For example, the head of the Jeep brand is also the head of international operations for all our brands, and the head of our Dodge brand is also responsible for sales in the U.S. and Canada for all of our brands.

We have retained nearly all of the members of our management team since 2009, but we have continued to make changes in roles as our integration with Fiat continues to evolve. In addition, in September 2011, Fiat formed a management committee, known as the GEC, to oversee and enhance the operational integration of all Fiat affiliates, including Chrysler Group. Drawing leaders from both Chrysler Group and Fiat, the GEC has helped both parties to maximize the benefits of the Fiat alliance, but has allowed us to continue to independently govern our business decisions to ensure value for our members. See Item 13. Certain Relationships and Related Transactions, and Director Independence —Polices and Processes for Transactions Involving Related Parties for more information regarding the governance processes related to our operational integration with Fiat.

Our business plan also includes targets related to increased liquidity. On May 24, 2011, we completed a refinancing transaction whereby we entered into a $4.3 billion senior secured credit agreement which includes a $3.0 billion Tranche B Term Loan and a $1.3 billion undrawn revolving credit facility, or Revolving Facility, collectively referred to as the Senior Credit Facilities. In addition, we issued $3.2 billion of secured senior notes. The net proceeds received from the refinancing transaction, along with the proceeds received from Fiat’s concurrent exercise of its incremental equity call option, and cash generated from our operations, were used to repay all amounts outstanding under the U.S. Treasury and EDC credit facilities. Refer to —Liquidity and Capital Resources —Chrysler Group —Liquidity Overview and specifically to —Repayment of U.S. Treasury and EDC Credit Facilities and —Credit Facilities and Secured Senior Notes below, for additional information regarding our current sources of liquidity and capital resources and refinancing transaction.

See Item 1. Business —Chrysler Group Overview and Item 13. Certain Relationships and Related Transactions, and Director Independence —Transactions with Fiat for additional information regarding our progress in implementing our business plan.

Trends, Uncertainties and Opportunities

Rate of U.S. Economic Recovery. The U.S. economy is recovering slowly from a recession that began in late 2007 and became increasingly severe with the global credit crisis in 2008 and 2009. The weaker economic conditions led to a substantial industry-wide decline in vehicle sales in the U.S., from 16.5 million vehicles in 2007 to 13.5 million vehicles in 2008 with SAAR falling to less than ten million vehicles in the first quarter of 2009. Events contributing to the recession, including severely constrained credit markets, interrupted Old Carco’s development and launch of new or significantly refreshed vehicles in 2008 and 2009, which has had a continuing adverse effect on our vehicle sales and market share. Unemployment remains relatively high in the U.S. and U.S. SAAR estimates for 2012 remain significantly below 2007 levels. We had conservatively assumed a U.S. SAAR level of 12.7 million vehicles for 2011 for our business plan, which was close to the actual 2011 annual U.S. SAAR level of 13.0 million vehicles. Similarly conservative estimates form the basis for our business plan for 2012, and our projections of 13.8 million vehicles for 2012 are well below 2007 levels.

Product Development and Launches. Many of the models in our product lineup in 2011 were new or significantly refreshed, including the new Jeep Grand Cherokee, which had a successful retail launch in 2010 and has now garnered a significant number of industry awards. We expect that by the end of 2014, all of the models in our vehicle lineup that we carried over from the 2009 model year will be all-new. This challenging product development and launch schedule depends heavily on continued successful collaboration with Fiat, particularly in terms of sharing vehicle platforms. Our ability to continue to make the necessary investments in product development to achieve these plans depends in part on the market acceptance and success of the new and significantly refreshed vehicles we introduce early in the process.

Pricing. Our profitability depends in part on our ability to increase or maintain margins on the sale of vehicles, while operating in an automotive industry that has intense price competition resulting from the wide variety of available competitive vehicles and manufacturing overcapacity. Historically, manufacturers have competed for vehicle sales by offering dealer, retail and fleet incentives, including cash rebates, option package discounts, guaranteed depreciation programs, and subsidized financing or leasing programs, all of which constrain margins on vehicle sales. Although we will continue to use such incentives to generate sales for particular models in particular geographic regions during specific time periods, we intend to focus our efforts to achieve higher sales volumes by building brand value, balancing our product portfolio by offering smaller vehicle models, and improving the content, quality and performance of our vehicles. Our U.S. retail average net transaction price increased and our average incentive per unit decreased from the first quarter of 2010 to the fourth quarter of 2010, in each case as adjusted for changes in model mix over the period, as a result of favorable content mix and net price discipline. We continued this positive trend into 2011, as our average net transaction price for the year ended December 31, 2011 exceeded our 2010 average net transaction price, while our incentive per unit has largely remained stable, as adjusted for changes in model mix, over the twelve month period. We expect that our average net transaction price may decline over the next few years as we introduce several smaller and less expensive vehicles in our lineup, but we intend to apply the same net pricing discipline going forward, and to reduce incentives per unit proportionately.

Vehicle Profitability. Our results of operations depend on the profitability of the vehicles we sell, which tends to vary by vehicle segment. Vehicle profitability depends on a number of factors, including sales prices, net of sales incentives, costs of materials and components, as well as transportation and warranty costs. Typically, larger vehicles, which tend to have higher unit selling prices, have been more profitable on a per unit basis. Therefore, our minivans, larger utility vehicles and pick-up trucks have generally been more profitable than our passenger cars. Our minivans, larger utility vehicles and pick-up trucks accounted for approximately 52 percent of our total U.S. vehicle sales in 2011. The vehicle profitability, of this portion of our portfolio, is approximately 60 percent of our overall profitability. While more profitable on a per unit basis, these larger vehicles have relatively low fuel economy and over the past several years, consumer preferences have shifted away from these vehicles, particularly in periods of relatively high fuel prices. As part of the Fiat alliance, we continue to work toward a more balanced product portfolio that we believe would mitigate future impact on us of a future shift in consumer demand. In order to ensure that our portfolio of vehicles appropriately addresses the range of vehicles that may appeal to consumers over time, we have renewed our focus on the design, manufacturing, marketing and sale of our passenger cars, including mini, compact and subcompact cars, notwithstanding the lower per unit profitability. Our success in selling these smaller vehicles will provide us not only with a degree of insulation from the effects of changing consumer preferences, but will also be an important part of our efforts to comply with tightening environmental and fuel economy standards and to achieve corporate sustainability goals. In addition, our vehicle sales through dealers to retail customers are normally more profitable than our fleet sales. Our fleet customers increasingly tend to purchase a higher proportion of our smaller, more fuel-efficient vehicles, which have historically had a lower profitability per unit. Nevertheless, our fleet sales have been an important source of revenue and can also be an effective means for marketing our vehicles. Our fleet sales also help to normalize our plant production because they typically involve the delivery of a large, pre-determined quantity of vehicles over several months. Our U.S. fleet sales accounted for approximately 28 percent of our total U.S. vehicle sales in 2011, versus 36 percent in 2010.

Cost of Sales. Our cost of sales is comprised of a number of elements. The most significant element of our cost of sales is the cost of materials and components, which makes up the majority of our cost of sales, typically around 70 percent of the total. The remaining costs principally include labor costs, consisting of direct and indirect wages and fringe benefits, depreciation and amortization, and transportation costs. A large portion of our materials and component costs are affected directly or indirectly by raw materials prices, particularly prices for steel, aluminum, lead, resin and copper, as well as precious metals. The prices for these raw materials fluctuate and, in recent years, the prices have increased significantly in response to changing market conditions. These market conditions affect, to a significant extent, our ability to manage our cost of sales over the long term. To the extent raw material price fluctuations may affect our cost of sales, we typically seek to manage these costs and minimize the impact on cost of sales through the use of fixed price purchase contracts and the use of commercial negotiations and technical efficiencies. As a result, for the periods reported, changes in raw material costs generally have not had a material effect on the period to period comparisons of our cost of sales.

Engineering, Design & Development Costs. In the past, suppliers often incurred the initial cost of engineering, designing and developing automotive component parts, and recovered their investments over time by including a cost recovery component in the price of each part based on expected volumes. Due in part to liquidity constraints faced by key suppliers, many of them have negotiated for cost recovery payments independent of volumes. This trend places increased demands on our liquidity and increases our economic risk, if new vehicles incorporating these components are not successful in the market. See —Commercial Trends below for additional information.

Impact of Labor Cost Modifications. Our collective bargaining agreements with the UAW and the CAW have introduced lower wage and benefit structures for entry-level new hires, eliminated the employment security system (commonly known as the “Jobs Bank”), and reduced other compensation programs for terminated or laid-off represented employees, other than traditional severance pay. Over time, these and other modifications are intended to help us achieve hourly labor costs that are comparable to those of the transplant automotive manufacturers with which we compete, while continuing to offer competitive compensation packages. We expect to realize the benefit of the new hire wage and benefit structure as our production increases and as a result of natural attrition. As planned, we renegotiated our collective bargaining agreement with the UAW, which was ratified in October 2011. Although we made some concessions in wages and benefits during negotiations, particularly with respect to expanded profit sharing opportunities, we still expect to realize a significant portion of the savings negotiated in our prior agreement. Our collective bargaining agreement with the CAW expires in September 2012, therefore, we face some uncertainty as to future labor costs for our operations in Canada.

Fiat Ownership Interest

In January 2011, we delivered an irrevocable commitment letter to the U.S. Treasury stating that we had received the appropriate governmental approvals to begin commercial production of our FIRE engine in our Dundee, Michigan facility, which represented our achievement of the first of three Class B Events as outlined in our LLC Operating Agreement. In April 2011, we achieved our second Class B Event and delivered a notice to the U.S. Treasury confirming that we had achieved the Non-NAFTA Distribution Event as outlined in our LLC Operating Agreement. As a result of the achievement of these Class B Events, Fiat’s ownership interest increased from 20.0 percent to 30.0 percent, in increments of 5 percent on a fully diluted basis.

On May 24, 2011, and concurrent with the repayment of the U.S. Treasury and EDC credit facilities, Fiat exercised its incremental equity call option and acquired an additional 16 percent fully-diluted ownership interest in the Company pursuant to the terms of our LLC Operating Agreement. We received the entire exercise price of $1,268 million in cash, increasing our contributed capital by the proceeds received, and we issued new Class A Membership Interests to Fiat. Refer to —Liquidity and Capital Resources —Chrysler Group —Liquidity Overview, for additional information related to our refinancing transaction and the repayment of our U.S. Treasury and EDC credit facilities.

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

On July 21, 2011, Fiat also acquired the U.S. Treasury’s rights under the equity recapture agreement between the U.S. Treasury and the VEBA Trust for $75 million, of which $15 million was paid to the Canadian Government pursuant to a separate arrangement between the U.S. Treasury and the Canadian Government. The equity recapture agreement provides Fiat the rights to the economic benefit associated with the membership interests held by the VEBA Trust once the VEBA Trust receives proceeds, including certain distributions, in excess of $4.25 billion plus 9.0 percent per annum from January 1, 2010, or the Threshold Amount. Once the VEBA Trust receives the Threshold Amount, any additional proceeds payable to the VEBA Trust for the Company’s membership interests and any membership interests retained by the VEBA Trust, are to be transferred to Fiat for no further consideration.

In January 2012, we notified the U.S. Treasury that we had achieved the third and final Class B Event set forth in our LLC Operating Agreement, the Ecological Event. We irrevocably committed to begin assembly of a vehicle based on a Fiat platform or vehicle technology that has a verified unadjusted combined fuel economy of at least 40 miles per gallon in commercial quantities in a production facility in the U.S. This was achieved with a pre-production version of the all-new Dodge Dart, which will be produced at our assembly plant in Belvidere, Illinois.

As a result of these transactions and our achievement of the three Class B Events, Fiat’s ownership interest in the Company increased from 20.0 percent to 58.5 percent. The VEBA Trust owns the remaining 41.5 percent of the equity in the Company.

Critical Accounting Estimates

The audited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

The critical accounting estimates that affect the audited consolidated financial statements and that use judgments and assumptions are listed below. In addition, the likelihood that materially different amounts could be reported under varied conditions and assumptions is discussed.

Pension

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

Our defined benefit pension plans are accounted for on an actuarial basis, which requires that we make use of estimates of the present value of the projected future payments to all participants, taking into consideration the likelihood of potential future events such as demographic experience. These assumptions may have an effect on the amount and timing of future contributions.

The assumptions used in developing the required estimates include the following key factors:

•

Discount rates. Our discount rates are based on yields of high-quality (AA-rated or better) fixed income investments for which the timing and amounts of payments match the timing and amounts of the projected pension payments.

•

Expected return on plan assets. Our expected long-term rate of return on plan assets assumption is developed using a consistent approach across all plans. This approach primarily considers various inputs from a range of advisors for long-term capital market returns, inflation, bond yields and other variables, adjusted for specific aspects of our investment strategy.

•	Salary growth. Our salary growth assumption reflects our long-term actual experience, outlook and assumed inflation.

•	Inflation. Our inflation assumption is based on an evaluation of external market indicators.

•

Expected contributions. Our expected amount and timing of contributions is based on an assessment of minimum funding requirements. From time to time contributions are made beyond those that are legally required.

•	Retirement rates. Retirement rates are developed to reflect actual and projected plan experience.

•

Mortality rates. Mortality rates are developed to reflect actual and projected plan experience. In 2011, plan specific mortality tables, which also assume generational improvements, were actuarially developed using mortality experience from U.S. plans in 2005 through 2009. Generational improvements represent decreases in mortality rates over time based upon historical improvements in mortality and expected health care improvements. In August 2011, we received approval from the Internal Revenue Service for use of the plan specific mortality tables for funding for our U.S. plans effective January 1, 2012. We adopted the plan specific mortality tables with generational improvements for accounting purposes as of December 31, 2011. Mortality assumptions used in our Canadian benefit plans were also updated to reflect current and future mortality improvements.

Plan Assets Measured at Net Asset Value. Plan assets are recognized and measured at fair value in accordance with the accounting guidance related to fair value measurements, which specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2 and 3). Level 3 pricing inputs include significant inputs that are generally less observable from objective sources. At December 31, 2011, substantially all of our investments classified as Level 3 in the fair value hierarchy are valued at the net asset value, or NAV. These plan assets are classified as Level 3 as we are not able to redeem our investments at their respective measurement dates. NAV is provided by the investment manager or a third-party administrator.

Our investments classified as Level 3 include private equity, real estate and hedge fund investments. Private equity investments include those in limited partnerships that invest primarily in operating companies that are not publicly traded on a stock exchange. Our private equity investment strategies include leveraged buyouts, venture capital, mezzanine and distressed investments. Real estate investments include those in limited partnerships that invest in various commercial and residential real estate projects both domestically and internationally. Hedge fund investments include those seeking to maximize absolute returns using a broad range of strategies to enhance returns and provide additional diversification. Investments in limited partnerships are valued at the NAV, which is based on audited financial statements of the funds when available, with adjustments to account for partnership activity and other applicable valuation adjustments.

Refer to Note 2, Basis of Presentation and Significant Accounting Policies, and Note 17, Employee Retirement and Other Benefits, of our accompanying audited consolidated financial statements for a discussion of the fair value hierarchy measurement.

Plan obligations and costs are based on existing retirement plan provisions. No assumption is made regarding any potential future changes to benefit provisions beyond those to which we are presently committed, such as in existing labor contracts.

The effects of actual results differing from our assumptions and the effects of changing assumptions are included in unamortized net gains and losses in accumulated other comprehensive income. Gains and losses are amortized over future periods and, therefore, generally affect our recognized expense in future periods. These net gains and losses are only amortized to the extent they exceed 10 percent of the higher of the market-related value of assets or the projected benefit obligation of the respective plan and these amounts are recognized as a component of net expense over the plan participants’ expected future years of service. For our defined benefit pension plans, these losses do not exceed this threshold. During 2011, the actual return on plan assets was $1,644 million, which was lower than the expected return of $1,828 million. The weighted average discount rate used to determine the benefit obligation for defined benefit pension plans was 4.84 percent at December 31, 2011 versus 5.33 percent at December 31, 2010, resulting in an unamortized loss of $1,656 million.

The December 31, 2011 pension funded status and 2012 expense are affected by year-end 2011 assumptions. These sensitivities may be asymmetric and are specific to the time periods noted. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown. The effect of the indicated increase (decrease) in selected factors, holding all other assumptions constant, is shown below:

	Pension Plans
	Effect on 2012 Pension Expense	Effect on December 31, 2011 Projected Benefit Obligation
	(in millions of dollars)
10 basis point decrease in discount rate	$22	$354
10 basis point increase in discount rate	(18)	(348)
50 basis point decrease in expected return on assets	121	—
50 basis point increase in expected return on assets	(121)	—

Refer to Note 17, Employee Retirement and Other Benefits, of our accompanying audited consolidated financial statements for a detailed discussion of our pension plans.

Other Postretirement Employee Benefits

We provide health care, legal and life insurance benefits to certain of our hourly and salaried employees. Upon retirement from the Company, these employees may become eligible for continuation of certain benefits. Benefits and eligibility rules may be modified periodically.

Other postretirement employee benefits (“OPEB”) plans are accounted for on an actuarial basis, which requires the selection of various assumptions. The estimation of our obligations, costs and liabilities associated with OPEB, primarily retiree health care and life insurance, requires that we make use of estimates of the present value of the projected future payments to all participants, taking into consideration the likelihood of potential future events such as health care cost increases and demographic experience, which may have an effect on the amount and timing of future payments.

The assumptions used in developing the required estimates include the following key factors:

•

Discount rates. Our discount rates are based on yields of high-quality (AA-rated or better) fixed income investments for which the timing and amounts of payments match the timing and amounts of the projected benefit payments.

•	Health care cost trends. Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends.

•	Salary growth. Our salary growth assumptions reflect our long-term actual experience, outlook and assumed inflation.

•	Retirement rates. Retirement rates are developed to reflect actual and projected plan experience.

•

Mortality rates. Mortality rates are developed to reflect actual and projected plan experience. In 2011, plan specific mortality tables, which also assume generational improvements, were actuarially developed using mortality experience from U.S. plans in 2005 through 2009. Generational improvements represent decreases in mortality rates over time based upon historical improvements in mortality and expected health care improvements. In August 2011, we received approval from the

Internal Revenue Service for use of the plan specific mortality tables for funding for our U.S. plans effective January 1, 2012. We adopted the plan specific mortality tables with generational improvements for accounting purposes as of December 31, 2011. Mortality assumptions used in our Canadian benefit plans were also updated to reflect current and future mortality improvements.

Plan assets are recognized and measured at fair value in accordance with the accounting guidance related to fair value measurements, which specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. A variety of inputs are used, including independent pricing vendors, third party appraisals, and fund NAV provided by the investment manager or a third party administrator. Refer to Note 2, Basis of Presentation and Significant Accounting Policies, and Note 17, Employee Retirement and Other Benefits, of our accompanying audited consolidated financial statements for a discussion of the fair value hierarchy measurement.

Plan obligations and costs are based on existing retirement plan provisions. No assumption is made regarding any potential future changes to benefit provisions beyond those to which we are presently committed, such as in existing labor contracts.

The effects of actual results differing from our assumptions and the effects of changing assumptions are included in unamortized net gains and losses in accumulated other comprehensive income (loss). We immediately recognize actuarial gains or losses for OPEB plans that are short-term in nature and under which our obligation is capped. For all other plans, our accounting policy is to recognize gains or losses to the extent they exceed 10 percent of the higher of the market-related value of assets or the projected benefit obligation of the respective plan and these amounts are recognized as a component of the net expense over the plan participants’ expected future years of service. The weighted average discount rate used to determine the benefit obligation for OPEB plans was 4.93 percent and 5.57 percent at December 31, 2011 and 2010, respectively.

Refer to Note 17, Employee Retirement and Other Benefits, of our accompanying audited consolidated financial statements for more information regarding costs and assumptions for OPEB plans.

The effect of the indicated increase (decrease) in the assumed discount rate, holding all other assumptions constant, is shown below:

	OPEB Plans
	Effect on 2012 OPEB Expense	Effect on December 31, 2011 OPEB Obligation
	(in millions of dollars)
10 basis point decrease in discount rate	$2	$31
10 basis point increase in discount rate	(1)	(31)

Transfer of VEBA Trust Assets and Obligations to the VEBA Trust. On January 1, 2010, and in accordance with the terms of the VEBA Settlement Agreement, we transferred $1,972 million of plan assets to the VEBA Trust and thereby were discharged of $7,049 million of benefit obligations related to postretirement health care benefits for certain UAW retirees. As a result of this settlement, we derecognized the associated OPEB obligation of $5,077 million. Separately, we recognized a financial liability for the VEBA Trust Note at a fair value of $3,854 million, which included the $4,587 million VEBA Trust Note net of the related discount of $733 million, as well as accrued interest of $233 million. In addition, the contribution receivable for the VEBA Trust membership interests of $990 million was satisfied. Refer to Note 17, Employee Retirement and Other Benefits, of our accompanying audited consolidated financial statements for more information regarding the transfer of VEBA Trust assets and obligations to the VEBA Trust.

Canadian Health Care Trust Settlement Agreement. On August 13, 2010, Chrysler Canada entered into the Canadian Health Care Trust Settlement Agreement, which we refer to as the Canadian HCT Settlement Agreement, with the CAW to permanently transfer the responsibility for providing postretirement health care benefits to CAW represented employees, retirees and dependents, or Covered Group, to a new retiree plan. The new retiree plan will be funded by a new independent Health Care Trust, or HCT.

On December 31, 2010, and in accordance with the Canadian HCT Settlement Agreement, Chrysler Canada issued four unsecured promissory notes, or Canadian HCT Notes, with a fair value of $1,087 million ($1,085 million Canadian dollars, or CAD) to the HCT and made a cash contribution of $104 million to the HCT in exchange for settling its retiree health care obligations for the Covered Group. In accordance with the Canadian HCT Settlement Agreement, the cash contribution was determined based on an initial payment of $175 million, which was adjusted for the following: (i) reduced by $53 million for benefit payments made by us for claims incurred by the Covered Group from January 1, 2010 through December 31, 2010, (ii) reduced by $22 million for required taxes associated with the transaction and administrative costs and (iii) increased by $4 million for interest charges and retiree contributions received by us during the same period. In addition, on December 31, 2010, we paid $3 million to the HCT for taxes incurred related to this transaction. During the year ended December 31, 2010, we recognized a $46 million loss as a result of the Canadian HCT Settlement Agreement. During 2011, the remaining obligation of $19 million for taxes and administrative costs was paid.

Refer to Note 17, Employee Retirement and Other Benefits, of our accompanying audited consolidated financial statements for more information regarding the Canadian HCT Settlement Agreement.

Share-Based Compensation

We have various compensation plans that provide for the granting of share-based compensation to certain employees and directors. Compensation expense for equity-classified awards is measured at the grant date based on the fair value of the award. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled with compensation expense recognized over the employee service period.

The fair value of each unit issued under the plans is based on the fair value of our membership interests. Each unit, or Chrysler Group Unit, is equal to 1/600th of the value of a Class A Membership Interest on a fully-diluted basis after conversion of the Class B Membership Interests, which equates to approximately 980 million Chrysler Group Units.

Since there is no publicly observable trading price for our membership interests, fair value was determined using a discounted cash flow methodology. We use this approach, which is based on our projected cash flows, to estimate our enterprise value. We then deduct the fair value of our outstanding interest bearing debt as of the measurement date from our enterprise value to arrive at the fair value of equity. This amount is then divided by the total number of Chrysler Group Units to estimate the fair value of a single Chrysler Group Unit. The significant assumptions used in the calculation of fair value at each issuance date and for each period included the following:

•	Four years of annual projections prepared by management that reflect the estimated after-tax cash flows a market participant would expect to generate from operating the business;

•

A terminal value that was determined using a growth model that applied a 2.0 percent long-term growth rate to our projected after-tax cash flows beyond the four year window. The long-term growth rate was based on our internal projections as well as industry growth prospects;

•	An estimated after-tax WACC ranging from 14.4 percent to 16.5 percent in 2011, 15.0 percent to 15.3 percent in 2010 and 15.3 percent to 19.5 percent in 2009; and

•	Projected worldwide factory shipments ranging from approximately 1.6 million vehicles in 2010 to approximately 3 million vehicles in 2015.

The implied fair value of the Company, resulting from the transactions through which Fiat acquired beneficial ownership of the membership interests previously held by the U.S. Treasury and Canadian Government, was used to corroborate the values determined using the discounted cash flow methodology. Refer to Fiat Ownership Interest discussed above and Note 18, Other Transactions with Related Parties, of our accompanying audited consolidated financial statements for additional information related to these transactions.

Based on these calculations, we estimated that the per unit fair value of a Chrysler Group Unit, calculated based on the fully-diluted Chrysler Group Units of 980 million, was $7.63, $4.87 and $1.82 as of December 31, 2011, 2010 and 2009, respectively. The increase in the per unit fair value was primarily attributable to continued improvement in our performance and achievement of the objectives outlined in our business plan.

If awards contain certain performance conditions in order to vest, we recognize the cost of the award when achievement of the performance condition is probable. For those awards with post-vesting contingencies, we apply an adjustment to account for the probability of meeting those contingencies. For additional information related to our share-based compensation awards, refer to Note 16, Share-Based Compensation, of our accompanying audited consolidated financial statements.

Impairment of Long-Lived Assets

Long-lived assets held and used (such as property, plant and equipment, and equipment on operating leases) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of an asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or group of assets. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or group of assets exceeds the fair value of the asset or group of assets. When long-lived assets are considered held for sale, they are recorded at the lower of carrying amount or fair value less costs to sell, and depreciation ceases.

Goodwill and Other Intangible Assets

We account for goodwill in accordance with the accounting guidance related to intangibles and goodwill, which requires us to test goodwill for impairment at the reporting unit level at least annually and when significant events occur, or there are changes in circumstances that indicate the fair value is less than the carrying value. Such events could include, among others, a significant adverse change in the business climate, an unanticipated change in the competitive environment and a decision to change the operations of the Company. We have one operating segment, which is also our only reporting unit.

Goodwill is evaluated for impairment annually as of October 1. In September 2011, the Financial Accounting Standards Board issued updated guidance on annual goodwill impairment testing. The amendment allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on its qualitative assessment, an entity concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The updated guidance is effective for annual and interim goodwill impairment tests performed for fiscal periods beginning after December 15, 2011, with early adoption permitted. We have elected to early adopt the updated guidance as of October 1, 2011, and it did not have an impact on our consolidated financial statements.

When quantitative impairment testing is required, goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test is to compare the fair value of our reporting unit to its carrying value. The fair value is determined by estimating the present value of expected future cash flows for the reporting unit. If the fair value of the reporting unit is greater than its carrying amount, no impairment exists and the second step of the test is not performed. If the carrying amount of the reporting unit is greater than the fair value, there is an indication that an impairment may exist and the second step of the test must be completed to measure the amount of the impairment. The second step of the test calculates the implied fair value of goodwill by assigning the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The implied fair value of goodwill is then compared to the carrying value. If the implied fair value of goodwill is less than the carrying value, an impairment loss is recognized equal to the difference.

Intangible assets that have a finite useful life are amortized over their respective estimated useful lives, which are reviewed by management each reporting period and whenever changes in circumstances indicate that the carrying value of the assets may not be recoverable. Other intangible assets determined to have an indefinite useful life are not amortized, but are instead tested for impairment annually. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management estimates fair value through various techniques including discounted cash flow models, which incorporate market-based inputs, and third party independent appraisals, as considered appropriate. Management also considers current and estimated economic trends and outlook.

Valuation of Deferred Tax Assets

A valuation allowance on deferred tax assets is required if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon our ability to generate sufficient taxable income during the carryback or carryforward periods applicable in each stated tax jurisdiction. Our accounting for deferred tax assets represents our best estimate of those future events. Changes in our estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.

In assessing the realizability of deferred tax assets, we consider both positive and negative evidence. Concluding that a valuation allowance is not required is difficult when there is an absence of positive evidence and there is significant negative evidence, which is objective and verifiable, such as cumulative losses in recent years. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. U.S. GAAP states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets.

The assessment of the nature, timing and recognition of a valuation allowance takes into account a number of types of evidence, including the following:

•

Nature, frequency and severity of current and cumulative financial reporting losses. A pattern of objectively measured recent financial reporting losses is heavily weighted as a source of negative evidence. In certain circumstances, historical information may not be as relevant due to changed circumstances;

•

Sources of future taxable income. Future reversals of existing temporary differences are heavily weighted sources of objectively verifiable positive evidence. Projections of future taxable income exclusive of reversing temporary differences are a source of positive evidence only when the projections are combined with a history of recent profits and can be reasonably estimated. Otherwise, these projections are considered inherently subjective and generally will not be sufficient to overcome negative evidence that includes relevant cumulative losses in recent years, particularly if the projected future taxable income is dependent on an anticipated turnaround to profitability that has not yet been achieved. In such cases, we generally give these projections of future taxable income no weight for the purposes of our valuation allowance assessment pursuant to U.S. GAAP; and

•

Tax planning strategies. If necessary and available, tax planning strategies would be implemented to accelerate taxable amounts to utilize expiring carryforwards. These strategies would be a source of additional positive evidence and, depending on their nature, could be heavily weighted.

We concluded that the lack of positive evidence, combined with significant negative objective evidence, including the uncertainty of the near-term outlook for the North American automotive industry and financial markets, required us to maintain our valuation allowances in respect to deferred tax assets. Accordingly, at December 31, 2011 and 2010, we have valuation allowances on deferred tax assets of $1,124 million and $852 million, respectively, related to our foreign operations, which are dependent on U.S. operations.

If, in the future, we generate taxable income on a sustained basis in jurisdictions where we have recorded full valuation allowances, our conclusion regarding the need for full valuation allowances in these tax jurisdictions could change, resulting in the reversal of some or all of the valuation allowances. Although we were profitable in 2011 in the U.S. and in certain foreign jurisdictions, we continue to record a valuation allowance on all net deferred tax assets due to the continued dependence our foreign operations have on our U.S. operations, together with our assessment of the near-term outlook for the North American automotive industry. However, the weight of the negative evidence of the uncertainty of the North American automotive industry is decreasing due to an improvement in North American automotive industry vehicle sales over the past 2 years and an increase in our North American sales and market share.

If our sales and market share in North America and our assessment of the North American automotive industry continue to improve in the upcoming year, the negative objective evidence noted above will have been sufficiently mitigated and the release of valuation allowances in the foreign subsidiaries could occur within the next 12 months. Until such time, we will reverse a portion of the valuation allowance related to the corresponding realized tax benefit for that period, without changing our conclusions regarding the need for a full valuation allowance against the remaining net deferred tax assets. In the reporting period in which the valuation allowance is released, we will record a large tax benefit related to the release, which will result in a large negative effective tax rate.

Sales Incentives

We record the estimated cost of sales incentive programs offered to dealers and retail customers as a reduction to revenue at the time of sale to the dealer. This estimated cost represents the incentive programs offered to dealers and retail customers, as well as the expected modifications to these programs in order to facilitate sales of the dealer inventory. Subsequent adjustments to incentive programs related to vehicles previously sold to dealers are recognized as an adjustment to revenue in the period the adjustment is determinable.

We use price discounts to adjust vehicle pricing in response to a number of market and product factors, including: pricing actions and incentives offered by competitors, economic conditions, the amount of excess industry production capacity, the intensity of market competition, consumer demand for the product and to support promotional campaigns. We may offer a variety of sales incentive programs at any given point in time, including: cash offers to dealers and retail customers and subvention programs offered to retail customers, or lease subsidies, which reduce the retail customer’s monthly lease payment. Incentive programs are generally brand, model and region specific for a defined period of time, which may be extended.

Multiple factors are used in estimating the future incentive expense by vehicle line including the current incentive programs in the market, planned promotional programs and the normal incentive escalation incurred as the model year ages. The estimated incentive rates are reviewed monthly and changes to the planned rates are adjusted accordingly, thus impacting revenues. As discussed previously, there are a multitude of inputs affecting the calculation of the estimate for sales incentives, and an increase or decrease of any of these variables could have a significant effect on recorded revenues.

Warranty and Product Recalls

We establish reserves for product warranties at the time the sale is recognized. We issue various types of product warranties under which we generally guarantee the performance of products delivered for a certain period or term. The reserve for product warranties includes the expected costs of warranty obligations imposed by law or contract, as well as the expected costs for policy coverage, recall actions and buyback commitments. Estimates are principally based on historical claims experience for our vehicles and, where little or no claims experience exists, assumptions regarding the lifetime warranty costs of each vehicle. In addition, the number and magnitude of additional service actions expected to be approved, and policies related to additional service actions, are taken into consideration. Due to the uncertainty and potential volatility of these estimated factors, changes in our assumptions could materially affect our results of operations.

We periodically initiate voluntary service and recall actions to address various customer satisfaction, safety and emissions issues related to vehicles we sell. Included in the reserve is the estimated cost of these service and recall actions. The estimated future costs of these actions are based primarily on historical claims experience for our vehicles. Estimates of the future costs of these actions are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the number of vehicles affected by a service or recall action and the nature of the corrective action. It is reasonably possible that the ultimate cost of these service and recall actions may require us to make expenditures in excess of established reserves over an extended period of time and in a range of amounts that cannot be reasonably estimated. Our estimate of warranty and additional service and recall action obligations is re-evaluated on a quarterly basis. Experience has shown that initial data for any given model year can be volatile; therefore, our process relies upon long-term historical averages until actual data is available. As actual experience becomes available, it is used to modify the historical averages to ensure that the forecast is within the range of likely outcomes. Resulting accruals are then compared with current spending rates to ensure that the balances are adequate to meet expected future obligations.

Accounting Standards Not Yet Adopted

Accounting standards not yet adopted are discussed in Note 2, Basis of Presentation and Significant Accounting Policies, of our accompanying audited consolidated financial statements.

Non-GAAP Financial Measures

We monitor our operations through the use of several non-GAAP financial measures: Adjusted Net Income (Loss); Modified Operating Profit (Loss); Modified Earnings Before Interest, Taxes, Depreciation and Amortization, which we refer to as Modified EBITDA; Gross and Net Industrial Debt; as well as Free Cash Flow. We believe that these non-GAAP financial measures provide useful information about our operating results and enhance the overall ability to assess our financial performance. They provide us with comparable measures of our financial performance based on normalized operational factors which then facilitate management’s ability to identify operational trends, as well as make decisions regarding future spending, resource allocations and other operational decisions. These and similar measures are widely used in the industry in which we operate.

These financial measures may not be comparable to other similarly titled measures of other companies and are not an alternative to net income (loss) or income (loss) from operations as calculated and presented in accordance with U.S. GAAP. These measures should not be used as a substitute for any U.S. GAAP financial measures.

Adjusted Net Income (Loss)

Adjusted Net Income (Loss) is defined as net income (loss) excluding the impact of infrequent charges, which includes losses on extinguishment of debt. We use Adjusted Net Income (Loss) as a key indicator of the trends in our overall financial performance, excluding the impact of such infrequent charges.

Modified Operating Profit (Loss)

We measure Modified Operating Profit (Loss) to assess the performance of our core operations, establish operational goals and forecasts that are used to allocate resources, and evaluate our performance period over period. Modified Operating Profit (Loss) is computed starting with net income (loss), and then adjusting the amount to (i) add back income tax expense and exclude income tax benefits, (ii) add back net interest expense (excluding interest expense related to financing activities associated with a vehicle lease portfolio we refer to as Gold Key Lease), (iii) add back all pension, OPEB and other employee benefit costs other than service costs, (iv) add back restructuring expense and exclude restructuring income, (v) add back other financial expense, (vi) add back losses and exclude gains due to cumulative change in accounting principles, and (vii) add back certain other costs, charges and expenses, which include the charges factored into the calculation of Adjusted Net Income (Loss). In accordance with the terms of the UAW’s new four-year national collective bargaining agreement ratified in October 2011, our UAW-represented employees’ annual profit sharing payments will be calculated based on our reported Modified Operating Profit (Loss). In addition, we also use performance targets based on Modified Operating Profit (Loss) as a factor in our incentive compensation calculations for our non-represented employees.

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

The reconciliation of net income (loss) to Adjusted Net Income (Loss), Modified Operating Profit (Loss) and Modified EBITDA is set forth below:

	Successor			Predecessor A
	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from June 10, 2009 to December 31, 2009	Period from January 1, 2009 to June 9, 2009
	(in millions of dollars)			(in millions of dollars)
Net income (loss)	$183	$(652)	$(3,785)	$(4,425)
Plus:
Loss on extinguishment of debt (1)	551	—	—	—

Adjusted Net Income (Loss)	$734	$(652)	$(3,785)	$(4,425)

Plus:
Income tax expense (benefit)	198	139	29	(317)
Net interest expense (2)	1,199	1,228	359	584
Pension, OPEB and other employee benefit costs other than service costs:
Remeasurement loss on VEBA Trust Note and Membership Interests (3)	—	—	2,051	—
Interest expense and accretion on VEBA Trust Note	—	—	270	—
Other employee benefit costs	(170)	(52)	136	236
Loss on Canadian HCT Settlement (4)	—	46	—	—
Restructuring expenses (income), net (5)	3	48	34	(230)
Other financial expense, net	11	6	11	6
Impairment of brand name intangible assets (6)	—	—	—	844
Impairment of property, plant and equipment (7)	—	—	—	391
Reorganization expense, net (8)	—	—	—	843
Less:
Gain on NSC settlement (9)	—	—	—	(684)
Gain on Daimler pension contribution (10)	—	—	—	(600)

Modified Operating Profit (Loss)	$1,975	$763	$(895)	$(3,352)

Plus:
Depreciation and amortization expense	2,876	3,051	1,587	1,537
Less:
Depreciation and amortization expense for vehicles held for lease	(97)	(353)	(154)	(354)

Modified EBITDA	$4,754	$3,461	$538	$(2,169)

(1)	On May 24, 2011, we repaid all amounts owed under the U.S. Treasury first lien credit facility and the EDC credit facilities and recognized charges of $170 million and $381 million, respectively. The charges consisted of $136 million and $367 million of unamortized discounts for the U.S. Treasury and EDC, respectively. In addition, the charges included $34 million and $14 million of unamortized debt issuance costs for the U.S. Treasury and EDC, respectively.
(2)	Interest expense for the period from January 1, 2009 to June 9, 2009 excludes $57 million of contractual interest expense on debt subject to compromise. Refer to Note 4, Interest Expense, of Old Carco’s accompanying audited consolidated financial statements for additional information.
(3)	As a result of the December 31, 2009 remeasurement, the OPEB obligation increased primarily due to a change in discount rate, resulting in a loss. Our policy is to immediately recognize actuarial gains or losses for OPEB plans that are short-term in nature and under which our obligation is capped. Therefore, we immediately recognized a loss of $2,051 million in OPEB net periodic benefit costs due to increases in the fair values of the VEBA Trust Note and Membership Interests issued to the VEBA Trust of $1,540 million and $511 million, respectively, from June 10, 2009 to December 31, 2009.
(4)	In August 2010, Chrysler Canada entered into a settlement agreement with the CAW to permanently transfer the responsibility for providing postretirement health care benefits to the Covered Group to a new retiree plan. The new retiree plan will be funded by the HCT. During the year ended December 31, 2010, we recognized a $46 million loss as a result of the Canadian HCT Settlement Agreement.
(5)	Restructuring income, net for the period from January 1, 2009 to June 9, 2009 was primarily due to refinements to existing supplier contract cancellation costs and workforce reduction reserves recorded in connection with Old Carco’s RTP I, II and III Plans.
(6)	Old Carco recorded an indefinite-lived intangible asset impairment charge of $844 million during the period from January 1, 2009 to June 9, 2009 related to its brand names. The impairment was primarily a result of the significant deterioration in Old Carco’s revenues, the ongoing volatility in the U.S. economy, in general, and in the automotive industry in particular, and a significant decline in its projected production volumes and revenues considering the market conditions at that time.
(7)	During the period from January 1, 2009 to June 9, 2009, Old Carco recorded a property, plant and equipment impairment charge of $391 million on the long-lived assets which were not acquired by us. The impairment was primarily the result of the Old Carco bankruptcy cases, continued deterioration of Old Carco’s revenues, ongoing volatility in the U.S. economy, in general, and in the automotive industry in particular, as well as taking into consideration the expected proceeds to be received upon liquidation of the assets.
(8)	In connection with Old Carco’s bankruptcy filings, Old Carco recognized $843 million of net losses from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization and restructuring of the business, as well as professional fees directly related to the process of reorganizing Old Carco and its principal domestic subsidiaries under Chapter 11 of the U.S. Bankruptcy Code. These losses were partially off-set by a gain on extinguishment of certain financial liabilities and accrued interest. On April 30, 2010, Old Carco transferred its remaining assets and liabilities to a liquidating trust and was dissolved in accordance with a plan of liquidation approved by the bankruptcy court.
(9)	On March 31, 2009, Daimler transferred its ownership of 23 international distribution centers, or NSCs, to Chrysler Holding, which simultaneously transferred the NSCs to Old Carco. Old Carco paid Daimler $99 million in exchange for the settlement of obligations related to the NSCs and other international obligations, resulting in a net gain of $684 million.
(10)	On June 5, 2009, Old Carco, Chrysler Holding, Cerberus, Daimler and the Pension Benefit Guaranty Corporation entered into a binding agreement settling various matters. Under the agreement, Daimler agreed to make three equal annual cash payments to Old Carco totaling $600 million, which were to be used to fund contributions into Old Carco’s U.S. pension plans in 2009, 2010 and 2011. This receivable and certain pension plans were subsequently transferred to us as a result of the 363 Transaction.

The table below shows a reconciliation of Modified EBITDA as currently defined and reported to Modified EBITDA as previously defined and reported by Old Carco in its accompanying audited consolidated financial statements for the period from January 1, 2009 to June 9, 2009.

Predecessor A
Period from January 1, 2009 to June 9, 2009
(in millions of dollars)
Modified EBITDA	$(2,169)
Adjustment to include:
Certain employee benefit costs	(236)

Modified EBITDA as previously reported	$(2,405)

Gross and Net Industrial Debt

We compute Gross Industrial Debt as total financial liabilities less Gold Key Lease financing obligations. Gold Key Lease financing obligations are primarily satisfied out of collections from the related operating leases and proceeds from the sale of the related vehicles.

We deduct our cash and cash equivalents from Gross Industrial Debt to compute Net Industrial Debt. We use Net Industrial Debt as a measure of our financial leverage and believe it is useful to others in evaluating our financial leverage.

The following is a reconciliation of financial liabilities to Gross and Net Industrial Debt:

	Successor
	December 31, 2011	December 31, 2010
	(in millions of dollars)
Financial liabilities (1)	$12,574	$13,731
Less: Gold Key Lease obligations
Short-term asset-backed notes payable	41	130
Long-term asset-backed notes payable	—	43
Gold Key Lease credit facility	—	438

Gross Industrial Debt	$12,533	$13,120
Less: cash and cash equivalents	9,601	7,347

Net Industrial Debt	$2,932	$5,773

(1)	Refer to Note 11, Financial Liabilities, of our accompanying audited consolidated financial statements for additional information regarding our financial liabilities.

Free Cash Flow

Free Cash Flow is defined as cash flows from operating and investing activities, excluding any debt related investing activities, adjusted for financing activities related to Gold Key Lease financing. Free Cash Flow is presented because we believe that it is used by analysts and other parties in evaluating the Company. However, Free Cash Flow does not necessarily represent cash available for discretionary activities, as certain debt obligations and capital lease payments must be funded out of Free Cash Flow. We also use performance targets based on Free Cash Flow as a factor in our incentive compensation calculations for our non-represented employees. Free Cash Flow should not be considered as an alternative to, or substitute for, net change in cash and cash equivalents. We believe it is important to view Free Cash Flow as a complement to our entire consolidated statements of cash flows.

The following is a reconciliation of Net Cash Provided by (Used In) Operating and Investing Activities to Free Cash Flow:

	Successor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from June 10, 2009 to December 31, 2009
	(in millions of dollars)
Net cash provided by operating activities	$4,603	$4,195	$2,335
Net cash (used in) provided by investing activities	(1,970)	(1,167)	250
Investing activities excluded from Free Cash Flow:
Proceeds from USDART (1)	(96)	—	(500)
Change in loans and note receivables	(6)	(36)	(7)
Financing activities included in Free Cash Flow:
Proceeds from Gold Key Lease financing	—	266	—
Repayments of Gold Key Lease financing	(584)	(1,903)	(1,248)

Free Cash Flow	$1,947	$1,355	$830

(1)	U.S. Dealer Automotive Receivables Transitions LLC, or USDART, as described below under —Liquidity and Capital Resources —Chrysler Group —Ally.

Accounting for the Effects of the Old Carco Bankruptcy Proceedings

Old Carco Bankruptcy Proceedings

As a result of the bankruptcy proceedings under Chapter 11 of the U.S. Bankruptcy Code, Old Carco adopted accounting guidance pertaining to financial reporting by entities in reorganization under the U.S. Bankruptcy Code. This accounting guidance does not change the application of U.S. GAAP with respect to the preparation of Old Carco’s audited consolidated financial statements. Rather, this accounting guidance requires that financial statements for periods including and subsequent to a Chapter 11 filing, distinguish between transactions and events that are directly associated with the reorganization proceedings from the ongoing operations of the business. Additional disclosures are also required. Revenues, expenses, gains and losses directly associated with the reorganization proceedings were reported as Reorganization Items, Net for the period from January 1, 2009 to June 9, 2009. In addition, liabilities subject to compromise in the Chapter 11 proceedings were distinguished separately from liabilities not subject to compromise and post-petition liabilities in Old Carco’s balance sheet as of June 9, 2009. Liabilities subject to compromise were reported at amounts expected to be allowed, even if they settled for reduced amounts. The financial results presented throughout this report for the period from January 1, 2009 to June 9, 2009 were prepared using this accounting guidance.

Results of Operations

Presentation of Chrysler Group Operating Results

A summary of our operating results is presented below for the years ended December 31, 2011 and 2010 and for the period from June 10, 2009 to December 31, 2009, along with the operating results of Old Carco for the period from January 1, 2009 to June 9, 2009.

Comparability of Chrysler Group and Old Carco Financial Information

In connection with the 363 Transaction, we did not acquire all of the assets or assume all of the liabilities of Old Carco. The assets we acquired and liabilities we assumed from Old Carco were generally recorded at fair value, in accordance with business combination accounting guidance, resulting in a change from Old Carco’s basis. In addition, certain of our accounting policies differ from those of Old Carco. For these reasons, we do not present any financial information on a combined basis for the period from June 10, 2009 to December 31, 2009 combined with Old Carco’s financial information for the period from January 1, 2009 to June 9, 2009. The comparability of revenues was not significantly affected by these items. Therefore, for the purpose of discussing the commercial trends affecting the business, we have combined our revenues with Old Carco’s information for these same periods.

We do not review the results of operations for the Predecessor A period when assessing the performance of our operations. Our business during the Successor periods compared to the Predecessor A period has been impacted by the significant changes in capital structure, management, business strategies and product development programs that were implemented subsequent to the 363 Transaction in an effort to realize the benefits of our alliance with Fiat. For further details, refer to Item 1. Business.

In order to facilitate the understanding of the underlying trends within the business that have occurred since 2009, we are providing other financial metrics for the periods presented, in addition to disclosures concerning significant transactions in the periods presented. The discussion of certain expense line items (cost of sales, gross margin, selling, administrative and other expenses and research and development expenses) includes a presentation of these line items as a percentage of revenues for the respective periods.

	Successor						Predecessor A
	Year Ended December 31, 2011	Percentage of Revenues	Year Ended December 31, 2010	Percentage of Revenues	Period from June 10, 2009 to December 31, 2009	Percentage of Revenues	Period from January 1, 2009 to June 9, 2009	Percentage of Revenues
	(in millions of dollars)						(in millions of dollars)
Revenues, net	$54,981	100.0%	$41,946	100.0%	$17,710	100.0%	$11,082	100.0%
Cost of sales	46,422	84.4%	35,886	85.6%	16,111	91.0%	13,016	117.5%

Gross margin	8,559	15.6%	6,060	14.4%	1,599	9.0%	(1,934)	(17.5)%
Selling, administrative and other expenses	4,751	8.6%	3,797	9.1%	4,336	24.5%	1,599	14.4%
Research and development expenses, net	1,674	3.0%	1,500	3.6%	626	3.5%	452	4.1%
Restructuring expenses (income), net	3	—	48	0.1%	34	0.2%	(230)	(2.1)%
Interest expense	1,238	2.3%	1,276	3.0%	470	2.7%	615	5.5%
Interest income	(39)	(0.1)%	(48)	(0.1)%	(111)	(0.6)%	(31)	(0.3)%
Loss on extinguishment of debt	551	1.0%	—	—	—	—	—	—
Gain on NSC settlement	—	—	—	—	—	—	(684)	(6.2)%
Gain on Daimler pension contribution	—	—	—	—	—	—	(600)	(5.4)%
Impairment of brand name intangible assets	—	—	—	—	—	—	844	7.6%
Reorganization expense, net	—	—	—	—	—	—	843	7.6%

Income (Loss) before income taxes	381	0.7%	(513)	(1.2)%	(3,756)	(21.2)%	(4,742)	(42.8)%
Income tax expense (benefit)	198	0.4%	139	0.3%	29	0.2%	(317)	(2.9)%

Net income (loss)	$183	0.3%	$(652)	(1.6)%	$(3,785)	(21.4)%	$(4,425)	(39.9)%

Worldwide Factory Shipments

The following table summarizes our gross and net worldwide factory shipments, which include vehicle sales to our dealers, distributors and fleet customers. Management believes that this data provides meaningful information regarding our operating results. Shipments of vehicles manufactured by our assembly facilities are generally aligned with current period production, which is driven by consumer demand. Revenue is generally recognized when the risks and rewards of ownership of a vehicle have been transferred to our customer, which usually occurs upon release of the vehicle to the carrier responsible for transporting the vehicle to our customer. Our fleet customers include rental car companies, commercial fleet customers, leasing companies and governmental entities. Our fleet shipments include vehicle sales through our Guaranteed Depreciation Program, or GDP, under which we guarantee the residual value or otherwise assume responsibility for the minimum resale value of the vehicle. We account for such sales similar to an operating lease and recognize rental income over the contractual term of the lease on a straight-line basis. At the end of the lease term, we recognize revenue for the portion of the vehicle sales price which had not been previously recognized as rental income and recognize, in cost of sales, the remainder of the cost of the vehicle which had not been previously recognized as depreciation expense over the lease term. We include GDP vehicle sales in our worldwide factory shipments at the time of auction, rather than at the time of sale to the fleet customer, consistent with the timing of revenue recognition. We consider these net worldwide factory shipments to approximate the timing of revenue recognition.

	Successor			Predecessor A
	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from June 10, 2009 to December 31, 2009	Period from January 1, 2009 to June 9, 2009
	(units in thousands)			(units in thousands)
Retail	1,570	1,167	480	283
Fleet	441	435	190	98

Worldwide Factory Shipments	2,011	1,602	670	381
Adjust for GDP activity during the period:
Less: Vehicles shipped	(76)	(63)	(14)	(10)
Plus: Vehicles auctioned	58	42	16	88

Net Worldwide Factory Shipments	1,993	1,581	672	459

Commercial Trends

The following table and related discussion provides information for us and Old Carco during a recession in the U.S. economy that had a significant adverse affect on our and Old Carco’s operations.

	Successor		Combined	Successor	Predecessor A
	Year Ended December 31, 2011	Year Ended December 31, 2010	Total 2009	Period from June 10, 2009 to December 31, 2009	Period from January 1, 2009 to June 9, 2009
	(in millions of dollars and units in thousands)				(in millions of dollars and units in thousands)
Revenues, net	$54,981	$41,946	$28,792	$17,710	$11,082
Net worldwide factory shipments (1)	1,993	1,581	1,131	672	459
Worldwide vehicle sales (1)	1,855	1,516	1,318	725	593
U.S. dealer inventory at period end	326	236	179	179	246

(1)	Vehicles manufactured by Chrysler Group for other companies, including for Fiat, are included in our net worldwide factory shipments, however, they are excluded from our worldwide vehicle sales.

During the second half of 2008, there was a sharp decline in the U.S. economy as a result of the global credit market crisis, including reduced levels of affordably priced financing available for automotive dealers and consumers, fluctuating prices for oil and commodities, continued reductions in U.S. housing values, high levels of unemployment, and decreased consumer spending resulting in a global recession. Total vehicle sales in the U.S. were 13.5 million vehicles. The continued deterioration in the U.S. economy at the beginning of 2009 resulted in the U.S. SAAR falling to less than 10 million vehicles in the first quarter of 2009. The combination of a rapid decline in U.S. SAAR, high dealer inventory levels, and reduced levels of affordably priced financing for dealers and consumers, had a significant negative impact on Old Carco’s financial position and contributed to its need to file for bankruptcy protection on April 30, 2009 and to suspend all production operations.

We began operations on June 10, 2009, following the 363 Transaction, and systematically started production operations at our facilities, which had remained idled during Old Carco’s bankruptcy. We gradually increased production throughout 2009 as we continued to analyze our business, products, operations and financial condition. We were also focused on improving our supply chain management function, optimizing our dealer network and investing in our product portfolio. As affordably priced dealer and retail consumer financing became more available and demand for our vehicles improved, we continued to increase production, while closely monitoring our U.S. dealer inventory levels and our ability to increase or maintain vehicle prices. For the period from June 10, 2009 to December 31, 2009, net worldwide factory shipments were 672 thousand vehicles and we recorded $17.7 billion of revenues. On a combined basis, we and Old Carco had net worldwide factory shipments of 1,131 thousand vehicles and $28.8 billion of revenues for 2009. U.S. dealer inventory at December 31, 2009 was 179 thousand vehicles, or 58 days supply.

During 2010 and 2011, we continued to increase our production to levels consistent with the goals of our business plan, which are intended to maintain appropriate U.S. dealer inventory levels. Production increased commensurate with the increase in consumer demand for our products leading to U.S. dealer inventory levels of 326 thousand vehicles, or 64 days supply, at December 31, 2011 and 236 thousand vehicles, or 63 days supply, at December 31, 2010. For the years ended December 31, 2011 and 2010 revenues were $55.0 billion and $41.9 billion, respectively. The increase in revenues was reflective of an increase in our net worldwide vehicle shipments from 1,581 thousand vehicles during the year ended December 31, 2010 to 1,993 thousand vehicles during the year ended December 31, 2011, as well as improvements in the availability of affordably priced dealer and retail consumer financing.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010 and the Period from June 10, 2009 to December 31, 2009 —Chrysler Group

Revenues, Net

	Successor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from June 10, 2009 to December 31, 2009
	(in millions of dollars)
Revenues, net	$54,981	$41,946	$17,710

Revenues for the year ended December 31, 2011 increased $13,035 million as compared to the year ended December 31, 2010, approximately $10.0 billion of which was attributable to an increase in our net worldwide factory shipments from 1,581 thousand vehicles for the year ended December 31, 2010 to 1,993 thousand vehicles for the year ended December 31, 2011. The increase in our net worldwide factory shipments was primarily driven by consumer demand for our 16 all new or significantly refreshed vehicles, 11 of which first became available for sale earlier this year. In addition, the increase in our shipments was driven by the overall improvement in the U.S. automotive market, which experienced an 11 percent increase in industry vehicle sales from the year ended December 31, 2010 to the year ended December 31, 2011. Approximately $1.6 billion of the revenue increase was attributable to more favorable pricing of our 2011 and 2012 model year vehicles as compared to the prior model year, and reduced reliance on incentives. In addition, approximately $500 million of the increase was due to a favorable shift in sales mix to more retail sales, which is consistent with our strategy to focus on continued growth in the U.S. retail market while maintaining stable U.S. fleet shipments.

Revenues in the period from June 10, 2009 to December 31, 2009 reflected a partial year of production, as well as operating at reduced production levels. During the period from June 10, 2009 to December 31, 2009, we began to ramp up production at facilities that had been idled at the time of Old Carco’s bankruptcy. Lower revenues in this period were also indicative of increased sales of lower revenue generating vehicles resulting from a less favorable model and option mix. Revenues were also affected adversely by the use of higher sales incentives to generate vehicle sales.

Cost of Sales

	Successor
	Year Ended December 31, 2011	Percentage of Revenues	Year Ended December 31, 2010	Percentage of Revenues	Period from June 10, 2009 to December 31, 2009	Percentage of Revenues
	(in millions of dollars)
Cost of sales	$46,422	84.4%	$35,886	85.6%	$16,111	91.0%
Gross margin	8,559	15.6%	6,060	14.4%	1,599	9.0%

Fluctuations in our cost of sales are driven primarily by the number of vehicles we produce and sell. We procure a variety of raw materials, parts, supplies, utilities, transportation and other services from numerous suppliers to manufacture our vehicles, parts and accessories, primarily on a purchase order basis. The raw materials we use typically consist of steel, aluminum, resin, copper, lead, and precious metals including platinum, palladium and rhodium.

The cost of materials and components makes up a majority of our cost of sales, which was approximately 74 percent, 70 percent, and 70 percent in the years ended December 31, 2011 and 2010 and the period from June 10, 2009 to December 31, 2009, respectively. The remaining costs primarily include labor costs consisting of direct and indirect wages and fringe benefits, depreciation and amortization, and transportation costs. Cost of sales also includes warranty and product-related costs, as well as interest, depreciation and amortization expense related to the Gold Key Lease portfolio and depreciation expense related to our GDP vehicles.

Cost of sales for the year ended December 31, 2011 increased $10,536 million as compared to the same period in 2010 primarily due to higher production volumes and an increase in vehicle shipments, which accounted for approximately $7.9 billion of the increase. Additionally, approximately $1.1 billion of the increase was due to additional costs associated with enhanced features and content in our 2011 and 2012 model year vehicles, including upgraded media and stereo components, improved engine technologies, and upgraded interiors. In addition, approximately $200 million of the increase was due to favorable market mix, primarily due to a shift in sales mix to more retail sales, as noted above. Typically, our retail customers purchase vehicles with more options, and accordingly, these vehicles have higher material costs, than those purchased by our fleet customers. For additional information regarding retail and fleet shipment volumes refer to —Results of Operations —Worldwide Factory Shipments above. For the year ended December 31, 2011 compared to 2010, price increases for certain raw materials, particularly steel, had an unfavorable impact on our cost of sales of approximately $650 million. Our exposure to the increase in steel prices was limited because we purchased approximately 65 percent of our steel pursuant to fixed-price contracts during the first half of 2011 and all of 2010. In the second half of 2011, the percentage of steel purchased pursuant to fixed-price contracts declined to approximately 40 percent. In addition, we were able to offset these price increases by achieving certain cost savings, principally from commercial re-negotiations and technical efficiencies, such as modifying the material content of a part.

The period from June 10, 2009 to December 31, 2009 reflected a partial year of operations and was negatively affected by manufacturing inefficiencies associated with the gradual ramp up of manufacturing facilities that had been idled at the time of Old Carco’s bankruptcy.

Selling, Administrative and Other Expenses

	Successor
	Year Ended December 31, 2011	Percentage of Revenues	Year Ended December 31, 2010	Percentage of Revenues	Period from June 10, 2009 to December 31, 2009	Percentage of Revenues
	(in millions of dollars)
Selling, administrative and other expenses	$4,751	8.6%	$3,797	9.1%	$4,336	24.5%

Selling, administrative and other expenses include personnel, advertising, warehousing and other costs. The increase in selling, administrative and other expenses during the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily due to an increase of approximately $800 million in advertising expenses. The increase in advertising expenses was primarily driven by the retail launch of 13 new vehicles during 2011. Typically, we incur greater advertising costs in the initial months that new vehicles are available to customers in dealerships. Our key retail vehicle launches and significant advertising campaigns in 2011 primarily related to the Fiat 500, Chrysler 200 and 300, as well as the Dodge Durango and Journey.

For the period from June 10, 2009 to December 31, 2009, selling, administrative and other expenses included a non-cash charge of $2,051 million associated with the re-measurement of our OPEB obligation in connection with the VEBA Settlement Agreement, and $270 million of interest expense and accretion on the VEBA Trust Note. Refer to Note 17, Employee Retirement and Other Benefits, of our accompanying audited consolidated financial statements, for additional information related to the VEBA Settlement Agreement and VEBA Trust Note. Excluding these charges, selling, administrative and other expenses for the period from June 10, 2009 to December 31, 2009 would have been $2,015 million, or 11.4 percent of revenues.

Research and Development Expenses, Net

	Successor
	Year Ended December 31, 2011	Percentage of Revenues	Year Ended December 31, 2010	Percentage of Revenues	Period from June 10, 2009 to December 31, 2009	Percentage of Revenues
	(in millions of dollars)
Research and development expenses, net	$1,674	3.0%	$1,500	3.6%	$626	3.5%

Research and development expenses, net consist of material costs and personnel related expenses associated with engineering, design and development. Our research and development spending has been focused on improving the quality of our vehicles and reducing the time-to-market of new vehicles. Our efforts include both short-term improvements related to existing vehicles, which include easily recognizable and extensive upgrades to vehicle interiors, and longer term product and powertrain programs. Our research and development expenses in 2011 are net of $78 million of reimbursements recognized for costs related to shared engineering and development activities performed under the product and platform sharing agreement that is part of our industrial alliance with Fiat. In 2010 these reimbursements were $36 million.

The increase in research and development expenses for the year ended December 31, 2011, as compared to the same period in 2010, was primarily related to joint development programs with Fiat associated with the CUSW platform and various powertrain and other programs, as well as mid-cycle actions related to our current vehicle portfolio. To support these efforts, we have increased our average headcount for research and development by 26 percent from the year ended December 31, 2010 to the same period in 2011, while also increasing our temporary contract workers by 49 percent to meet specialized needs. During late 2009, we began to co-develop the CUSW platform with Fiat to expand our product portfolio and focus our development efforts on creating vehicle platforms that could be used on multiple vehicles, which would lead to greater production efficiencies, as well as other cost-savings opportunities gained through our alliance with Fiat.

Restructuring expenses, net

	Successor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from June 10, 2009 to December 31, 2009
	(in millions of dollars)
Restructuring expense, net	$3	$48	$34

In connection with the 363 Transaction, we assumed certain liabilities related to specific restructuring actions commenced by Old Carco. These liabilities represented costs for workforce reduction actions related to our represented and non-represented hourly and salaried workforce, as well as specific contractual liabilities assumed for other costs, including supplier contract cancellation claims. In accordance with the accounting guidance for exit or disposal activities, certain costs associated with these previously announced plans, such as relocation, contract termination and plant deactivations, are recognized as restructuring expense when the costs are incurred. We continue to monitor these previously established reserves for adequacy and any necessary adjustments are recorded in the period the adjustment is determinable.

Restructuring expenses, net for the year ended December 31, 2011 included charges of $51 million primarily related to costs associated with employee relocations, plant deactivations and other transition costs for previously announced restructuring initiatives. These charges were substantially offset by refinements to existing reserve estimates of $48 million primarily related to decreases in the expected workforce reduction costs, as well as legal and supplier cancellation claim reserves as a result of management’s adequacy reviews. These reviews took into consideration the status of the restructuring actions and the estimated costs to complete the actions.

Restructuring expenses, net for the year ended December 31, 2010 included charges of $273 million primarily related to costs resulting from the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization, which included, but were not limited to, workforce reductions, contract cancellations, legal claims and other transition costs. The charges also related to costs associated with workforce reductions and plant deactivations for previously announced restructuring initiatives. These charges were partially offset by refinements to existing reserve estimates of $227 million. These reserve adjustments were primarily the result of the cancellation of a previously announced plant closure. During 2010, we announced that our Sterling Heights, Michigan assembly plant, which was scheduled to close after 2012, would remain open in connection with the granting of certain tax incentives by local and state governments. These adjustments also related to decreases in supplier cancellation claim reserves as a result of the settlement of certain claims and a net decrease in the expected workforce reduction costs based on management’s adequacy reviews. Restructuring expenses, net also included $2 million of interest accretion for the year ended December 31, 2010.

Restructuring expenses, net for the period from June 10, 2009 to December 31, 2009 included charges of $39 million, primarily related to costs associated with workforce reductions, plant deactivations and interest accretion. These restructuring charges were partially offset by previously established reserves of $8 million primarily due to a net decrease in the expected costs of workforce reductions previously announced based on management’s adequacy reviews. Restructuring expenses, net also included $3 million of interest accretion for the period from June 10, 2009 to December 31, 2009.

Interest Expense

	Successor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from June 10, 2009 to December 31, 2009
	(in millions of dollars)
Interest expense	$1,238	$1,276	$470

Interest expense for the years ended December 31, 2011 and 2010 includes the following (in millions of dollars):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from June 10, 2009 to December 31, 2009
Financial interest expense:
VEBA Trust Note	$432	$420	$—
U.S. Treasury first lien credit facilities	202	514	3
2019 and 2021 Notes	157	—	—
Tranche B Term Loan	111	—	—
Canadian Health Care Trust Notes	92	—	—
Mexican development banks credit facilities	41	18	—
EDC credit facilities	44	107	59
Other	62	95	86
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	170	229	103
Payable-in-kind interest	27	68	310
Capitalized interest related to capital expenditures	(100)	(175)	(91)

Total	$1,238	$1,276	$470

The decrease in interest expense for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily due to the interest savings achieved as a result of our debt refinancing transaction in May 2011. In that transaction, we repaid our outstanding obligations under the U.S. Treasury and EDC credit facilities and entered into a Senior Secured Tranche B term loan, or the Tranche B Term Loan, and issued Secured Senior Notes due in 2019, the 2019 Notes, and 2021, the 2021 Notes. We collectively refer to the 2019 Notes and 2021 Notes as the Notes. The interest savings are due to the Tranche B Term Loan and the Notes having lower effective interest rates than the U.S. Treasury and EDC credit facilities. Refer to —Liquidity and Capital Resources —Chrysler Group below, for additional information regarding our refinancing transaction. The decrease was partially offset by additional interest expense incurred on the Canadian Health Care Trust Notes issued on December 31, 2010 and the Mexican development banks credit facility entered into in July 2010.

Interest expense for the period from June 10, 2009 to December 31, 2009 was primarily related to the U.S. Treasury and EDC credit facilities, which were fully repaid in May 2011 in connection with the refinancing transaction. In accordance with the terms of the U.S. Treasury credit agreement, all interest incurred on the Tranche B and Tranche C credit facilities for the period from June 10, 2009 to December 31, 2009 was considered payable-in-kind, or PIK, and was capitalized as additional debt in 2009. Beginning January 1, 2010, only the Tranche C commitments continued to accrue quarterly PIK interest of a maximum of $17 million, which was capitalized as additional debt on a quarterly basis.

Loss on Extinguishment of Debt

	Successor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from June 10, 2009 to December 31, 2009
	(in millions of dollars)
Loss on extinguishment of debt	$551	$—	$—

In connection with the repayment of our outstanding obligations under the U.S. Treasury and EDC credit facilities in May 2011, we recognized a $551 million loss on extinguishment of debt, which consisted of the write off of $136 million of unamortized discounts and $34 million of unamortized debt issuance costs associated with the U.S. Treasury credit facilities and $367 million of unamortized discounts and $14 million of unamortized debt issuance costs associated with the EDC credit facilities. Refer to Note 11, Financial Liabilities, of our accompanying audited consolidated financial statements and —Liquidity and Capital Resources —Chrysler Group, for additional information regarding our refinancing transaction and this charge.

Income Tax Expense

	Successor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from June 10, 2009 to December 31, 2009
	(in millions of dollars)
Income tax expense	$198	$139	$29

Our effective income tax rate for the year ended December 31, 2011 was 52 percent, which differs from the expected federal statutory rate of 35 percent, primarily due to losses generated by us and certain of our wholly-owned U.S. subsidiaries as we are a limited liability company (“LLC”) taxed as a partnership and substantially all of our wholly-owned U.S. subsidiaries are LLCs that are disregarded entities for U.S. federal tax purposes. The difference is also due to adjustments made to prior year returns and differences between foreign statutory rates and the U.S. federal statutory rate.

Income tax expense for the year ended December 31, 2011, was primarily driven by foreign tax provisions as a result of our international locations having current period taxable earnings and adjustments made to prior year returns. Income tax expense also includes provisions for U.S., state and local taxes.

Our effective income tax rate for the year ended December 31, 2010 was negative 27 percent, which differs from the expected federal statutory rate of 35 percent, primarily due to losses generated by us and our LLCs, the establishment of additional Canadian income tax receivables for prior year tax refunds and increases in valuation allowances in the U.S., Canada and other foreign jurisdictions.

Our effective income tax rate for the period from June 10, 2009 to December 31, 2009 was negative 1 percent, which differs from the expected federal statutory rate of 35 percent, primarily due to losses generated by us and our LLCs, and increases in valuation allowances in the U.S., Canada and other foreign jurisdictions.

Income tax expense for the year ended December 31, 2010 and for the period from June 10, 2009 to December 31, 2009, was primarily driven by foreign tax provisions as a result of several of our international locations having current period taxable earnings. Income tax expense also includes provisions for U.S., state and local taxes.

Period from January 1, 2009 to June 9, 2009 —Old Carco

Consolidated Results

The following is a discussion of the results of Old Carco’s operations for the period from January 1, 2009 to June 9, 2009. The discussion of certain expense line items (cost of sales, gross margin, selling, administrative and other expenses, and research and development expenses) includes a presentation of such line items as a percentage of revenues for the respective periods to facilitate the discussion for the period. The percentage of revenues measure for the period from January 1, 2009 to June 9, 2009 was adversely impacted by the dramatic decline in revenues and reductions in production volumes as Old Carco approached bankruptcy, which Old Carco was unable to fully offset with cost reduction activities.

Revenues, Net

Predecessor A
Period from January 1, 2009 to June 9, 2009
(in millions of dollars)
Revenues, net	$11,082

Revenues reflected a steep decline in Old Carco’s net worldwide factory shipments, as a result of the deterioration in the U.S. economy and automotive industry beginning in 2008 and continuing into 2009. The decline was also the result of Old Carco idling its production operations following its bankruptcy filing on April 30, 2009. As of June 9, 2009, Old Carco had not resumed operations. Additionally, the limited availability of affordably priced consumer and dealer financing restricted the ability of potential customers to purchase Old Carco’s vehicles. Refer to —Commercial Trends above for additional information.

Cost of Sales

	Predecessor A
	Period from January 1, 2009 to June 9, 2009	Percentage of Revenues
	(in millions of dollars)
Cost of sales	$13,016	117.5%
Gross margin	(1,934)	(17.5)%

Cost of sales includes material, labor and overhead costs incurred in the manufacturing and distribution of vehicles and service parts. Overhead costs consist primarily of fixed and variable manufacturing costs, including depreciation and amortization expense. Cost of sales also includes warranty and product-related costs, along with interest, depreciation and amortization expense related to the Gold Key Lease portfolio, as well as depreciation expense related to our GDP vehicles.

Cost of sales for the period from January 1, 2009 to June 9, 2009 reflects a steep decline in Old Carco’s production volumes as a result of the significant decline in net worldwide factory shipments. Additionally, cost of sales includes $371 million of expense related to voluntary employee separation programs extended to all represented hourly and salary employees throughout the organization in March 2009, which were offered as part of an initiative to reduce the represented workforce, however these programs did not meet the accounting criteria to be accounted for as exit or disposal activities. Further, cost of sales includes $360 million of costs recorded in 2009 for inventory valuation adjustments required to write-down the recorded cost of the inventory to its estimated net realizable value as of June 9, 2009. There was also an increase in supplemental unemployment benefit costs associated with additional payments to hourly employees as a result of Old Carco ceasing its production operations at the time of its bankruptcy filings.

Selling, Administrative and Other Expenses

	Predecessor A
	Period from January 1, 2009 to June 9, 2009	Percentage of Revenues
	(in millions of dollars)
Selling, administrative and other expenses	$1,599	14.4%

Selling, administrative and other expenses included personnel, advertising, warehousing and other costs. Selling, administrative and other expenses for the period from January 1, 2009 to June 9, 2009, was reflective of an 18 percent reduction in Old Carco’s selling and administrative personnel headcount as a result of the voluntary employee separation programs offered to employees in late 2008. In addition, Old Carco launched limited advertising campaigns during the period from January 1, 2009 to June 9, 2009 in connection with its cost reduction efforts.

Research and Development Expenses

	Predecessor A
	Period from January 1, 2009 to June 9, 2009	Percentage of Revenues
	(in millions of dollars)
Research and development expenses	$452	4.1%

Research and development expenses consisted of material costs and personnel related expenses associated with engineering, design and development. Research and development expenses for the period from January 1, 2009 to June 9, 2009, were reflective of a 21 percent reduction in research and development personnel headcount primarily as a result of the voluntary employee separation programs offered in late 2008. Engineering, design and development activities were limited during the period from January 1, 2009 to June 9, 2009 due to cost reduction efforts and Old Carco’s bankruptcy.

Restructuring Income, Net

Predecessor A
Period from January 1, 2009 to June 9, 2009
(in millions of dollars)
Restructuring income, net	$(230)

On February 14, 2007, Old Carco announced its three year Recovery and Transformation Plan, or RTP I Plan, which was aimed at restructuring its business. Key initiatives for the plan included workforce reductions of 13,000 individuals over the period from 2007 through 2009, and the elimination of excess production capacity by eliminating manufacturing work shifts and idling facilities. Old Carco was required to continuously evaluate and reduce its cost structure in response to the continued deterioration of its business and subsequently initiated three additional Recovery and Transformation Plans, which it referred to as the “RTP II Plan”, which was initiated in conjunction with the Cerberus transaction in 2007, the “RTP III Plan”, initiated in 2008 and the “RTP IV Plan”, initiated in 2009 in conjunction with its bankruptcy filings. Overall the plans were aimed at further restructuring the business to be aligned with a smaller market and refocus product offerings towards smaller, more fuel-efficient vehicles. The restructuring plans included significant workforce reductions, idling of facilities, elimination of excess production capacity, including work shift eliminations, modifications to its domestic and international parts distribution operations, including the closures of certain parts distribution centers in the U.S. and Canada, and refinements to its product portfolio.

Restructuring income, net for the period from January 1, 2009 to June 9, 2009 included refinements to existing supplier contract cancellation claim costs and workforce reduction reserves recorded in connection with Old Carco’s RTP I, II and III Plans. Refinements to the supplier contract cancellation claim costs reserves of $398 million were primarily due to settlements of certain anticipated supplier claims in connection with the bankruptcy proceedings. Workforce reduction reserve adjustments of $125 million were primarily due to a net decrease in the expected costs of workforce reductions previously announced as a result of management’s adequacy reviews, which took into consideration the status of the restructuring actions and the estimated costs to complete the actions. The above workforce reduction reserve adjustments were offset by $326 million of additional reserves recorded during the period from January 1, 2009 to June 9, 2009, primarily related to additional workforce reduction initiatives announced in 2009 in connection with the RTP III and RTP IV Plans.

Interest Expense

Predecessor A
Period from January 1, 2009 to June 9, 2009
(in millions of dollars)
Interest expense	$615

Interest expense for the period from January 1, 2009 to June 9, 2009 included $258 million of financial interest expense principally related to Old Carco’s First and Second Lien Credit Facilities. At the time of its bankruptcy and in accordance with the accounting guidance related to financial reporting while a company is in bankruptcy, Old Carco ceased accruing interest on amounts due under the contractual terms of its outstanding debt, including debt subject to compromise. Interest expense also included amortization of debt discounts and debt issuance costs of $271 million, primarily driven by the amortization of $220 million of the $330 million of debt issuance costs associated with the debtors-in-possession financing provided by the U.S. Treasury and EDC in connection with the bankruptcy and $86 million of interest accretion related to fair value adjustments recorded in connection with the Cerberus transaction.

Gain on NSC Settlement

Predecessor A
Period from January 1, 2009 to June 9, 2009
(in millions of dollars)
Gain on NSC settlement	$(684)

On March 31, 2009, Daimler transferred its ownership of 23 international distribution centers, or NSCs, to Chrysler Holding, which simultaneously transferred its ownership of the NSCs to Old Carco. In connection with the transfer, Old Carco paid Daimler $99 million in exchange for the settlement of $415 million of trade payables and other international obligations due to Daimler and $368 million of the NSCs financial liabilities to Daimler, and recognized a net gain of $684 million during the period from January 1, 2009 to June 9, 2009.

Gain on Daimler Pension Contribution

Predecessor A
Period from January 1, 2009 to June 9, 2009
(in millions of dollars)
Gain on Daimler pension contribution	$(600)

On June 5, 2009, Old Carco, Chrysler Holding, Cerberus, Daimler and the Pension Benefit Guaranty Corporation entered into a binding agreement settling various matters. Under the agreement, Daimler agreed to make three equal cash payments to Old Carco totaling $600 million, which were to be used to fund contributions into Old Carco’s U.S. pension plans in 2009, 2010 and 2011. Old Carco recognized a $600 million gain related to this settlement during the period from January 1, 2009 to June 9, 2009.

Impairment of Brand Name Intangible Assets

Predecessor A
Period from January 1, 2009 to June 9, 2009
(in millions of dollars)
Impairment of brand name intangible assets	$844

During the period from January 1, 2009 to June 9, 2009, Old Carco recorded impairment charges of $844 million related to its Chrysler and Dodge brand names. The impairments were primarily a result of the significant deterioration in Old Carco’s revenues, the ongoing volatility in the U.S. economy, in general, and in the automotive industry in particular, as well as a significant decline in its projected production volumes and revenues considering the market conditions at the time.

Reorganization Expense, Net

Predecessor A
Period from January 1, 2009 to June 9, 2009
(in millions of dollars)
Reorganization expense, net	$843

During the period from January 1, 2009 to June 9, 2009, Old Carco recorded net reorganization expenses of $843 million. In accordance with accounting guidance related to financial reporting while an entity is in bankruptcy, reorganization items such as realized gains and losses from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization and restructuring of the business, and professional fees related directly to the process of reorganizing Old Carco and its principal domestic subsidiaries under Chapter 11 of the U.S. Bankruptcy Code are required to be separately disclosed. Net reorganization expenses included: (i) a $1,025 million loss on the extinguishment of the Chrysler CA Lease Depositor LLC note receivable and accrued interest,

(ii) $35 million of professional fees directly related to the Old Carco bankruptcy proceedings, and (iii) $302 million of other charges, which included the write-off of Old Carco’s First and Second Lien Credit Facilities debt issuance costs and discounts, a note receivable from Chrysler Financial and other pre-petition claims, partially offset by (iv) a $519 million gain related to the extinguishment of certain financial liabilities and accrued interest related to Old Carco’s Second Lien Credit Agreement.

Income Tax Benefit

Predecessor A
Period from January 1, 2009 to June 9, 2009
(in millions of dollars)
Income tax benefit	$(317)

Old Carco’s effective income tax rate for the period from January 1, 2009 to June 9, 2009 was 7 percent, which differs from the expected federal statutory rate of 35 percent, primarily due to losses generated by LLCs, which are disregarded entities for U.S. federal tax purposes and changes in valuation allowances in the U.S., Canada and other foreign jurisdictions.

The income tax benefit recognized during the period from January 1, 2009 to June 9, 2009 was primarily the result of losses generated by entities subject to income tax. Many of Old Carco’s entities were LLCs. The income tax benefit also included a $196 million reduction in income tax expense resulting from the June 3, 2009 tax settlement agreement between Chrysler Holding, Daimler and Old Carco, which modified a previous tax agreement to resolve certain issues raised in connection with a Canadian income tax dispute. In addition, Daimler waived its right to certain tax refunds for periods prior to August 3, 2007. This reduction was offset by tax expense for the valuation allowances on deferred tax assets in the U.S., Canada and other foreign jurisdictions as a result of Old Carco’s assessment of the realizability of its deferred tax assets, as well as a reduction in certain Canadian tax receivables.

Non-Cash Charges (Gains)

The following table summarizes our and Old Carco’s significant non-cash charges (gains):

	Successor			Predecessor A
	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from June 10, 2009 to December 31, 2009	Period from January 1, 2009 to June 9, 2009
	(in millions of dollars)			(in millions of dollars)
Loss on extinguishment of debt	$551	$—	$—	$—
Gain on VEBA claims adjustment	(21)	(35)	—	—
Loss on Canadian HCT Settlement	—	46	—	—
Remeasurement loss on VEBA Trust Note and Membership Interests	—	—	2,051	—
Valuation allowances against deferred tax assets	6	100	(83)	118
Gain on NSC settlement	—	—	—	(684)
Gain on Daimler pension contribution	—	—	—	(600)
Impact of Daimler tax settlement	—	—	—	(196)
Impairment of brand name intangible assets	—	—	—	844
Impairment of property, plant and equipment	—	—	—	391
Reorganization items:
Gain on extinguishment of certain financial liabilities and accrued interest related to the Second Lien Credit Agreement	—	—	—	(519)
Loss on extinguishment of Chrysler CA Lease Depositor LLC note receivable and accrued interest	—	—	—	1,025
Reorganization losses, net	—	—	—	302

Total significant non-cash charges	$536	$111	$1,968	$681

Liquidity and Capital Resources —Chrysler Group

Liquidity Overview

We require significant liquidity in order to meet our obligations and fund our business plan. Short-term liquidity is required to purchase raw materials, parts and components required for vehicle production, and to fund selling, administrative, research and development, and other expenses. In addition to our general working capital needs, we expect to use significant amounts of cash for the following purposes: (i) capital expenditures to support our existing and future products; (ii) principal and interest payments under our financial obligations and (iii) pension and OPEB payments. Our capital expenditures are estimated to be approximately $4 billion in 2012, which we plan to fund with cash generated primarily from our operating activities.

Refer to —Contractual Obligations below, for additional information regarding short-term and long-term payments due under our significant contractual obligations and commitments as of December 31, 2011.

Liquidity needs are met primarily through cash generated from operations, including the sale of vehicles and service parts to dealers, distributors and other customers worldwide. We also have access to an undrawn revolving credit facility as detailed under the caption —Total Available Liquidity below. In addition, long-term liquidity needs may involve some level of debt refinancing as outstanding debt becomes due or we are required to make amortization or other principal payments. Although we believe that our current level of total available liquidity is sufficient to meet our short-term and long-term liquidity requirements, we regularly evaluate opportunities to improve our liquidity position and reduce our net industrial debt over time in order to enhance our financial flexibility and to achieve and maintain a liquidity and capital position consistent with that of our principal competitors.

On May 24, 2011, we completed a refinancing transaction whereby we entered into a $4.3 billion senior secured credit agreement which includes a $3.0 billion Tranche B Term Loan and a $1.3 billion undrawn revolving credit facility, or Revolving Facility, collectively referred to as the Senior Credit Facilities. In addition, we issued $3.2 billion of secured senior notes. The net proceeds received from the refinancing transaction, along with the proceeds received from Fiat’s concurrent exercise of its incremental equity call option, and cash generated from our operations, were used to repay all amounts outstanding under the U.S. Treasury and EDC credit facilities.

Refer to —Repayment of U.S. Treasury and EDC Credit Facilities and —Credit Facilities and Secured Senior Notes below, for additional information regarding our refinancing transaction.

Previously we had submitted a consolidated application to the Department of Energy, or DOE, for a loan under Section 136 of EISA to support certain of our advanced technology vehicle and component programs. In February 2012, we withdrew our Section 136 loan application. This decision will not impact our ability to achieve our previously announced business plan targets. We remain confident in our strategy and ability to bring competitive, fuel-efficient vehicles and technologies to market on schedule without this federal loan.

Any actual or perceived limitations of our liquidity may affect the ability or willingness of counterparties, including dealers, suppliers and financial service providers, to do business with us, or require us to restrict additional amounts of cash to provide collateral security for our obligations. Our liquidity levels are subject to a number of risks and uncertainties, including those described in Item1A. Risk Factors.

Total Available Liquidity

At December 31, 2011, our total available liquidity was $10,901 million, including funds available to be borrowed under the Revolving Facility of $1,300 million. We may access these funds subject to conditions of the Senior Credit Facilities and may use the proceeds for general corporate and/or working capital purposes. The terms of the Senior Credit Facilities require us to maintain a minimum liquidity of $3.0 billion inclusive of any amounts undrawn on the Revolving Facility. Total available liquidity includes cash and cash equivalents, which are subject to intra-month, foreign exchange and seasonal fluctuations. Restricted cash is not included in our presentation of total available liquidity. The following table summarizes our total available liquidity:

	December 31, 2011	December 31, 2010
	(in millions of dollars)
Cash and cash equivalents (1)	$9,601	$7,347
Revolving Facility availability (2)	1,300	—
U.S. Treasury first lien credit facilities availability (3)	—	1,716
EDC credit facilities availability	—	554

Total Available Liquidity	$10,901	$9,617

(1)	The foreign subsidiaries for which we have elected to permanently reinvest earnings outside of the U.S. held $0.7 billion and $1.4 billion of cash and cash equivalents as of December 31, 2011 and 2010, respectively. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these subsidiaries, as the earnings are permanently reinvested. However, if we determine, in the future, that it is necessary to repatriate these funds or we sell or liquidate any of these subsidiaries, we may be required either to pay taxes, even though we are not currently a taxable entity for U.S. federal income tax purposes, or make distributions to our members to pay taxes associated with the repatriation or the sale or liquidation of these subsidiaries. We may also be required to accrue and pay withholding taxes, depending on the foreign jurisdiction from which the funds are repatriated.
(2)	Prior to the final maturity date of the Senior Credit Facilities, we have the option to increase the amount of these facilities in an aggregate principal amount not to exceed $1.2 billion, either through an additional term loan, an increase in the Revolving Facility or a combination of both.
(3)	Excluded $350 million as of December 31, 2010, which was to be drawn only to fund payments to USDART. For a discussion of USDART, refer to Note 13, Commitments, Contingencies and Concentrations, of our accompanying audited consolidated financial statements.

The increase of $1,284 million in total available liquidity from December 31, 2010 to December 31, 2011, reflects a $2,254 million increase in cash and cash equivalents resulting from net cash provided from operating activities of $4,603 million, partially offset by net cash used in investing activities of $1,970 million and net cash used in financing activities of $405 million, which includes proceeds from Fiat’s exercise of its incremental equity call option of $1,268 million. The increase in cash and cash equivalents was partially offset by a reduction in the amounts available for borrowing under our credit facilities due to the termination of all existing commitments under the U.S. Treasury and EDC credit facilities. Refer to —Cash Flows below, for additional information regarding our changes in cash and cash equivalents.

Credit Ratings

Credit ratings are forward-looking assessments of credit risk that express an opinion about the ability and willingness of an issuer to meet its financial obligations in full and on time. Chrysler Group LLC and certain of our secured long-term debt obligations are rated by two credit rating agencies designated as Nationally Recognized Statistical Rating Organizations, or NRSROs, by the SEC:

•	Standard and Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc., or S&P

•	Moody’s Investors Service, Inc., or Moody’s

A credit rating reflects an assessment by the rating agency of the credit risk associated with a corporate entity or particular securities issued by that entity, and the relative likelihood of default. Each rating agency applies its own methodology in evaluating creditworthiness and its credit ratings are not recommendations to buy, sell or hold securities. Lower credit ratings may result in higher borrowing costs and reduced access to capital markets.

In May 2011, S&P and Moody’s assigned the following credit ratings and outlooks to Chrysler Group LLC and our Senior Credit Facilities and Secured Senior Notes:

	S&P	Moody’s
Corporate Credit/Family Rating	B+	B2
Outlook	Stable	Positive
Senior Credit Facilities	BB	Ba2
Secured Senior Notes	B	B2

Corporate credit ratings in the single B category are characterized as speculative and subject to high credit risk, reflecting the NRSRO’s view that the company has the capacity to meet its financial commitments, but is relatively more vulnerable to adverse business, financial and economic conditions. Our ratings are based on information provided by us and other sources, and are subject to revision or withdrawal at any time by the assigning NRSRO rating agency. Companies like ours, with a single B rating, may have access to the high yield bond and/or leveraged loan markets for their capital needs. We accessed both of these markets to complete our May 2011 refinancing transaction. As a result, we now have limited unencumbered assets.

The above ratings and outlooks have not changed since their publication.

Restricted Cash

As of December 31, 2011, we had restricted cash, which includes cash equivalents, of $461 million. Restricted cash included $263 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by Daimler, $96 million of collateral for foreign exchange and commodity hedge contracts and $102 million of collateral for standby letters of credit and other contractual agreements. In January 2011, $167 million of collateral associated with the Gold Key Lease portfolio was released and was used to repay an equivalent amount outstanding on the Gold Key Lease credit facility.

Working Capital Cycle

Our business and results of operations depend upon our ability to achieve certain minimum vehicle sales volumes. As is typical for an automotive manufacturer, we have significant fixed costs, and therefore, changes in our vehicle sales volume can have a significant effect on profitability and liquidity. We generally receive payment on sales of vehicles in North America within a few days of shipment from our assembly plants, whereas there is a lag between the time we receive parts and materials from our suppliers and the time we are required to pay for them. Therefore, during periods of increasing vehicle sales, there is generally a corresponding positive impact on our cash flow and liquidity. On the other hand, during periods in which vehicle sales decline, there is generally a corresponding negative impact on our cash flow and liquidity. In addition, the timing of our vehicle sales under our Guaranteed Depreciation Program can cause seasonal fluctuations in our working capital. Typically, the number of vehicles sold under the program peak during the second quarter and then taper off during the third quarter.

Cash Flows

Year Ended December 31, 2011 compared to Year Ended December 31, 2010 and Period from June 10, 2009 to December 31, 2009

Operating Activities —Year Ended December 31, 2011

For the year ended December 31, 2011, our net cash provided by operating activities was $4,603 million and was primarily the result of:

(i)	net income of $183 million, adjusted to add back the $551 million loss on extinguishment of debt associated with the repayment of our U.S. Treasury and EDC credit facilities and $3,062 million for depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts);

(ii)	a $1,711 million increase in trade liabilities, primarily due to increased production, which was consistent with the increase in our worldwide factory shipments;

(iii)	$374 million in collections from Daimler related to the Daimler tax receivable; and

(iv)	a $274 million increase in payables to Fiat due to increased purchases of parts, services and vehicles during 2011 as compared to the end of 2010.

These increases in our net cash provided by operating activities were partially offset by:

(i)	a $751 million increase in receivables from Fiat due to increased sales of vehicles, service parts and services to Fiat during 2011 as compared to the end of 2010, primarily due to the integration of our European distribution and dealer network organization into Fiat’s distribution organization and Fiat becoming the general distributor of our vehicles and service parts in Europe in 2011;

(ii)	a $721 million increase in inventory, primarily due to increased finished vehicle and work in process levels at December 31, 2011 versus December 31, 2010. These increases were primarily driven by the overall increase in production levels and international vehicle shipments due to greater consumer demand for our vehicles and the vehicles we manufacture for Fiat;

(iii)	$579 million of pension and OPEB contributions, partially offset by the collection of a $200 million pension receivable from Daimler; and

(iv)	the repayment of $395 million of capitalized PIK interest on our U.S. Treasury credit facilities.

Operating Activities —Year Ended December 31, 2010

For the year ended December 31, 2010, our net cash provided by operating activities was $4,195 million and was primarily the result of:

(i)	a net loss of $652 million, adjusted to add back $3,308 million for depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts), partially offset by $227 million of net non-cash adjustments to restructuring reserve estimates. Refer to Note 20, Restructuring Actions, of our accompanying audited consolidated financial statements for additional information related to these adjustments;

(ii)	a $1,469 million increase in trade liabilities, primarily due to increased production, which was consistent with the increase in our worldwide factory shipments;

(iii)	a $931 million decrease in accounts receivable due primarily to lower dealer and fleet receivables, settlement of trade receivables with Daimler and improved customer collections;

(iv)	$377 million in collections from Daimler related to the Daimler tax receivable; and

(v)	a $249 million increase in our deferred revenue, primarily due to an increase in the number of vehicles in service under our Guaranteed Depreciation Program. This increase is mostly offset by an increase in the related vehicles classified as equipment on operating leases.

These increases in our net cash provided by operating activities were partially offset by:

(i)	a $860 million increase in inventory, primarily due to increased finished vehicle and work in process levels to support multiple product launches in the fourth quarter 2010, partially offset by a reduction in international inventories during the year due to the sale of inventory to Fiat in connection with its assumption of the management of our distribution and sales operations in select European countries; and

(ii)	$662 million of pension and OPEB contributions, partially offset by the collection of a $200 million pension receivable from Daimler.

Operating Activities —Period from June 10, 2009 to December 31, 2009

For the period from June 10, 2009 to December 31, 2009, our net cash provided by operating activities was $2,335 million and was primarily the result of:

(i)	a net loss of $3,785 million, adjusted to add back non-cash items which included a loss on the remeasurement of the VEBA Trust Note of $2,051 million, $1,715 million of depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts) and capitalized PIK interest of $310 million; and

(ii)	a $1,857 million increase in trade liabilities, primarily due to increased production levels following the 363 Transaction.

Investing Activities —Year Ended December 31, 2011

For the year ended December 31, 2011, our net cash used in investing activities was $1,970 million and was primarily the result of:

(i)	$3,009 million of capital expenditures to support our existing and future products.

These cash outflows were partially offset by:

(i)	$669 million of proceeds from disposals of equipment on operating leases, primarily related to our Gold Key Lease vehicle lease portfolio;

(ii)

a $215 million decrease in restricted cash. The decrease in restricted cash was primarily the result of the release of $167 million of collateral associated with the Gold Key Lease vehicle lease portfolio, which was used to pay down an equivalent amount outstanding on our Gold Key Lease credit facility and reduced collateral requirements for foreign exchange and commodity hedge contracts, in addition to positive mark to market adjustments; and

(iii)	$96 million of proceeds from USDART, which represented the remaining balance of a previous advance to USDART that was transferred to us in May 2011, in connection with the termination of the Ally Master Transaction Agreement, or the Ally MTA, between the U.S. Treasury, Ally and USDART. Refer to Note 13, Commitments, Contingencies and Concentrations, of our accompanying audited consolidated financial statements for additional information related to USDART and the Ally MTA.

Investing Activities —Year Ended December 31, 2010

For the year ended December 31, 2010, our net cash used in investing activities was $1,167 million and was primarily the result of:

(i)	$2,385 million of capital expenditures to support our existing and future products.

These cash outflows were partially offset by:

(i)	$1,109 million of proceeds from disposals of equipment on operating leases, primarily related to our Gold Key Lease vehicle lease portfolio.

Investing Activities —Period from June 10, 2009 to December 31, 2009

For the period from June 10, 2009 to December 31, 2009, our net cash provided by investing activities was $250 million and was primarily the result of:

(i)	$1,694 million of cash acquired related to the 363 Transaction;

(ii)	$738 million of proceeds from disposals of equipment on operating leases, primarily related to our Gold Key Lease vehicle lease portfolio;

(iii)	$500 million of proceeds from USDART; and

(iv)	a $366 million reduction in restricted cash, primarily due to the release of $318 million of collateral in connection with the termination of the Warranty Commitment Program in July 2009 and the related funding arrangements between Chrysler Warranty SPV LLC, or Warranty SPV, and the U.S. Treasury.

These cash inflows were partially offset by:

(i)	$2,000 million of payments to Old Carco in connection with the 363 Transaction; and

(ii)	$1,088 million of capital expenditures to support our existing and future products.

Financing Activities —Year Ended December 31, 2011

For the year ended December 31, 2011, our net cash used in financing activities was $405 million and was primarily the result of:

(i)	$584 million of repayments of our Gold Key Lease financing obligations, which included the full repayment of the amounts outstanding on our Gold Key Lease credit facility in April 2011 (Gold Key Lease program proceeds used to fund these payments are included in operating and investing activities);

(ii)	$135 million of other debt repayments, including $26 million related to the Canadian Health Care Trust Notes, $15 million related to the Tranche B Term Loan, $13 million related to the Auburn Hills Headquarters loan and $81 million related to capital leases and other financial obligations; and

(iii)	$72 million of debt issuance costs primarily associated with our May 2011 refinancing transaction.

These cash outflows were partially offset by:

(i)	$217 million of loan proceeds received in December 2011 as a result of a financing arrangement with certain Mexican development banks; and

(ii)	net proceeds received from our refinancing transaction in May 2011, which consisted of:

(a)	$3,160 million of net proceeds from the Secured Senior Notes;

(b)	$2,933 million of net proceeds from the Tranche B Term Loan;

(c)	$1,268 million of proceeds received from Fiat’s exercise of its incremental equity call option;

(d)	$5,460 million of principal repayments (excluding capitalized PIK) of our U.S. Treasury credit facilities; and

(e)	$1,723 million of principal repayments of our EDC credit facilities.

Financing Activities —Year Ended December 31, 2010

For the year ended December 31, 2010, our net cash used in financing activities was $1,526 million and was primarily the result of:

(i)	$1,637 million of net repayments of our Gold Key Lease financing obligations, which included additional borrowings of $266 million under an asset-backed securitization facility in May 2010, in which we utilized available operating lease assets under the Gold Key Lease vehicle lease portfolio to borrow the additional funds. These funds were used to repay a portion of the amounts outstanding on our Gold Key Lease credit facility;

(ii)	$166 million of other debt repayments, including $45 million related to the Canadian Health Care Trust Notes, $12 million related to the Auburn Hills Headquarters loan and $109 million related to capital leases and other financial obligations; and

(iii)	$123 million repayment of the Chrysler Receivables SPV LLC loan.

These cash outflows were partially offset by:

(i)	$400 million of loan proceeds received in July 2010 as a result of a financing arrangement with certain Mexican development banks.

Financing Activities —Period from June 10, 2009 to December 31, 2009

For the period from June 10, 2009 to December 31, 2009, our net cash provided by financing activities was $3,268 million and was primarily the result of:

(i)	$4,576 million of proceeds from the U.S. Treasury in connection with the 363 Transaction; and

(ii)	$355 million of proceeds from the EDC.

These cash inflows were partially offset by:

(i)	$1,248 million of repayments of Gold Key Lease financing obligations;

(ii)	$280 million repayment of Warranty SPV’s obligation to the U.S. Treasury in connection with the termination of the Warranty Commitment Program in July 2009; and

(iii)	$95 million of repayments related to Auburn Hills Headquarters loan.

Net Industrial Debt

Our calculation of Gross and Net Industrial Debt, as well as a detailed discussion of these measures, is included in —Non-GAAP Financial Measures —Gross and Net Industrial Debt.

Our Net Industrial Debt decreased by $2,841 million from $5,773 million at December 31, 2010 to $2,932 million at December 31, 2011, primarily due to a $2,254 million increase in cash and cash equivalents and a $587 million decrease in Gross Industrial Debt largely attributable to our refinancing transaction on May 24, 2011. In connection with the refinancing transaction, we repaid all amounts outstanding under the U.S. Treasury and EDC credit facilities which had carrying values of $5,696 million and $1,287 million, respectively, as of December 31, 2010 and entered into new financing arrangements which consisted of Secured Senior Notes and a Tranche B Term Loan with carrying values of $3,162 million and $2,923 million, respectively, as of December 31, 2011.

Free Cash Flow

Our calculation of Free Cash Flow, as well as a detailed discussion of this measure, is included in —Non-GAAP Financial Measures —Free Cash Flow.

Free Cash Flow for the years ended December 31, 2011 and 2010 and for the period from June 10, 2009 to December 31, 2009 totaled $1,947 million, $1,355 million and $830 million, respectively.

The increase in Free Cash Flow from 2010 to 2011 was primarily due to a:

(i)	$1,053 million reduction in our net repayments on our Gold Key Lease financing obligations, as we are currently winding down that financing program;

(ii)	$408 million increase in our cash generated from operations; and

(iii)	$155 million decrease in restricted cash.

These increases were partially offset by a:

(i)	$624 million increase in our capital expenditures; and

(ii)	$440 million reduction in proceeds from disposals of equipment on operating leases, primarily related to our Gold Key Lease vehicle lease portfolio.

The increase in Free Cash Flow for the period from June 10, 2009 to December 31, 2009 to the year ended December 31, 2010 was primarily due to 2009 reflecting a partial year of financial results and 2010 including a full calendar year of financial results, as well as due to a:

(i)	$1,860 million increase in our cash generated from operations; and

(ii)	$371 million increase in proceeds from disposals of equipment on operating leases, primarily related to our Gold Key vehicle lease portfolio.

These increases were partially offset by a:

(i)	$1,297 million increase in our capital expenditures; and

(ii)	$389 million increase in our net repayments on our Gold Key Lease financing obligations.

Repayment of U.S. Treasury and EDC Credit Facilities

On May 24, 2011, we repaid all amounts outstanding under the U.S. Treasury first lien credit agreement and EDC loan and security agreement and terminated all lending commitments thereunder. Payments were made as follows (in millions of dollars):

	Principal	Accrued Interest	Total Payment
U.S. Treasury first lien credit facilities:
Tranche B	$2,080 (1)	$22	$2,102
Tranche C	3,675 (2)	65	3,740
Zero Coupon Note	100	—	100

Total U.S Treasury first lien credit facilities	5,855	87	5,942
EDC credit facilities:
Tranche X	1,319	14	1,333
Tranche X-2	404	4	408

Total EDC credit facilities	1,723	18	1,741

Total U.S Treasury and EDC credit facilities	$7,578	$105	$7,683

(1)	Includes $80 million of PIK interest previously capitalized. The payment of PIK interest is included as a component of Net Cash Provided by Operating Activities in our accompanying audited Consolidated Statements of Cash Flows.
(2)	Includes $315 million of PIK interest previously capitalized. The payment of PIK interest is included as a component of Net Cash Provided by Operating Activities in our accompanying audited Consolidated Statements of Cash Flows. In addition, as a result of the termination of the Ally MTA and in accordance with the U.S. Treasury first lien credit agreement, amounts outstanding under that agreement were reduced by $4 million, the amount of qualifying losses incurred by Ally through April 2011. Refer to Note 13, Commitments, Contingencies and Concentrations, of our accompanying audited consolidated financial statements for additional information related to the Ally MTA.

Credit Facilities and Secured Senior Notes

On May 24, 2011, we, and certain of our U.S. subsidiaries as guarantors, entered into the following arrangements:

•

Senior Credit Facilities — a $3.0 billion Tranche B Term Loan maturing on May 24, 2017, which was fully drawn May 24, 2011 and a $1.3 billion Revolving Facility which matures on May 24, 2016 and remains undrawn;

•	Secured Senior Notes due 2019 — issuance of $1.5 billion of 8 percent secured senior notes due June 15, 2019; and

•	Secured Senior Notes due 2021 — issuance of $1.7 billion of 8 1/4 percent secured senior notes due June 15, 2021.

Senior Credit Facilities. Our Senior Credit Facilities with a syndicate of private sector lenders provide for borrowings of up to $4.3 billion including, a $1.3 billion Revolving Facility, which may be borrowed and repaid from time to time until the maturity date. Up to $200 million of the Revolving Facility may be used for the issuance of letters of credit. Prior to the final maturity date of each of the facilities, we have the option to extend the maturity date of all or a portion of these facilities with the consent of the lenders whose loans or commitments are being extended. We also have the option to increase the amount of these facilities in an aggregate principal amount not to exceed $1.2 billion, either through an additional term loan, an increase in the Revolving Facility or a combination of both, subject to certain conditions.

The outstanding principal amount of the Tranche B Term Loan is payable in equal quarterly installments of $7.5 million, with the remaining balance due at maturity. No scheduled principal payments are required on amounts drawn on the Revolving Facility until the maturity date of the facility.

All amounts outstanding under the Tranche B Term Loan and Revolving Facility bear interest at our option of either a base rate plus 3.75 percent per annum or at LIBOR plus 4.75 percent per annum. For the Tranche B Term Loan, a base rate floor of 2.25 percent per annum or a LIBOR floor of 1.25 percent per annum applies. We currently accrue interest based on LIBOR. Commencing in July 2011, interest has been reset and payable every three months.

We are required to pay commitment fees equal to 0.75 percent per annum, which may be reduced to 0.50 percent per annum if we achieve a specified consolidated leverage ratio, multiplied by the daily average undrawn portion of the Revolving Facility. Commitment fees are payable quarterly in arrears.

If we voluntarily prepay all or any portion of the Tranche B Term Loan on or before May 24, 2014, we will be obligated to pay a call premium. On or prior to May 24, 2012, the call premium will be based on a “make-whole” calculation, after that date but on or prior to May 24, 2013, the call premium will be 2.00 percent of the principal amount of such loans prepaid or repriced, and after May 24, 2013 but on or prior to May 24, 2014, the call premium will be 1.00 percent of the principal amount of such loans prepaid or repriced. After May 24, 2014, we may make voluntary prepayments under the Tranche B Term Loan without premium or penalty, except for normal breakage costs.

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

The Senior Credit Facilities are secured by a senior priority security interest in substantially all of Chrysler Group LLC’s assets and the assets of its U.S. subsidiary guarantors, subject to certain exceptions. The collateral includes 100 percent of the equity interests in our domestic subsidiaries and 65 percent of the equity interests in foreign subsidiaries held directly by Chrysler Group LLC and its U.S. subsidiary guarantors.

The senior secured credit agreement includes a number of affirmative covenants, many of which are customary, including, but not limited to, the reporting of financial results and other developments, compliance with laws, payment of taxes, maintenance of insurance and similar requirements. The senior secured credit agreement also contains several negative covenants, including but not limited to, (i) limitations on incurrence, repayment and prepayment of indebtedness; (ii) limitations on incurrence of liens; (iii) limitations on making restricted payments; (iv) limitations on transactions with affiliates, swap agreements and sale and leaseback transactions; (v) limitations on fundamental changes, including certain asset sales and (vi) restrictions on certain subsidiary distributions. In addition, the senior secured credit agreement requires us to maintain a minimum ratio of borrowing base to covered debt, as well as a minimum liquidity of $3.0 billion, which includes any undrawn amounts on the Revolving Facility.

The senior secured credit agreement contains a number of events of default related to, (i) failure to make payments when due; (ii) failure to comply with covenants; (iii) breaches of representations and warranties; (iv) certain changes of control; (v) cross-default with certain other debt and hedging agreements and (vi) the failure to pay certain material judgments. As of December 31, 2011, we were in compliance with all covenants under the senior secured credit agreement.

Secured Senior Notes. We entered into an indenture with CG Co-Issuer Inc., or CG Co-Issuer, one of our wholly-owned subsidiaries, our U.S. subsidiary guarantors and Wilmington Trust FSB, as trustee and Citibank, N.A. as collateral agent, paying agent, registrar and authenticating agent, pursuant to which we issued $1.5 billion of 8 percent secured senior notes due 2019, or 2019 Notes, and $1.7 billion of 8  1/4 percent secured senior notes due 2021, or 2021 Notes, collectively referred to as the Notes. The Notes were issued at par and were sold in a private placement to (i) qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended, or Securities Act, and (ii) outside the United States to persons who are not U.S. persons (as defined in Rule 902 of Regulation S under the Securities Act) in compliance with Regulation S under the Securities Act.

Beginning December 15, 2011, interest on each series of the Notes is payable semi-annually on June 15 and December 15 of each year, to the holders of record of such Notes at the close of business on June 1 or December 1, respectively, preceding such interest payment date.

The indenture includes affirmative covenants, including the reporting of financial results and other developments. The indenture also contains negative covenants related to our ability and, in certain instances, the ability of certain of our subsidiaries to, (i) pay dividends or make distributions on the Company’s capital stock or repurchase the Company’s capital stock; (ii) make restricted payments; (iii) create certain liens to secure indebtedness; (iv) enter into sale and leaseback transactions; (v) engage in transactions with affiliates; (vi) merge or consolidate with certain companies and (vii) transfer and sell assets. As of December 31, 2011, we were in compliance with all covenants under the indenture.

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

In connection with the offering of the Notes, we entered into a registration rights agreement with the initial purchasers of the Notes. In the registration rights agreement, we agreed to register notes having substantially identical terms as the Notes with the SEC as part of an offer to exchange freely tradable exchange notes for the Notes. On December 29, 2011, and subject to the terms and conditions set forth in our prospectus, we commenced an offer to exchange our new 8 percent secured senior notes due 2019, or New 2019 Notes, for all of our outstanding 2019 Notes and our new 8 1/4 percent secured senior notes due 2021, or New 2021 Notes, for all of our outstanding 2021 Notes. The New 2019 Notes and New 2021 Notes are collectively referred to as the New Notes.

On February 1, 2012, our offers to exchange the 2019 Notes and 2021 Notes expired. Substantially all of the Notes were tendered for the New 2019 Notes and New 2021 Notes. The holders of the New Notes received an equal principal amount of New 2019 Notes for all 2019 Notes and an equal principal amount of New 2021 Notes for all 2021 Notes. The form and terms of the New Notes are identical in all material respects to the Notes, except that, the New Notes do not contain restrictions on transfer. Refer to Note 11, Financial Liabilities, of our accompanying audited consolidated financial statements for additional information.

VEBA Trust Note. On June 10, 2009, we issued the VEBA Trust Note with a face value of $4,587 million to the VEBA Trust in accordance with the terms of the VEBA Settlement Agreement with the UAW for the purpose of discharging our obligations to provide postretirement health care benefits to certain of our UAW represented retirees, effective January 1, 2010. Refer to Note 17, Employee Retirement and Other Benefits, of our accompanying audited consolidated financial statements for additional information.

The VEBA Trust Note has an implied interest rate of 9.0 percent per annum and requires annual payments of principal and interest beginning on July 15, 2010 and continuing until maturity on July 15, 2023. Scheduled VEBA Trust Note payments through 2012 do not fully satisfy the interest accrued at the implied rate of 9.0 percent. In accordance with the agreement, the difference between a scheduled payment and the accrued interest through June 30 of the payment year will be capitalized as additional debt on an annual basis. In July 2011 and July 2010, we made scheduled interest payments of $300 million and $315 million, respectively, on the VEBA Trust Note and accrued interest of $126 million and $123 million, respectively, was capitalized as additional debt.

The VEBA Trust Note was issued under the terms of an indenture that contains certain negative covenants, including, but not limited to, limits on Chrysler Group LLC incurring debt that is senior in any respect in right of payment to the VEBA Trust Note and limits on the ability of our subsidiaries to incur debt. The terms of a related registration rights agreement provide for certain registration rights that entitle the holder of the VEBA Trust Note to require us to file a registration statement under the Securities Act, for a public offering of the note beginning six months following the earlier of: (i) an initial public offering of our equity securities; (ii) Fiat’s acquisition of a majority ownership interest in us; or (iii) June 30, 2012. Refer to Note 11, Financial Liabilities, and Note 17, Employee Retirement and Other Benefits, of our accompanying audited consolidated financial statements for additional information regarding the VEBA Trust Note.

Canadian Health Care Trust Notes. On December 31, 2010, Chrysler Canada issued four unsecured promissory notes (“Canadian Health Care Trust Notes”) in an initial aggregate face value of $976 million ($974 million CAD) to an independent Canadian Health Care Trust as part of the settlement of its obligations with respect to retiree health care benefits for CAW Covered Group. In addition, the Canadian Health Care Trust Notes had accrued interest from January 1, 2010 of $80 million ($80 million CAD) and a $31 million ($31 million CAD) net premium. On December 31, 2010, we made a $45 million ($45 million CAD) principal payment on the Canadian Health Care Trust Notes. Refer to Note 17, Employee Retirement and Other Benefits, and Note 11, Financial Liabilities, of our accompanying audited consolidated financial statements for additional information.

The scheduled Tranche A and Tranche B note payments through 2012 do not fully satisfy the interest accrued at the stated rate of 9.0 percent per annum. Accordingly, the difference between a scheduled payment and the accrued interest through December 31 of the payment year will be capitalized as additional debt on an annual basis. We are not required to make a payment on the Tranche C Note until 2020. However, as part of the settlement agreement, interest accrued on the Tranche C note will be capitalized as additional debt on an annual basis through 2019. In June 2011, we made scheduled payments of $47 million ($45 million CAD) on the Canadian Health Care Trust Notes and accrued interest of $27 million ($26 million CAD) was capitalized as additional debt.

The terms of each of the notes are substantially similar and provide that each note will rank pari passu with all existing and future unsecured and unsubordinated indebtedness for borrowed money of Chrysler Canada, and that Chrysler Canada will not incur indebtedness for borrowed money that is senior in any respect in right of payment to the notes.

Mexico Development Banks Credit Facilities. In July 2010, Chrysler de Mexico, our principal operating subsidiary in Mexico, entered into a financing arrangement with certain Mexican development banks which provides for a 15 year amortizing term loan facility equal to the Mexican peso equivalent of $400 million. The facility was fully drawn during July 2010 and was funded in Mexican pesos. Any amounts repaid on the facility cannot be re-borrowed.

In December 2011, Chrysler de Mexico entered into a financing arrangement with certain Mexican development banks which provides for a ten year amortizing term loan facility of 3.0 billion Mexican pesos. The facility was fully drawn during December 2011 and was funded in Mexican pesos. Principal payments on the loan are not required until 2016, and any amounts repaid cannot be re-borrowed. In accordance with the terms of this agreement, Chrysler de Mexico has the ability to incur additional loans with commercial lenders, in an amount not to exceed $500 million, including the amount outstanding under this credit facility.

The terms of these financing arrangements are similar. Chrysler de Mexico placed certain of its assets in special purpose trusts to secure repayment of the loans, including certain receivables and property, plant and equipment. As of December 31, 2011 and 2010, Chrysler de Mexico had $56 million and $41 million of cash on deposit with the trusts, which is included in Prepaid Expenses and Other Assets in our accompanying audited Consolidated Balance Sheets. The loans require compliance with certain covenants, including but not limited to, limitations on liens, incurrence of debt and asset sales.

Gold Key Lease. Chrysler Canada maintains our Gold Key Lease vehicle lease portfolio. The related vehicles are leased to Canadian consumers and are financed by asset-backed securitization facilities, as well as a $4.9 billion ($5.0 billion CAD) secured revolving credit facility. The asset-backed obligations are primarily satisfied out of the collections from the underlying securitized assets. In May 2010, we utilized available operating lease assets under the Gold Key Lease vehicle lease portfolio to borrow additional funds in the amount of $266 million under an asset-backed securitization facility. These funds were used to repay a portion of the amount outstanding on the secured revolving credit facility. In April 2011, the remaining amounts outstanding on the secured revolving credit facility were repaid in full. We are currently winding down the Gold Key Lease financing program, therefore, we anticipate no additional funding will be required. No vehicles were added to the portfolio during the years ended December 31, 2011 and 2010. Refer to Note 7, Equipment on Operating Leases, Net, of our accompanying audited consolidated financial statements for additional information.

Ally MTA

In connection with the 363 Transaction, we replaced Old Carco as a party to the Ally MTA between Old Carco, U.S. Treasury, Ally and USDART. The Ally MTA provided for a risk sharing arrangement, in which USDART would reimburse Ally for qualifying losses on loans with third party Chrysler dealerships issued prior to November 21, 2009. Previously, Old Carco provided $600 million to USDART to cover these losses. On June 10, 2009, and in accordance with the Ally MTA, $500 million of these advances were transferred from USDART to us.

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

In connection with the termination of the Ally MTA, we agreed to reimburse Ally for any future qualifying losses incurred through May 2013. Effective December 30, 2011, we and Ally mutually agreed to terminate this arrangement since no qualifying losses had been incurred since May 2011 and the aggregate principal amount of the qualifying dealer loans outstanding were de minimis. Refer to Note 3, Variable Interest Entities, of our accompanying audited consolidated financial statements for additional information related to USDART and the Ally risk sharing arrangement.

Receivables SPV

In March 2010, we repaid $123 million plus all accrued interest outstanding on a loan facility provided by the U.S. Treasury to Chrysler Receivables SPV LLC, or Receivables SPV, related to the Auto Supplier Support Program. The Auto Supplier Support Program was established by the U.S. Treasury in 2009 to ensure the payment of qualified automotive receivables to certain automotive suppliers of Old Carco. We assumed the terms of the Auto Supplier Support Program and the related loan facility when we purchased the equity of Receivables SPV in connection with the 363 Transaction. In April 2010, the Auto Supplier Support Program expired and, in accordance with the terms of the agreement, we paid the U.S. Treasury a $40 million exit fee associated with the program, as well as $5 million, which represented 50 percent of the residual equity of Receivables SPV. Receivables SPV was dissolved in December 2010. Refer to Note 3, Variable Interest Entities, of our accompanying audited consolidated financial statements for additional information related to Receivables SPV.

Warranty Commitment Program

In connection with the 363 Transaction, we purchased the equity of Warranty SPV, and acquired $318 million of restricted cash and assumed a liability to repay the U.S. Treasury $280 million plus accrued interest in connection with the Warranty Commitment Program. The Warranty Commitment Program was established by the U.S. Government to ensure warranty claims submitted to domestic automakers would be paid to consumers regardless of the automakers’ existence. In July 2009, we repaid the $280 million plus all accrued and unpaid interest to the U.S. Treasury. The Warranty Commitment Program was terminated in July 2009 and Warranty SPV was dissolved in December 2009. Refer to Note 18, Other Transactions with Related Parties, of our accompanying audited consolidated financial statements for additional information related to Warranty SPV.

Daimler Tax Receivable

During the years ended December 31, 2011 and 2010, we received reimbursements from Daimler of $374 million and $377 million, respectively, related to tax payments previously made by us which had been previously applied by the Canada Revenue Agency and the Provincial Tax Authorities against additional taxes assessed related to the Canadian transfer pricing matter.

For additional information related to the Daimler tax receivable, refer to Note 12, Income Taxes, of our accompanying audited consolidated financial statements.

Cash Management & Risk Management Policies

Our cash management and risk management activities are governed by internal policies designed to: (i) maintain appropriate internal control over disbursements; (ii) ensure our ability to pay all outstanding obligations when due; and (iii) obtain a reasonable return while maintaining appropriate diversification and minimizing counterparty risk. These policies include permitted investment guidelines, counterparty evaluation and limits, derivative guidelines, funding guidelines, credit and collections guidelines, compliance monitoring, internal control requirements and controls over electronic funds transactions.

Investments of Corporate Cash

Cash and cash equivalents are primarily invested in short-term instruments with highly rated counterparties. Counterparties are evaluated in accordance with internal guidelines. Limits are established for each approved counterparty and actual exposures are tracked against the limits.

Defined Benefit Pension Plans and OPEB Plans —Contributions and Funded Status

Contributions and Payments. Our funding policy for defined benefit pension plans and OPEB plans is to contribute at least the minimum amounts required by applicable laws and regulations. Occasionally, additional discretionary contributions in excess of those legally required are made to achieve certain desired funding levels. Since the inception of our various pension plans, contributions have exceeded minimum required funding amounts. These excess amounts are tracked, and the resulting credit balance can be used to satisfy minimum funding requirements in subsequent years. Currently, the combined credit balances for our U.S. qualified pension plans is approximately $3.1 billion. While the usage of credit balances to satisfy minimum funding requirements is subject to our plans maintaining certain funding levels, we expect to be able to utilize the credit balances in 2012 such that no significant additional cash contributions are required for our U.S. plans in 2012, although we may voluntarily elect to make contributions.

The following table summarizes employer contributions made to our defined benefit pension plans or direct benefit payments to plan participants:

	Successor
	Year Ended December 31, 2011	Year Ended December 31,2010	June 10, 2009 through December 31, 2009
	(in millions of dollars)
Total employer contributions	$362	$390	$240

In connection with the 363 Transaction, we acquired a $600 million receivable from Daimler to fund contributions to our U.S. pension plans. This receivable was paid to us in three equal annual installments of $200 million in June 2009, 2010 and 2011.

Employer contributions to our funded pension plans are expected to be approximately $641 million in 2012, of which discretionary contributions of $259 million will be made to the U.S. plans and $8 million and $359 million will be made to our U.S. and Canadian plans, respectively, to satisfy minimum funding requirements. Employer contributions to our unfunded pension and OPEB plans are expected to be $10 million and $192 million, respectively, in 2012, which represents the expected benefit payments to participants.

The following table summarizes net benefit payments expected to be paid, based on the last remeasurement of all of our plans as of December 31, 2011 which reflects estimated future employee service:

	Pension Benefits	OPEB
	(in millions of dollars)
2012	$2,342	$192
2013	2,279	190
2014	2,232	185
2015	2,188	180
2016	2,147	179
2017 —2021	10,326	872

During the life of the plans, we intend to primarily utilize plan assets to fund benefit payments of our pension plans and minimize our cash contributions. OPEB payments are currently funded from our cash flows from operations.

Defined Benefit Pension Plans —Funded Status. The following table summarizes the funded status of our pension plans:

	Successor
	December 31, 2011	December 31, 2010
	(in millions of dollars)
Benefit obligation	$31,980	$29,874
Fair value of plan assets	25,444	25,865

Funded status of plans	$(6,536)	$(4,009)

Our pension plans were underfunded by $6,536 million at December 31, 2011 and by $4,009 million at December 31, 2010. The change in funded status was primarily due to changes in discount rates and actuarial assumptions of $2,687 million during 2011, as well as service and interest costs of $1,788 million. The actuarial assumption changes primarily relate to the adoption of plan specific mortality tables in the U.S. These changes were partially offset by the actual return on plan assets of $1,644 million and company contributions of $362 million made during 2011.

For additional information related to our defined benefit pension plans, refer to Note 17, Employee Retirement and Other Benefits, of our accompanying audited consolidated financial statements.

OPEB Plans —Funded Status. We provide health care, legal and life insurance benefits to certain of our hourly and salaried employees. Upon retirement from the Company, employees may become eligible for continuation of certain benefits. Benefits and eligibility rules may be modified periodically.

The following table summarizes the funded status of our OPEB plans:

	Successor
	December 31, 2011	December 31, 2010
	(in millions of dollars)
Benefit obligation	$2,729	$2,636
Fair value of plan assets	—	37

Funded status of plans	$(2,729)	$(2,599)

Our OPEB plans were underfunded by $2,729 million at December 31, 2011 and by $2,599 million at December 31, 2010. The change in funded status was primarily due to changes in discount rates and actuarial assumptions of $265 million and service and interest costs of $162 million during 2011. These changes were partially offset by company contributions of $217 million made directly to pay benefits and a $91 million negative plan amendment resulting in negative prior service cost as a result of the December 31, 2013 termination of a plan which provides legal services as a postretirement benefit to our UAW represented retirees, all of which are fully vested. In addition, during 2011 we withdrew the remaining $37 million of VEBA Plan Assets.

For additional information related to our OPEB plans, refer to Note 17, Employee Retirement and Other Benefits, of our accompanying audited consolidated financial statements.

Liquidity and Capital Resources —Old Carco

Cash Flows

Operating Activities

For the period from January 1, 2009 to June 9, 2009, Old Carco’s net cash used in operating activities was $7,130 million and was primarily the result of:

(i)	a net loss of $4,425 million, adjusted to add back the following non-cash items:

(a)	$1,594 million for depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts);

(b)	$844 million of brand name intangible assets impairment charges;

(c)	$391 million of property, plant and equipment impairment charges; and

(d)	$726 million of non-cash bankruptcy reorganization items.

(ii)	these non-cash items are partially offset by a:

(a)	$684 million gain on the NSC settlement;

(b)	$600 million non-cash gain on the Daimler pension contribution;

(c)	$600 million net non-cash adjustments to restructuring reserve estimates;

(d)	$520 million net non-cash pension and OPEB income; and

(e)	$196 million non-cash impact of the Daimler tax settlement.

(iii)	a $3,265 million decrease in accrued expenses and other liabilities primarily due to a reduction in incentive and warranty accruals as a result of a reduction in net worldwide factory shipments and vehicle sales levels, decrease in GDP accruals due to reduced volumes and a reduction in U.S. and foreign income tax accruals due to lower taxable income; and

(iv)	a $2,100 million decrease in trade liabilities as a result of reduced production volumes and Old Carco idling its production operations following its bankruptcy filing on April 30, 2009.

These decreases in Old Carco’s net cash used in operating activities were partially offset by a:

(i)	$1,701 million decrease in inventories and accounts receivables resulting from reduced production and shipment volumes.

Investing Activities

For the period from January 1, 2009 to June 9, 2009, Old Carco’s net cash used in investing activities was $404 million and was primarily the result of:

(i)	$600 million in funding transferred to USDART in support of loans provided by Ally to certain of Old Carco’s dealers;

(ii)	$239 million of capital expenditures; and

(iii)	a settlement payment of $99 million in connection with Old Carco’s acquisition of certain NSCs from Daimler.

These cash outflows were partially offset by:

(i)	$448 million of proceeds from disposals of equipment on operating leases, primarily related to Old Carco’s Gold Key Lease vehicle lease portfolio, offset by $170 million of purchases of such equipment; and

(ii)	$220 million decrease in restricted cash.

Financing Activities

For the period from January 1, 2009 to June 9, 2009, Old Carco’s net cash provided by financing activities was $7,517 million and was primarily the result of a:

(i)	$4,275 million capital contribution from Chrysler Holding to be used for general corporate and working capital purposes;

(ii)	$3,014 million of loan proceeds from debtor-in-possession financing in connection with its bankruptcy; and

(iii)	$995 million of loan proceeds from the EDC.

These cash inflows were partially offset by:

(i)	$690 million of net repayments of Gold Key Lease financing obligations.

Defined Benefit Pension Plan and OPEB Contributions

During the period from January 1, 2009 to June 9, 2009, Old Carco made employer contributions of $77 million to its defined benefit pension plans or direct benefit payments to plan participants and $476 million to its OPEB plans to directly pay benefits to plan participants.

Off-Balance Sheet Arrangements

We have entered into various off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or liquidity. These include variable interest entities, or VIEs. For a discussion of our VIEs, refer to Note 3, Variable Interest Entities, of our accompanying audited consolidated financial statements.

Arrangements with Key Suppliers

From time to time, in the ordinary course of our business, we enter into various arrangements with key suppliers in order to establish strategic and technological advantages. A limited number of these arrangements contain unconditional purchase obligations to purchase a fixed or minimum quantity of goods and/or services with fixed and determinable price provisions. Purchases under these arrangements from third parties were $674 million, $295 million and $95 million for the years ended December 31, 2011 and 2010 and for the period from June 10, 2009 to December 31, 2009, respectively.

In addition, certain of the arrangements we have entered into with Fiat contain unconditional purchase obligations to purchase a fixed or minimum quantity of goods and/or services with fixed and determinable price provisions. Purchases under these arrangements were $305 million for the year ended December 31, 2011. We did not have any purchases under these arrangements for the year ended December 31, 2010 and the period from June 10, 2009 to December 31, 2009.

We also enter into similar arrangements containing unconditional purchase obligations to purchase a minimum quantity of goods for which pricing is variable, and therefore do not have fixed and determinable future payment streams. Under these arrangements we are obligated to make payments or receive reimbursements if our purchase volumes are outside a specified range of values. Purchases from third parties under these arrangements were $346 million, $116 million and $50 million for the years ended December 31, 2011 and 2010 and for the period from June 10, 2009 to December 31, 2009, respectively. We did not have any purchases from unconsolidated related companies under these arrangements.

Contractual Obligations

The following summarizes payments due under our significant contractual obligations and commitments as of December 31, 2011:

	Payments Due by Period
	2012	2013-2014	2015-2016	2017 and thereafter	Total
	(in millions of dollars)
Asset-backed notes payable —Gold Key Lease	$41	$—	$—	$—	$41
Long term financial liabilities (1)	172	852	957	11,040	13,021
Capital lease obligations	38	69	74	139	320
Interest on long term financial liabilities and capital lease obligations (2)	965	2,108	1,936	3,072	8,081
Operating lease commitments	128	184	114	182	608
Unconditional minimum purchase obligations	757	686	48	—	1,491
Pension contribution requirements (3)	367	—	—	—	367

Total	$2,468	$3,899	$3,129	$14,433	$23,929

(1)	The amounts above are net of fair value adjustments, discounts, premiums and loan origination fees totaling $808 million. For additional information refer to Note 11, Financial Liabilities, of our accompanying audited consolidated financial statements.
(2)	Amounts include interest payments based on contractual terms and current interest rates on our debt and capital lease obligations. Interest payments based on variable rates included above were determined using the current interest rate in effect at December 31, 2011.
(3)	Pension contribution requirements are based on an estimate of our minimum funding requirements pursuant to the Employee Retirement Income Security Act “ERISA” regulations. We expect required contributions to be approximately $367 million in 2012. We may elect to make contributions in excess of the minimum funding requirements in response to investment performance and changes in interest rates, to achieve funding levels required by our defined benefit plan arrangements, or when we believe that it is financially advantageous to do so and based on our other capital requirements. We plan to make $259 million of discretionary contributions to our U.S. plans in 2012. Our minimum funding requirements after 2012 will depend on several factors, including investment performance and interest rates. Therefore, the above excludes payments beyond 2012, since we cannot predict with reasonable reliability the timing and amounts of future minimum funding requirements. Excluded from above are expected payments of $10 million and $192 million due in 2012 with respect to our unfunded pension and OPEB plans, respectively, which represent the expected benefit payments to participants as costs are incurred.

The above excludes unrecognized tax benefits on uncertain tax positions and related accrued interest of $140 million and $19 million, respectively, at December 31, 2011, since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities. Refer to Note 12, Income Taxes, of our accompanying audited consolidated financial statements for additional information.

The above also excludes payments for product warranty costs. We issue various types of product warranties under which we generally guarantee the performance of products delivered for a certain period or term. We also periodically initiate voluntary service and recall actions to address various customer satisfaction, safety and emissions issues related to vehicles we sell. The estimated future costs of these actions are principally based on assumptions regarding the lifetime warranty costs of each vehicle line and each model year of that vehicle line, as well as historical claims experience for our vehicles. Estimates of the future costs of these actions are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the number of vehicles affected by a service or recall action and the nature of the corrective action. It is reasonably possible that the ultimate cost of these service and recall actions may require us to make expenditures in excess of established reserves over an extended period of time and in a range of amounts that cannot be reasonably estimated. As of December 31, 2011, our product warranty reserves were $3,318 million.

For additional information regarding long term financial liabilities and employee retirement and other benefits, see Note 11, Financial Liabilities, and Note 17, Employee Retirement and Other Benefits, respectively, of our accompanying audited consolidated financial statements.

Ally Repurchase Obligation

In accordance with the terms of the Ally Auto Finance Operating Agreement, or Ally Agreement, we are required to repurchase Ally-financed dealer inventory, upon certain triggering events and with certain exceptions, in the event of an actual or constructive termination of a dealer’s franchise agreement (including in certain circumstances when Ally forecloses on all assets of a dealer securing financing provided by Ally). These obligations exclude vehicles that have been damaged or altered, that are missing equipment or that have excessive mileage or an original invoice date that is more than one year prior to the repurchase date.

As of December 31, 2011, the maximum potential amount of future payments required to be made to Ally under this guarantee was approximately $7.3 billion and was based on the aggregate repurchase value of eligible vehicles financed by Ally in our U.S. and Canadian dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent the vehicles are able to be resold to another dealer. The fair value of the guarantee was less than $0.1 million at December 31, 2011, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimate reflects our actual experience. The Ally Agreement is effective through April 30, 2013, with automatic one-year renewals unless either party elects not to renew.

Other Repurchase Obligations

In accordance with the terms of other wholesale financing arrangements in Mexico, we are required to repurchase dealer inventory financed under these arrangements, upon certain triggering events and with certain exceptions, including in the event of an actual or constructive termination of a dealer’s franchise agreement. These obligations exclude certain vehicles including, but not limited to, vehicles that have been damaged or altered, that are missing equipment or that have excessive mileage.

As of December 31, 2011, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $230 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles are able to be resold to another dealer. The fair value of the guarantee was less than $0.1 million at December 31, 2011, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimate reflects our actual experience.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Due to the nature of our business, we are exposed to a variety of market risks, including foreign currency exchange rate risk, commodity price risk, interest rate risk and counterparty risk. We evaluate these risks on an on-going basis and manage our exposures centrally. Our Foreign Exchange Hedging Committee and Commodity Hedging Committee approve derivative hedging strategies to manage our operating risk exposures for foreign exchange and commodities, respectively.

The members of these committees include the Chief Financial Officer, the Treasurer, and other senior operating management of the Company. The Treasury Department executes derivative transactions in accordance with the approved strategies, as well as within our risk management policies.

We use derivatives (primarily forward contracts and swaps) to hedge our financial and operational exposures. We do not enter into derivative transactions for speculative purposes or to hedge our balance sheet translation risk. Refer to Note 15, Derivative Financial Instruments and Risk Management, of our accompanying audited consolidated financial statements for additional information on our derivatives.

We use sensitivity analyses to quantify the impact of changes in foreign currency exchange rates, commodity prices and interest rates on the fair value of the financial instruments used to hedge these risks. Our models assume instantaneous, parallel shifts in foreign currency exchange rates, commodity prices and interest rate yield curves. We did not have any option contracts or any other instruments with non-linear returns outstanding at December 31, 2011.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk as a result of sales of vehicles and parts, purchases of components used in our manufacturing operations, debt, and dividend payments from foreign subsidiaries denominated in currencies other than the USD. Foreign currency exchange rate risk is the risk that fluctuations in specific currencies against the USD will negatively impact our results of operations. To the extent possible, we net sales and purchases in specific currencies against each other and review this net cash flow position for hedging purposes. We are most vulnerable to fluctuations in the CAD, Australian dollar, Japanese yen, Mexican peso and Euro against the USD. To manage these exposures, we enter into derivative contracts (primarily currency forward and swap contracts) to hedge a portion of our exposures. The derivative contracts used to hedge foreign exchange rate risk had remaining maturities of up to 12 months at December 31, 2011.

The net fair value of foreign currency derivatives at December 31, 2011 was an asset of $61 million compared to a liability of $78 million as of December 31, 2010. The potential decrease in the fair value of our foreign currency derivatives, assuming a 10 percent adverse change in the underlying foreign currency derivative versus the USD, would be approximately $262 million at December 31, 2011, compared with a decrease of $297 million as of December 31, 2010.

In addition, we are exposed to foreign currency exchange rate risk as a result of translating the assets and liabilities of our subsidiaries outside of the United States (primarily Canada, Mexico and Venezuela) into USD. Refer to Note 21, Venezuelan Currency Devaluation, of our accompanying audited consolidated financial statements for additional information on the impact of the devaluation of the BsF.

Commodity Price Risk

We are exposed to changes in the prices of commodities used in the manufacture of vehicles, such as non-ferrous metals (such as aluminum, lead and copper), precious metals (such as platinum and palladium) and energy (such as natural gas). Commodity price risk is the adverse impact that changes in commodity prices would have on our financial results. To manage this risk, we enter into commodity derivative contracts for a portion of our exposures. The derivative contracts used to hedge commodity price risk had remaining maturities of up to 18 months at December 31, 2011.

The net fair value of commodity derivatives as of December 31, 2011 was a liability of $123 million compared to an asset of $90 million as of December 31, 2010. The potential decrease in the fair value of our commodity derivatives, due to a 10 percent decrease in commodity prices, would be approximately $66 million at December 31, 2011, compared with a decrease of $50 million as of December 31, 2010. This amount does not include the offsetting impact of lower prices we would pay for the underlying commodities.

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

We had fixed-rate debt of $9.0 billion as of December 31, 2011, compared with $5.7 billion at December 31, 2010. The potential increase in the fair value of our fixed-rate interest-bearing financial instruments as a result of a 10 percent decrease in market interest rates would be approximately $0.5 billion at December 31, 2011, compared with an increase of approximately $0.3 billion at December 31, 2010.

We also had floating-rate investments and floating-rate debt of $10.1 billion and $3.5 billion, respectively, at December 31, 2011. The majority of our floating rate debt is exposed to changes in LIBOR, with a 1.25 percent interest rate floor. Given the relationship of floating-rate investments to floating-rate debt as of December 31, 2011 and the current low interest rate environment, a decrease in interest rates would not have a material impact on our consolidated financial position.

At December 31, 2010 we also had floating-rate investments and floating-rate debt of $8.0 billion and $8.0 billion, respectively, resulting in a naturally hedged position. In addition, we swapped $173 million of floating-rate debt associated with our Gold Key Lease program at December 31, 2010 to a fixed rate. The net fair value of the interest rate swaps on our Gold Key Lease portfolio at December 31, 2010 was a liability of $1 million. The majority of our floating rate debt was exposed to changes in three month LIBOR, with a 2 percent interest rate floor.

Counterparty Risk

We are exposed to counterparty risk as a result of our investment and derivatives contracts. Counterparty risk relates to the risk of loss which we would incur if a counterparty defaulted on an investment or derivatives contract. Our Treasury Department manages counterparty risk by establishing exposure limits for each counterparty based on credit ratings and financial position, and monitoring utilization against these limits. Counterparty limits and exposure utilization are periodically reviewed with our Treasurer. Substantially all of our counterparties are rated single-A or higher.

There have been no significant changes in our exposure to financial market risks since December 31, 2011.

Item 8. Financial Statements and Supplementary Data.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES (DEBTORS-IN-POSSESSION)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

Chrysler Group LLC

Auburn Hills, Michigan

We have audited the accompanying consolidated balance sheets of Chrysler Group LLC and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, members’ deficit, and cash flows for each of the two years in the period ended December 31, 2011 and the period from June 10, 2009 (inception) to December 31, 2009. Our audits also included the financial statement schedule included in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Chrysler Group LLC and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, and the period from June 10, 2009 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan

March 6, 2012

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions of dollars)

	Notes	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from June 10, 2009 to December 31, 2009
Revenues, net		$54,981	$41,946	$17,710
Cost of sales		46,422	35,886	16,111

GROSS MARGIN		8,559	6,060	1,599
Selling, administrative and other expenses		4,751	3,797	4,336
Research and development expenses, net	2	1,674	1,500	626
Restructuring expenses, net	20	3	48	34
Interest expense	4	1,238	1,276	470
Interest income		(39)	(48)	(111)
Loss on extinguishment of debt	11	551	—	—

INCOME (LOSS) BEFORE INCOME TAXES		381	(513)	(3,756)
Income tax expense	12	198	139	29

NET INCOME (LOSS)		$183	$(652)	$(3,785)

See accompanying notes to consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions of dollars)

	Notes	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from June 10, 2009 to December 31, 2009
NET INCOME (LOSS)		$183	$(652)	$(3,785)

Other comprehensive loss:
Loss on derivatives recorded in accumulated other comprehensive loss, net (1)	15	(27)	(33)	—
Loss on derivatives reclassified from accumulated other comprehensive loss to income, net (1)	15	65	1	—
Foreign currency translation adjustments (1)		18	(107)	58
Defined benefit plan adjustments:
Actuarial loss (1)		(3,123)	(463)	(913)
Prior service credit (1)		80	5	1

TOTAL OTHER COMPREHENSIVE LOSS		(2,987)	(597)	(854)

TOTAL COMPREHENSIVE LOSS		$(2,804)	$(1,249)	$(4,639)

(1)	Net of $0 of taxes

See accompanying notes to consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions of dollars)

	Notes	December 31, 2011	December 31, 2010
CURRENT ASSETS:
Cash and cash equivalents		$9,601	$7,347
Restricted cash	13	106	304
Trade receivables, net of allowance for doubtful accounts of $68 and $102, respectively		845	819
Inventories	5	4,366	3,647
Prepaid expenses and other assets	9	1,603	2,173
Deferred taxes	12	25	30

TOTAL CURRENT ASSETS		16,546	14,320
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	6	13,965	13,817
Equipment on operating leases, net	7	1,421	1,535

TOTAL PROPERTY AND EQUIPMENT		15,386	15,352
OTHER ASSETS:
Advances to related parties and other financial assets		56	154
Restricted cash	13	355	367
Goodwill	8	1,361	1,361
Other intangible assets, net	8	3,371	3,504
Prepaid expenses and other assets	9	421	352
Deferred taxes	12	47	39

TOTAL OTHER ASSETS		5,611	5,777

TOTAL ASSETS		$37,543	$35,449

CURRENT LIABILITIES:
Trade liabilities		$8,566	$7,028
Accrued expenses and other liabilities	10	7,707	7,594
Current maturities of financial liabilities	11	230	2,758
Deferred revenue		1,171	888
Deferred taxes	12	73	85

TOTAL CURRENT LIABILITIES		17,747	18,353
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	10	12,758	9,961
Financial liabilities	11	12,344	10,973
Deferred revenue		653	580
Deferred taxes	12	76	71

TOTAL LONG-TERM LIABILITIES		25,831	21,585
Commitments and contingencies	13	—	—
MEMBERS’ DEFICIT:
Membership Interests
Class A Membership Interests — 1,061,225 and 800,000 units authorized, issued and outstanding at December 31, 2011 and 2010, respectively		—	—
Class B Membership Interests — 200,000 units authorized, issued and outstanding at December 31, 2011 and December 31, 2010		—	—
Contributed capital		2,657	1,399
Accumulated losses		(4,254)	(4,437)
Accumulated other comprehensive loss		(4,438)	(1,451)

TOTAL MEMBERS’ DEFICIT		(6,035)	(4,489)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT		$37,543	$35,449

See accompanying notes to consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions of dollars)

	Notes	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from June 10, 2009 to December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$183	$(652)	$(3,785)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment and intangible assets		2,759	2,692	1,428
Depreciation of equipment on operating leases		117	359	159
Net amortization of favorable and unfavorable lease contracts		7	13	16
Changes in deferred taxes		(17)	55	65
Non-cash interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments		179	244	112
Capitalized payable-in-kind interest	11, 18	17	68	310
Repayment of capitalized payable-in-kind interest	11	(395)	—	—
Loss on extinguishment of debt	11	551	—	—
Net loss on disposal of property, plant and equipment, equipment on operating leases and intangible assets		67	29	8
Non-cash adjustments to restructuring reserve estimates, net	20	(48)	(227)	(8)
Non-cash share-based compensation expense	16	36	35	1
Collection of Daimler tax receivable	12	374	377	—
Collection of Daimler pension receivable	17	200	200	200
Pension and OPEB contributions	17	(579)	(662)	(766)
Reimbursements of OPEB contributions resulting from Canadian Health Care Trust Settlement	17	—	53	—
Payments associated with Canadian Health Care Trust Settlement	17	(19)	(160)	—
Canadian Health Care Trust Settlement loss	17	—	46	—
Loss on remeasurement of VEBA Trust Note and membership interests	17	—	—	2,051
Changes in accrued expenses and other liabilities		1,093	845	1,278
Changes in other operating assets and liabilities:
—inventories		(721)	(860)	258
—trade receivables		(46)	931	(24)
—trade liabilities		1,711	1,469	1,857
—other assets and liabilities		(866)	(660)	(825)

NET CASH PROVIDED BY OPERATING ACTIVITIES		$4,603	$4,195	$2,335

See accompanying notes to consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

(In millions of dollars)

	Notes	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from June 10, 2009 to December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES		$4,603	$4,195	$2,335

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets		(3,009)	(2,385)	(1,088)
Proceeds from disposals of property, plant and equipment		35	13	33
Proceeds from disposals of equipment on operating leases		669	1,109	738
Change in restricted cash	13	215	60	366
Change in loans and notes receivable		6	36	7
Proceeds from USDART	13	96	—	500
Payment to Old Carco LLC related to 363 Transaction		—	—	(2,000)
Cash acquired related to 363 Transaction		—	—	1,694
Other		18	—	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES		(1,970)	(1,167)	250

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from U.S. Treasury first lien credit facilities	11	—	—	4,576
Repayment of U.S. Treasury first lien credit facilities	11	(5,460)	—	—
Proceeds from Export Development Canada credit facilities	11	—	—	355
Repayment of Export Development Canada credit facilities	11	(1,723)	—	—
Proceeds from Secured Senior Notes	11	3,160	—	—
Proceeds from Tranche B Term Loan	11	2,933	—	—
Repayment of Tranche B Term Loan	11	(15)	—	—
Proceeds from Mexican development banks loans	11	217	400	—
Proceeds of Gold Key Lease financing	11	—	266	—
Repayments of Gold Key Lease financing	11	(584)	(1,903)	(1,248)
Repayment of Canadian Health Care Trust Notes	11	(26)	(45)	—
Repayment of Auburn Hills Headquarters loan		(13)	(12)	(95)
Repayment of Chrysler Receivables SPV loan	3, 18	—	(123)	—
Repayment of Warranty SPV loan	18	—	—	(280)
Net repayment of other financial liabilities		(81)	(109)	(40)
Debt issuance costs		(72)	—	—
Proceeds from Fiat’s incremental equity call option exercise	18	1,268	—	—
Distribution for state tax withholding obligations on behalf of certain members		(9)	—	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES		(405)	(1,526)	3,268

Effect of exchange rate changes on cash and cash equivalents		26	(17)	9
Net change in cash and cash equivalents		2,254	1,485	5,862
Cash and cash equivalents at beginning of period		7,347	5,862	—

Cash and cash equivalents at end of period		$9,601	$7,347	$5,862

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid		$(925)	$(1,148)	$(235)
Income tax (payments) refunds, net		(81)	(40)	10
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized interest on VEBA Trust Note	11	126	123	—
Capitalized interest on Canadian Health Care Trust Notes	11	27	—	—
Recognition of a financial liability related to the VEBA Trust Note, net of discount	17	—	3,854	—
Satisfaction of contribution receivable for the VEBA Trust membership interests	17	—	990	—
Settlement of CAW retiree OPEB obligation in exchange for Canadian Health Care Trust Notes	17	—	1,087	—

See accompanying notes to consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT

(In millions of dollars)

	Notes	Contributed Capital	Accumulated Losses	Accumulated Other Comprehensive Loss	Total
Balance at June 10, 2009		$—	$—	$—	$—
VEBA Trust contribution, net (1)		—			—
Fiat intellectual property contribution		320			320
U.S. Treasury contribution		72			72
Canada CH Investment Corporation contribution		17			17
Net loss			(3,785)		(3,785)

Total other comprehensive loss				(854)	(854)

Balance at December 31, 2009		$409	$(3,785)	$(854)	$(4,230)
VEBA Trust contribution		990			990
Net loss			(652)		(652)

Total other comprehensive loss				(597)	(597)

Balance at December 31, 2010		$1,399	$(4,437)	$(1,451)	$(4,489)
Exercise of Fiat’s incremental equity call option	18	1,268			1,268
Distribution for state tax withholding obligations on behalf of certain members		(10)			(10)
Net income			183		183
Total other comprehensive loss				(2,987)	(2,987)

Balance at December 31, 2011		$2,657	$(4,254)	$(4,438)	$(6,035)

(1)	The fair value of the VEBA Trust membership interests as of June 10, 2009 and December 31, 2009, was $479 million and $990 million, respectively. These amounts were offset by a contribution receivable of an equivalent amount. Refer to Note 17, Employee Retirement and Other Benefits, for additional information.

See accompanying notes to consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Background

Chrysler Group was formed on April 28, 2009 as a Delaware limited liability company. On June 10, 2009, we completed the transaction contemplated by the master transaction agreement dated April 30, 2009, among the Company, Fiat and Old Carco LLC (“Old Carco”) and certain of its subsidiaries, which was approved under section 363 of the U.S. Bankruptcy Code (the “363 Transaction”). In connection with the closing of the 363 Transaction, we received capital contributions from the United Auto Workers’ Retiree Medical Benefits Trust (the “VEBA Trust”), Fiat, the United States Department of the Treasury (the “U.S. Treasury”) and Canada CH Investment Corporation, a wholly-owned subsidiary of the Canada Development Investment Corporation, a Canadian federal Crown Corporation (“Canadian Government”), in exchange for ownership interests in the Company.

Through a series of transactions during 2011, which were contemplated under our Amended and Restated Limited Liability Company Operating Agreement (“LLC Operating Agreement”), and certain other agreements, Fiat acquired beneficial ownership of additional membership interests in the Company including those held by the U.S. Treasury and the Canadian Government. Fiat currently owns a majority of the membership interests in the Company and the remaining equity is owned by the VEBA Trust. Refer to Note 18, Other Transactions with Related Parties, and Note 24, Subsequent Events, for additional information.

Nature of Operations

The nature of our primary operations includes the design, engineering, manufacture and wholesale distribution of passenger cars, utility vehicles, which include sport utility vehicles and crossover vehicles, minivans, pick-up trucks and medium-duty trucks under the brand names Chrysler, Jeep, Dodge and Ram. Our vehicles, as well as service parts and accessories, including those sold under the Mopar brand name, are primarily produced and distributed in our principal markets of the United States, Canada and Mexico. As part of our alliance with Fiat, we also manufacture Fiat vehicles, which we sell to Fiat or distribute ourselves throughout North America.

Our products are sold in more than 120 countries around the world. The majority of our operations, sales, independent dealers and employees are in North America, primarily in the United States. Vehicle, service parts and accessories sales outside of North America are primarily through wholly-owned, affiliated or independent distributors and dealers, for sale to retail and fleet customers. In 2010, Fiat assumed the management of our distribution and sales operations in select European countries and in June 2011, Fiat became the general distributor of our vehicles and service parts in Europe, selling our products through a network of newly appointed dealers. Refer to Note 18, Other Transactions with Related Parties, for additional information.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All inter-company transactions have been eliminated in consolidation.

Consolidation and Financial Statement Presentation

The consolidated financial statements include the accounts of our subsidiaries, certain variable interest entities (“VIEs”) where we are the primary beneficiary and other entities controlled by us. Related parties that are 20 percent to 50 percent owned and subsidiaries where control is expected to be temporary are accounted for under the equity method.

We continually evaluate our involvement with VIEs to determine whether we have variable interests and are the primary beneficiary of the VIE. Based on our evaluation, we identified transactions with, or variable interests in, certain VIEs. The financial results of the VIEs in which we are the primary beneficiary are included in the accompanying Consolidated Financial Statements in accordance with the accounting guidance for consolidations. Refer to Note 3, Variable Interest Entities, for additional information regarding our VIEs.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance which amends the disclosure requirements regarding the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. Under the guidance, an entity must disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. For public entities this guidance is effective for fiscal periods beginning on or after January 1, 2013, and is to be applied retrospectively. We will comply with this guidance beginning on January 1, 2013, and we are evaluating the potential impact on our consolidated financial statements.

In September 2011, the FASB issued updated guidance on annual goodwill impairment testing. The amendment allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on its qualitative assessment, an entity concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We elected to early adopt the guidance as of October 1, 2011, and it did not have an impact on our consolidated financial statements.

In June 2011, the FASB issued updated guidance that amends the presentation standard for reporting comprehensive income (loss) (“OCI”). The amendment requires an entity to present total comprehensive income, the components of net income and the components of OCI, in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which option an entity chooses to present comprehensive income, an entity is required to present on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income. For public entities, the updated guidance is effective for fiscal periods beginning on or after December 15, 2011, and is to be applied

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2. Basis of Presentation and Significant Accounting Policies —Continued

Recent Accounting Pronouncements —Continued

retrospectively. In December 2011, the FASB issued updated guidance that defers the requirement to present reclassification adjustments out of accumulated other comprehensive income (loss) (“AOCI”) by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. We have elected to early adopt the required presentation guidance as of December 31, 2011, and it did not have an impact on our reporting of comprehensive income.

In May 2011, the FASB issued updated guidance to achieve common fair value measurement and disclosure requirements between International Financial Reporting Standards and U.S. GAAP. The amendments clarify the FASB’s intent about the application of existing requirements and provides for changes in measuring the fair value of financial instruments that are managed within a portfolio and the application of premiums or discounts. This guidance will require us to, among other things, expand existing disclosures for recurring Level 3 fair value measurements and for those assets and liabilities not measured at fair value on the balance sheet, but for which fair value is disclosed. This guidance is effective for fiscal periods beginning after December 15, 2011, and is to be applied prospectively. We will comply with this guidance as of January 1, 2012, and we are evaluating the potential impact on our consolidated financial statements.

In December 2010, the FASB issued an update to the guidance on the two-step goodwill impairment testing process for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform the second step of the goodwill impairment test if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal periods beginning after December 15, 2010 for public entities. We adopted this guidance as of January 1, 2011, and it did not have an impact on our consolidated financial statements.

In October 2009, the FASB issued accounting guidance that amends the accounting for multiple-element arrangements. It addresses how to separate deliverables and measure and allocate consideration to one or more units of accounting. The overall consideration is allocated to each deliverable by establishing a selling price for each deliverable based on the following hierarchy of evidence: (i) vendor-specific objective evidence, (ii) other third party evidence or (iii) an estimate of the selling price of each deliverable in the arrangement. Both internal and external factors are used to determine the selling price of each deliverable and revenue is recognized for each deliverable in accordance with our revenue recognition policies. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted this guidance prospectively on January 1, 2011, and it did not have a material effect on our consolidated financial statements.

Significant Accounting Policies

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, goodwill, long-lived asset and indefinite-lived intangible asset impairment analyses, recoverability of investments in equipment on operating leases, warranty obligations, product liability accruals, sales incentive obligations, restructuring accruals, valuation of derivative instruments, valuation of deferred tax assets, obligations related to income taxes, employee benefit related

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2. Basis of Presentation and Significant Accounting Policies —Continued

Significant Accounting Policies —Continued

Use of Estimates —Continued

obligations and the useful lives of property and equipment. Actual results could differ from those estimates. Future changes in economic conditions may have a significant effect on such estimates made by management. Management believes the following significant accounting policies affect its more significant estimates, judgments and assumptions used in the preparation of the consolidated financial statements.

Revenue Recognition

Revenue for sales of vehicles and service parts is recognized when persuasive evidence of an arrangement exists, the risks and rewards of ownership have transferred to the customer, delivery has occurred or services have been rendered, the price of the transaction is fixed and determinable and collectability is reasonably assured. For vehicles, this is generally when the vehicle is released to the carrier responsible for transporting vehicles to dealers. Revenues are recognized net of discounts, including but not limited to, cash sales incentives, customer bonuses and rebates granted. Shipping and handling costs are recorded as cost of sales in the period incurred. Operating lease revenue is recognized over the contractual term of the lease on a straight-line basis.

We use price discounts to adjust vehicle pricing in response to a number of market and product factors, including: pricing actions and incentives offered by competitors, economic conditions, the amount of excess industry production capacity, the intensity of market competition, consumer demand for the product and the need to support promotional campaigns. We may offer a variety of sales incentive programs at any given point in time, including: cash offers to dealers and retail customers and subvention programs offered to retail customers or lease subsidies, which reduce the retail customer’s monthly lease payment. Incentive programs are generally brand, model and region specific for a defined period of time, which may be extended.

We record the estimated cost of sales incentive programs offered to dealers and retail customers as a reduction to revenue at the time of sale to the dealer. This estimated cost represents the incentive programs offered to dealers and retail customers, as well as the expected modifications to these programs in order to facilitate sales of the dealer inventory. Subsequent adjustments to incentive programs related to vehicles previously sold to dealers are recognized as an adjustment to revenue in the period the adjustment is determinable. For the years ended December 31, 2011 and 2010 and for the period from June 10, 2009 to December 31, 2009, incentive expense was $7.2 billion, $7.0 billion and $3.2 billion, respectively, and is included as a reduction to Revenues, Net in the accompanying Consolidated Statements of Operations.

Vehicle sales through our Guaranteed Depreciation Program (“GDP”), under which we bear residual value risk by guaranteeing or otherwise assuming responsibility for the minimum resale value of the vehicle, are accounted for similar to an operating lease and rental income is recognized over the contractual term of the lease on a straight line basis. Gains or losses from the resale of these vehicles are included within gross margin. Cash flows associated with this program are included within Cash Flows from Operating Activities in the accompanying Consolidated Statements of Cash Flows.

Chrysler Canada Inc. (“Chrysler Canada”), our principal operating subsidiary in Canada, holds a portfolio of vehicle leases that were originated in connection with a vehicle lease financing program known as “Gold Key Lease”. These vehicles are leased to Canadian consumers and are accounted for as operating leases. Operating lease revenue is recognized over the contractual term of the lease on a straight-line basis. Initial direct costs are

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2. Basis of Presentation and Significant Accounting Policies —Continued

Significant Accounting Policies —Continued

Revenue Recognition —Continued

recorded as an adjustment to the carrying value of the leased assets and are amortized over the term of the lease on a straight-line basis. We are currently winding down our Gold Key Lease vehicle lease program, and do not anticipate adding any additional vehicles to the portfolio. Refer to Note 7, Equipment on Operating Leases, Net, and Note 11, Financial Liabilities, for additional information related to this portfolio.

We offer customers the opportunity to purchase separately-priced, extended warranty and service contracts for certain products. Revenues from these contracts are deferred and recognized into revenue over the contract period in proportion to the costs expected to be incurred based on historical information. In circumstances where there is insufficient historical information, revenue is recognized using the straight-line method. A loss on these contracts is recognized if the sum of the expected costs for services under the contract exceeds unearned revenue.

Cost of Sales

Cost of sales includes material, labor and overhead costs incurred in the manufacturing and distribution of vehicles and parts. Overhead costs consist primarily of variable and fixed manufacturing costs, including depreciation and amortization expense, as well as wages and fringe benefits. Cost of sales also includes product-related costs, which are described below under Product-Related Costs, along with interest, depreciation and amortization expense related to the Gold Key Lease portfolio, as well as depreciation expense related to our GDP vehicles.

Share-Based Compensation

We have various compensation plans that provide for the granting of share-based compensation to certain employees and directors. We account for share-based compensation plans in accordance with the accounting guidance set forth for share-based payments, which requires us to recognize share-based compensation expense based on fair value. Compensation expense for equity-classified awards is measured at the grant date based on the fair value of the award using a discounted cash flow methodology. For those awards with post-vesting contingencies, we apply an adjustment to account for the probability of meeting the contingencies. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. Compensation expense is recognized over the employee service period with an offsetting increase to contributed capital or accrued expenses and other liabilities depending on the nature of the award. If awards contain certain performance conditions in order to vest, we recognize the cost of the award when achievement of the performance condition is probable. Costs related to plans with graded vesting are generally recognized using the graded vesting method. We record share-based compensation expense in Selling, Administrative and Other Expenses in the accompanying Consolidated Statements of Operations.

Product-Related Costs

Expenditures for research and development include material and personnel costs and are expensed as incurred. Research and development expenses, net were $1,674 million, $1,500 million and $626 million for the years ended December 31, 2011 and 2010 and for the period from June 10, 2009 to December 31, 2009, respectively. Advertising, sales promotion and other product-related costs are also expensed as incurred. For the years ended December 31, 2011 and 2010 and for the period from June 10, 2009 to December 31, 2009, advertising expense was $2,560 million, $1,721 million and $677 million, respectively, and is included in Selling, Administrative and Other Expenses in the accompanying Consolidated Statements of Operations.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2. Basis of Presentation and Significant Accounting Policies —Continued

Significant Accounting Policies —Continued

Product-Related Costs —Continued

We periodically initiate voluntary service and recall actions to address various customer satisfaction, safety and emissions issues related to vehicles we sell. We establish reserves for product warranties, including the estimated cost of these service and recall actions, when the related sale is recognized. Refer to Note 10, Accrued Expenses and Other Liabilities, for additional information related to warranty reserves. The estimated future costs of these actions are principally based on assumptions regarding the lifetime warranty costs of each vehicle line and each model year of that vehicle line, as well as historical claims experience for our vehicles. Costs associated with these actions are recorded in Cost of Sales in the accompanying Consolidated Statements of Operations.

We reserve for estimated product liability costs arising from personal injuries alleged to be the result of product defects. The valuation of the reserve is actuarially determined on an annual basis based on, among other factors, the number of vehicles sold and product liability claims incurred. The product liability reserve is included in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets. Costs associated with this reserve are recorded in Cost of Sales in the accompanying Consolidated Statements of Operations and any subsequent adjustments to the product liability reserve are recorded in the period in which the adjustment is determinable.

Restructuring Actions —Exit and Disposal Activities

We account for employee separation, exit and disposal activities in accordance with the relevant accounting guidance on these topics. Actions associated with restructuring plans include, but are not limited to, workforce reductions, capacity adjustments (plant or facility closures or permanent shift eliminations), product cancellations and international distribution network realignments. Costs associated with these actions may include, but are not limited to, employee severance, accelerated post-employment benefits, relocations, contract terminations, plant deactivations and legal claims.

Post-employment benefits accrued for workforce reductions related to restructuring activities are recorded in the period when it is probable that employees will be terminated, which generally occurs when a plan meets the following criteria and is communicated to employees: (i) management, having authority to approve the action, commits to a plan of termination, (ii) the plan identifies the number of employees to be terminated, their location and job classifications or functions, as well as the expected completion date, (iii) the plan establishes the terms of the benefit arrangement, including the benefits that employees will receive upon termination, in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated and (iv) the actions required to complete the plan indicate that it is unlikely that significant changes to the plan will occur or that the plan will be withdrawn. Other associated costs such as relocations, contract terminations and plant deactivations are recorded when the costs are incurred. Costs associated with actions that will exceed one year are reflected on a discounted basis. Restructuring reserves are included in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets and are reviewed at least quarterly for adequacy and any necessary adjustments are recorded in the period the adjustment is determinable.

Income Taxes

We are a limited liability company classified as a partnership entity for U.S. federal income tax purposes. As such, we are not a taxable entity for U.S. federal income tax purposes. Rather, federal taxable income or loss is

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2. Basis of Presentation and Significant Accounting Policies —Continued

Significant Accounting Policies —Continued

Income Taxes —Continued

included in the respective federal income tax returns of our members. However, our provision for income taxes includes foreign taxes for our corporate subsidiaries, as well as for certain U.S. states which impose income taxes upon non-corporate legal entities.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for net operating loss and tax credit carryforwards and the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are recognized if it is more likely than not that the benefit from the deferred tax asset will not be realized. In addition, current income taxes include adjustments to accruals for uncertain tax positions and related interest expense or income.

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less at the date of purchase are classified as cash equivalents.

Marketable Securities

Investments in marketable securities are classified as available-for-sale based upon management’s intent and are accounted for at fair value. Unrealized gains and losses on available-for-sale securities are included as a component of AOCI, net of applicable income taxes, until realized. A decline in value of any available-for-sale security below cost, that is deemed to be other than temporary, results in an impairment charge to earnings that reduces the carrying amount of the security to fair value, establishing a new cost basis. Realized gains or losses are determined on a specific identification basis.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts as a contra asset to our accounts receivable balances. A provision for probable losses is charged against selling, administrative and other expenses to maintain the allowance for doubtful accounts at an amount management believes represents the best estimate of probable losses related to specifically identified receivables as well as probable losses inherent in all other receivables as of the balance sheet date. Management periodically and systematically evaluates the adequacy of the allowance for doubtful accounts by reviewing historical loss experience, delinquency statistics and other factors in the economy that are expected to have an impact on the losses incurred, in addition to specifically identified probable losses.

Inventories

Inventories are stated at the lower of cost or market. The cost for a substantial portion of finished product inventories was determined primarily on a specific identification basis. The cost of other inventories is determined on a first-in, first-out basis. The measurement of inventories includes the direct costs of materials, labor, inbound transportation and indirect manufacturing costs.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2. Basis of Presentation and Significant Accounting Policies —Continued

Significant Accounting Policies —Continued

Property, Plant and Equipment, Net and Equipment on Operating Leases, Net

Property, plant and equipment and equipment on operating leases are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are generally provided using the straight-line method over the estimated useful lives of the assets. Gains and losses upon disposal of leased vehicles and adjustments to reflect impairment of the vehicles’ residual values are also included in depreciation expense. Under the terms of the Canadian Guaranteed Depreciation Program, leased vehicles are repurchased by us prior to being sold at auction. Upon our repurchase, the leased vehicle is reclassified from equipment on operating leases, net to inventory at the lower of cost or estimated fair value. Routine maintenance costs are expensed as incurred.

Residual Values

We have significant investments in the residual values of our vehicle lease portfolios, which are included in Equipment on Operating Leases, Net in the accompanying Consolidated Balance Sheets. These residual values represent estimates of the fair value of the leased assets at the end of the contract terms and are initially recorded based on industry estimates. Realization of the residual values is dependent on our future ability to market the vehicles for sale under the prevailing market conditions. Throughout the lease term, residual values are reviewed at least quarterly to determine whether the estimates of the fair value of the assets at the end of the lease terms are appropriate. To the extent the expected value of the vehicle at lease termination changes, we record adjustments to the expected residual value. Changes in the expected residual values are adjusted through additional or reduced depreciation or recognition of an impairment loss. These assumptions and related additional or reduced depreciation may change based on market conditions.

Impairment of Long-Lived Assets

Long-lived assets held and used (such as property, plant and equipment, and equipment on operating leases) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of an asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or group of assets. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or group of assets exceeds the fair value of the asset or group of assets. No impairment indicators were identified during the years ended December 31, 2011 and 2010 and during the period from June 10, 2009 to December 31, 2009. As such, no impairment charges were recognized during the respective periods. When long-lived assets are considered held for sale, they are recorded at the lower of carrying amount or fair value less costs to sell, and depreciation ceases.

Goodwill and Other Intangible Assets

We account for goodwill in accordance with the accounting guidance related to intangibles and goodwill, which requires us to test goodwill for impairment at the reporting unit level at least annually and when significant events occur or there are changes in circumstances that indicate the fair value is less than the carrying value. Such events could include, among others, a significant adverse change in the business climate, an unanticipated change in the competitive environment and a decision to change the operations of the Company. We have one operating segment, which is also our only reporting unit.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2. Basis of Presentation and Significant Accounting Policies —Continued

Significant Accounting Policies —Continued

Goodwill and Other Intangible Assets —Continued

Goodwill is evaluated for impairment annually as of October 1. In September 2011, the FASB issued updated guidance on annual goodwill impairment testing. The amendment allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If based on our qualitative assessment, we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, quantitative impairment testing is required. However, if we conclude otherwise, quantitative impairment testing is not required.

When quantitative impairment testing is required, goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test is to compare the fair value of our reporting unit to its carrying value. The fair value is determined by estimating the present value of expected future cash flows for the reporting unit. If the fair value of the reporting unit is greater than its carrying amount, no impairment exists and the second step of the test is not performed. If the carrying amount of the reporting unit is greater than the fair value, there is an indication that an impairment may exist and the second step of the test must be completed to measure the amount of the impairment. The second step of the test calculates the implied fair value of goodwill by assigning the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The implied fair value of goodwill is then compared to the carrying value. If the implied fair value of goodwill is less than the carrying value, an impairment loss is recognized equal to the difference. No impairment losses have been recognized for the years ended December 31, 2011 and 2010 and for the period from June 10, 2009 to December 31, 2009.

Intangible assets that have a finite useful life are amortized over their respective estimated useful lives, which are reviewed by management each reporting period and whenever changes in circumstances indicate that the carrying value of the assets may not be recoverable. Other intangible assets determined to have an indefinite useful life are not amortized, but are instead tested for impairment annually. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management estimates fair value through various techniques including discounted cash flow models, which incorporate market based inputs, and third party independent appraisals, as considered appropriate. Management also considers current and estimated economic trends and outlook.

Foreign Currency

The functional currency of our Mexican and Venezuelan subsidiaries is the U.S. Dollar (“USD”). The functional currency of our other international operations, notably our Canadian subsidiaries and international distribution centers, is the respective subsidiary’s local currency. The assets and liabilities of our foreign operations, where the functional currency is the respective subsidiary’s local currency, are translated into USD using the exchange rate in effect as of the balance sheet date. Income statement amounts are translated at the average exchange rate prevailing during the period. The resulting translation adjustments are recorded as a component of AOCI. Foreign currency exchange gains and losses arising from fluctuations in currency exchange rates on transactions and balances denominated in currencies other than the functional currency are recorded in earnings as incurred and are included in Revenues, Net in the accompanying Consolidated Statements of Operations. For the year ended December 31, 2011, net foreign currency transaction gains were $91 million. For the year ended December 31, 2010, net foreign currency transaction losses were $30 million. For the period from June 10, 2009 to December 31, 2009, net foreign currency transaction gains were $21 million. Refer to Note 21, Venezuelan Currency Devaluation, for additional information related to the currency devaluations in Venezuela during 2010.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2. Basis of Presentation and Significant Accounting Policies —Continued

Significant Accounting Policies —Continued

Fair Value Measurements

The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

Level 1 —Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as cash and cash equivalents, restricted cash and marketable securities.

Level 2 —Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument and can be derived from observable data. Instruments in this category include commercial paper and non-exchange-traded derivatives such as over-the-counter currency and commodity forwards and swap contracts.

Level 3 —Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, we perform an analysis of all instruments subject to fair value measurement and include in Level 3 all of those whose fair value is based on significant unobservable inputs. Instruments in this category include non-exchange traded derivatives such as over-the-counter commodity option and swap contracts.

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy.

Refer to Note 14, Fair Value Measurements, for a detailed discussion of the use of observable and unobservable inputs.

As part of the process of measuring the fair value of liabilities, we considered the non-performance risk related to that liability, which includes our credit risk. The effect of our credit risk on the fair value of the liability may differ depending on whether the liability is an obligation to deliver cash versus goods or services, as well as the terms of the credit enhancements related to the liability.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3. Variable Interest Entities

Consolidated VIEs

Gold Key Lease

We use special purpose entities to securitize future lease payments and vehicle residual values for the portfolio of vehicles under our Gold Key Lease financing program. As of December 31, 2011 and 2010, we were the sole beneficiary of the consolidated assets from these VIEs and we are considered to be the primary beneficiary. We are currently winding down the Gold Key Lease financing program and no vehicles were added to the vehicle lease portfolio during the years ended December 31, 2011 and 2010.

The following amounts were included in the respective financial statement captions in the accompanying Consolidated Balance Sheets related to these VIEs as of December 31 (in millions of dollars):

	2011	2010
Restricted cash	$3	$172
Equipment on operating leases, net	59	635
Financial liabilities	41	173

Refer to Note 2, Basis of Presentation and Significant Accounting Policies, Note 4, Interest Expense, Note 7, Equipment on Operating Leases, Net, and Note 11, Financial Liabilities, for additional information related to our Gold Key Lease program and financing arrangements.

Chrysler Receivables SPV LLC

In connection with the 363 Transaction, we purchased the equity of Chrysler Receivables SPV LLC (“Receivables SPV”) and assumed the terms of the Auto Supplier Support Program, which was established by the U.S. Treasury in 2009 to ensure the payment of qualified automotive receivables to certain automotive suppliers of Old Carco. Receivables SPV was formed on April 7, 2009 to facilitate the Auto Supplier Support Program and was a wholly-owned subsidiary of Old Carco. In addition, we assumed a $1.5 billion loan facility that was previously provided by the U.S. Treasury to Receivables SPV to finance this program, which was subsequently reduced to $1.0 billion.

Receivables SPV was determined to be a VIE as its total equity investment at risk was not sufficient to permit the entity to finance its activities without additional subordinated financial support, in the form of additional equity contributions from us. We were also the primary beneficiary, as we absorbed the majority of the losses and received the majority of the benefits of Receivables SPV.

During March 2010, we repaid the $123 million outstanding on the facility and all accrued and unpaid interest. In April 2010, the Auto Supplier Support Program expired and, in accordance with the terms of the agreement, we paid the U.S. Treasury a $40 million exit fee associated with the program, as well as $5 million, which represented 50 percent of the residual equity of Receivables SPV. Receivables SPV was dissolved in December 2010. Refer to Note 18, Other Transactions with Related Parties, for additional information related to Receivables SPV and the loan.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3. Variable Interest Entities —Continued

Nonconsolidated VIEs

ZF Marysville, LLC

We have a commercial agreement with ZF Marysville, LLC (“ZFM”) in which ZFM produces lightweight axles at one of our facilities. ZFM was determined to be a VIE as it does not have sufficient equity at risk to finance its activities. We hold no equity interests in ZFM and we do not have the power to direct the activities of ZFM which most significantly affect its economic performance. Therefore, we have determined we are not the primary beneficiary of ZFM.

ZFM began production in July 2010. Upon the start of operations, we recorded capital lease assets and capital lease obligations resulting from an embedded capital lease related to the equipment used to produce the lightweight axles. In July 2011, a second embedded capital lease was recorded related to equipment used to produce axle components. As of December 31, 2011 and 2010, we had $123 million and $64 million, respectively, of capital lease assets and $127 million and $66 million, respectively, of capital lease obligations, which are included in Property, Plant and Equipment, Net and Financial Liabilities, respectively, in the accompanying Consolidated Balance Sheets. Our maximum exposure to loss is approximately $14 million through our contractual commitments to ZFM through 2020.

U.S. Dealer Automotive Receivables Transition LLC

Prior to May 2011, we were a party to the Ally Master Transaction Agreement (“Ally MTA”) between the U.S. Treasury, Ally Financial, Inc. (“Ally”) and U.S. Dealer Automotive Receivables Transition LLC (“USDART”). The Ally MTA provided for a risk sharing arrangement, in which USDART would reimburse Ally for qualifying losses on loans with third party Chrysler dealerships issued prior to November 21, 2009. On May 19, 2011, all parties mutually agreed to terminate the Ally MTA.

Prior to May 2011 USDART was determined to be a VIE as it did not have sufficient equity at risk to finance its activities. At December 31, 2010, we had a variable interest in USDART in the form of a $100 million advance to USDART. However, we did not have the power to direct the activities of USDART which most significantly affect its economic performance, therefore, we determined we were not the primary beneficiary of USDART.

In May 2011, and under the terms of the agreement, $96 million, which represented the remaining balance of the advance to USDART, was transferred to us. In addition, under the terms of the U.S. Treasury first lien credit agreement, amounts outstanding under that agreement were reduced by $4 million, the amount of qualifying losses incurred by Ally through April 2011. Refer to Note 13, Commitments, Contingencies and Concentrations, for additional information related to USDART.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4. Interest Expense

Interest expense included the following (in millions of dollars):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from June 10, 2009 to December 31, 2009
Financial interest expense:
Related parties (see Note 18)	$635	$934	$3
Other	506	220	145
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	170	229	103
Payable-in-kind interest —related party (see Note 18)	27	68	310
Capitalized interest related to capital expenditures	(100)	(175)	(91)

Total	$1,238	$1,276	$470

In addition to the interest amounts included in Interest Expense in the accompanying Consolidated Statements of Operations, we recorded financial interest expense related to Gold Key Lease financing activities of $13 million, $67 million and $53 million in Cost of Sales for the years ended December 31, 2011 and 2010 and for the period from June 10, 2009 to December 31, 2009, respectively. Gold Key Lease financial interest expense includes the effects of interest rate swaps. We also recorded $8 million, $23 million and $15 million of net interest accretion related to Gold Key Lease financing activities in Cost of Sales in the accompanying Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and for the period from June 10, 2009 to December 31, 2009, respectively. Refer to Note 11, Financial Liabilities, for additional information related to Gold Key Lease.

Related party amounts above include activities with the U.S. Treasury through July 21, 2011. Refer to Note 18, Other Transactions with Related Parties, for additional information.

Note 5. Inventories

The components of inventories as of December 31 were as follows (in millions of dollars):

	2011	2010
Finished products, including service parts	$2,655	$2,163
Work in process	1,544	1,355
Raw materials and manufacturing supplies	167	129

Total	$4,366	$3,647

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6. Property, Plant and Equipment, Net

The components of property, plant and equipment as of December 31 were as follows (in millions of dollars):

	Range of Useful Lives (years)	2011	2010
Land	–	$251	$274
Leasehold improvements and buildings	12 - 40	2,694	2,600
Technical equipment and machinery	3 - 30	6,987	6,250
Factory, office and other equipment	3 - 19	1,435	1,263
Special tooling	5 - 12	6,634	5,492
Construction in progress, including advance payments related to plant and equipment	–	2,073	1,676

		20,074	17,555
Accumulated depreciation and amortization		(6,109)	(3,738)

Total		$13,965	$13,817

Depreciation and amortization of property, plant and equipment was $2,575 million, $2,558 million and $1,356 million for the years ended December 31, 2011 and 2010 and for the period from June 10, 2009 to December 31, 2009, respectively.

Note 7. Equipment on Operating Leases, Net

The components of equipment on operating leases as of December 31 were as follows (in millions of dollars):

	Range of Service Lives (years)	2011	2010
Leased vehicles —Guaranteed Depreciation Program	5 - 15	$1,116	$694
Leased vehicles —Gold Key Lease	5 - 15	94	813
Other leased assets	12 - 40	348	301

		1,558	1,808
Accumulated depreciation		(137)	(273)

Total		$1,421	$1,535

Included in Leased vehicles —Guaranteed Depreciation Program above are vehicles sold to daily rental car companies which are subject to guaranteed minimum resale values.

Included in Leased vehicles —Gold Key Lease above is a portfolio of vehicles that was originated in connection with a vehicle lease financing program in Canada. Refer to Note 2, Basis of Presentation and Significant Accounting Policies, for additional information. We have securitizations of future lease payments on certain of these operating leases and the related vehicles’ residual values. The securitizations have been accounted for as secured borrowings. We use special purpose entities which are considered VIEs for most of the securitizations. As of December 31, 2011 and 2010, we were the sole beneficiary of the consolidated assets from these VIEs. Refer to Note 3, Variable Interest Entities, for additional information.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7. Equipment on Operating Leases, Net —Continued

Collections from the operating leases and proceeds from the sale of the related vehicles are available only for repayment of the debt assumed or other obligations issued or arising in conjunction with the securitization transactions and are not available to pay other obligations or the claims of other creditors. As of December 31, 2011 and 2010, the debt associated with the on-balance sheet lease securitizations was $41 million and $173 million, respectively, and is included in Financial Liabilities in the accompanying Consolidated Balance Sheets.

Depreciation of equipment on operating leases was $117 million, $359 million and $159 million for the years ended December 31, 2011 and 2010 and for the period from June 10, 2009 to December 31, 2009, respectively, and is included in Cost of Sales in the accompanying Consolidated Statements of Operations.

Future minimum lease payments due from customers for equipment on operating leases as of December 31, 2011 were as follows (in millions of dollars):

2012	$28
2013	15
2014	13
2015	11
2016	6
2017 and thereafter	20

Note 8. Goodwill and Other Intangible Assets

As of December 31, 2011 and 2010, we had goodwill of $1,361 million. No adjustments to the carrying amount of goodwill were recorded during the years ended December 31, 2011 and 2010. We have one operating segment, which is also our only reporting unit.

The components of other intangible assets as of December 31 were as follows (in millions of dollars):

	Range of Useful Lives (years)	2011
		Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$—	$2,210
Dealer networks	20	390	50	340
Fiat contributed intellectual property rights	10	320	82	238
Other intellectual property rights	3 - 12	263	19	244
Patented and unpatented technology	4 - 10	208	87	121
Favorable operating lease contracts	1 - 16	29	19	10
Software and other	2 - 5	352	144	208

Total		$3,772	$401	$3,371

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8. Goodwill and Other Intangible Assets —Continued

	Range of Useful Lives (years)	2010
		Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$—	$2,210
Dealer networks	20	392	31	361
Fiat contributed intellectual property rights	10	320	50	270
Other intellectual property rights	1 - 12	252	4	248
Patented and unpatented technology	4 - 10	208	53	155
Favorable operating lease contracts	1 - 17	209	158	51
Software and other	1 - 8	277	68	209

Total		$3,868	$364	$3,504

During the years ended December 31, 2011 and 2010, additions of $95 million and $267 million, respectively, were recorded with a weighted-average amortization period of 6 years and 9 years, respectively.

The following summarizes the amount of intangible asset amortization expense included in the respective financial statement captions of the accompanying Consolidated Statements of Operations (in millions of dollars):

	Financial Statement Caption	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from June 10, 2009 to December 31, 2009
Favorable operating lease contracts	Revenues, Net	$18	$71	$74
Patented and unpatented technology, intellectual property, software and other	Cost of Sales	164	115	61
Dealer networks and other	Selling, Administrative and Other Expenses	43	24	11

Total		$225	$210	$146

Based on the gross carrying amount of other intangible assets as of December 31, 2011, the estimated future amortization expense for the next five years was as follows (in millions of dollars):

2012	$140
2013	140
2014	128
2015	116
2016	96

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9. Prepaid Expenses and Other Assets

The components of prepaid expenses and other assets as of December 31 were as follows (in millions of dollars):

	2011			2010
	Current	Non- Current	Total	Current	Non- Current	Total
Amounts due from related parties (see Note 18)	$975	$—	$975	$241	$—	$241
Prepaid pension expense (see Note 17)	—	118	118	—	71	71
Daimler tax receivable (see Note 12)	71	—	71	1,112	—	1,112
Daimler pension receivable (see Note 17)	—	—	—	198	—	198
Other	557	303	860	622	281	903

Total	$1,603	$421	$2,024	$2,173	$352	$2,525

Note 10. Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities as of December 31 were as follows (in millions of dollars):

	2011			2010
	Current	Non- Current	Total	Current	Non- Current	Total
Pension and postretirement benefits (see Note 17)	$185	$9,198	$9,383	$237	$6,442	$6,679
Product warranty costs	1,196	2,122	3,318	1,187	1,984	3,171
Sales incentives	2,431	—	2,431	2,130	—	2,130
Personnel costs	585	391	976	572	431	1,003
Vehicle residual value guarantees, excluding Gold Key Lease financing	438	—	438	401	—	401
Income and other taxes	287	118	405	933	153	1,086
Amounts due to related parties (see Note 18) (1)	381	—	381	30	—	30
Accrued interest (2)	330	—	330	235	—	235
Workers’ compensation	43	284	327	85	224	309
Restructuring actions (see Note 20)	150	—	150	239	—	239
Other	1,681	645	2,326	1,545	727	2,272

Total	$7,707	$12,758	$20,465	$7,594	$9,961	$17,555

(1)	Excludes amounts due to related parties for interest separately discussed in (2) below.
(2)	Includes $220 million and $215 million of accrued interest due to related parties as of December 31, 2011 and 2010, respectively. Refer to Note 18, Other Transactions with Related Parties, for additional information.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10. Accrued Expenses and Other Liabilities —Continued

We issue various types of product warranties under which we generally guarantee the performance of products delivered for a certain period or term. The reserve for product warranties includes the expected costs of warranty obligations imposed by law or contract, as well as the expected costs for mandatory or voluntary actions to recall and repair vehicles and for buyback commitments. Estimates are principally based on assumptions regarding the lifetime warranty costs of each vehicle line and each model year of that vehicle line, as well as historical claims experience for our vehicles. The changes in accrued product warranty costs (excluding deferred revenue from separately-priced extended warranty and service contracts, as well as supplier recoveries) were as follows (in millions of dollars):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from June 10, 2009 to December 31, 2009
Balance at beginning of period	$3,171	$3,176	$3,513
Provision for current period warranties	1,686	1,342	556
Adjustments to pre-existing warranties	(106)	123	(41)
Net warranty settlements	(1,452)	(1,497)	(891)
Interest accretion, translation and other adjustments	19	27	39

Balance at end of period	$3,318	$3,171	$3,176

During the years ended December 31, 2011 and 2010 and for the period from June 10, 2009 to December 31, 2009, we recognized recoveries from suppliers related to warranty claims of $115 million, $120 million and $95 million, respectively, which are excluded from the change in warranty costs above.

We also offer customers the opportunity to purchase separately-priced extended warranty and service contracts. In addition, in 2011, we sold certain vehicles with a service contract included in the sales price of the vehicle. The service contract and vehicle qualified as separate units of accounting in accordance with the accounting guidance for multiple-element arrangements. Refer to Note 2, Basis of Presentation and Significant Accounting Policies, for additional information. The revenue from these contracts, as well as our separately-priced extended warranty and service contracts, is recorded as a component of Deferred Revenue in the accompanying Consolidated Balance Sheets at the inception of the contract and is recognized as revenue over the contract period in proportion to the costs expected to be incurred based on historical information. The following summarizes the changes in deferred revenue from these contracts (in millions of dollars):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from June 10, 2009 to December 31, 2009
Balance at beginning of period	$829	$779	$782
Deferred revenues for current period service contracts	545	433	224
Earned revenues in current period	(446)	(444)	(270)
Refunds of cancelled contracts	(53)	(47)	(29)
Interest accretion, translation and other adjustments	51	108	72

Balance at end of period	$926	$829	$779

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11. Financial Liabilities

The components of financial liabilities as of December 31 were as follows (in millions of dollars):

		2011
		Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable Within One Year:

		Effective
Tranche B Term Loan		6.46% (1)	$30	$30
Canadian Health Care Trust Note —Tranche D		5.50% (2)	24	23
Mexican development banks credit facility due 2025		9.60% (3)	14	14

		Weighted Average
Other:
Asset-backed note payable —Gold Key Lease		4.46%	41	41
Capital leases		11.01%	38	28
Other financial obligations		10.37%	104	94

Total other financial liabilities			183	163

Total financial liabilities payable within one year			$251	$230

	Maturity	Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable After One Year:
		Effective
VEBA Trust Note	7/15/2023	11.71%	$4,836	$4,193
Tranche B Term Loan	5/24/2017	6.46% (1)	2,955	2,893
Secured Senior Notes due 2019	6/15/2019	8.21% (4)	1,500	1,482
Secured Senior Notes due 2021	6/15/2021	8.44% (5)	1,700	1,680

Canadian Health Care Trust Notes:
Tranche A	6/30/2017	7.98% (6)	434	465
Tranche B	6/30/2024	9.21% (6)	433	445
Tranche C	6/30/2024	9.68% (7)	98	81

Total Canadian Health Care Trust Notes			965	991

Mexican development banks credit facilities:
Credit facility due 2021	12/23/2021	8.49% (8)	214	214
Credit facility due 2025	7/19/2025	9.60% (3)	353	353

Total Mexican development banks credit facilities			567	567

		Weighted Average
Other:
Capital leases	2013-2020	12.42%	282	237
Other financial obligations	2013-2024	12.81%	326	301

Total other financial liabilities			608	538

Total financial liabilities payable after one year			13,131	12,344

Total			$13,382	$12,574

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11. Financial Liabilities —Continued

		2010
		Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable Within One Year:
		Effective
U.S. Treasury first lien credit facility —Tranche B		7.22% (9)	$2,080 (10)	$2,076
Export Development Canada credit facility —Tranche X		20.57% (11)	500	439
Canadian Health Care Trust Note —Tranche D		5.50% (2)	25	25

		Weighted Average
Other:
Asset-backed notes payable —Gold Key Lease		3.64% (12)	132	130
Capital leases		11.63%	31	23
Other financial obligations		10.50%	76	65

Total other financial liabilities			239	218

Total financial liabilities payable within one year			$2,844	$2,758

	Maturity	Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable After One Year:
		Effective
VEBA Trust Note	7/15/2023	11.71%	$4,710	$4,018
U.S. Treasury first lien credit facilities:
Tranche C	6/10/2017	12.16% (13)	3,662 (10)	3,557
Zero coupon note	6/10/2017	14.33% (14)	100	63

Total U.S. Treasury first lien credit facilities			3,762	3,620

Export Development Canada credit facilities:
Tranche X	6/10/2017	20.57% (11)	791	453
Tranche X-2	6/10/2017	7.00% (11)	395	395

Total Export Development Canada credit facilities			1,186	848

Canadian Health Care Trust Notes:
Tranche A	6/30/2017	7.98% (6)	432	470
Tranche B	6/30/2024	9.21% (6)	432	445
Tranche C	6/30/2024	9.68% (7)	97	79
Tranche D	6/30/2012	5.50% (2)	25	23

Total Canadian Health Care Trust Notes			986	1,017

Mexican development banks credit facility due 2025	7/19/2025	9.65% (3)	416	416

		Weighted Average
Other:
Gold Key Lease credit facility	2012	6.21%	443	438
Asset-backed notes payable —Gold Key Lease	2012	3.05% (12)	43	43
Capital leases	2012-2020	13.99%	246	190
Other financial obligations	2012-2024	12.60%	418	383

Total other financial liabilities			1,150	1,054

Total financial liabilities payable after one year			12,210	10,973

Total			$15,054	$13,731

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11. Financial Liabilities —Continued

(1)	Loan bears interest at LIBOR + 4.75 percent subject to a 1.25 percent floor. Commencing in July 2011, interest has been reset every three months. Stated interest rate as of December 31, 2011 was 6.00 percent.
(2)	Canadian Health Care Trust Note —Tranche D is non-interest bearing.
(3)	Represents the stated interest rate. Loan bears interest at the 28 day Interbank Equilibrium Interest Rate (“TIIE”) + 4.80 percent subject to a quarterly reset on TIIE.
(4)	Notes bear interest at a stated rate of 8.00 percent.
(5)	Notes bear interest at a stated rate of 8.25 percent.
(6)	Note bears interest at a stated rate of 9.00 percent.
(7)	Note bears interest at a stated rate of 7.50 percent.
(8)	Represents the stated interest rate. Loan bears interest at the 28 day TIIE + 3.70 percent subject to a monthly reset on TIIE.
(9)	Interest on loans was calculated based on three month LIBOR + 5.00 percent subject to a 2.00 percent floor and a quarterly reset on LIBOR. Stated interest rate as of December 31, 2010 was 7.00 percent.
(10)	Includes capitalized Payable-In-Kind (“PIK”) interest.
(11)	Interest on loans was calculated based on three month Canadian Dealer Offered Rate (“CDOR”) + 5.00 percent subject to a 2.00 percent floor and a quarterly reset on CDOR. Stated interest rate as of December 31, 2010 was 7.00 percent.
(12)	The weighted-average interest rates include the effects of interest rate swap agreements.
(13)	Interest on loans was calculated based on three month LIBOR + 7.91 percent subject to a 2.00 percent floor and a quarterly reset on LIBOR. Stated interest rate as of December 31, 2010 was 9.91 percent plus $17 million per quarter of capitalized PIK interest.
(14)	Zero coupon note was non-interest bearing.

As of December 31, 2011, the carrying amounts of our financial obligations were net of fair value adjustments, discounts, premiums and loan origination fees totaling $808 million related to the following obligations (in millions of dollars):

VEBA Trust Note	$643
Tranche B Term Loan	62
Secured Senior Notes due 2019	18
Secured Senior Notes due 2021	20
Canadian Health Care Trust Notes	(25)
Liabilities from capital leases and other financial obligations	90

Total	$808

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11. Financial Liabilities —Continued

As of December 31, 2011, aggregate annual contractual maturities of financial liabilities (excluding the net reduction to face value of $808 million) were as follows (in millions of dollars):

2012	$251 (1)
2013	459
2014	462
2015	495
2016	536
2017 and thereafter	11,179

Total	$13,382

(1)	Included in the annual contractual maturities is $41 million due in 2012 related to Gold Key Lease obligations. These obligations are primarily repaid out of collections from the operating leases and proceeds from the sale of the related vehicles.

U.S. Treasury Credit Facilities

On June 10, 2009, and in connection with the 363 Transaction, we entered into a first lien credit agreement with the U.S. Treasury, which included a $2.0 billion term loan (“Tranche B Loan”) used to acquire substantially all of the net operating assets of Old Carco. The credit agreement also made various term loans available to us for future working capital needs in an amount not to exceed $4.6 billion (“Tranche C Commitment”). In addition, we provided the U.S. Treasury a $288 million note and assumed $500 million of U.S. Treasury loans originally provided to Chrysler Holding for the benefit of Old Carco. We collectively refer to these loans, as well as the amounts drawn on the Tranche C Commitment as “Tranche C Loans”. We also provided the U.S. Treasury a $100 million zero coupon note.

The Tranche C Commitment was scheduled to accrue quarterly PIK interest of a maximum of $17 million through June 10, 2017, and the PIK interest was to be capitalized on a quarterly basis. Accordingly, $17 million, $68 million and $310 million of PIK interest was capitalized as additional debt during the three months ended March 31, 2011, the year ended December 31, 2010 and the period from June 10, 2009 to December 31, 2009, respectively.

On May 24, 2011, we repaid all amounts owed under the U.S. Treasury first lien credit agreement and terminated all lending commitments thereunder. See Repayment of U.S. Treasury and EDC Credit Facilities below for additional information.

Export Development Canada Credit Facilities

Chrysler Canada entered into a loan and security agreement with Export Development Canada (“EDC”) on March 30, 2009, which was subsequently amended on April 29, 2009, pursuant to which the EDC provided a $1,238 million ($1,209 million Canadian dollar (“CAD”)) secured term loan facility known as “Tranche X”. On June 10, 2009, the EDC loan agreement was amended and restated to increase the secured term loan facility by a CAD equivalent of $909 million USD, up to a maximum of $1,116 million CAD. The increase in the loan facility was known as “Tranche X-2”. In addition to the Tranche X and Tranche X-2 loans, Chrysler Canada provided the EDC additional notes of $81 million ($80 million CAD). The additional notes are included in the Tranche X facility disclosed above.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11. Financial Liabilities —Continued

Export Development Canada Credit Facilities —Continued

On May 24, 2011, we repaid all amounts owed under the EDC loan and security agreement and terminated all lending commitments thereunder. See Repayment of U.S. Treasury and EDC Credit Facilities below for additional information.

Repayment of U.S. Treasury and EDC Credit Facilities

On May 24, 2011, we repaid all amounts outstanding under the U.S. Treasury first lien credit agreement and EDC loan and security agreement. Payments were made as follows (in millions of dollars):

	000000000000000	000000000000000	000000000000000
	Principal	Accrued Interest	Total Payment
U.S. Treasury first lien credit facilities:
Tranche B	$2,080 (1)	$22	$2,102
Tranche C	3,675 (2)	65	3,740
Zero Coupon Note	100	—	100

Total U.S Treasury first lien credit facilities	5,855	87	5,942
EDC credit facilities:
Tranche X	1,319	14	1,333
Tranche X-2	404	4	408

Total EDC credit facilities	1,723	18	1,741

Total U.S Treasury and EDC credit facilities	$7,578	$105	$7,683

(1)	Includes $80 million of PIK interest previously capitalized. The payment of PIK interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Consolidated Statements of Cash Flows.
(2)	Includes $315 million of PIK interest previously capitalized. The payment of PIK interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Consolidated Statements of Cash Flows. In addition, as a result of the termination of the Ally MTA and in accordance with the U.S. Treasury first lien credit agreement, amounts outstanding under that agreement were reduced by $4 million, the amount of qualifying losses incurred by Ally through April 2011. Refer to Note 13, Commitments, Contingencies and Concentrations, for additional information related to the Ally MTA.

In connection with the repayment of our outstanding obligations under the U.S. Treasury and EDC credit facilities, we recognized a $551 million loss on extinguishment of debt, which consisted of the write off of $136 million of unamortized discounts and $34 million of unamortized debt issuance costs associated with the U.S. Treasury credit facilities and $367 million of unamortized discounts and $14 million of unamortized debt issuance costs associated with the EDC credit facilities. These charges are included in Loss on Extinguishment of Debt in the accompanying Consolidated Statements of Operations.

Senior Credit Facilities and Secured Senior Notes

On May 24, 2011, we and certain of our U.S. subsidiaries as guarantors entered into the following arrangements:

•

Senior Credit Facilities — a $3.0 billion Tranche B Term Loan maturing on May 24, 2017, which was fully drawn on May 24, 2011 and a $1.3 billion Revolving Facility which matures on May 24, 2016 and remains undrawn;

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11. Financial Liabilities —Continued

Senior Credit Facilities and Secured Senior Notes —Continued

•	Secured Senior Notes due 2019 — issuance of $1.5 billion of 8 percent secured senior notes due June 15, 2019; and

•	Secured Senior Notes due 2021 — issuance of $1.7 billion of 8 1/4 percent secured senior notes due June 15, 2021.

Senior Credit Facilities

Our Senior Credit Facilities with a syndicate of private sector lenders provide for borrowings of up to $4.3 billion including, a $1.3 billion Revolving Facility, which may be borrowed and repaid from time to time until the maturity date. Up to $200 million of the Revolving Facility may be used for the issuance of letters of credit. Prior to the final maturity date of each of the facilities, we have the option to extend the maturity date of all or a portion of these facilities with the consent of the lenders whose loans or commitments are being extended. We also have the option to increase the amount of these facilities in an aggregate principal amount not to exceed $1.2 billion, either through an additional term loan, an increase in the Revolving Facility or a combination of both, subject to certain conditions.

The outstanding principal amount of the Tranche B Term Loan is payable in equal quarterly installments of $7.5 million, with the remaining balance due at maturity. No scheduled principal payments are required on amounts drawn on the Revolving Facility until the maturity date of the facility.

All amounts outstanding under the Tranche B Term Loan and Revolving Facility bear interest at our option of either a base rate plus 3.75 percent per annum or at LIBOR plus 4.75 percent per annum. For the Tranche B Term Loan, a base rate floor of 2.25 percent per annum or a LIBOR floor of 1.25 percent per annum applies. We currently accrue interest based on LIBOR. Commencing in July 2011, interest has been reset and payable every three months.

We are required to pay commitment fees equal to 0.75 percent per annum, which may be reduced to 0.50 percent per annum if we achieve a specified consolidated leverage ratio, multiplied by the daily average undrawn portion of the Revolving Facility. Commitment fees are payable quarterly in arrears.

If we voluntarily prepay all or any portion of the Tranche B Term Loan on or before May 24, 2014, we will be obligated to pay a call premium. On or prior to May 24, 2012, the call premium will be based on a “make-whole” calculation, after that date but on or prior to May 24, 2013, the call premium will be 2.00 percent of the principal amount of such loans prepaid or repriced, and after May 24, 2013 but on or prior to May 24, 2014, the call premium will be 1.00 percent of the principal amount of such loans prepaid or repriced. After May 24, 2014, we may make voluntary prepayments under the Tranche B Term Loan without premium or penalty, except for normal breakage costs.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11. Financial Liabilities —Continued

Senior Credit Facilities and Secured Senior Notes —Continued

Senior Credit Facilities —Continued

The Senior Credit Facilities are secured by a senior priority security interest in substantially all of Chrysler Group LLC’s assets and the assets of its U.S. subsidiary guarantors, subject to certain exceptions. The collateral includes 100 percent of the equity interests in our domestic subsidiaries and 65 percent of the equity interests in foreign subsidiaries held directly by Chrysler Group LLC and its U.S. subsidiary guarantors.

The senior secured credit agreement includes a number of affirmative covenants, many of which are customary, including, but not limited to, the reporting of financial results and other developments, compliance with laws, payment of taxes, maintenance of insurance and similar requirements. The senior secured credit agreement also contains several negative covenants, including but not limited to, (i) limitations on incurrence, repayment and prepayment of indebtedness; (ii) limitations on incurrence of liens; (iii) limitations on making restricted payments; (iv) limitations on transactions with affiliates, swap agreements and sale and leaseback transactions; (v) limitations on fundamental changes, including certain asset sales and (vi) restrictions on certain subsidiary distributions. In addition, the senior secured credit agreement requires us to maintain a minimum ratio of borrowing base to covered debt, as well as a minimum liquidity of $3.0 billion, which includes any undrawn amounts on the Revolving Facility.

The senior secured credit agreement contains a number of events of default related to, (i) failure to make payments when due; (ii) failure to comply with covenants; (iii) breaches of representations and warranties; (iv) certain changes of control; (v) cross-default with certain other debt and hedging agreements and (vi) the failure to pay certain material judgments. As of December 31, 2011, we were in compliance with all covenants under the senior secured credit agreement.

Secured Senior Notes

We entered into an indenture with CG Co-Issuer Inc. (“CG Co-Issuer”), one of our wholly-owned subsidiaries, our U.S. subsidiary guarantors and Wilmington Trust FSB, as trustee and Citibank, N.A. as collateral agent, paying agent, registrar and authenticating agent, pursuant to which we issued $1.5 billion of 8 percent secured senior notes due 2019 (“2019 Notes”) and $1.7 billion of 8  1/4 percent secured senior notes due 2021 (“2021 Notes”), collectively referred to as the (“Notes”). The Notes were issued at par and were sold in a private placement to (i) qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and (ii) outside the United States to persons who are not U.S. persons (as defined in Rule 902 of Regulation S under the Securities Act) in compliance with Regulation S under the Securities Act.

Beginning December 15, 2011, interest on each series of the Notes is payable semi-annually on June 15 and December 15 of each year, to the holders of record of such Notes at the close of business on June 1 or December 1, respectively, preceding such interest payment date.

The indenture includes affirmative covenants, including the reporting of financial results and other developments. The indenture also contains negative covenants related to our ability and, in certain instances, the ability of certain of our subsidiaries to, (i) pay dividends or make distributions on the Company’s capital stock or repurchase the Company’s capital stock; (ii) make restricted payments; (iii) create certain liens to secure indebtedness; (iv) enter into sale and leaseback transactions; (v) engage in transactions with affiliates; (vi) merge or consolidate with certain companies and (vii) transfer and sell assets. As of December 31, 2011, we were in compliance with all covenants under the indenture.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11. Financial Liabilities —Continued

Senior Credit Facilities and Secured Senior Notes —Continued

Secured Senior Notes —Continued

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

In connection with the offering of the Notes, we entered into a registration rights agreement with the initial purchasers of the Notes. In the registration rights agreement, we agreed to register notes having substantially identical terms as the Notes with the SEC as part of an offer to exchange freely tradable exchange notes for the Notes. On December 29, 2011, and subject to the terms and conditions set forth in our prospectus, we commenced an offer to exchange our new 8 percent secured senior notes due 2019 (“New 2019 Notes”) for all of our outstanding 2019 Notes and our new 8 1/4 percent secured senior notes due 2021 (“New 2021 Notes”) for all of our outstanding 2021 Notes. The New 2019 Notes and New 2021 Notes are collectively referred to as the New Notes.

The exchange offers expire on February 1, 2012. The holders of the New Notes will receive an equal principal amount of New 2019 Notes for all 2019 Notes and an equal principal amount of New 2021 Notes for all 2021 Notes. The form and terms of the New Notes are identical in all material respects to the Notes, except the New Notes do not contain restrictions on transfer.

Refer to Note 24, Subsequent Events, for additional information related to our notes exchange offers.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11. Financial Liabilities —Continued

VEBA Trust Note

On June 10, 2009, we issued a senior unsecured note (“VEBA Trust Note”) with a face value of $4,587 million to the VEBA Trust in accordance with the terms of our settlement agreement (“VEBA Settlement Agreement”) with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) for the purpose of discharging our obligations to provide postretirement health care benefits to certain of our UAW represented retirees, effective January 1, 2010. Refer to Note 17, Employee Retirement and Other Benefits, for additional information.

The VEBA Trust Note has an implied interest rate of 9.0 percent per annum and requires annual payments of principal and interest beginning on July 15, 2010 and continuing until maturity on July 15, 2023. Scheduled VEBA Trust Note payments through 2012 do not fully satisfy the interest accrued at the implied rate of 9.0 percent. In accordance with the agreement, the difference between a scheduled payment and the accrued interest through June 30 of the payment year will be capitalized as additional debt on an annual basis. In July 2011 and July 2010, we made scheduled interest payments of $300 million and $315 million, respectively, on the VEBA Trust Note and accrued interest of $126 million and $123 million, respectively, was capitalized as additional debt.

Canadian Health Care Trust Notes

On December 31, 2010, Chrysler Canada issued four unsecured promissory notes (”Canadian Health Care Trust Notes”) in an initial aggregate face value of $976 million ($974 million CAD) to an independent Canadian Health Care Trust as part of the settlement of its obligations with respect to retiree health care benefits for National Automobile, Aerospace, Transportation and General Workers Union of Canada (“CAW”) represented employees, retirees and dependents (“Covered Group”). In addition, the Canadian Health Care Trust Notes had accrued interest from January 1, 2010 of $80 million ($80 million CAD) and a $31 million ($31 million CAD) net premium. On December 31, 2010, we made a $45 million ($45 million CAD) principal payment on the Canadian Health Care Trust Notes. Refer to Note 17, Employee Retirement and Other Benefits, for additional information.

The scheduled Tranche A and Tranche B note payments through 2012 do not fully satisfy the interest accrued at the stated rate of 9.0 percent per annum. Accordingly, the difference between a scheduled payment and the accrued interest through December 31 of the payment year will be capitalized as additional debt on an annual basis. We are not required to make a payment on the Tranche C Note until 2020. However, as part of the settlement agreement, interest accrued on the Tranche C note will be capitalized as additional debt on an annual basis through 2019. In June 2011, we made scheduled payments of $47 million ($45 million CAD) on the Canadian Health Care Trust Notes and accrued interest of $27 million ($26 million CAD) was capitalized as additional debt.

The terms of each of the notes are substantially similar and provide that each note will rank pari passu with all existing and future unsecured and unsubordinated indebtedness for borrowed money of Chrysler Canada, and that Chrysler Canada will not incur indebtedness for borrowed money that is senior in any respect in right of payment to the notes.

Mexico Development Banks Credit Facilities

In July 2010, Chrysler de Mexico, S.A. de C.V. (“Chrysler de Mexico”), our principal operating subsidiary in Mexico, entered into a financing arrangement with certain Mexican development banks which provides for a 15

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11. Financial Liabilities —Continued

Mexico Development Banks Credit Facilities —Continued

year amortizing term loan facility equal to the Mexican peso equivalent of $400 million. The facility was fully drawn during July 2010 and was funded in Mexican pesos. Any amounts repaid on the facility cannot be re-borrowed.

In December 2011, Chrysler de Mexico entered into a financing arrangement with certain Mexican development banks which provides for a ten year amortizing term loan facility of 3.0 billion Mexican pesos. The facility was fully drawn during December 2011 and was funded in Mexican pesos. Principal payments on the loan are not required until 2016, and any amounts repaid cannot be re-borrowed.

The terms of these loans are similar. Chrysler de Mexico placed certain of its assets in special purpose trusts to secure repayment of the loans, including certain receivables and property, plant and equipment. As of December 31, 2011 and 2010, Chrysler de Mexico had $56 million and $41 million of cash on deposit with the trusts, which is included in Prepaid Expenses and Other Assets in the accompanying Consolidated Balance Sheets. The loans require compliance with certain covenants, including, but not limited to, limitations on liens, incurrence of debt and asset sales.

Gold Key Lease

Chrysler Canada maintains our Gold Key Lease vehicle lease portfolio. The related vehicles are leased to Canadian consumers and are financed by asset-backed securitization facilities, as well as a $4.9 billion ($5.0 billion CAD) secured revolving credit facility. The asset-backed obligations are primarily satisfied out of the collections from the underlying securitized assets. In May 2010, we utilized available operating lease assets under the Gold Key Lease vehicle lease portfolio to borrow additional funds in the amount of $266 million under an asset-backed securitization facility. These funds were used to repay a portion of the amount outstanding on the secured revolving credit facility. In April 2011, the remaining amounts outstanding on the secured revolving credit facility were repaid in full. We are currently winding down the Gold Key Lease financing program, therefore, we anticipate no additional funding will be required. No vehicles were added to the portfolio during the years ended December 31, 2011 and 2010. Refer to Note 7, Equipment on Operating Leases, Net, for additional information.

Note 12. Income Taxes

Income (loss) before income taxes by jurisdiction was as follows (in millions of dollars):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from June 10, 2009 to December 31, 2009
United States	$(15)	$(731)	$(3,990)
Foreign	396	218	234

Total	$381	$(513)	$(3,756)

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12. Income Taxes —Continued

Total income tax expense (benefit) consisted of the following (in millions of dollars):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from June 10, 2009 to December 31, 2009
Current:
United States	$6	$(1)	$(1)
Foreign	204	78	(28)
State and local	5	7	1

	215	84	(28)

Deferred:
Foreign	(20)	60	50
State and local	3	(5)	7

	(17)	55	57

Total	$198	$139	$29

The significant components of deferred tax expense (benefit) were as follows (in millions of dollars):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from June 10, 2009 to December 31, 2009
Deferred tax expense (benefit) (exclusive of the items below)	$(13)	$81	$57
Benefits of operating loss carryforwards	(7)	(21)	—
Adjustment due to changes in enacted tax rates or laws	3	(5)	—

Total	$(17)	$55	$57

Provisions are made for estimated non-U.S. income taxes, less available tax credits and deductions, which may be incurred on the future repatriation of our share of our subsidiaries’ undistributed cumulative earnings which are not deemed to be permanently reinvested. There were no U.S. income taxes or foreign withholding taxes provided on approximately $1.4 billion of temporary differences related to investments in foreign subsidiaries because these temporary differences are permanent in duration. This amount may become taxable upon a repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries. There are no plans to repatriate the retained earnings from these subsidiaries, as the earnings are permanently reinvested. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12. Income Taxes —Continued

A reconciliation of income tax expense provided using the statutory U.S. rate of 35 percent to actual income taxes was as follows (in millions of dollars):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from June 10, 2009 to December 31, 2009
Tax expense (benefit) at U.S. statutory rate	$135	$(180)	$(1,315)
Limited liability company losses not subject to federal or state taxes	79	278	1,405
Adjustment to taxes receivable	(20)	(165)	—
Valuation allowances	6	100	(83)
Income tax reserves	(6)	61	—
Foreign statutory rate difference	(31)	(12)	(16)
Non-deductible expenses	(6)	48	12
Tax rate change	1	11	2
State and local taxes, net of federal tax	8	2	8
Withholding taxes	10	3	7
Foreign currency translation	(26)	(12)	14
Prior year tax return adjustments	61	—	—
Other	(13)	5	(5)

	$198	$139	$29

Effective income tax rate	52%	(27)%	(1)%

For the year ended December 31, 2011, the relationship between income tax expense and the expected federal statutory rate of 35 percent differs primarily due to losses generated by us and certain of our wholly-owned U.S. subsidiaries as we are a limited liability company (“LLC”) taxed as a partnership and substantially all of our wholly-owned U.S. subsidiaries are LLCs that are disregarded entities for U.S. federal tax purposes. The difference is also due to adjustments made to prior year returns and differences between foreign statutory rates and the U.S. federal statutory rate.

For the year ended December 31, 2010, the relationship between income tax expense and the expected federal statutory rate of 35 percent differs primarily due to losses generated by us and our LLCs, the establishment of additional Canadian income tax receivables for prior year tax refunds and increases in valuation allowances in the U.S., Canada and other foreign jurisdictions.

For the period from June 10, 2009 to December 31, 2009, the relationship between income tax expense and the expected federal statutory rate of 35 percent differs primarily due to losses generated by us and our LLCs and increases in valuation allowances in the U.S., Canada and other foreign jurisdictions.

As of December 31, 2011, we had approximately $140 million of total unrecognized tax benefits on uncertain tax positions. These are tax contingencies recorded, that if reversed due to a successful outcome, would favorably affect the income tax rate in future periods. Our practice is to recognize interest and penalties on uncertain tax positions in income tax expense. During the years ended December 31, 2011 and 2010, net interest expense of $2 million and $3 million, respectively, was recognized in income tax expense. No interest was recognized in income tax expense during the period from June 10, 2009 to December 31, 2009. Accrued interest on uncertain tax positions was $19 million and $681 million as of December 31, 2011 and 2010, respectively. The reduction in accrued interest was primarily due to $649 million of interest payments made by an affiliate of Daimler AG (“Daimler”) or us in connection with the Chrysler Canada transfer pricing audit, which is described below.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12. Income Taxes —Continued

A reconciliation of unrecognized tax benefits was as follows (in millions of dollars):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from June 10, 2009 to December 31, 2009
Unrecognized tax benefits at beginning of period	$949	$838	$803
Settlements with tax authorities	(783)	—	—
Gross increases for tax positions of prior years	30	84	—
Gross decreases for tax positions of prior years	(52)	(16)	—
Exchange rate differences	(4)	43	35

Unrecognized tax benefits at end of period	$140	$949	$838

The settlements with tax authorities of $783 million relate to tax payments made during 2011 by Daimler or by us in connection with the Chrysler Canada transfer pricing audit, which is described below.

In connection with the 363 Transaction, we acquired a majority of the equity investments of Old Carco’s direct and indirect subsidiaries and assumed liabilities for uncertain tax positions related to those subsidiaries. We file income tax returns in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. Examinations by tax authorities have been completed through 2005 in Mexico and 2006 in Canada.

Chrysler Canada was reassessed additional taxes for the years 1996 through August 3, 2007 by the Canada Revenue Agency (“CRA”) and the Provincial Tax Authorities, collectively referred to as the “Canadian Tax Authorities,” related to transfer pricing adjustments (the “Canadian Transfer Pricing Reassessment”). Old Carco disputed the Canadian Transfer Pricing Reassessment and requested that the matter be reviewed by the Canadian and U.S. Competent Authorities, collectively referred to as the “Competent Authorities.” Competent Authorities interpret the treaty in force to achieve the effect of eliminating double taxation.

In accordance with the terms of the June 3, 2009 tax settlement agreement between CG Investment Group LLC, Chrysler Holding, Old Carco and Daimler, which was subsequently assigned to and assumed by us in connection with the 363 Transaction, Daimler agreed to reimburse us for any tax and related interest and penalties in respect of certain specific tax liabilities arising prior to August 3, 2007, including the Canadian Transfer Pricing Reassessment. As a result, we recorded a $1.3 billion tax receivable from Daimler as of June 10, 2009.

During December 2010, the Canadian Tax Authorities issued the final reassessment on the Canadian transfer pricing matter (“Final Reassessment”), which was accepted by both Daimler and us. The Final Reassessment resulted in $1.5 billion of additional taxes and interest associated with this matter being owed to the Canadian Tax Authorities. The Canadian Tax Authorities have applied $751 million of payments previously made by us against the amount owing under the Final Reassessment.

As of December 31, 2011, we have received $751 million of reimbursements from Daimler related to payments previously made by us which had been previously applied by the Canadian Tax Authorities against the Final Reassessment. In addition, Daimler made payments of $660 million to the Canadian Tax Authorities related to this matter during 2011. As of December 31, 2011 and 2010, our tax receivable from Daimler associated with this matter was $61 million and $1.1 billion, respectively, and is included in Prepaid Expenses and Other Assets

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12. Income Taxes —Continued

in the accompanying Consolidated Balance Sheets. The associated obligation to the Canadian Tax Authorities of $49 million and $765 million as of December 31, 2011 and 2010, respectively, is included in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets. The $49 million and $765 million obligations at December 31, 2011 and 2010, respectively, are net of $12 million and $337 million, respectively, of payments previously applied by the Canadian Tax Authorities against the Final Reassessment in 2011.

In addition, the $500 million CRA tax lien and the $700 million Ontario government tax lien against our Canadian manufacturing facilities and related assets, granted while the dispute was pending, were discharged during the first quarter of 2011.

Deferred tax assets and liabilities result from differences between assets and liabilities measured for financial reporting purposes and those measured for income tax return purposes. The significant components of deferred tax assets and liabilities as of December 31 were as follows (in millions of dollars):

	2011		2010
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Accrued expenses	$367	$—	$523	$—
Postretirement health care and life insurance benefits	410	—	409	—
Property, plant and equipment	6	318	2	362
Pension liabilities and assets	270	1	109	—
Foreign net operating loss (“NOL”) carryforwards	140	—	81	—
State and local taxes, including state NOL	60	28	60	24
Tax credit carryforwards	73	—	59	—
Lease transactions	—	6	—	6
Other	206	132	49	135

	1,532	485	1,292	527
Valuation allowance	(1,124)	—	(852)	—

Total	$408	$485	$440	$527

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12. Income Taxes —Continued

Deferred tax assets included the following tax credit and NOL carryforwards as of December 31 (in millions of dollars):

		2011		2010
	Expiration	Deferred Tax Asset	Valuation Allowance	Deferred Tax Asset	Valuation Allowance
Tax credit carryforwards:
Canada	2014 – 2029	$6	$(6)	$6	$(6)
Mexico	2011 – 2018	44	(33)	52	(38)
Other Foreign	2011 – 2020	23	(23)	1	(1)

Total		$73	$(62)	$59	$(45)

NOL carryforwards:
U.S. NOLs, net	2029 – 2030	$25	$(25)	$18	$(18)
Foreign NOLs, net
Canada	2011 – 2031	32	(32)	—	—
Germany	Indefinite	14	(14)	19	(19)
Mexico	2017 – 2021	24	(24)	32	(32)
Other	2011 – 2025	8	(8)	19	(19)
	Indefinite	62	(62)	11	(11)

Total		$165	$(165)	$99	$(99)

A valuation allowance on deferred tax assets is required if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon our ability to generate sufficient taxable income during the carryback or carryforward periods applicable in each stated tax jurisdiction. In assessing the realizability of deferred tax assets, we consider both positive and negative evidence. Concluding that a valuation allowance is not required is difficult when there is absence of positive evidence and significant negative evidence which is objective and verifiable, such as cumulative losses in recent years.

We concluded that the lack of positive evidence combined with significant negative objective evidence, including the uncertainty of the near-term outlook for the North American automotive industry and financial markets, required us to maintain our valuation allowances in respect to deferred tax assets. Accordingly, for the years ended December 31, 2011 and 2010, the valuation allowance on deferred tax assets increased by $272 million and $51 million, respectively, to reflect the valuation allowance on the net deferred tax assets related to our foreign operations and domestic state operations. Our net deferred tax assets are primarily related to our foreign operations, which are dependent on our U.S. operations.

Note 13. Commitments, Contingencies and Concentrations

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13. Commitments, Contingencies and Concentrations —Continued

Litigation —Continued

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

Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. We establish an accrual in connection with pending or threatened litigation if a loss is probable and can be reasonably estimated. Since these accruals represent estimates, it is reasonably possible that the resolution of some of these matters could require us to make payments in excess of the amounts accrued. It is also reasonably possible that the resolution of some of the matters for which accruals could not be made may require us to make payments in an amount or range of amounts that could not be reasonably estimated at December 31, 2011.

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

We previously disclosed that more than 80 purported class action lawsuits alleging violations of antitrust law were filed on various dates in 2003 against several motor vehicle manufacturers, including Chrysler Canada, as well as the National Automobile Dealers Association and the Canadian Automobile Dealers Association, alleging that the defendants conspired to prevent the sale to U.S. consumers of vehicles sold by dealers in Canada in order to maintain new car prices at artificially high levels in the U.S. In addition, Chrysler Canada is a defendant in a purported class action lawsuit filed in the Ontario Superior Court of Justice in September 2007 that claims that a similar alleged conspiracy was preventing lower cost U.S. vehicles from being sold to Canadians. We now believe these matters constitute ordinary and routine litigation incidental to our business because, among other reasons, other automotive manufacturers recently received favorable rulings in analogous matters.

We previously disclosed that 400 dealers had initiated arbitration proceedings against us related to the termination of their dealership franchise agreements by Old Carco in connection with the 363 Transaction. Nearly all of these matters are resolved, and we believe that the remaining pending post-arbitration matters in federal and state court constitute ordinary and routine litigation incidental to our business.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13. Commitments, Contingencies and Concentrations —Continued

Voluntary Service Actions and Recall Actions

We periodically initiate voluntary service and recall actions to address various customer satisfaction, safety and emissions issues related to vehicles we sell. We establish reserves for product warranty obligations, including the estimated cost of these service and recall actions, when the related sale is recognized. Refer to Note 10, Accrued Expenses and Other Liabilities for additional information. The estimated future costs of these actions are based primarily on historical claims experience for our vehicles. Estimates of the future costs of these actions are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the number of vehicles affected by a service or recall action and the nature of the corrective action that may result in adjustments to the established reserves. It is reasonably possible that the ultimate cost of these service and recall actions may require us to make expenditures in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the ultimate cost of these service and recall actions could have a material effect on our operating results for the particular reporting period in which an adjustment of the estimated reserve is recorded, we believe that any such adjustment would not materially affect our consolidated financial position or cash flows.

Commercial Commitments

Several major tier one and other automotive suppliers have initiated bankruptcy proceedings, recently emerged from bankruptcy or are having short-term liquidity constraints due to the lack of available credit and reduced production volumes from vehicle manufacturers. In certain circumstances, we have provided financial support to such suppliers to avoid prolonged interruptions in the supply of components to us. Financial support includes, but is not limited to, parts re-pricing, debtor-in-possession loans, bridge loans, inventory financing and capital expenditure advances. In addition to parts re-pricing actions, we have recorded net charges of approximately $41 million, $65 million and $170 million for financing support to suppliers for the years ended December 31, 2011 and 2010 and for the period from June 10, 2009 to December 31, 2009, respectively, which are included in Cost of Sales in the accompanying Consolidated Statements of Operations.

Restricted Cash

Restricted cash, which includes cash equivalents, was $461 million at December 31, 2011 and represents amounts held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by Daimler ($263 million), foreign exchange and commodity hedge contracts ($96 million), as well as standby letters of credit and other agreements ($102 million). In January 2011, $167 million of collateral associated with the Gold Key Lease portfolio was released and was used to repay an equivalent amount outstanding on the Gold Key Lease credit facility.

Concentrations

Suppliers

Although we have not experienced any significant deterioration in our annual production volumes as a result of materials or parts shortages, we have from time to time experienced short term interruptions and variability in quarterly production schedules as a result of temporary supply constraints or disruptions in the availability of raw materials, parts and components as a result of natural disasters. Additionally, we regularly source systems, components, parts, equipment and tooling from a sole provider or limited number of providers. Therefore, we are at risk for production delays and losses should any supplier fail to deliver goods and services on time. We continuously work with our suppliers to monitor potential shortages and to mitigate the effects of any emerging shortages on our production volumes and revenues.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13. Commitments, Contingencies and Concentrations —Continued

Concentrations —Continued

Employees

In the U.S. and Canada combined, most of our hourly employees and approximately one-quarter of our salaried employees were represented by unions under collective bargaining agreements, which represented approximately 64 percent of our worldwide workforce as of December 31, 2011. The UAW and CAW represent substantially all of these represented employees in the U.S. and Canada, respectively.

In October 2011, the UAW ratified a new four-year national collective bargaining agreement. The provisions of this new agreement continued many of the concessions achieved through the 2009 amendments, but also include certain opportunities for success-based compensation based upon certain quality metrics and financial performance. The new agreement also provides UAW-represented employees with a simplified profit sharing plan that is directly aligned with our profitability. The new agreement expires in September 2015. Our collective bargaining agreement with the CAW expires in September 2012.

Other Matters

Ally MTA

In connection with the 363 Transaction, we replaced Old Carco as a party to the Ally MTA between Old Carco, U.S. Treasury, Ally and USDART. The Ally MTA provided for a risk sharing arrangement, in which USDART would reimburse Ally for qualifying losses on loans with third party Chrysler dealerships issued prior to November 21, 2009. Previously, Old Carco provided $600 million to USDART to cover these losses. On June 10, 2009, and in accordance with the Ally MTA, $500 million of these advances were transferred from USDART to us.

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

In connection with the termination of the Ally MTA, we agreed to reimburse Ally for any future qualifying losses incurred through May 2013. Effective December 30, 2011, we and Ally mutually agreed to terminate this arrangement since no qualifying losses had been incurred since May 2011 and the aggregate principal amount of the qualifying dealer loans outstanding were de minimis. Refer to Note 3, Variable Interest Entities, for additional information related to USDART and the Ally risk sharing arrangement.

Ally Auto Finance Operating Agreement and Repurchase Obligations

In accordance with the terms of the Ally Auto Finance Operating Agreement (“Ally Agreement”), Ally provides wholesale and retail financing to our dealers and retail customers in the U.S. and Canada in accordance with its usual and customary lending standards. We subsidize interest rates or cash payments required at the inception of the financing arrangement, as a customer incentive, a practice known as “subvention”. Our agreement with Ally is not exclusive. Ally provides consumer and dealer financing to other manufacturers and our dealers and retail customers obtain financing, including some subvented financing, from other financing sources. Under the agreement however, we must offer all subvention programs to Ally, and we are required to ensure that Ally

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13. Commitments, Contingencies and Concentrations —Continued

Other Matters —Continued

Ally Auto Finance Operating Agreement and Repurchase Obligations —Continued

finances a specified minimum percentage of the vehicles we sell in North America under rate subvention programs in which it elects to participate. We may, from time to time, offer lease products to retail customers through Ally, but Ally is not obligated to offer lease products. Under the Ally Agreement, we are required to repurchase Ally-financed dealer inventory, upon certain triggering events and with certain exceptions, in the event of an actual or constructive termination of a dealer’s franchise agreement (including in certain circumstances when Ally forecloses on all assets of a dealer securing financing provided by Ally). These obligations exclude vehicles that have been damaged or altered, that are missing equipment or that have excessive mileage or an original invoice date that is more than one year prior to the repurchase date.

As of December 31, 2011, the maximum potential amount of future payments required to be made to Ally under this guarantee was approximately $7.3 billion and was based on the aggregate repurchase value of eligible vehicles financed by Ally in our U.S. and Canadian dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent the vehicles are able to be resold to another dealer. The fair value of the guarantee was less than $0.1 million at December 31, 2011, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimate reflects our actual experience.

The Ally Agreement is effective through April 30, 2013, with automatic one-year renewals unless either party elects not to renew.

Other Repurchase Obligations

In accordance with the terms of other wholesale financing arrangements in Mexico, we are required to repurchase dealer inventory financed under these arrangements, upon certain triggering events and with certain exceptions, including in the event of an actual or constructive termination of a dealer’s franchise agreement. These obligations exclude certain vehicles including, but not limited to, vehicles that have been damaged or altered, that are missing equipment or that have excessive mileage.

As of December 31, 2011, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $230 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles are able to be resold to another dealer. The fair value of the guarantee was less than $0.1 million at December 31, 2011, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimate reflects our actual experience.

Arrangements with Key Suppliers

From time to time, in the ordinary course of our business, we enter into various arrangements with key suppliers in order to establish strategic and technological advantages. A limited number of these arrangements contain unconditional purchase obligations to purchase a fixed or minimum quantity of goods and/or services with fixed and determinable price provisions. Purchases under these arrangements from third parties were $674 million,

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13. Commitments, Contingencies and Concentrations —Continued

Other Matters —Continued

Arrangements with Key Suppliers —Continued

$295 million and $95 million for the years ended December 31, 2011 and 2010 and for the period from June 10, 2009 to December 31, 2009, respectively. Future minimum purchase obligations under these arrangements as of December 31, 2011 were as follows (in millions of dollars):

2012	$559
2013	400
2014	190
2015	34
2016	11
2017 and thereafter	<1

In addition, certain of the arrangements we have entered into with Fiat contain unconditional purchase obligations to purchase a fixed or minimum quantity of goods and/or services with fixed and determinable price provisions. Purchases under these arrangements were $305 million for the year ended December 31, 2011. We did not have any purchases under these arrangements for the year ended December 31, 2010 and the period from June 10, 2009 to December 31, 2009. Future minimum purchase obligations under these arrangements as of December 31, 2011 were as follows (in millions of dollars):

2012	$198
2013	77
2014	19
2015	2
2016	1
2017 and thereafter	—

We also enter into similar arrangements containing unconditional purchase obligations to purchase a minimum quantity of goods for which pricing is variable, and therefore do not have fixed and determinable future payment streams. Under these arrangements we are obligated to make payments or receive reimbursements if our purchase volumes are outside a specified range of values. Purchases from third parties under these arrangements were $346 million, $116 million and $50 million for the years ended December 31, 2011 and 2010 and for the period from June 10, 2009 to December 31, 2009, respectively. We did not have any purchases from unconsolidated related companies under these arrangements.

Lease Commitments

The majority of our lease payments are for operating leases. As of December 31, 2011, the future minimum rental commitments under operating leases with noncancelable lease terms in excess of one year were as follows (in millions of dollars):

2012	$128
2013	101
2014	83
2015	63
2016	51
2017 and thereafter	182

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13. Commitments, Contingencies and Concentrations —Continued

Other Matters —Continued

Lease Commitments —Continued

Future minimum lease commitments have not been reduced by minimum sublease rental income of $64 million due in the future under noncancelable subleases. Rental expense under operating leases was $175 million, $168 million and $251 million for the years ended December 31, 2011 and 2010 and for the period from June 10, 2009 to December 31, 2009, respectively. We received sublease rentals of $24 million, $28 million and $63 million during the years ended December 31, 2011 and 2010 and during the period from June 10, 2009 to December 31, 2009, respectively.

Note 14. Fair Value Measurements

The following summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31 (in millions of dollars):

	2011
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$8,976	$625	$—	$9,601
Restricted cash	461	—	—	461
Derivatives:
Currency forwards and swaps	—	67	—	67
Commodity swaps	—	—	1	1

Total	$9,437	$692	$1	$10,130

Liabilities:
Derivatives:
Currency forwards and swaps	$—	$6	$—	$6
Commodity swaps	—	88	36	124

Total	$—	$94	$36	$130

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14. Fair Value Measurements —Continued

	2010
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$7,347	$—	$—	$7,347
Restricted cash	671	—	—	671
Derivatives:
Currency forwards and swaps	—	—	—	—
Commodity swaps	—	54	44	98

Total	$8,018	$54	$44	$8,116

Liabilities:
Derivatives:
Currency forwards and swaps	$—	$78	$—	$78
Commodity swaps	—	6	2	8
Interest rate swaps	—	—	1	1

Total	$—	$84	$3	$87

During the years ended December 31, 2011 and 2010, there were no transfers between Level 1 and Level 2 or into or out of Level 3.

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

We take into consideration credit valuation adjustments on both assets and liabilities taking into account credit risk of our counterparties and non-performance risk as described in Note 15, Derivative Financial Instruments and Risk Management.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14. Fair Value Measurements —Continued

The following summarizes the changes in Level 3 items measured at fair value on a recurring basis (in millions of dollars):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from June 10, 2009 to December 31, 2009
Derivatives Assets (Liabilities):
Balance at beginning of the period	$41	$(28)	$(57)
Total realized and unrealized gains (losses):
Included in Net Income (Loss)	39	33	29
Included in Other Comprehensive Income (Loss)	(83)	46	—
Settlements (1)	(32)	(10)	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value at end of the period	$(35)	$41	$(28)

Changes in unrealized losses relating to instruments held at end of period (2)	$—	$27	$29

(1)	There were no purchases, issuances or sales during the years ended December 31, 2011 and 2010 and during the period from June 10, 2009 to December 31, 2009.
(2)	The related unrealized losses are recognized in Cost of Sales in the accompanying Consolidated Statements of Operations.

The carrying amounts and estimated fair values of our financial instruments as of December 31 were as follows (in millions of dollars):

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$9,601	$9,601	$7,347	$7,347
Restricted cash	461	461	671	671
Financial assets	119	119	219	219
Financial liabilities	12,574	12,183	13,731	15,458
Derivatives:
Included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets	68	68	98	98
Included in Accrued Expenses and Other Liabilities	130	130	87	87

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

Notes to Consolidated Financial Statements

Note 14. Fair Value Measurements —Continued

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

Note 15. Derivative Financial Instruments and Risk Management

All derivative instruments are recognized in the accompanying Consolidated Balance Sheets at fair value. The fair values of our derivative financial instruments are based on pricing models or formulas using current estimated cash flow and discount rate assumptions. We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. The adjustment is estimated based on the net exposure by counterparty. We use an estimate of the counterparty’s non-performance risk when we are in a net asset position and an estimate of our own non-performance risk when we are in a net liability position. As of December 31, 2011 and 2010, the adjustment for non-performance risk did not materially impact the fair value of derivative instruments.

The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single–A or better. The aggregate fair value of derivative instruments in asset positions as of December 31, 2011 and 2010 was approximately $68 million and $98 million, respectively, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss that we would recognize if all counterparties failed to perform as contracted could be significantly lower.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15. Derivative Financial Instruments and Risk Management —Continued

The terms of the agreements with our counterparties for foreign exchange and commodity hedge contracts require us to post collateral when derivative instruments are in a liability position. The majority of these contracts also required us to post collateral at the inception of the trade. In December 2010 and the first quarter of 2011, the majority of our agreements were renegotiated to no longer require us to post collateral at the inception of the trade. During the first quarter of 2011 and the year ended December 31, 2010, this resulted in the release of $61 million and $17 million, respectively, of collateral previously classified as restricted cash. In addition, these agreements contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding net asset or liability positions. These cross-default provisions could be triggered if there was a non-performance event under certain debt obligations. The fair value of the related gross liability positions as of December 31, 2011 and 2010, which represent our maximum potential exposure, were $130 million and $86 million, respectively. As of December 31, 2011 and 2010, we posted $96 million and $116 million, respectively, as collateral for foreign exchange and commodity hedge contracts that were outstanding at the respective year ends. The cash collateral is included in Restricted Cash in the accompanying Consolidated Balance Sheets. After giving consideration to offsetting asset positions for each counterparty, if cross-default provisions were triggered, there would have been an additional settlement liability of $1 million due to the counterparties as of December 31, 2011. No additional settlement liability would have been due to the counterparties as of December 31, 2010.

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

Changes in the fair value of designated derivatives that are highly effective as cash flow hedges are recorded in AOCI, net of income taxes. These changes in the fair value are then released into earnings contemporaneously with the earnings effects of the hedged items. Cash flows associated with cash flow hedges are reported in Net Cash Provided by Operating Activities in the accompanying Consolidated Statements of Cash Flows. The ineffective portions of the fair value changes are recognized in the results of operations immediately. The amount of ineffectiveness recorded for the years ended December 31, 2011 and 2010 was immaterial. Our cash flow hedges mature within 18 months.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15. Derivative Financial Instruments and Risk Management —Continued

Cash Flow Hedges —Continued

The following summarizes the fair values of derivative instruments designated as cash flow hedges which were outstanding as of December 31 (in millions of dollars):

	2011
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$2,597	$63	$(4)
Commodity swaps	313	1	(50)

Total	$2,910	$64	$(54)

	2010
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$2,454	$—	$(72)
Commodity swaps	205	44	(6)

Total	$2,659	$44	$(78)

(1)	The related derivative instruments are recognized in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets in the accompanying Consolidated Balance Sheets.
(2)	The related derivative instruments are recognized in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets.

The following summarizes the gains (losses) recorded in OCI and reclassified from AOCI to income (in millions of dollars):

	Year Ended December 31,
	2011		2010
	Gain (Loss) Recorded in OCI	Gain (Loss) Reclassified from AOCI to Income	Gain (Loss) Recorded in OCI	Gain (Loss) Reclassified from AOCI to Income
Currency forwards and swaps	$35	$(96)	$(74)	$—
Commodity swaps	(62)	31	41	(1)

Total	$(27)	$(65)	$(33)	$(1)

There were no derivatives designated as cash flow hedges during the period from June 10, 2009 to December 31, 2009.

We expect to reclassify existing net gains of $13 million from AOCI to income within the next 12 months.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15. Derivative Financial Instruments and Risk Management —Continued

Derivatives Not Designated as Hedges

Some derivatives do not qualify for hedge accounting; for others, we elect not to apply hedge accounting. We use derivatives to economically hedge our financial and operational exposures. Unrealized and realized gains and losses related to derivatives that are not designated as accounting hedges are included in Revenues, Net or Cost of Sales in the accompanying Consolidated Statements of Operations as appropriate depending on the nature of the risk being hedged. Cash flows associated with derivatives that are not designated as hedges are reported in Net Cash Provided by Operating Activities in the accompanying Consolidated Statements of Cash Flows.

The following summarizes the fair values of derivative instruments not designated as hedges as of December 31 (in millions of dollars):

	2011
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$341	$4	$(2)
Commodity swaps	465	—	(74)

Total	$806	$4	$(76)

	2010
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$145	$—	$(6)
Commodity swaps	212	54	(2)
Interest rate swaps	254	—	(1)

Total	$611	$54	$(9)

(1)	The related derivative instruments are recognized in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets in the accompanying Consolidated Balance Sheets.
(2)	The related derivative instruments are recognized in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets.

The following summarizes the effect of derivative instruments not designated as hedges in the respective financial statement captions of the accompanying Consolidated Statements of Operations (in millions of dollars):

	Financial Statement Caption	Year Ended December 31, 2011 Gain (Loss)	Year Ended December 31, 2010 Gain (Loss)	Period from June 10, 2009 to December 31, 2009 Gain (Loss)
Currency forwards and swaps	Revenues, Net	$4	$(5)	$—
Commodity swaps	Cost of Sales	(105)	68	—
Interest rate swaps	Cost of Sales	1	27	29

	Total	$(100)	$90	$29

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16. Share-Based Compensation

We have three share-based compensation plans: the Chrysler Group LLC Restricted Stock Unit Plan (“RSU Plan”), the Chrysler Group LLC 2009 Directors’ Restricted Stock Unit Plan (“Directors’ RSU Plan”) and the Chrysler Group LLC Deferred Phantom Share Plan (“DPS Plan”). The plans are described in more detail below.

The fair value of each unit issued under the plans is based on the fair value of our membership interests. Each unit represents a “Chrysler Group Unit,” which is equal to 1/600th of the value of a Class A Membership Interest on a fully-diluted basis after conversion of the Class B Membership Interests, which equates to approximately 980 million Chrysler Group Units. In September 2011, and in accordance with the terms of our share-based compensation plans, the number of Chrysler Group Units authorized and granted was adjusted to preserve the economic value of the awards previously granted in order to offset the dilutive effect of changes in Fiat’s ownership interests.

Since there is no publicly observable trading price for our membership interests, fair value was determined using a discounted cash flow methodology. We use this approach, which is based on our projected cash flows, to estimate our enterprise value. We then deduct the fair value of our outstanding interest bearing debt as of the measurement date from our enterprise value to arrive at the fair value of equity. This amount is then divided by the total number of Chrysler Group Units, as determined above, to estimate the fair value of a single Chrysler Group Unit. The significant assumptions used in the calculation of fair value at each issuance date and for each period included the following:

•	Four years of annual projections prepared by management that reflect the estimated after-tax cash flows a market participant would expect to generate from operating the business;

•

A terminal value which was determined using a growth model that applied a 2.0 percent long-term growth rate to our projected after-tax cash flows beyond the four year window. The long-term growth rate was based on our internal projections, as well as industry growth prospects;

•	An estimated after-tax weighted average cost of capital ranging from 14.4 percent to 16.5 percent in 2011, 15.0 percent to 15.3 percent in 2010 and 15.3 percent to 19.5 percent in 2009; and

•	Projected worldwide factory shipments ranging from approximately 1.6 million vehicles in 2010 to approximately 3 million vehicles in 2015.

The implied fair value of the Company, resulting from the transactions through which Fiat acquired beneficial ownership of the membership interests previously held by the U.S. Treasury and Canadian Government, was used to corroborate the values determined using the discounted cash flow methodology. Refer to Note 18, Other Transactions with Related Parties for additional information related to these transactions.

Based on these calculations, we estimated that the per unit fair value of a Chrysler Group Unit, calculated based on the fully-diluted Chrysler Group Units of 980 million, was $7.63, $4.87 and $1.82 at December 31, 2011, 2010 and 2009, respectively.

Restricted Stock Unit Plans

RSU Plan

As of December 31, 2011, 29,400,000 restricted stock units (“RSUs”) are authorized to be granted to certain key employees. During the years ended December 31, 2011 and 2010 and for the period from June 10, 2009 to December 31, 2009, 2,749,696 RSUs, 832,069 RSUs and 1,797,164 RSUs, respectively, were granted under the

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16. Share-Based Compensation —Continued

Restricted Stock Unit Plans —Continued

RSU Plan —Continued

RSU Plan. RSUs represent a contractual right to receive a payment in an amount equal to the fair market value of one Chrysler Group Unit, as defined above.

RSUs granted to employees in 2009 and 2010 vest in two tranches. In the first tranche, representing 25 percent of the RSUs, vesting occurs if the participant is continuously employed through the third anniversary of the grant date, and the Modified Earnings Before Interest, Taxes, Depreciation and Amortization (“Modified EBITDA”) threshold for 2010 is achieved. The 2010 Modified EBITDA target was achieved. In the second tranche, representing 75 percent of the RSUs, vesting occurs at the later of (i) the participant’s continuous employment through the third anniversary of the grant date and (ii) the date on which we complete an Initial Public Offering (“IPO”). For RSUs granted to employees in 2011, vesting occurs if the participant is continuously employed through the third anniversary of the grant date.

The first tranche of RSUs granted in 2009 and 2010, as well as the RSUs granted in 2011, are classified as liabilities and are included in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets. The liability is remeasured and adjusted to fair value at the end of each reporting period until the awards are fully-vested and paid to the employees. The value of these awards is recorded as compensation expense over the requisite service periods. The settlement of these awards will be in cash; however, upon completion of an IPO, we have the option to settle the awards in company stock. Should we elect to settle the awards in company stock, the awards would then be accounted for as a modification from a liability to an equity award. Settlement of these 2009 and 2010 awards was initially contingent upon our repayment of a minimum of 25 percent of our outstanding U.S. Treasury debt obligations, which were fully repaid in May 2011.

The settlement of the second tranche of RSUs granted in 2009 and 2010 will be at our discretion, in the form of cash or company stock. As the settlement of these RSUs cannot occur before a Chrysler IPO, these RSUs are therefore classified as equity in the accompanying Consolidated Balance Sheets. Settlement of the awards was contingent upon repayment of all of our outstanding U.S. Treasury debt obligations, which occurred in May 2011. Given the second tranche’s equity classification, it is valued as of the grant date and not remeasured until the awards are fully-vested and paid to the employees. No expense will be recognized related to these awards until an IPO is determined to be probable. As the ability to complete an IPO is subject to outside market conditions that are beyond our control, the IPO event is not considered probable under U.S. GAAP until it occurs.

Directors’ RSU Plan

As of December 31, 2011, 4,495,307 RSUs are authorized to be granted to our non-employee members of our Board of Directors. During the year ended December 31, 2011 and the period from June 10, 2009 to December 31, 2009, we granted 50,140 RSUs and 3,995,828 RSUs, respectively, to our non-employee directors. No RSUs were issued under this plan during 2010. For non-employee directors, RSUs generally vest ratably, in one-third increments on the anniversary of the director’s service date, over a period of three years. Awards issued and outstanding under this plan as of December 31, 2011 will fully vest in June 2012. These awards are classified as liabilities and are included in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets. The liability is remeasured and adjusted to fair value at the end of each reporting period until the awards are fully-vested and paid to the directors. The value of these awards is recorded as compensation expense

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16. Share-Based Compensation —Continued

Restricted Stock Unit Plans —Continued

Directors’ RSU Plan —Continued

over the requisite service periods. Settlement of the awards will be made within 60 days of the director’s cessation of service on our Board and will be paid in cash; however, upon completion of an IPO, we have the option to settle the awards in cash or company stock. Should we elect to settle the awards in company stock, the awards would then be accounted for as a modification from a liability to an equity award.

Compensation expense of $18 million, $16 million and less than $1 million was recognized for these RSU plans during the years ended December 31, 2011 and 2010 and for the period from June 10, 2009 to December 31, 2009, respectively. The corresponding tax benefit in all periods was insignificant. Total unrecognized compensation expense at December 31, 2011 and 2010 was $19 million and $22 million, respectively, which will be recognized over the remaining service periods and based upon our assessment of performance conditions and post-vesting contingencies being achieved.

The following summarizes the activity related to RSUs issued to our employees and non-employee directors:

	As Previously Reported
	Year Ended December 31, 2010		Period from June 10, 2009 to December 31, 2009
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	4,139,669	$1.66	—	$—
Granted	602,124	1.66	4,192,080	1.66
Vested	(963,856)	1.66	—	—
Forfeited	—	—	(52,411)	1.66

Non-vested at end of period	3,777,937	1.66	4,139,669	1.66

	Adjusted for Anti-Dilution
	Year Ended December 31, 2011		Year Ended December 31, 2010		Period from June 10, 2009 to December 31, 2009
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	5,220,692	$1.20	5,720,566	$1.20	—	$—
Granted	2,799,836	5.76	832,069	1.20	5,792,992	1.20
Vested	(1,331,943)	1.20	(1,331,943)	1.20	—	—
Forfeited	(736,254)	1.99	—	—	(72,426)	1.20

Non-vested at end of period	5,952,331	3.25	5,220,692	1.20	5,720,566	1.20

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16. Share-Based Compensation —Continued

DPS Plan

Under the DPS Plan, phantom shares of the Company (“Phantom Shares”) are granted to certain key employees and vest immediately on the grant date and will be settled in cash. The Phantom Shares are redeemable in three equal annual installments. There is no limit on the number of Phantom Shares authorized under the DPS Plan. Phantom Shares represent a contractual right to receive a payment in an amount equal to the fair market value of one Chrysler Group Unit, as defined above. We will begin making payments on certain of these awards in the first quarter of 2012.

These awards are classified as liabilities and are included in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets. The liability is remeasured and adjusted to fair value at the end of each reporting period until settled.

Compensation expense of $18 million, $19 million and $1 million was recognized for the DPS Plan during the years ended December 31, 2011 and 2010 and for the period from June 10, 2009 to December 31, 2009, respectively. The corresponding tax benefit was insignificant in both periods.

The following summarizes the activity related to the Phantom Shares issued to our employees:

	As Previously Reported
	Year Ended December 31, 2010		Period from June 10, 2009 to December 31, 2009
	Deferred Phantom Shares	Weighted Average Grant Date Fair Value	Deferred Phantom Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	633,068	$1.66	—	$—
Granted and vested	2,253,046	2.08	633,068	1.66

Outstanding at end of period	2,886,114	1.99	633,068	1.66

	Adjusted for Anti-Dilution
	Year Ended December 31, 2011		Year Ended December 31, 2010		Period from June 10, 2009 to December 31, 2009
	Deferred Phantom Shares	Weighted Average Grant Date Fair Value	Deferred Phantom Shares	Weighted Average Grant Date Fair Value	Deferred Phantom Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	3,988,292	$1.44	874,830	$1.20	—	$—
Granted and vested	956,184	6.23	3,113,462	1.51	874,830	1.20

Outstanding at end of period	4,944,476	2.37	3,988,292	1.44	874,830	1.20

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17. Employee Retirement and Other Benefits

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

We also sponsor defined contribution plans for certain of our U.S. hourly and salaried employees. During the years ended December 31, 2011 and 2010 and during the period from June 10, 2009 to December 31, 2009, contribution expense related to these plans was $13 million, $5 million and $2 million, respectively.

Significant Plan Events

Termination of Legal Services Plan

In accordance with the new UAW collective bargaining agreement ratified in October 2011, we will terminate a plan on December 31, 2013, which provides legal services as a postretirement benefit to our UAW represented retirees, all of which are fully vested. Accordingly, we recognized a $91 million negative plan amendment resulting in negative prior service cost during the year ended December 31, 2011, which was recorded in AOCI and will be amortized into Selling, Administrative and Other Expenses over the remaining life of the plan. A similar benefit which is provided to our active UAW represented employees will also be terminated on December 31, 2013. Costs associated with this plan will continue to be expensed as incurred.

Canadian Health Care Trust Settlement Agreement

In August 2010, Chrysler Canada entered into the Canadian Health Care Trust Settlement Agreement (“Canadian HCT Settlement Agreement”) with the CAW to permanently transfer the responsibility for providing postretirement health care benefits to the Covered Group to a new retiree plan. The new retiree plan will be funded by the Health Care Trust (“HCT”).

On December 31, 2010, and in accordance with the Canadian HCT Settlement Agreement, Chrysler Canada issued the Canadian HCT Notes with a fair value of $1,087 million ($1,085 million CAD) to the HCT and made a cash contribution of $104 million to the HCT in exchange for settling its retiree health care obligations for the Covered Group. In accordance with the Canadian HCT Settlement Agreement, the cash contribution was determined based on an initial payment of $175 million which was adjusted for the following: (i) reduced by $53 million for benefit payments made by us for claims incurred by the Covered Group from January 1, 2010 through December 31, 2010; (ii) reduced by $22 million for required taxes associated with the transaction and administrative costs; and (iii) increased by $4 million for interest charges and retiree contributions received by us during the same period. In addition, on December 31, 2010, we paid $3 million to the HCT for taxes incurred related to this transaction. During 2011, the remaining obligation of $19 million for taxes and administrative costs was paid.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17. Employee Retirement and Other Benefits —Continued

Significant Plan Events —Continued

Canadian Health Care Trust Settlement Agreement —Continued

During the year ended December 31, 2010, we recognized a $46 million loss as a result of the Canadian HCT Settlement Agreement, which was calculated as follows (in millions):

OPEB obligation settled	$1,213
Recognition of actuarial losses included in AOCI	(46)
Fair value of Canadian HCT Notes issued to HCT	(1,087)
Cash contribution to HCT	(104)
Tax obligations associated with the Canadian HCT Settlement Agreement	(22)

Net loss on Canadian HCT Settlement Agreement	$(46)

On December 31, 2010, and in accordance with the Canadian HCT Settlement Agreement, we made a $45 million ($45 million CAD) principal payment on the Canadian HCT Notes. Refer to Note 11, Financial Liabilities, for additional information related to the Canadian HCT Notes.

Transfer of VEBA Trust Assets and Obligations to the UAW Retiree Medical Benefits Trust

In connection with the 363 Transaction, we entered into the VEBA Settlement Agreement with the UAW, which provided for certain postretirement health care benefits to vested retirees. Under the VEBA Settlement Agreement, we created the UAW Postretirement Health Care Plan, which was responsible for paying all health care claims incurred by our UAW vested retirees (“Covered Retirees”) from June 10, 2009 through January 1, 2010. On January 1, 2010, the VEBA Trust assumed responsibility for all claims incurred by our UAW retirees subsequent to January 1, 2010, with the exception of claims incurred by retirees who participated in an early retirement program offered by Old Carco during the period from April 28, 2009 through May 25, 2009 (“Window Period”). For these individuals, we had an obligation to pay all claims incurred for 24 months from the date the individual retired.

On June 10, 2009, and in accordance with the terms of the VEBA Settlement Agreement, we issued the VEBA Trust Note with a face value of $4,587 million and a 67.7 percent ownership interest in the Company. Refer to Note 11, Financial Liabilities, and Note 18, Other Transactions with Related Parties, for additional information. The VEBA Trust Note has an implied interest rate of 9.0 percent. The fair value of the VEBA Trust Note and membership interests at June 10, 2009 were estimated to be $2,277 million and $479 million, respectively. The assumptions used to estimate the fair value of the VEBA Trust Note and membership interests are discussed below —under Assumptions.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17. Employee Retirement and Other Benefits —Continued

Significant Plan Events —Continued

Transfer of VEBA Trust Assets and Obligations to the UAW Retiree Medical Benefits Trust —Continued

Our policy is to utilize the 10 percent corridor approach. For OPEB plans that are short-term in nature and under which our obligation is capped, our policy is to immediately recognize actuarial gains or losses. On the measurement date of December 31, 2009, the OPEB obligation, which included the VEBA Trust Note and membership interests issued to the VEBA Trust, increased primarily due to a change in discount rate, resulting in a loss. Therefore, we immediately recognized a loss of $2,051 million in the net periodic benefit costs, as a result of the increases in the fair values of the VEBA Trust Note and membership interests, calculated as follows:

	June 10, 2009	Interest Accretion for the Period from June 10, 2009 to December 31, 2009	Remeasurement Loss for the Period from June 10, 2009 to December 31, 2009	December 31, 2009
VEBA Trust Note	$2,277	$37	$1,540	$3,854
VEBA Trust membership interests	479	—	511	990

Total	$2,756	$37	$2,051	$4,844

The remeasurement loss is included in Selling, Administrative, and Other Expenses in the accompanying Consolidated Statements of Operations.

On January 1, 2010, and in accordance with the terms of the VEBA Settlement Agreement, we transferred $1,972 million of plan assets to the VEBA Trust and thereby were discharged of $7,049 million of benefit obligations related to postretirement health care benefits for certain UAW retirees. As a result of this settlement, we derecognized the associated OPEB obligation of $5,077 million. Separately, we recognized a financial liability for the VEBA Trust Note at a fair value of $3,854 million, which included the $4,587 million VEBA Trust Note net of the related discount of $733 million, along with accrued interest of $233 million. In addition, the contribution receivable for the VEBA Trust membership interests of $990 million was satisfied.

During the years ended December 31, 2011 and 2010, we recognized gains of $21 million and $35 million, respectively, as a result of actual claims incurred by the Covered Retirees and retirees who participated in an early retirement program during the Window Period being less than anticipated. As of May 2011, the VEBA Trust assumed responsibility for all claims incurred by the retirees who participated in an early retirement program during the Window Period.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17. Employee Retirement and Other Benefits —Continued

Significant Plan Events —Continued

Transfer of VEBA Trust Assets and Obligations to the UAW Retiree Medical Benefits Trust —Continued

The following summarizes the changes in the benefit obligations and related plan assets, as well as the status of the plans at year end (in millions of dollars):

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Pension Benefits	OPEB	Pension Benefits	OPEB
Change in benefit obligations:
Benefit obligations at beginning of period	$29,874	$2,636	$28,595	$10,842
VEBA Settlement	—	—	—	(7,049)
Canadian HCT Settlement	—	—	—	(1,213)
Service cost	263	21	242	34
Interest cost	1,525	141	1,526	194
Employee contributions	10	—	10	—
Amendments and benefit changes	—	(91)	—	(5)
Actuarial (gain)/loss	1,031	71	1,006	(17)
Gain on VEBA claims adjustment	—	(21)	—	(35)
Discount rate change	1,656	194	635	77
Benefits paid	(2,335)	(217)	(2,446)	(272)
Special early retirement programs	77	4	26	—
Other, primarily currency translation	(121)	(9)	280	80

Benefit obligations at end of period	$31,980	$2,729	$29,874	$2,636

Change in plan assets:
Fair value of plan assets at beginning of period	$25,865	$37	$24,731	$2,009
VEBA Settlement	—	—	—	(1,972)
Actual return on plan assets	1,644	—	2,929	—
Employee contributions	10	—	10	—
Company contributions —to pension trust	351	—	358	—
Company contributions —directly to pay benefits	11	217	32	272
Benefits paid	(2,335)	(217)	(2,446)	(272)
Withdrawal of VEBA assets	—	(37)	—	—
Other, primarily currency translation	(102)	—	251	—

Fair value of plan assets at end of period	$25,444	$—	$25,865	$37

Funded status of plans	$(6,536)	$(2,729)	$(4,009)	$(2,599)

Amounts recognized on the balance sheet:
Prepaid expense and other assets	$118	$—	$71	$—
Current liabilities	(1)	(184)	(22)	(215)
Long-term liabilities	(6,653)	(2,545)	(4,058)	(2,384)

Total	$(6,536)	$(2,729)	$(4,009)	$(2,599)

Amounts recognized in accumulated other comprehensive loss:
Unrealized actuarial net loss	$(3,976)	$(523)	$(1,106)	$(270)
Unrealized prior service credit	—	86	—	6

Total	$(3,976)	$(437)	$(1,106)	$(264)

Pension plans in which accumulated benefit obligation (“ABO”) exceeds plan assets at December 31:
ABO	$30,971		$28,961
Fair value of plan assets	24,876		25,330
ABO at December 31	$31,421		$29,410
Pension plans in which projected benefit obligation (“PBO”) exceeds plan assets at December 31:
PBO	$31,530		$29,410
Fair value of plan assets	24,876		25,330

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17. Employee Retirement and Other Benefits —Continued

Significant Plan Events —Continued

Transfer of VEBA Trust Assets and Obligations to the UAW Retiree Medical Benefits Trust —Continued

The components of benefit expense and other changes in plan assets and benefit obligations recognized in AOCI were as follows (in millions of dollars):

	Year Ended December 31, 2011		Year Ended December 31, 2010		Period from June 10, 2009 to December 31, 2009
	Pension Benefits	OPEB	Pension Benefits	OPEB	Pension Benefits	OPEB
Net periodic benefit cost:
Service cost	$263	$21	$242	$34	$106	$83
Interest cost	1,525	141	1,526	194	930	465
Expected return on plan assets	(1,828)	—	(1,741)	—	(914)	(74)
Loss on Canadian HCT Settlement	—	—	—	46	—	—
Remeasurement loss on VEBA Trust Note and membership interests	—	—	—	—	—	2,051
Gain on VEBA claims adjustment	—	(21)	—	(35)	—	—
Amortization of unrecognized loss	—	13	—	6	—	—
Amortization of prior service cost	—	(11)	—	—	—	—
Actuarial (gain)/loss	—	—	—	—	—	—

Net periodic benefit (credit) costs	(40)	143	27	245	122	2,525
Special early retirement cost	77	4	27	—	12	—

Total benefit costs	$37	$147	$54	$245	$134	$2,525

Other comprehensive loss:
Net loss	$2,870	$266	$458	$22	$648	$2,316
Recognition of loss on Canadian HCT Settlement	—	—	—	(46)	—	—
Recognition of loss on VEBA Trust Note and membership interests remeasurement	—	—	—	—	—	(2,051)
Recognition of gain on VEBA claims adjustment	—	—	—	35	—	—
Amortization of unrecognized loss	—	(13)	—	(6)	—	—
Prior service cost (credit)	—	(91)	—	(5)	—	(1)
Amortization of prior service cost	—	11	—	—	—	—

Total recognized in other comprehensive loss	2,870	173	458	—	648	264

Total recognized in total benefit costs and other comprehensive loss	$2,907	$320	$512	$245	$782	$2,789

In 2012, $100 million of unrealized actuarial net losses are expected to be amortized into expense. Additionally, $41 million of prior service credits are expected to be amortized as a reduction to expense during 2012.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17. Employee Retirement and Other Benefits —Continued

Assumptions

Assumptions used to determine the benefit obligation and expense were as follows:

	Year Ended December 31, 2011		Year Ended December 31, 2010		Period from June 10, 2009 to December 31, 2009
	Pension Benefits	OPEB	Pension Benefits	OPEB	Pension Benefits	OPEB
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31:
Discount rate —ongoing benefits	4.84%	4.93%	5.33%	5.57%	5.54%	5.38%
Discount rate —VEBA Trust Note	N/A	N/A	N/A	N/A	N/A	11.69%
Rate of compensation increase	3.77%	2.70%	4.08%	4.50%	4.08%	4.50%

Weighted-Average Assumptions Used to Determine Periodic Costs:
Discount rate —ongoing benefits	5.33%	5.57%	5.54%	5.38%	6.60%	5.81%
Discount rate —VEBA Trust Note	N/A	N/A	N/A	N/A	N/A	21.02%
Expected return on plan assets	7.41%	—	7.41%	—	7.42%	7.50%
Rate of compensation increase	3.77%	2.70%	4.08%	4.50%	4.08%	4.50%

We currently sponsor OPEB plans in the U.S. and Canada only. The annual rate of increase in the per capita cost of covered U.S. health care benefits assumed for 2011 was 8.5 percent. The annual rate was assumed to decrease gradually to 5.0 percent after 2017 and remain at that level thereafter. The annual rate of increase in the per capita cost of covered Canadian health care benefits assumed for 2011 was 3.7 percent. The annual rate was assumed to remain at 3.7 percent thereafter.

The assumed health care cost trend rate has a significant effect on the amounts reported for postretirement health care and life insurance benefits. A one percentage point change in the assumed health care cost trend rate for U.S. and Canada combined would have the following effects as of December 31, 2011 (in millions of dollars):

	One Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$5	$(4)
Effect on postretirement benefit obligation	73	(63)

The expected long-term rate of return on plan assets assumption is developed using a consistent approach across all plans. This approach primarily considers various inputs from a range of advisors for long-term capital market returns, inflation, bond yields and other variables, adjusted for specific aspects of our investment strategy.

The discount rates for the plans were determined as of December 31 of each year. The rates are based on yields of high-quality (AA-rated or better) fixed income investments for which the timing and amounts of payments match the timing and amounts of the projected pension and postretirement health care, legal and life insurance benefit payments.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17. Employee Retirement and Other Benefits —Continued

Assumptions —Continued

In 2011, plan specific mortality tables, which also assume generational improvements, were actuarially developed using mortality experience from U.S. plans in 2005 through 2009. Generational improvements represent decreases in mortality rates over time based upon historical improvements in mortality and expected health care improvements. In August 2011, we received approval from the Internal Revenue Service for use of the plan specific mortality tables for funding for our U.S. plans effective January 1, 2012. We adopted the plan specific mortality tables with generational improvements for accounting purposes as of December 31, 2011. Mortality assumptions used in our Canadian benefit plans were also updated to reflect current and future mortality improvements. The change increased the U.S. pension, Canadian pension and OPEB obligations by approximately $879 million, $131 million and $10 million, respectively.

The fair values and yields of the VEBA Trust Note at June 10, 2009 and December 31, 2009 and the Canadian HCT Notes at December 31, 2010 were determined based on the estimated prices to transfer the notes to a market participant at the respective measurement dates, taking into account our non-performance risk and market conditions at those dates. The fair value of the VEBA Trust Note and the Canadian HCT Notes was estimated using a discounted cash flow methodology utilizing the contractual cash flows per the note agreements discussed in Note 11, Financial Liabilities, and a synthetic credit rating to estimate the non-performance risk associated with our debt instruments. Market observable data for discount rates reflecting the non-performance risk of the obligations was not available at the measurement dates. Appropriate discount rates were estimated by extrapolating market observable debt yields at the measurement dates. The discount rates used to estimate the fair value of the VEBA Trust Note, which has a final maturity date of July 2023, were 21.0 percent and 11.7 percent at June 10, 2009 and December 31, 2009, respectively. The change in discount rates was due to a significant improvement in the credit markets from June 10, 2009 to December 31, 2009. This improvement resulted in a significant decrease in the extrapolated yield curve used to estimate the fair value of the VEBA Trust Note. The discount rates used to estimate the fair value of the four Canadian HCT Notes ranged from 5.81 percent to 9.75 percent at December 31, 2010. These discount rates reflect the contractual payment terms and maturities of the Canadian HCT Notes, which, as discussed in Note 11, Financial Liabilities range from a final maturity of June 2012 for Tranche D to June 2024 for Tranches B and C. Generally, the non-performance risk of an obligation increases with the term of the obligation. As such, shorter-term obligations tend to have a lower non-performance risk, and therefore a lower discount rate than longer-term obligations, which is reflected in the range of rates used to fair value the Canadian HCT Notes and the VEBA Trust Note. Additionally, the discount rates used to measure the fair value of the Canadian HCT Notes as of December 31, 2010 reflect continued improvements in the extrapolated yield curve derived from observable market data as compared to December 31, 2009, which was the measurement date for the VEBA Trust Note.

The fair value of the VEBA Trust membership interests at June 10, 2009 and December 31, 2009 was determined using a discounted cash flow model that discounts the expected future cash flows of the Company by an estimated WACC and subtracting the face value of the Company’s debt at the measurement date. Key inputs used in the model included:

•	Annual projections through 2014 prepared by management that reflect the estimated after-tax cash flows a market participant would expect to generate from operating the business;

•

A terminal value which was determined using a growth model that applied a 2.0 percent long-term growth rate to our projected after-tax cash flows beyond 2014. The long-term growth rate was based on our internal projections as well as industry growth prospects;

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17. Employee Retirement and Other Benefits —Continued

Assumptions —Continued

•

The estimated after-tax WACC used as of June 10, 2009 and December 31, 2009 was 19.5 percent and 15.3 percent, respectively. The decrease in the WACC was primarily attributable to the improvements in the credit markets noted above, which resulted in a decrease in the estimated cost of debt; and

•	Projected worldwide factory shipments ranging from 1.6 million vehicles in 2010 to 2.8 million vehicles in 2014.

Refer to Note 2, Basis of Presentation and Significant Accounting Policies, and Note 14, Fair Value Measurements, for discussions of the principles applied to measure fair value.

Plan Assets

Our investment strategies and objectives for pension assets reflect a balance of liability-hedging and return-seeking considerations. Our investment objectives are to minimize the volatility of the value of the pension assets relative to the pension liabilities and to ensure pension assets are sufficient to pay plan obligations. Our objective of minimizing the volatility of assets relative to liabilities is addressed primarily through asset diversification, partial asset-liability matching and hedging. Assets are broadly diversified across many asset classes to achieve risk-adjusted returns that, in total, lower asset volatility relative to the liabilities. In order to minimize pension asset volatility relative to the pension liabilities, a portion of the pension plan assets are allocated to fixed income investments.

The weighted-average target asset allocations for all of our plan assets are currently 44 percent fixed income, 30 percent equity, 23 percent alternative investments and 3 percent other investments. Our policy, which rebalances investments regularly, ensures actual allocations are in line with target allocations as appropriate.

All assets are actively managed by external investment managers. Investment managers are not permitted to invest outside of the asset class or strategy for which they have been appointed. We use investment guidelines to ensure that investment managers invest solely within the mandated investment strategy. Certain investment managers use derivative financial instruments to mitigate the risk of changes in interest rates and foreign currencies impacting the fair values of certain investments. Derivative financial instruments may also be used in place of physical securities when it is more cost effective and/or efficient to do so.

Sources of potential risks in the pension plan assets relate to market risk, interest rate risk and operating risk. Market risk is mitigated by diversification strategies and, as a result, there are no significant concentrations of risk in terms of sector, industry, geography, market capitalization, manager or counterparty. Interest rate risk is mitigated by partial asset-liability matching. Our fixed income target asset allocation partially matches the bond-like and long-dated nature of the pension liabilities. Interest rate increases generally will result in a decline in fixed income assets while reducing the present value of the liabilities. Conversely, interest rate decreases will increase fixed income assets, partially offsetting the related increase in the liabilities. Operating risks are mitigated through ongoing oversight of external investment managers’ style adherence, team strength, firm health and internal controls.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17. Employee Retirement and Other Benefits —Continued

Plan Assets —Continued

The fair values of our pension plan assets as of December 31 by asset class were as follows (in millions of dollars):

	2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Pension plan assets:
Cash and cash equivalents	$549	$186	$—	$735
Equity securities:
U.S. companies	2,633	6	1	2,640
Non-U.S. companies	2,170	—	—	2,170
Commingled funds	110	1,223	—	1,333
Fixed income securities:			—
Government securities	2,030	2,593	—	4,623
Corporate bonds	—	4,906	—	4,906
Convertible and high yield bonds	—	674	—	674
Other fixed income	—	909	—	909
Other investments:
Private equity funds	—	—	2,760	2,760
Real estate funds	—	1,108	512	1,620
Hedge funds	—	1,551	976	2,527
Insurance contracts	—	483	—	483
Other	(8)	7	17	16

	$7,484	$13,646	$4,266	$25,396

Other Assets (Liabilities):
Cash and cash equivalents				2
Accounts receivable				135
Accounts payable				(89)

Total fair value of pension assets				$25,444

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17. Employee Retirement and Other Benefits —Continued

Plan Assets —Continued

	2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Pension plan assets:
Cash and cash equivalents	$20	$611	$—	$631
Equity securities:
U.S. companies	2,857	14	—	2,871
Non-U.S. companies	2,531	—	—	2,531
Commingled funds	130	1,440	—	1,570
Fixed income securities:			—
Government securities	1,047	3,569	—	4,616
Corporate bonds	—	4,684	—	4,684
Convertible and high yield bonds	—	855	—	855
Other fixed income	—	488	—	488
Other investments:
Private equity funds	—	—	2,826	2,826
Real estate funds	—	994	509	1,503
Hedge funds	—	1,600	1,141	2,741
Insurance contracts	—	434	—	434
Other	(21)	26	16	21

	$6,564	$14,715	$4,492	$25,771

Other Assets (Liabilities):
Cash and cash equivalents				4
Accounts receivable				1,221
Accounts payable				(1,131)

Total fair value of pension assets				$25,865

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17. Employee Retirement and Other Benefits —Continued

Plan Assets —Continued

A reconciliation of Level 3 pension plan assets held by us was as follows (in millions of dollars):

	Year Ended December 31, 2011
	January 1, 2011	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Purchases, Issuances and Settlements	Transfers Into (Out of) Level 3		December 31, 2011
Equity securities:
U.S. companies	$—	$1	$—	$—	$—		$1
Fixed income securities:
Convertible and high yield bonds	—	—	—	—	—		—
Other investments:
Private equity funds	2,826	53	(30)	(89)	—		2,760
Real estate funds	509	(14)	27	(10)	—		512
Hedge funds	1,141	(45)	5	(125)	—		976
Other	16	(2)	(2)	2	3		17

Total	$4,492	$(7)	$—	$(222)	$3		$4,266

	Year Ended December 31, 2010
	January 1, 2010	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Purchases, Issuances and Settlements	Transfers Into (Out of) Level 3		December 31, 2010
Equity securities:
Non-U.S. companies	$2	$(1)	$(1)	$—	$—		$—
Fixed income securities:
Convertible and high yield bonds	3	—	—	(3)	—		—
Other investments:
Private equity funds	2,330	263	(5)	238	—		2,826
Real estate funds	1,083	25	121	67	(787)	(1)	509
Hedge funds	1,048	104	4	(15)	—		1,141
Other	20	—	(3)	(1)	—		16

Total	$4,486	$391	$116	$286	$(787)		$4,492

(1)	During 2010, investments in real estate funds valued at approximately $787 million were transferred from Level 3 to Level 2. At December 31, 2009, these funds were classified as Level 3 due to restrictions on the redemption of these funds. During 2010, the restrictions on the redemptions were removed and the funds were transferred to Level 2 accordingly.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17. Employee Retirement and Other Benefits —Continued

Plan Assets —Continued

	Period from June 10, 2009 to December 31, 2009
	June 10, 2009	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Purchases, Issuances and Settlements	Transfers Into (Out of) Level 3	December 31, 2009
Equity securities:
Non-U.S. companies	$—	$—	$—	$2	$—	$2
Fixed income securities:
Corporate bonds	2	—	—	(2)	—	—
Convertible and high yield bonds	5	1	—	(3)	—	3
Other investments:
Private equity funds	1,961	323	(14)	60	—	2,330
Real estate funds	1,240	(182)	—	25	—	1,083
Hedge funds	1,167	147	(49)	(217)	—	1,048
Other	29	(7)	2	(4)	—	20

Total	$4,404	$282	$(61)	$(139)	$—	$4,486

In 2011, we withdrew the remaining $37 million of VEBA plan assets.

The fair values of our other postretirement health care and life insurance benefit plan assets as of December 31, 2010 by asset class were as follows (in millions of dollars):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$—	$37	$—	$37

Total	$—	$37	$—	$37

Plan assets are recognized and measured at fair value in accordance with the accounting guidance related to fair value measurements, which specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2 and 3). A variety of inputs are used, including independent pricing vendors, third party appraisals, and fund net asset value (“NAV”) provided by the investment manager or a third party administrator. Plan assets valued using NAV are classified as Level 3 if redemption at the measurement date is not available. Transfers into and out of fair value hierarchy levels are recognized as of the end of the reporting period. Refer to Note 2, Basis of Presentation and Significant Accounting Policies, for a discussion of the fair value hierarchy.

Cash and cash equivalents are primarily invested in short-term, high quality government securities and are valued at their outstanding balances, which approximate fair value.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17. Employee Retirement and Other Benefits —Continued

Plan Assets —Continued

Equity investments are comprised broadly of U.S., developed international and emerging market equity securities and are generally valued using quoted market prices. Commingled funds, which include common collective trust funds, mutual funds and other investment entities, are valued at their NAV, which is based on the percentage ownership interest in the fair value of the underlying assets.

Fixed income investments are comprised primarily of long-duration U.S. Treasury and global government bonds, as well as U.S., developed international and emerging market companies’ debt securities diversified by sector, geography and through a wide range of market capitalizations. Fixed income securities are valued using quoted market prices. If quoted market prices are not available, prices for similar assets and matrix pricing models are used.

Other investments include private equity, real estate and hedge funds which are generally valued based on the NAV. Private equity investments include those in limited partnerships that invest primarily in operating companies that are not publicly traded on a stock exchange. Our private equity investment strategies include leveraged buyouts, venture capital, mezzanine and distressed investments. Real estate investments include those in limited partnerships that invest in various commercial and residential real estate projects both domestically and internationally. Hedge fund investments include those seeking to maximize absolute returns using a broad range of strategies to enhance returns and provide additional diversification. Investments in limited partnerships are valued at the NAV, which is based on audited financial statements of the funds when available, with adjustments to account for partnership activity and other applicable valuation adjustments.

Contributions and Payments

In connection with the 363 Transaction, we acquired a $600 million receivable from Daimler to fund contributions to our U.S. pension plans. This receivable was paid to us in three equal installments of $200 million in June 2009, 2010 and 2011.

Employer contributions to our funded pension plans are expected to be approximately $641 million in 2012, of which discretionary contributions of $259 million will be made to the U.S. plans and $8 million and $359 million will be made to our U.S. and Canadian plans, respectively, to satisfy minimum funding requirements. Employer contributions to our unfunded pension and OPEB plans are expected to be $10 million and $192 million, respectively, in 2012, which represents the expected benefit payments to participants.

Estimated future pension and OPEB benefits payments, and the Medicare Prescription Drug Improvement and Modernization Act of 2003 subsidy (“Medicare Part D Subsidy”) expected to be received for the next ten years were as follows (in millions of dollars):

	Pension Benefits	OPEB	Medicare Part D Subsidy Receipts
2012	$2,342	$192	$4
2013	2,279	190	4
2014	2,232	185	4
2015	2,188	180	4
2016	2,147	179	4
2017 – 2021	10,326	872	19

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17. Employee Retirement and Other Benefits —Continued

Contributions and Payments —Continued

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively the “Acts”) were enacted. The primary focus of the Acts is to significantly reform health care in the U.S., however several provisions of the Acts do not take effect for several years. Based on our ongoing assessments, we do not believe that the Acts will have a significant impact on our future period financial results.

Note 18. Other Transactions with Related Parties

We engage in transactions with unconsolidated subsidiaries, associated companies and other related parties on commercial terms that are normal in the respective markets, considering the characteristics of the goods or services involved.

VEBA Trust

As of December 31, 2011, the VEBA Trust had a 41.5 percent fully-diluted ownership interest in the Company, which takes into account the dilutive effect that will result from our achievement of the third and final Class B Event. Interest expense on the VEBA Trust Note totaled $432 million, $420 million and $233 million for the years ended December 31, 2011 and 2010 and for the period from June 10, 2009 to December 31, 2009, respectively. Interest expense on the VEBA Trust Note is included in Interest Expense in the accompanying Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and Selling, Administrative and Other Expenses for the period from June 10, 2009 to December 31, 2009, in accordance with the classification of the VEBA Trust Note during the applicable periods.

Refer to Note 11, Financial Liabilities, and Note 17, Employee Retirement and Other Benefits, for further discussion of the VEBA Trust and VEBA Trust Note. Refer to Note 24, Subsequent Events, for additional information regarding events that have occurred subsequent to December 31, 2011 related to our members’ ownership interests.

Fiat

Ownership Interest

As of December 31, 2011, Fiat had a 53.5 percent fully-diluted ownership interest in the Company, of which 20 percent was obtained in connection with the 363 Transaction in exchange for rights to intellectual property. Fiat’s ownership interest increased 5 percent on a fully-diluted basis in January 2011 upon our achievement of the Technology Event, one of three Class B Events outlined in our LLC Operating Agreement. The Technology Event was achieved as a result of us delivering an irrevocable commitment letter to the U.S. Treasury stating that we had received the appropriate governmental approvals to begin commercial production of our Fully Integrated Robotised Engine in our Dundee, Michigan facility. In April 2011, Fiat’s ownership interest increased an additional 5 percent on a fully-diluted basis when we delivered a notice to the U.S. Treasury confirming that we had achieved the Non-NAFTA Distribution Event as outlined in our LLC Operating Agreement, under which we attained certain metrics relating to revenue and expansion of sales outside of North America.

On May 24, 2011, and concurrent with the repayment of our U.S. Treasury and EDC credit facilities, Fiat exercised its incremental equity call option and acquired an additional 16 percent fully-diluted ownership interest in the Company pursuant to the terms of our LLC Operating Agreement. We received the entire exercise price of

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18. Other Transactions with Related Parties —Continued

Fiat —Continued

Ownership Interest —Continued

$1,268 million in cash, increasing our contributed capital by the proceeds received, and we issued new Class A Membership Interests to Fiat. Refer to Note 11, Financial Liabilities, for information related to our refinancing transaction and the repayment of our U.S. Treasury and EDC credit facilities.

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

On July 21, 2011, Fiat also acquired the U.S. Treasury’s rights under the equity recapture agreement between the U.S. Treasury and the VEBA Trust for $75 million, of which $15 million was paid to the Canadian Government pursuant to a separate arrangement between the U.S. Treasury and the Canadian Government. The equity recapture agreement provides Fiat the rights to the economic benefit associated with the membership interests held by the VEBA Trust once the VEBA Trust receives proceeds, including certain distributions, in excess of $4.25 billion plus 9.0 percent per annum from January 1, 2010 (“Threshold Amount”). Once the VEBA Trust receives the Threshold Amount, any additional proceeds payable to the VEBA Trust for the Company membership interests and any membership interests retained by the VEBA Trust are to be transferred to Fiat for no further consideration.

Fiat’s ownership interest will increase by an additional 5 percent on a fully-diluted basis upon our achievement of the Ecological Event, the last of the Class B Events, which requires the development of a vehicle based on a Fiat platform or vehicle technology that has a verified unadjusted combined fuel economy of at least 40 miles per gallon and our irrevocable commitment to begin assembly of such a vehicle in commercial quantities in a production facility in the U.S. Taking into account the effects of dilution from the Ecological Event, Fiat will then own 58.5 percent of our outstanding equity.

Refer to Note 24, Subsequent Events, for additional information regarding events that have occurred subsequent to December 31, 2011 related to the Ecological Event and our members’ ownership interests.

Industrial Alliance

Pursuant to our master industrial agreement with Fiat, we established an industrial alliance pursuant to which we collaborate with Fiat on a number of fronts, including product and platform sharing and development, global distribution, procurement, information technology infrastructure and process improvement. The alliance is comprised of various commercial arrangements entered into pursuant to the master industrial agreement. As part of the alliance, we manufacture vehicles for Fiat to distribute and sell in countries outside of North America. In addition, as part of the alliance, we also have access to certain of Fiat’s platforms, vehicles, products and technology. We are obligated to make royalty payments to Fiat related to the intellectual property that was contributed to us by Fiat. The royalty payments are calculated based on a percentage of the material cost of the vehicle, or portion of the vehicle or component, in which we utilize the Fiat intellectual property. In addition, we have agreed to share costs related to certain engineering and development activities and will reimburse each other for costs in excess of the agreed upon cost sharing arrangement. We have also entered into other transactions with Fiat, including the purchase of goods and services in the ordinary course of business.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18. Other Transactions with Related Parties —Continued

Fiat —Continued

Industrial Alliance —Continued

In 2010, Fiat assumed the management of our distribution and sales operations in select European countries and in June 2011, Fiat became the general distributor of our vehicles and service parts in Europe, selling our products through a network of newly appointed dealers. By 2011, we had become the exclusive distributor of Fiat brand vehicles and service parts throughout North America.

The following summarizes our transactions with Fiat (in millions of dollars):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from June 10, 2009 to December 31, 2009
Sales of vehicles, parts and/or services provided to Fiat	$2,162	$449	$—
Purchases of vehicles, parts and/or services from Fiat	800	293	41
Purchases capitalized in property, plant and equipment, net and other intangible assets, net	116	110	20
Reimbursements to Fiat recognized (1)	25	17	16
Reimbursements from Fiat recognized (1)	78	36	10
Royalty fees incurred for intellectual property contributed by Fiat (2)	2	—	—
Interest expense on financial resources provided by Fiat	1	—	—

(1)	Includes reimbursements recognized for costs related to shared engineering and development activities performed under the product and platform sharing agreement that is part of our industrial alliance.
(2)	Production utilizing the intellectual property began in December 2010.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18. Other Transactions with Related Parties —Continued

U.S. Treasury —Continued

In March 2010, we repaid, in full, the $123 million outstanding on a loan facility provided by the U.S. Treasury to Receivables SPV related to the Auto Supplier Support Program. In April 2010, the Auto Supplier Support Program expired and, in accordance with the terms of the agreement, we paid the U.S. Treasury a $40 million exit fee associated with the program, as well as $5 million, which represented 50 percent of the residual equity of Receivables SPV. Refer to Note 3, Variable Interest Entities, for additional information related to Receivables SPV.

In July 2009, we repaid $280 million plus all accrued interest outstanding on a loan provided by the U.S. Treasury in connection with the Warranty Commitment Program, which was facilitated by Chrysler Warranty SPV LLC (“Warranty SPV”). The Warranty Commitment Program was established by the U.S. Government to ensure warranty claims submitted to domestic automakers would be paid to consumers regardless of the automakers’ existence. The Warranty Commitment Program was terminated in July 2009 and Warranty SPV was dissolved in December 2009.

Interest expense on financial resources provided by the U.S. Treasury totaled $229 million, $582 million and $313 million for the years ended December 31, 2011 and 2010 and for the period from June 10, 2009 to December 31, 2009, respectively. Interest expense included PIK interest of $27 million, $68 million and $310 million for the years ended December 31, 2011 and 2010 and for the period from June 10, 2009 to December 31, 2009, respectively, of which $17 million, $68 million and $310 million, respectively, was capitalized as additional debt in accordance with the loan agreements. Refer to Note 11, Financial Liabilities, for additional information.

Related Party Summary

Amounts due from and to related parties as of December 31 were as follows (in millions of dollars):

	2011
	VEBA Trust	Fiat and Related Parties	Other	Total
Amounts due from related parties (included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets)	$—	$978	$12	$990

Amounts due to related parties (included in Accrued Expenses and Other Liabilities)	$220	$374	$7	$601
Financial liabilities to related parties (included in Financial Liabilities)	4,193	—	5	4,198

Total due to related parties	$4,413	$374	$12	$4,799

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18. Other Transactions with Related Parties —Continued

Related Party Summary —Continued

	2010
	VEBA Trust	Fiat and Related Parties	U.S. Treasury	Other	Total
Amounts due from related parties (included in Prepaid Expenses and Other Assets)	$—	$227	$—	$14	$241

Amounts due to related parties (included in Trade Liabilities and Accrued Expenses and Other Liabilities)	$214	$100	$1	$7	$322
Financial liabilities to related parties (included in Financial Liabilities)	4,018	—	5,696	—	9,714

Total due to related parties	$4,232	$100	$5,697	$7	$10,036

Amounts included in “Other” above relate to balances with related unconsolidated companies as a result of transactions in the ordinary course of business.

Note 19. Geographic Information

Revenues, net are allocated to geographic areas based on the customer location. Long-lived assets consist of property, plant and equipment (refer to Note 6) and equipment on operating leases (refer to Note 7), net of accumulated depreciation and amortization. Revenues, net and long-lived assets by geographic area were as follows (in millions of dollars):

Revenues, net:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from June 10, 2009 to December 31, 2009
North America:
United States	$37,972	$28,369	$11,215
Canada	7,196	6,539	3,082
Mexico	1,881	1,634	934

Total North America	47,049	36,542	15,231
Rest of World	7,932	5,404	2,479

Total	$54,981	$41,946	$17,710

Long-lived assets:

	December 31, 2011	December 31, 2010
North America:
United States	$10,980	$10,442
Canada	1,873	2,479
Mexico	2,421	2,289

Total North America	15,274	15,210
Rest of World	112	142

Total	$15,386	$15,352

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 20. Restructuring Actions

In connection with the 363 Transaction, we assumed certain liabilities related to specific restructuring actions commenced by Old Carco. These liabilities represented costs for workforce reduction actions related to our represented and non-represented hourly and salaried workforce, as well as specific contractual liabilities assumed for other costs, including supplier cancellation claims.

Key initiatives for Old Carco’s restructuring actions included workforce reductions, elimination of excess production capacity, refinements to its product portfolio and restructuring of international distribution operations. To eliminate excess production capacity, Old Carco eliminated manufacturing work shifts, reduced line speeds at certain manufacturing facilities, adjusted volumes at stamping and powertrain facilities and idled certain manufacturing plants. Old Carco’s restructuring actions also included the cancellation of five existing products from its portfolio, discontinued development on certain previously planned product offerings and the closure of certain parts distribution centers in the U.S. and Canada. We will continue to execute the remaining actions under Old Carco’s restructuring initiatives over the next year. The remaining actions principally include the completion of the activities associated with the idling of three manufacturing facilities and the restructuring of our international distribution operations, the plans of which have been refined, including the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization. Refer to Note 18, Other Transactions with Related Parties, for additional information. Costs associated with these remaining actions include, but are not limited to: employee severance, relocations, legal claims, and other international dealer network related costs. The remaining workforce reductions will affect represented and non-represented hourly and salaried employees and will be achieved through a combination of retirements, special programs, attrition and involuntary separations.

We recorded charges, net of discounting, of $51 million, $273 million and $39 million for the years ended December 31, 2011 and 2010 and for the period from June 10, 2009 to December 31, 2009, respectively. During the year ended December 31, 2011, the charges primarily included costs associated with employee relocations and plant deactivations for previously announced restructuring initiatives, as well as other transition costs of $20 million resulting from the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization. During the year ended December 31, 2010, the charges primarily related to costs resulting from the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization, which included, but were not limited to, workforce reductions, contract cancellations and legal claim costs, as well as other transition costs of $35 million. The charges also related to costs associated with workforce reductions and plant deactivations for previously announced restructuring initiatives. During the period from June 10, 2009 to December 31, 2009, the charges related to costs associated with workforce reductions and plant deactivation costs.

We made refinements to existing reserve estimates resulting in net reductions of $48 million, $227 million and $8 million for the years ended December 31, 2011 and 2010 and for the period from June 10, 2009 to December 31, 2009, respectively. During the year ended December 31, 2011, the adjustments related to decreases in the expected workforce reduction costs, as well as legal and supplier cancellation claim reserves as a result of management’s adequacy reviews. These reviews took into consideration the status of the restructuring actions and the estimated costs to complete the actions. During the year ended December 31, 2010, the reserve adjustments were primarily the result of the cancellation of a previously announced plant closure. During 2010, we announced that our Sterling Heights, Michigan assembly plant, which was scheduled to close after 2012, would remain open in connection with the granting of certain tax incentives by local and state governments. The adjustments also related to decreases in supplier cancellation claim reserves as a result of the settlement of certain claims and a net decrease in the expected workforce reduction costs as a result of management’s

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 20. Restructuring Actions —Continued

adequacy reviews. During the period from June 10, 2009 to December 31, 2009, the reserve adjustments principally represented a net decrease in the expected workforce reduction costs as a result of management’s adequacy reviews.

The restructuring charges, reserve adjustments and interest accretion are included in Restructuring Expenses, Net in the accompanying Consolidated Statements of Operations and would have otherwise been reflected in Cost of Sales.

Additional charges of approximately $4 million related to employee relocations are expected to be recognized during 2012. We anticipate that the total costs we will incur related to these restructuring activities, including the initial assumption of the $554 million obligation from Old Carco, will be $597 million, including $367 million related to employee termination benefits and $230 million of other costs. We expect to make payments of approximately $154 million during 2012.

Restructuring reserves are included in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets. The following summarizes the restructuring reserves activity (in millions of dollars):

	Year Ended December 31, 2011			Year Ended December 31, 2010			Period from June 10, 2009 to December 31, 2009
	Workforce Reductions	Other	Total	Workforce Reductions	Other	Total	Workforce Reductions	Other	Total
Balance at beginning of period	$79	$160	$239	$343	$38	$381	$472	$82	$554
Charges	15	16	31	76	162	238	21	18	39
Adjustments to reserve estimates	(9)	(39)	(48)	(213)	(14)	(227)	(6)	(2)	(8)
Payments	(38)	(10)	(48)	(120)	(25)	(145)	(112)	(59)	(171)
Amounts recognized and transferred to employee benefit plans	(10)	—	(10)	(19)	—	(19)	(34)	—	(34)
Interest accretion	—	—	—	2	—	2	3	—	3
Other, including currency translation	(8)	(6)	(14)	10	(1)	9	(1)	(1)	(2)

Balance at end of period	$29	$121	$150	$79	$160	$239	$343	$38	$381

Note 21. Venezuelan Currency Devaluation

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

Prior to January 1, 2010, the official exchange rate was 2.15 bolivar fuerte (“BsF”) per USD. In January 2010, the Venezuelan government devalued the BsF relative to the USD from the official rate of 2.15 BsF per USD to a dual-rated system regulated by the CADIVI. The dual-rate included (i) an essential rate of 2.60 BsF per USD for food, technology and other items, such as our car kits, and (ii) a nonessential rate of 4.30 BsF per USD for all other transactions. As a result of this devaluation, we recorded a foreign currency translation loss of $20 million in the first quarter of 2010. On December 30, 2010, a further devaluation of the BsF was announced, eliminating the essential rate of 2.60 BsF per USD and requiring all CADIVI-approved transactions, including transactions that were pending CADIVI approval prior to the announcement, to

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 21. Venezuelan Currency Devaluation —Continued

occur at the previous nonessential rate of 4.30 BsF per USD. The new rate was declared effective as of January 1, 2011. The nonessential rate remained unchanged. However, as a result of the announced devaluation of the essential rate on December 30, 2010, we remeasured all BsF denominated balances as of December 31, 2010 using the new rate of 4.30 BsF per USD. The remeasurement resulted in a loss of $80 million. No additional events have occurred during 2011 which would further impact the BsF to USD exchange rate.

As of December 31, 2011 and 2010, the net monetary assets of CdV denominated in BsF were 1,167 million ($271 million USD) and 348 million ($81 million USD), respectively, which included cash and cash equivalents denominated in BsF of 1,253 million ($291 million USD) and 651 million ($151 million USD), respectively.

Note 22. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements

On May 24, 2011, we entered into an indenture with CG Co-Issuer, certain of our U.S. subsidiaries (the “Guarantors”) and Wilmington Trust FSB, as trustee and Citibank, N.A. as collateral agent, paying agent, registrar and authenticating agent, pursuant to which we issued the Notes. Refer to Note 11, Financial Liabilities, for additional information related to the Notes.

CG Co-Issuer was formed as a special purpose finance subsidiary to facilitate the offering of the Notes and the New Notes. CG Co-Issuer does not have any operations, assets, liabilities (other than the Notes) or revenues. Each of the Guarantors is a wholly-owned subsidiary of Chrysler Group LLC (the “Parent”). Each of the Guarantors fully and unconditionally guarantees the Notes on a joint and several basis. CG Co-Issuer and each of the Guarantors also guarantee the Senior Credit Facilities. Refer to Note 11, Financial Liabilities, for additional information related to the Senior Credit Facilities.

The following condensed consolidating financial statements present financial data for (i) the Parent; (ii) the combined Guarantors; (iii) the combined Non-Guarantors (all subsidiaries that are Non-Guarantors); (iv) consolidating adjustments to arrive at the information for the Parent, Guarantors and Non-Guarantors on a consolidated basis; and (v) the consolidated financial results for Chrysler Group LLC.

Investments in subsidiaries are accounted for by the Parent and Guarantors using the equity method for this presentation. Results of operations of subsidiaries are therefore classified in the Parent’s and Guarantors’ investments in subsidiaries accounts. The consolidating adjustments set forth in the following condensed consolidating financial statements eliminate investments in subsidiaries, as well as intercompany balances, transactions, income and expense between the Parent, Guarantors and Non-Guarantors.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 22. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Statements of Operations (in millions of dollars):

	Year Ended December 31, 2011
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$55,616	$6,282	$31,829	$(38,746)	$54,981
Cost of sales	48,839	6,322	30,010	(38,749)	46,422

GROSS MARGIN	6,777	(40)	1,819	3	8,559
Selling, administrative and other expenses	3,745	158	582	266	4,751
Research and development expenses, net	1,648	—	26	—	1,674
Restructuring (income) expenses, net	12	(8)	(1)	—	3
Interest expense	1,067	3	225	(57)	1,238
Interest income	(14)	(1)	(24)	—	(39)
Loss on extinguishment of debt	170	—	381	—	551

INCOME (LOSS) BEFORE INCOME TAXES	149	(192)	630	(206)	381
Income tax expense	15	—	181	2	198
Equity in net (income) loss of subsidiaries	(49)	(26)	—	75	—

NET INCOME (LOSS)	$183	$(166)	$449	$(283)	$183

	Year Ended December 31, 2010
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$41,537	$3,658	$26,533	$(29,782)	$41,946
Cost of sales	36,770	3,522	25,380	(29,786)	35,886

GROSS MARGIN	4,767	136	1,153	4	6,060
Selling, administrative and other expenses	2,891	127	614	165	3,797
Research and development expenses, net	1,480	—	20	—	1,500
Restructuring (income) expenses, net	(157)	206	(1)	—	48
Interest expense	1,073	5	241	(43)	1,276
Interest income	(19)	(1)	(28)	—	(48)

INCOME (LOSS) BEFORE INCOME TAXES	(501)	(201)	307	(118)	(513)
Income tax expense	5	—	134	—	139
Equity in net (income) loss of subsidiaries	146	(26)	—	(120)	—

NET INCOME (LOSS)	$(652)	$(175)	$173	$2	$(652)

	Period from June 10, 2009 to December 31, 2009
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$16,578	$1,211	$12,426	$(12,505)	$17,710
Cost of sales	15,537	1,347	11,687	(12,460)	16,111

GROSS MARGIN	1,041	(136)	739	(45)	1,599
Selling, administrative and other expenses	3,869	85	355	27	4,336
Research and development expenses, net	609	4	13	—	626
Restructuring (income) expenses, net	37	—	(3)	—	34
Interest expense	369	4	120	(23)	470
Interest income	(70)	(4)	(37)	—	(111)

INCOME (LOSS) BEFORE INCOME TAXES	(3,773)	(225)	291	(49)	(3,756)
Income tax expense	12	3	18	(4)	29
Equity in net (income) loss of subsidiaries	—	(14)	—	14	—

NET INCOME (LOSS)	$(3,785)	$(214)	$273	$(59)	$(3,785)

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 22. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Balance Sheets (in millions of dollars):

	December 31, 2011
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$7,405	$322	$1,874	$—	$9,601
Restricted cash	102	—	4	—	106
Trade receivables, net	321	253	271	—	845
Inventories	2,812	60	1,685	(191)	4,366
Prepaid expenses and other assets
Due from subsidiaries	—	—	826	(826)	—
Other	318	893	392	—	1,603
Deferred taxes	—	—	23	2	25

TOTAL CURRENT ASSETS	10,958	1,528	5,075	(1,015)	16,546
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	9,177	619	4,313	(144)	13,965
Equipment on operating leases, net	893	274	254	—	1,421

TOTAL PROPERTY AND EQUIPMENT	10,070	893	4,567	(144)	15,386
OTHER ASSETS:
Advances to related parties and other financial assets
Due from subsidiaries	852	—	33	(885)	—
Other	47	—	9	—	56
Investment in subsidiaries	1,956	97	—	(2,053)	—
Restricted cash	343	—	12	—	355
Goodwill	1,361	—	—	—	1,361
Other intangible assets, net	3,258	27	1,042	(956)	3,371
Prepaid expenses and other assets	297	6	118	—	421
Deferred taxes	—	—	47	—	47

TOTAL OTHER ASSETS	8,114	130	1,261	(3,894)	5,611

TOTAL ASSETS	$29,142	$2,551	$10,903	$(5,053)	$37,543

CURRENT LIABILITIES:
Trade liabilities	$6,177	$167	$2,222	$—	$8,566
Accrued expenses and other liabilities
Due to subsidiaries	1,167	623	—	(1,790)	—
Other	5,280	155	2,272	—	7,707
Current maturities of financial liabilities
Due to subsidiaries	26	—	—	(26)	—
Other	91	—	139	—	230
Deferred revenue	998	76	97	—	1,171
Deferred taxes	—	—	73	—	73

TOTAL CURRENT LIABILITIES	13,739	1,021	4,803	(1,816)	17,747
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	10,260	185	2,313	—	12,758
Financial liabilities
Due to subsidiaries	—	230	—	(230)	—
Other	10,711	—	1,633	—	12,344
Deferred revenue	439	58	156	—	653
Deferred taxes	28	—	44	4	76

TOTAL LONG-TERM LIABILITIES	21,438	473	4,146	(226)	25,831
MEMBERS’ INTEREST (DEFICIT):
Membership interests	—	—	409	(409)	—
Contributed capital	2,657	1,643	1,927	(3,570)	2,657
Accumulated income (losses)	(4,254)	(586)	557	29	(4,254)
Accumulated other comprehensive loss	(4,438)	—	(939)	939	(4,438)

TOTAL MEMBERS’ INTEREST (DEFICIT)	(6,035)	1,057	1,954	(3,011)	(6,035)

TOTAL LIABILITIES AND MEMBERS’ INTEREST (DEFICIT)	$29,142	$2,551	$10,903	$(5,053)	$37,543

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 22. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

	December 31, 2010
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$4,871	$81	$2,395	$—	$7,347
Restricted cash	131	—	173	—	304
Trade receivables, net	267	137	415	—	819
Inventories	2,150	139	1,544	(186)	3,647
Prepaid expenses and other assets
Due from subsidiaries	—	440	392	(832)	—
Other	490	218	1,465	—	2,173
Deferred taxes	—	—	26	4	30

TOTAL CURRENT ASSETS	7,909	1,015	6,410	(1,014)	14,320
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	9,195	582	4,192	(152)	13,817
Equipment on operating leases, net	404	260	871	—	1,535

TOTAL PROPERTY AND EQUIPMENT	9,599	842	5,063	(152)	15,352
OTHER ASSETS:
Advances to related parties and other financial assets
Due from subsidiaries	—	—	99	(99)	—
Other	136	2	16	—	154
Investment in subsidiaries	2,905	71	—	(2,976)	—
Restricted cash	355	—	12	—	367
Goodwill	1,361	—	—	—	1,361
Other intangible assets, net	3,365	29	1,088	(978)	3,504
Prepaid expenses and other assets	245	3	104	—	352
Deferred taxes	—	—	39	—	39

TOTAL OTHER ASSETS	8,367	105	1,358	(4,053)	5,777

TOTAL ASSETS	$25,875	$1,962	$12,831	$(5,219)	$35,449

CURRENT LIABILITIES:
Trade liabilities	$5,098	$226	$1,704	$—	$7,028
Accrued expenses and other liabilities
Due to subsidiaries	922	—	—	(922)	—
Other	4,527	139	2,928	—	7,594
Current maturities of financial liabilities
Due to subsidiaries	—	—	114	(114)	—
Other	2,139	—	619	—	2,758
Deferred revenue	678	107	103	—	888
Deferred taxes	—	—	85	—	85

TOTAL CURRENT LIABILITIES	13,364	472	5,553	(1,036)	18,353
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	8,220	165	1,576	—	9,961
Financial liabilities
Due to subsidiaries	249	69	—	(318)	—
Other	8,084	—	2,889	—	10,973
Deferred revenue	424	22	134	—	580
Deferred taxes	23	—	19	29	71

TOTAL LONG-TERM LIABILITIES	17,000	256	4,618	(289)	21,585
MEMBERS’ INTEREST (DEFICIT):
Membership interests	—	—	292	(292)	—
Contributed capital	1,399	1,643	2,045	(3,688)	1,399
Accumulated income (losses)	(4,437)	(410)	326	84	(4,437)
Accumulated other comprehensive income (loss)	(1,451)	1	(3)	2	(1,451)

TOTAL MEMBERS’ INTEREST (DEFICIT)	(4,489)	1,234	2,660	(3,894)	(4,489)

TOTAL LIABILITIES AND MEMBERS’ INTEREST (DEFICIT)	$25,875	$1,962	$12,831	$(5,219)	$35,449

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 22. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Statements of Cash Flows (in millions of dollars):

	Year Ended December 31, 2011
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,931	$231	$1,860	$(1,419)	$4,603

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(2,000)	(127)	(882)	—	(3,009)
Proceeds from disposals of property, plant and equipment	7	13	15	—	35
Proceeds from disposals of equipment on operating leases	—	(19)	688	—	669
Change in restricted cash	41	—	174	—	215
Change in loans and notes receivable	4	—	2	—	6
Proceeds from USDART	96	—	—	—	96
Changes in investments in subsidiaries	2	—	—	(2)	—
Other	18	—	—	—	18

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,832)	(133)	(3)	(2)	(1,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of U.S. Treasury first lien credit facilities	(5,460)	—	—	—	(5,460)
Repayment of Export Development Canada credit facilities	—	—	(1,723)	—	(1,723)
Proceeds from Secured Senior Notes	3,160	—	—	—	3,160
Proceeds from Tranche B Term Loan	2,933	—	—	—	2,933
Repayment of Tranche B Term Loan	(15)	—	—	—	(15)
Proceeds from Mexican development banks loans	—	—	217	—	217
Repayments of Gold Key Lease financing	—	—	(584)	—	(584)
Repayment of Canadian Health Care Trust Notes	—	—	(26)	—	(26)
Repayment of Auburn Hills Headquarters loan	—	—	(13)	—	(13)
Net repayment of other financial liabilities	(74)	—	(7)	—	(81)
Debt issuance costs	(67)	—	(5)	—	(72)
Proceeds from Fiat’s incremental equity call option exercise	1,268	—	—	—	1,268
Distribution for state tax withholding obligations on behalf of certain members	(9)	—	—	—	(9)
Dividends issued to subsidiaries	—	(10)	(218)	228	—
Return of capital from subsidiaries	—	—	(2)	2	—
Net increase (decrease) in loans to subsidiaries	(1,301)	153	(43)	1,191	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	435	143	(2,404)	1,421	(405)

Effect of exchange rate changes on cash and cash equivalents	—	—	26	—	26
Net change in cash and cash equivalents	2,534	241	(521)	—	2,254
Cash and cash equivalents at beginning of period	4,871	81	2,395	—	7,347

Cash and cash equivalents at end of period	$7,405	$322	$1,874	$—	$9,601

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 22. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

	Year Ended December 31, 2010
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,568	$98	$985	$(456)	$4,195

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(1,545)	(158)	(682)	—	(2,385)
Proceeds from disposals of property, plant and equipment	11	—	2	—	13
Proceeds from disposals of equipment on operating leases	—	(19)	1,128	—	1,109
Change in restricted cash	(132)	—	192	—	60
Change in loans and notes receivable	2	—	34	—	36

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,664)	(177)	674	—	(1,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mexican development banks loan	—	—	400	—	400
Proceeds from Gold Key Lease financing	—	—	266	—	266
Repayments of Gold Key Lease financing	—	—	(1,903)	—	(1,903)
Repayment of Canadian Health Care Trust Notes	—	—	(45)	—	(45)
Repayment of Auburn Hills Headquarters loan	—	—	(12)	—	(12)
Repayment of Chrysler Receivables SPV loan	—	—	(123)	—	(123)
Net repayment of other financial liabilities	(73)	—	(36)	—	(109)
Dividends issued to subsidiaries	—	(21)	(111)	132	—
Net increase (decrease) in loans to subsidiaries	(108)	50	(266)	324	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(181)	29	(1,830)	456	(1,526)

Effect of exchange rate changes on cash and cash equivalents	—	—	(17)	—	(17)
Net change in cash and cash equivalents	1,723	(50)	(188)	—	1,485
Cash and cash equivalents at beginning of period	3,148	131	2,583	—	5,862

Cash and cash equivalents at end of period	$4,871	$81	$2,395	$—	$7,347

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

	Period from June 10, 2009 to December 31, 2009
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(40)	$277	$1,429	$669	$2,335

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(705)	(28)	(355)	—	(1,088)
Proceeds from disposals of property, plant and equipment	1	—	32	—	33
Proceeds from disposals of equipment on operating leases	—	25	713	—	738
Change in restricted cash	(9)	—	375	—	366
Change in loans and notes receivable	2	—	5	—	7
Proceeds from USDART	500	—	—	—	500
Payment to Old Carco LLC related to 363 Transaction	(2,000)	—	—	—	(2,000)
Cash acquired related to 363 Transaction	95	—	1,599	—	1,694
Change in investments in subsidiaries	(64)	(64)	—	128	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,180)	(67)	2,369	128	250

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from U.S. Treasury	4,576	—	—	—	4,576
Proceeds from Export Development Canada	—	—	355	—	355
Repayments of Gold Key Lease financing	—	—	(1,248)	—	(1,248)
Repayment of Auburn Hills Headquarters loan	—	—	(95)	—	(95)
Repayment of Warranty SPV loan	—	—	(280)	—	(280)
Net repayment of other financial liabilities	(12)	—	(28)	—	(40)
Capital contributions to subsidiaries	—	64	64	(128)	—
Dividends issued to subsidiaries	—	—	(9)	9	—
Net increase (decrease) in loans to subsidiaries	804	(143)	17	(678)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,368	(79)	(1,224)	(797)	3,268

Effect of exchange rate changes on cash and cash equivalents	—	—	9	—	9
Net change in cash and cash equivalents	3,148	131	2,583	—	5,862
Cash and cash equivalents at beginning of period	—	—	—	—	—

Cash and cash equivalents at end of period	$3,148	$131	$2,583	$—	$5,862

Note 22. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 23. Selected Quarterly Financial Data (unaudited)

Selected quarterly financial data consisted of the following (in millions of dollars):

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues, net	$13,124	$13,661	$13,067	$15,129
Gross margin	2,047	2,204	2,054	2,254
Interest expense	348	328	282	280
Loss on extinguishment of debt (1)	—	551	—	—
Income (loss) before income taxes	160	(313)	259	275
Net income (loss)	116	(370)	212	225

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues, net	$9,687	$10,478	$11,018	$10,763
Gross margin	1,357	1,502	1,561	1,640
Interest expense	311	313	316	336
Income (loss) before income taxes	(162)	(139)	(45)	(167)
Net income (loss)	(197)	(172)	(84)	(199)

(1)	In connection with the repayment of our outstanding obligations under the U.S. Treasury and EDC credit facilities in May 2011, we recognized a $551 million loss on extinguishment of debt. Refer to Note 11, Financial Liabilities, for additional information.

Note 24. Subsequent Events

Fiat Ownership Interest

In January 2012, we notified the U.S. Treasury that we had achieved the third and final Class B Event set forth in our LLC Operating Agreement, the Ecological Event. We irrevocably committed to begin assembly of a vehicle based on a Fiat platform or vehicle technology that has a verified unadjusted combined fuel economy of at least 40 miles per gallon in commercial quantities in a production facility in the U.S. This was achieved with a pre-production version of the all-new Dodge Dart, which will be produced at our assembly plant in Belvidere, Illinois.

As a result of this achievement, and in accordance with the provisions of the LLC Operating Agreement, Fiat’s ownership interest in the Company increased from 53.5 percent to 58.5 percent through dilution of the outstanding Class A Membership Interests in the Company. The VEBA Trust owns the remaining 41.5 percent of the equity in the Company. Refer to Note 18, Other Transactions with Related Parties, for additional information related to our members’ ownership interests.

Notes Exchange Offers

On February 1, 2012, our offers to exchange the 2019 Notes and 2021 Notes expired. Substantially all of the Notes were tendered for the New 2019 Notes and New 2021 Notes. Refer to Note 11, Financial Liabilities, for additional information related to our exchange offers.

Class B Membership Interests

On February 24, 2012, we filed a Form 15 with the SEC to deregister our Class B Membership Interests. However, as a result of the recent registration of our New Notes as described above, we remain obligated to, and will continue to, file periodic and current reports with the SEC.

Report of Independent Registered Public Accounting Firm

The Board of Managers

Old Carco LLC (f/k/a Chrysler LLC):

We have audited the accompanying consolidated statements of operations, member’s deficit, and cash flows of Old Carco LLC and subsidiaries (the Company), formerly known as Chrysler LLC, for the period from January 1, 2009 through June 9, 2009. In connection with our audit of these consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of Old Carco LLC and subsidiaries for the period from January 1, 2009 through June 9, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company would continue as a going concern. As discussed in notes 1, 2, and 18 to the consolidated financial statements, the Company filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code on April 30, 2009. Further, on June 10, 2009, Chrysler Group LLC acquired the principal operating assets and assumed certain liabilities of the Company. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in notes 1, 2, and 18 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these events or uncertainties.

/s/ KPMG LLP

Detroit, Michigan

November 3, 2010

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENT OF OPERATIONS

(In millions of dollars)

Period from January 1, 2009 to June 9, 2009
Revenues, net	$11,082
Cost of sales	13,016

GROSS MARGIN	(1,934)
Selling, administrative and other expenses	1,599
Research and development expenses (Note 3)	452
Restructuring income, net (Note 16)	(230)
Gain on NSC settlement (Note 14)	(684)
Gain on Daimler pension contribution (Note 14)	(600)
Impairment of brand name intangible assets (Note 5)	844
Interest expense (Note 4)	615
Interest income	(31)
Reorganization expense, net (Note 17)	843

LOSS BEFORE INCOME TAXES	(4,742)
Income tax benefit (Note 10)	(317)

NET LOSS	$(4,425)

See accompanying notes to consolidated financial statements.

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions of dollars)

Period from January 1, 2009 to June 9, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment and intangible assets	1,179
Depreciation of equipment on operating leases	358
Impairment of brand name intangible assets (Note 5)	844
Impairment of property, plant and equipment (Note 5)	391
Net amortization of favorable and unfavorable operating lease contracts	(80)
Amortization of debt discounts and debt issuance costs	51
Interest accretion related to fair value adjustments	86
Net loss on disposal of property, plant and equipment	112
Capitalized interest on Second Lien Credit Facility	47
Gain on NSC settlement (Note 14)	(684)
Non-cash gain on Daimler pension contribution (Notes 1, 12 and 14)	(600)
Non-cash impact of Daimler tax settlement (Notes 10 and 14)	(196)
Non-cash adjustments to restructuring reserve estimates, net	(600)
Non-cash pension and OPEB income, net	(520)
Changes in deferred taxes	10
Daimler trade receivable and payable settlement (Note 14)	(140)
Changes in accrued expenses and other liabilities	(3,265)
Changes in other operating assets and liabilities:
—inventories	1,537
—trade receivables	164
—trade liabilities	(2,100)
—other assets and liabilities	173
Operating cash flows related to reorganization items:
Gain on extinguishment of certain financial liabilities and accrued interest related to the Second Lien Credit Agreement (Notes 14 and 17)	(519)
Loss on extinguishment of Chrysler CA Lease Depositor LLC note receivable and accrued interest (Notes 14 and 17)	1,025
Amortization of debt issuance costs on debtors-in-possession financing	220
Cash payment related to reorganization items	(500)
Other reorganization items (Note 17)	302

NET CASH USED IN OPERATING ACTIVITIES	(7,130)

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENT OF CASH FLOWS—CONTINUED

(In millions of dollars)

Period from January 1, 2009 to June 9, 2009
NET CASH USED IN OPERATING ACTIVITIES	(7,130)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(239)
Proceeds from disposals of property, plant and equipment	21
Purchases of equipment on operating leases	(170)
Proceeds from disposals of equipment on operating leases	448
Net change in restricted cash	220
NSC settlement (Notes 1 and 14)	(99)
Collections of notes receivables —third party	15
Investing cash flows related to reorganization item:
Funding to USDART (Notes 1 and 9)	(600)

NET CASH USED IN INVESTING ACTIVITIES	(404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from EDC credit facility (Note 8)	995
Proceeds from U.S. Treasury —Receivable SPV (Note 8)	123
Repayment of borrowings under First Lien Credit Agreement	(18)
Change in financial liabilities —third party	(61)
Repayments of borrowings from vehicle lease portfolio securitization —third party	(646)
Net repayments of vehicle lease portfolio borrowings —related party	(44)
Net repayments of automotive borrowings —related party	(69)
Capital contribution from parent company (Notes 2 and 14)	4,275
Dividend to parent company (Note 14)	(52)
Financing cash flows related to reorganization item:
Proceeds from DIP credit facility (Note 9)	3,014

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,517

Effect of exchange rate changes on cash and cash equivalents	(52)
Net change in cash and cash equivalents	(69)
Cash and cash equivalents at beginning of period	1,898

Cash and cash equivalents at end of period	$1,829

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$(222)
Income tax payments, net	(43)
Non-cash:
Derivative settlement (Notes 8 and 13)	(86)
Additional note —DIP Facilities (Note 9)	330
Additional note —EDC Facility (Note 8)	67

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENT OF MEMBER’S DEFICIT

(In millions of dollars)

	Contributed Capital	Accumulated Losses	Comprehensive Loss	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2009	$2,471	$(17,483)		$(885)	$(15,897)
Net loss		(4,425)	$(4,425)		(4,425)
Other comprehensive income (loss):
Unrealized loss on derivatives (Note 13) (a)			(147)
Foreign currency translation adjustments (a)			(74)
Defined benefit plan adjustments (Note 12)
Actuarial loss (a)			(253)
Prior service cost (a)			(2)

Other comprehensive loss			(476)	(476)	(476)

Comprehensive loss			$(4,901)

Capital contribution from parent company (Note 14)	4,275				4,275
Dividend to parent company (Note 14)	(52)				(52)
Capital contribution from related party (Note 12)	13				13

Balance at June 9, 2009	$6,707	$(21,908)		$(1,361)	$(16,562)

(a)	Net of $0 of taxes.

See accompanying notes to consolidated financial statements.

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 1. Background and Nature of Operations

Background

Old Carco LLC (the “Company”), formerly known as Chrysler LLC, is a Delaware limited liability company which was initially organized as a corporation in Delaware on March 1, 1986. The Company is the surviving entity following mergers with a number of its operating subsidiaries, including a predecessor corporation originally incorporated in 1925. From November 12, 1998 through August 3, 2007, the Company was an indirect wholly-owned subsidiary of Daimler AG, formerly DaimlerChrysler AG. In May 2007, Chrysler LLC was contributed to Chrysler Holding LLC (“Holding”) and was an indirect wholly-owned subsidiary. On August 3, 2007, CG Investment Group, LLC (“CGI”), a private equity investment fund affiliated with Cerberus Capital Management L.P. (“Cerberus”), made a capital contribution to acquire an 80.1 percent Class A membership interest (“the Cerberus Acquisition”) in Holding. Related parties of Daimler retained a 19.9 percent membership interest in Holding after the Cerberus Acquisition, which was represented by Class A and Class B membership interests.

On March 31, 2009, Daimler transferred its ownership of 23 international distribution centers (“NSCs”), which were being operated for the benefit of the Company to Holding, who simultaneously transferred its ownership of these NSCs to the Company. In connection with the transfer, the Company paid Daimler $99 million in exchange for the settlement of obligations related to the NSCs and other obligations. Refer to Note 14, Other Transactions with Related Parties, for additional information related to the settlement.

Chapter 11 Reorganization Proceedings

On April 30, 2009 (the “Petition Date”), the Company and 24 of its affiliates filed petitions for relief under Chapter 11 of Title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”). On May 19, 2009, an affiliate of the Company, Alpha Holding LP filed a petition for relief under Chapter 11 of the Bankruptcy Code in the Court. The filing of petitions for relief under Chapter 11 of the Bankruptcy Code are hereinafter referred to as “Chapter 11 Proceedings.” The Company and these 25 affiliates (collectively, the “Debtors”) are authorized to operate their businesses and manage their properties as Debtors-in-Possession (“DIP”) under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. On May 5, 2009, the Office of the United States Trustee for the Southern District of New York appointed a statutory committee of unsecured creditors (the “Official Unsecured Creditors Committee”).

At hearings held in May 2009, the Court granted final approval of the Debtors’ “first day” orders for authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtors’ businesses and assets pending consummation of the Fiat Transaction (as defined and described below). Among other things, the Court authorized the Debtors to pay certain pre-petition claims relating to employees, suppliers, customers, dealers, taxes and cash management.

The Chapter 11 Proceedings triggered defaults on several debt obligations of the Debtors. However, under Section 363 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization.

Refer to Note 18, Subsequent Events, for a discussion of subsequent events.

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 1. Background and Nature of Operations —Continued

Fiat Transaction

In connection with the commencement of the Chapter 11 Proceedings, Old Carco and certain of its subsidiaries, Fiat S.p.A and New Chrysler (as defined below) entered into a master transaction agreement dated as of April 30, 2009 (as amended and collectively with other ancillary and supporting documents, the “Purchase Agreement”). The Purchase Agreement provided, among other things, that: (i) the Debtors would transfer the majority of their operating assets and equity in their principal foreign subsidiaries, to New CarCo Acquisition LLC (n/k/a Chrysler Group LLC) (“New Chrysler”), a newly established Delaware limited liability company formed by Fiat North America LLC (“Fiat”), an indirect wholly-owned subsidiary of Fiat S.p.A.; and (ii) in exchange for those assets, New Chrysler would assume certain of the Debtors’ liabilities, including, but not limited to, certain accounts payable, personnel costs, warranty obligations, sales incentive obligations, restructuring and employee retirement and other benefit obligations, and pay to the Debtors $2.0 billion in cash (collectively with the other transactions contemplated by the Purchase Agreement, the “Fiat Transaction”). The principal assets not acquired by New Chrysler represent certain property and plant locations, while the principal liabilities not assumed by New Chrysler represent the First and Second Lien Credit Agreements, the Second Lien Secured Priming Superiority Debtor-in-Possession Credit Agreement (as amended and modified, the “DIP Credit Agreement”), as well as certain other postretirement benefit obligations (“OPEB”) and legal liabilities.

On May 31, 2009, the Court issued: (i) an Opinion Granting the Debtors’ Motion Seeking Authority to Sell, Pursuant to Section 363 of the Bankruptcy Code, Substantially All of the Debtors’ Assets (the “Sale Opinion”); and (ii) an Opinion and Order Regarding Emergency Economic Stabilization Act of 2008 and Troubled Asset Relief Program (together with the Sale Opinion, the “Opinions”). On June 1, 2009 and consistent with the Sale Opinion, this Court entered an Order authorizing the Fiat Transaction (the “Sale Order”). On June 5, 2009, the United States Court of Appeals for the Second Circuit affirmed the Opinions and the Sale Order. Consistent with the Sale Order, the Fiat Transaction was consummated on June 10, 2009 (the “Closing”).

Refer to Note 18, Subsequent Events, for a discussion of subsequent events.

Nature of Operations

The Company’s primary operations include the research, design, manufacture, assembly and wholesale distribution of passenger cars and trucks under the brand names Chrysler, Jeep and Dodge. The Company’s vehicles, as well as parts and accessories, including those sold under the MOPAR brand name, are primarily produced and distributed in the Company’s principal markets of the U.S., Canada and Mexico (“NAFTA”). The majority of NAFTA vehicle sales are to independent dealers, who in turn sell to consumers. Vehicle, parts and accessories sales outside of the NAFTA region are primarily through the Company’s NSCs, which in turn sell to local independent dealers. The Company also provides lease financing for vehicles leased by Canadian consumers. The Company suspended its production operations upon the filing of the Chapter 11 Proceedings and had not resumed production as of June 9, 2009.

Relationship with Cerberus and Daimler

On June 5, 2009, the Company, Holding, certain affiliates of Cerberus, Daimler AG and certain of its affiliates (collectively, “Daimler”) and the Pension Benefit Guaranty Corporation (“PBGC”) entered into a signed binding agreement (the “Daimler Settlement”) settling various matters. Under the agreement, Holding redeemed Daimler’s 19.9 percent ownership interest in Holding in exchange for the settlement of various claims between

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 1. Background and Nature of Operations —Continued

Relationship with Cerberus and Daimler —Continued

Daimler and Holding. This transaction did not impact the Company’s financial statements. In addition, Daimler agreed to make three equal cash payments to the Company totaling $600 million, which are to be used to fund contributions into the Company’s U.S. pension plans over the next three years. In addition and pursuant to the terms of the agreement, Cerberus surrendered its ownership in Holding and Cerberus and Daimler agreed to forgive and extinguish debt owing under a $2.0 billion Second Lien Credit Agreement, subject to certain conditions.

On August 17, 2009, the Official Unsecured Creditors Committee filed an Adversary Proceeding against Daimler causing the conditions to the forgiveness and extinguishment of Daimler’s portion of the debt under the Second Lien Credit Agreement (totaling $1.5 billion) to not be satisfied. As such, Daimler informed the Debtors that it had not released its lien on the Debtors’ assets and was reserving its rights with respect to its portion of the debt under the Second Lien Credit Agreement. Refer to Note 8, Financial Liabilities, and Note 14, Other Transactions with Related Parties, for additional information related to the Second Lien Credit Agreement.

Relationship with GMAC/Ally

On April 30, 2009, the Company and GMAC LLC (n/k/a Ally Financial Inc.) (“Ally”) entered into an agreement in which Ally will provide automotive financing products and services to the Company’s NAFTA dealers and consumers, including wholesale, retail, fleet, remarketing and other services. In May 2009, subject to Ally’s credit policies, Ally began providing financing and funding for the financial services offered to dealers and retail consumers and bears a portion of the related financial risks including, but not limited to: credit risk and residual value risk on its lease portfolio. However, Ally is not obligated to offer leasing products. Under the agreement, the Company must offer all subvention programs to Ally, and is required to ensure that Ally finances a specified minimum percentage of the vehicles the Company sells in North America under rate subvention programs in which it elects to participate.

The United States Department of the Treasury (the “U.S. Treasury”) supported the automotive restructuring initiative by promoting the availability of credit financing for dealers and consumers, including liquidity and capitalization that would be available to Ally, and by providing capitalization that Ally required to support the Company’s business. On May 21, 2009, the Ally Master Transaction Agreement (“Ally MTA”) between the Company, the U.S. Treasury, Ally and Dealer Automotive Receivables Transition LLC (“USDART”) was executed. The U.S. Treasury funded $600 million to the Company, under the DIP Credit Agreement, which was immediately transferred to USDART for the sole purpose of reimbursing Ally for any losses incurred on unsecured Chrysler dealership loans. Ally is the sole member of USDART. Refer to Note 9, Debtors-in-Possession Financing, Note 11, Commitments, Contingencies and Concentrations, and Note 18, Subsequent Events, for additional information related to Ally and USDART.

Relationship with Chrysler Financial

On May 6, 2009, the Company and Chrysler Financial Services Americas LLC (“Chrysler Financial”) entered into an agreement in which the Company agreed to transfer $500 million of restricted cash collateral and a $1.0 billion note receivable to Chrysler Financial in exchange for a reduction in Chrysler Financial’s pre-petition claims, as well as Chrysler Financial’s waiver of any provisions in its Master Auto Finance Agreement (the “MAFA”) with the Company or its loan agreements with dealers that would have been breached by arrangements

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 1. Background and Nature of Operations —Continued

Relationship with Chrysler Financial —Continued

between the Company or its dealers and Ally. Chrysler Financial also agreed to cooperate in transitioning the Company’s dealers to Ally financing.

Prior to the agreement, Chrysler Financial had historically provided a significant portion of retail and lease financing of dealer sales of the Company’s vehicles to consumers. Chrysler Financial also provided wholesale financing to a significant number of the Company’s dealers. In response to restrictions on the availability of liquidity, Chrysler Financial was constrained in its ability to provide wholesale and retail financing support to dealers and consumers in the U.S., Canada and Mexico, the Company’s primary markets, and could not obtain funding to continue lease financing in the U.S. subsequent to July 31, 2008.

Refer to Note 14, Other Transactions with Related Parties, for additional information related to Chrysler Financial.

Note 2. Basis of Presentation

Basis of Presentation

The accompanying consolidated financial statements present the financial results of the Company for the period from January 1, 2009 to June 9, 2009. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant inter-company transactions have been eliminated in consolidation.

Going Concern

The Company’s consolidated financial statements for the period from January 1, 2009 through June 9, 2009, have been prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon its ability to comply with financial and other covenants contained in its debt agreements and successfully consummate a plan of reorganization, among other things. As a result of the Chapter 11 Proceedings, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as Debtors-in-Possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying Consolidated Financial Statements. The accompanying Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Proceedings.

Due to the significant uncertainties inherent in the bankruptcy process, as well as events that have occurred subsequent to June 9, 2009, which are disclosed in Note 18, Subsequent Events, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a reasonable period of time.

Financial Reporting in Reorganization

As a result of the Chapter 11 Proceedings, the Company adopted accounting standards pertaining to financial reporting by entities in reorganization under the Bankruptcy Code. These accounting standards do not change the

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 2. Basis of Presentation —Continued

Financial Reporting in Reorganization —Continued

application of U.S. GAAP with respect to the preparation of the Company’s consolidated financial statements. Rather, these accounting standards do require that financial statements for periods including and subsequent to a Chapter 11 filing, distinguish between transactions and events that are directly associated with the reorganization proceedings from the ongoing operations of the business. Additional disclosures are also required. Revenues, expenses, gains and losses directly associated with the reorganization proceedings are reported as Reorganization Expense, Net in the accompanying Consolidated Statement of Operations for the period from January 1, 2009 to June 9, 2009.

Consolidation and Financial Statement Presentation

The consolidated financial statements of the Company include the accounts of all material majority-owned subsidiaries, certain variable interest entities (“VIEs”) where the Company is the primary beneficiary and other entities controlled by the Company. Related parties that are 20 percent to 50 percent owned and subsidiaries where control is expected to be temporary are accounted for under the equity method. Certain foreign subsidiaries are not consolidated and are accounted for under the cost method as a result of government imposed uncertainties that limit the Company’s ability to control and manage their operations.

The Company has elected to consolidate a majority of its NSCs on a one-month lag; therefore, the accompanying Consolidated Financial Statements for the period from January 1, 2009 to June 9, 2009 present the results of operations for the NSCs for the period from December 1, 2008 to April 30, 2009. However, the Company accrues for the NSCs’ estimated results of operations for the last month in the Company’s consolidated financial results (i.e. month of December for a calendar year end reporting period). This accrual is reversed in the subsequent month when the actual results are reported. There were no significant events that occurred subsequent to April 30, 2009 for the NSCs which would have materially impacted the accompanying Consolidated Financial Statements for the period from January 1, 2009 to June 9, 2009.

Variable Interest Entities

The Company has transactions with, or variable interests in, VIEs. The financial results of the VIEs in which the Company is the primary beneficiary are included in the accompanying Consolidated Financial Statements in accordance with the accounting guidance for consolidations.

U.S. Treasury Loan Agreement with Holding

On December 31, 2008, Holding entered into a loan agreement with the U.S. Treasury, which was subsequently amended on January 2, 2009, pursuant to which the U.S. Treasury agreed to provide Holding with a $4.0 billion, secured term loan facility (the “U.S. Treasury Loan Agreement”). Holding borrowed $4.0 billion under the facility on January 2, 2009. The proceeds of the advance were contributed to the Company simultaneously with the funding of the advance. The proceeds were to be used for general corporate and working capital purposes. On April 29, 2009, and in accordance with the Warranty Commitment Program, the U.S. Treasury Loan Agreement was amended to increase the facility by $280 million for the Warranty SPV (as defined below). As additional consideration for the borrowings, the U.S. Treasury required Holding to provide a total of $285 million of senior secured notes as a cost of borrowing. The secured term loan and senior secured notes are hereinafter referred to as the “Facility”.

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 2. Basis of Presentation —Continued

U.S. Treasury Loan Agreement with Holding —Continued

The U.S. Treasury Loan Agreement matures on January 2, 2012, however, the maturity may be accelerated, at the option of the U.S. Treasury, upon the occurrence of an event of default. The loan bears interest on the unpaid principal balance at a rate per annum equal to the three month LIBOR rate (which will be no less than 2 percent) plus 3 percent. Effective March 31, 2009, interest payments are required quarterly.

The U.S. Treasury has a security interest in substantially all tangible and intangible assets of Holding and certain of its U.S. subsidiaries including, but not limited to, intellectual property, individual property, cash and cash equivalents, receivables and inventory, provided that recourse under the facility to the assets of Holding, other than the membership interests in Holding, is limited to $2.0 billion. The U.S. Treasury has a first lien security interest on the U.S. MOPAR parts inventory and certain real estate and other assets. It has a lien that is junior to that of the First and Second Lien Holders (See Note 8, Financial Liabilities) with respect to the remaining assets. The U.S. Treasury Loan Agreement contains a number of representations, warranties and covenants that limit the ability of the Company to take certain actions, including limitations on asset sales, investments and incurrence of debt.

Refer to Note 14, Other Transactions with Related Parties and Note 18, Subsequent Events, for further information on the U.S. Treasury Loan Agreement.

U.S. Warranty Commitment Program

On March 30, 2009, the U.S. Government announced the establishment of a Warranty Commitment Program, to ensure warranty claims submitted to domestic automakers would be paid to consumers regardless of the automakers existence. The Warranty Commitment Program mandates that a reserve is established equal to 125 percent of the estimated warranty costs for each new U.S. vehicle sold by the Company during the period March 31, 2009 through June 30, 2009. The Company is required to contribute 15 percent of the estimated warranty costs and the U.S. Treasury is responsible for the remaining 110 percent. On April 21, 2009, Chrysler Warranty SPV LLC (“Warranty SPV”) was formed as a bankruptcy-remote special purpose vehicle, wholly-owned by the Company, to facilitate the program.

On April 29, 2009, and in accordance with the Warranty Commitment Program, $318 million of capital contributions were made to the Warranty SPV, of which $38 million were from the Company and $280 million were from the U.S. Treasury via loans to Holding under the U.S. Treasury Loan Agreement.

In connection with the Fiat Transaction, New Chrysler purchased the equity of Warranty SPV.

Canadian Warranty Commitment Program

On April 7, 2009, the federal government of Canada announced the establishment of the Canadian Warranty Commitment Program, an initiative backed by the Canadian federal government to ensure that consumer warranties were honored on new vehicles purchased from the Company’s Canadian subsidiary and another Canada based automaker. On April 30, 2009, the Company’s Canadian subsidiary entered into an escrow agreement with the Export Development Canada (“EDC”) with respect to this program whereby the Company’s Canadian subsidiary advanced $10 million to an escrow agent while the details of the warranty program were being finalized. Following the Fiat Transaction, this escrow account was transferred to New Chrysler.

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 2. Basis of Presentation —Continued

Auto Supplier Support Program

On April 3, 2009, Chrysler Receivables SPV LLC (“Receivable SPV”) was formed as a bankruptcy-remote, wholly-owned subsidiary of the Company to facilitate the Auto Supplier Support Program (the “Receivable Program”) established by the U.S. Treasury. The Receivable Program was created to facilitate payment of certain receivables to automotive suppliers, including provisions for the sale of such receivables to one or more bankruptcy-remote special purpose vehicles established by the original equipment manufacturers (“OEMs”), including the Company. The Receivable Program is only available to U.S. incorporated suppliers that manufacture and assemble parts in the U.S. and are designated by the Company for enrollment in the Receivable Program.

Designated suppliers may submit eligible receivables for purchase by Receivable SPV. There are several criteria which must be met for a receivable to be deemed eligible, including but not limited to, the following: (i) it constitutes a trade receivable that arose for goods shipped or delivered or services rendered to the OEM; (ii) the receivable originated subsequent to March 19, 2009 and for all receivables purchased after May 4, 2009, receivables must have originated not more than 20 days prior to the receivable purchase date and (iii) the receivable has a due date at least 30 days after the date of its origination and not later than the earlier of (a) the date occurring 90 days after the date of its origination and (b) the date two business days prior to the maturity date. The designated supplier may elect to have payment of the receivable due (i) immediately or (ii) at maturity. Eligible receivables sold under the immediate payment election will be purchased at the face amount less a 3 percent discount. Eligible receivables sold under the payment at maturity election will be purchased at the face amount less a 2 percent discount.

In April 2009, and in accordance with the Receivable Program, the Company made a $50 million cash capital contribution to Receivable SPV. In addition, the U.S. Treasury provided the Receivable SPV with a $1.5 billion loan facility (“Receivable SPV Facility”) for the purchase of eligible receivables from suppliers. For additional information regarding the Receivable SPV Facility, see Note 8, Financial Liabilities. In connection with the Fiat Transaction, New Chrysler purchased the equity of Receivable SPV and assumed the terms of the Receivable Program and the $1.5 billion loan facility.

Note 3. Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles was completed. The ASC is the single source of authoritative U.S. GAAP, other than guidance put forth by the Securities and Exchange Commission. All other accounting literature not included in the codification is considered non-authoritative. The Company adopted this standard which did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting guidance that requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Additionally, it requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in variable interest entities. This amendment is effective for the Company on January 1, 2010. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 3. Summary of Significant Accounting Policies —Continued

Recently Adopted Accounting Pronouncements —Continued

In May 2009, the FASB issued an amendment to the accounting guidance that requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. These requirements are disclosed in Note 18, Subsequent Events.

Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to: long-lived asset and indefinite-lived intangible asset impairment analyses, recoverability of investments in equipment on operating leases, warranty obligations, product liability accruals, sales incentive obligations, restructuring accruals, valuation of derivative instruments, assets and obligations related to income taxes, employee benefits, the useful lives of property and equipment and the analysis of going concern. Actual results could differ from those estimates. Future changes in economic conditions may have a significant effect on such estimates made by management. Management believes the following significant accounting policies, among others, affect its more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

Revenue for sales of vehicles and service parts is recognized when persuasive evidence of an arrangement exists, the risks and rewards of ownership have transferred to the customer, delivery has occurred or services have been rendered, the price of the transaction is fixed and determinable and collectability is reasonably assured. For vehicles, this is generally when the vehicle is released to the carrier responsible for transporting vehicles to dealers. Revenues are recognized net of discounts, cash sales incentives, customer bonuses and rebates granted. Shipping and handling costs are recorded as cost of sales in the period incurred. Operating lease revenue is recognized over the contractual term of the lease on a straight-line basis.

The Company uses price discounts to adjust vehicle pricing in response to a number of market and product factors, including: pricing actions and incentives offered by competitors, economic conditions, the amount of excess industry production capacity, the intensity of market competition and consumer demand for the product. The Company may offer a variety of sales incentive programs at any given point in time, including: cash offers to dealers and consumers, lease subsidies which reduce the consumer’s monthly lease payment or reduced financing rate programs offered to consumers. Lease subsidies and reduced financing programs have historically been offered to consumers through Chrysler Financial (see Note 14, Other Transactions with Related Parties).

The Company records the estimated cost of sales incentives programs offered to dealers and consumers as a reduction to revenue at the time of sale to the dealer. This estimated cost represents the incentive programs offered to dealers and consumers, as well as the expected modifications required to these programs in order for the dealers to sell their inventory. Subsequent adjustments to incentive programs related to vehicles previously sold to dealers are recognized as a reduction to revenue in the period the adjustment is determinable. For the period from January 1, 2009 to June 9, 2009, incentive expense was $2.6 billion, which is included as a reduction to Revenues in the accompanying Consolidated Statement of Operations.

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 3. Summary of Significant Accounting Policies —Continued

Revenue Recognition —Continued

Sales under which the Company guarantees the minimum resale value of the product, such as in sales to certain rental car company customers, are accounted for similar to an operating lease in accordance with accounting guidance for revenue recognition on sales with a guaranteed minimum resale value. The guarantee of the resale value may take the form of an obligation by the Company to pay any deficiency between the proceeds the customer receives upon resale in an auction and the guaranteed amount or an obligation by the Company to reacquire the vehicle after a certain period of time at a set price. Gains or losses from resale of these vehicles are included in gross margin. The average guarantee period for these vehicles is approximately eight months.

The Company, through one of its Canadian subsidiaries has a vehicle lease portfolio known as “Gold Key Lease.” These vehicles are leased to Canadian consumers and are accounted for as operating leases. Operating lease revenue is recognized over the contractual term of the lease on a straight-line basis. Initial direct costs are recorded as an adjustment to the carrying value of the leased assets and are amortized over the term of the lease on a straight-line basis.

Refer to Note 8, Financial Liabilities, for additional information regarding this portfolio.

The Company offers extended, separately priced warranty contracts for certain products. Revenues from these contracts are deferred and recognized in income over the contract period in proportion to the costs expected to be incurred based on historical information. In circumstances where there is insufficient historical information, income is recognized using the straight-line method. A loss on these contracts is recognized if the sum of expected costs for services under the contract exceeds unearned revenue.

Cost of Sales

Cost of sales includes material, labor and overhead costs incurred in the manufacturing and distribution of vehicles and parts. Overhead costs consist primarily of variable and fixed manufacturing costs, including depreciation and amortization expense, as well as wages and fringe benefits. Cost of sales also includes interest, depreciation and amortization expense related to the Gold Key Lease portfolio.

Stock Based Compensation

The Company has various compensation plans that provide for the granting of stock-based compensation to certain employees. The Company accounts for stock-based compensation plans in accordance with the accounting provisions set forth for share-based payments which require the Company to recognize stock-based compensation expense based on fair value. Compensation expense for equity-classified awards is measured at the grant date based on the fair value of the equity award using an option-pricing model. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. Compensation expense is recognized over the employee service period with an offsetting increase to contributed capital or accrued expenses and other liabilities depending on the nature of the award. The Company records stock-based compensation expense in selling, administrative and other expenses. No compensation expense was recognized for the Company’s plans during the period from January 1, 2009 to June 9, 2009.

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 3. Summary of Significant Accounting Policies —Continued

Product-Related Costs

Expenditures for research and development include material and personnel costs and are expensed as incurred. Research and development expenses were $452 million for the period from January 1, 2009 to June 9, 2009. Advertising, sales promotion and other product-related costs are expensed as incurred. For the period from January 1, 2009 to June 9, 2009, advertising expense was $376 million, which is included in Selling, Administrative and Other Expenses in the accompanying Consolidated Statement of Operations. The Company periodically initiates voluntary service and recall actions to address various customer satisfaction, safety and emissions issues related to vehicles it sells. The Company establishes reserves for product warranty, including the estimated cost of these service and recall actions, when the related sale is recognized. Costs associated with these actions are recorded in Cost of Sales in the accompanying Consolidated Statement of Operations. The estimated future costs of these actions are based primarily on prior experience. Refer to Note 6, Warranty Provisions and Related Deferred Revenue, for additional information related to warranty reserves.

The Company reserves for estimated product liability costs arising from personal injuries alleged to be the result of product defects. The valuation of the reserve is actuarially determined based on, among other factors, the number of vehicles sold and previous product liability claims. Costs associated with this reserve are recorded in Cost of Sales in the accompanying Consolidated Statement of Operations and any subsequent adjustments to the product liability reserve are recorded in the period in which the adjustment is determinable.

Restructuring Actions —Exit and Disposal Activities

The Company accounts for employee separation, exit and disposal activities in accordance with the relevant accounting guidance on these topics. Actions associated with restructuring plans include, but are not limited to: workforce reductions, capacity adjustments (plant closure or permanent shift eliminations) and product cancellations. Costs associated with these actions may include, but are not limited to: employee severance, accelerated post-employment benefits, relocation, contract termination and plant deactivation costs.

Post-employment benefits accrued for workforce reductions related to restructuring activities are recorded in the period when it is probable that employees will be laid off, which generally occurs when a plan meets the following criteria and is communicated to employees; (i) management, having authority to approve the action, commits to a plan of termination, (ii) the plan identifies the number of employees to be terminated, their location and job classifications or functions, as well as the expected completion date, (iii) the plan establishes the terms of the benefit arrangement, including the benefits that employees will receive upon termination, in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated and (iv) the actions required to complete the plan indicate that it is unlikely that significant changes to the plan will occur or that the plan will be withdrawn. Other associated costs such as relocation, contract termination and plant deactivations are recorded when the costs are incurred. However, in connection with the Recovery and Transformation Plan (“RTP”) II, these types of costs were accrued at the time of the Cerberus Acquisition in accordance with the applicable purchase accounting guidance. Refer to Note 16, Restructuring Actions, for further discussion. Costs associated with actions which will exceed one year are reflected on a discounted basis. Restructuring reserves are reviewed quarterly for adequacy and any necessary adjustments are recorded in the period the adjustment is determinable.

Income Taxes

The Company is a single member limited liability company. As such, the Company is not a taxable entity for U.S. federal income tax purposes. Rather, federal taxable income or loss is included in its member’s federal

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 3. Summary of Significant Accounting Policies —Continued

Income Taxes —Continued

income tax returns. However, the Company’s provision for income taxes includes federal, state and foreign income taxes for its corporate subsidiaries, as well as for certain U.S. states which impose income taxes upon non-corporate legal entities.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for net operating losses and tax credit carry forwards and the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are recognized if it is more likely than not that the benefit from the deferred tax asset will not be realized. In addition, current income taxes include adjustments to accruals for uncertain tax positions and related interest expense or income.

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less at the date of purchase are classified as cash equivalents.

Marketable Securities

The Company’s investments in marketable securities are classified as either available-for-sale or trading, based upon management’s intent and are accounted for at fair value. Unrealized gains and losses on trading securities, representing securities bought and held principally for the purpose of near term sales, are included in earnings. Unrealized gains and losses on available-for-sale securities are included as a component of accumulated other comprehensive income (loss) (“AOCI”), net of applicable income taxes, until realized. A decline in value of any available-for-sale security below cost, that is deemed to be other than temporary results in an impairment charge to earnings that reduces the carrying amount of the security to fair value establishing a new cost basis. Realized gains or losses are determined using the first-in, first-out (“FIFO”) basis.

Allowance for Doubtful Accounts and Credit Losses

The Company maintains an allowance for doubtful accounts receivable. A provision for credit losses is charged against Selling, Administrative and Other Expenses to maintain the allowance for doubtful accounts at an amount management believes adequate to absorb inherent credit losses that have been incurred as of the balance sheet date on the Company’s receivables and retail vehicle leasing portfolio. Management periodically and systematically evaluates the adequacy of the allowance for doubtful accounts by reviewing historical credit loss experience, the value of the underlying collateral, delinquency statistics and other factors in the economy that are expected to have a specific impact on the credit losses incurred.

In determining the allowance and the related provision for credit losses, management considers four principal elements: (i) specific reserves based upon probable losses identified during the review of the portfolio, (ii) reserves established for other adversely rated receivables and vehicles and equipment leased, based on management’s internal credit quality rating system, (iii) reserves for losses on homogeneous portfolios, which are

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 3. Summary of Significant Accounting Policies —Continued

Allowance for Doubtful Accounts and Credit Losses —Continued

established based principally on historical credit loss experience and (iv) additional reserves based on observable evidence, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or the general terms of the portfolio.

Inventories

Inventories are stated at the lower of cost or market. The cost of inventories is determined on either a Last-In, First-Out (“LIFO”) basis or specific identification basis. The measurement of inventories includes the direct costs of materials, labor, inbound transportation and indirect manufacturing costs.

Property, Plant and Equipment, Net and Equipment on Operating Leases, Net

Property, plant and equipment and equipment on operating leases are stated at cost less accumulated depreciation and amortization. The Company’s fixed asset capitalization policy includes a $3,000 threshold for capitalization of individual assets. Depreciation and amortization is generally provided using the straight-line method over the estimated useful lives of the assets. Gains and losses upon disposal of leased vehicles and adjustments to reflect impairment of the vehicles’ residual values are also included in depreciation expense. Under the terms of the Canadian Guaranteed Depreciation Program, leased vehicles are returned to the Company prior to being sold at auction. Upon return to the Company, the leased vehicle is reclassified from equipment on operating leases, net to inventory at the lower of cost or estimated fair value. Routine maintenance costs are expensed as incurred.

Vehicles sold by the Company to dealers in Canada are subsequently leased by Canadian consumers and are included in the Gold Key Lease portfolio. The Company has multiple securitizations of future lease payments on these operating leases and the related vehicles’ residual values. According to the accounting guidance for leases, the securitizations have been accounted for as secured borrowings. The Company uses special purpose entities, which are considered VIEs, for most of the securitizations.

Collections from the operating leases or proceeds from the sale of leased vehicles are available only for repayment of the debt assumed or other obligations issued or arising in conjunction with the securitization transactions and are not available to pay other obligations or the claims of other creditors. The Company’s future minimum lease payments due from customers for equipment on operating leases as of June 9, 2009 were as follows (in millions of dollars): the remainder of 2009 —$492; 2010 —$536; 2011 —$190; 2012 —$37; 2013 —$12; 2014 and thereafter —$23.

Changes in the allowance for doubtful accounts for equipment on operating leases for the period from January 1, 2009 to June 9, 2009 were as follows (in millions of dollars):

Balance at beginning of period	$38
Provision for credit losses	20
Credit losses, net of recoveries	(10)

Balance at end of period	$48

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 3. Summary of Significant Accounting Policies —Continued

Residual Values

The Company has significant investments in the residual values of its vehicle leasing portfolios, as vehicles sold to daily rental car companies are subject to minimum resale values. These residual values represent estimates of the fair value of the leased assets at the end of the contract terms and are initially recorded based on industry estimates. Realization of the residual values is dependent on the Company’s future ability to market the vehicles for sale under the prevailing market conditions. Throughout the lease term, residual values are reviewed at least quarterly to determine that the estimates of the fair value of the assets at the end of the lease terms are appropriate. To the extent the expected value of the vehicle at lease termination changes, the Company will record adjustments to the expected residual value. Changes in the expected residual values are adjusted through additional or reduced depreciation or recognition of an impairment loss. These assumptions and related additional or reduced depreciation may change based on market conditions.

Impairment of Long-Lived Assets

Long-lived assets held and used (such as property, plant and equipment, equipment on operating leases and amortizable intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of an asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or group of assets. If the carrying amount of an asset or group of assets exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or group of assets exceeds the fair value of the asset or group of assets. When long-lived assets are considered held for sale, they are recorded at the lower of carrying amount or fair value less costs to sell, and depreciation ceases.

Intangible Assets

Intangible assets, other than goodwill, with a finite useful life are amortized over their respective estimated useful lives, which are reviewed by management each reporting period and whenever changes in circumstances indicate that the carrying value of the assets may not be recoverable. Based on the gross carrying amount of intangible assets as of June 9, 2009, the estimated future amortization expense for the next five years is as follows (in millions of dollars): remainder of 2009 —$135 ; 2010 —$175 ; 2011 —$129 ; 2012 —$87 and 2013 —$72. Intangible asset amortization expense is included in Revenues, Cost of Sales and Selling, Administrative and Other Expenses, in the accompanying Consolidated Statement of Operations. Any other recognized intangible assets determined to have an indefinite useful life are not amortized, but are instead tested for impairment. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Fair value is determined through various techniques including discounted cash flow models, which incorporate market based inputs and third party independent appraisals, as considered appropriate. Management also considers current and estimated economic trends and outlook.

Foreign Currency

The functional currency of the Company’s Canadian and Mexican subsidiaries is the Canadian dollar and U.S. dollar, respectively. The functional currency of the majority of the Company’s other international operations, notably the NSC’s, is the local currency. The assets and liabilities of the Company’s foreign operations where the functional currency is the local currency are translated into U.S. dollars using the exchange rate in effect as of the

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 3. Summary of Significant Accounting Policies —Continued

Foreign Currency —Continued

balance sheet date. Income statement amounts are translated at the average exchange rate prevailing during the period. The resulting translation adjustments are recorded as a component of AOCI. Translation gains and losses are included in earnings for those foreign subsidiaries where the functional currency is the U.S. dollar. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recorded in earnings as incurred. Net foreign currency transaction gains were approximately $236 million for the period from January 1, 2009 to June 9, 2009 and are included in Revenues in the accompanying Consolidated Statement of Operations.

Derivative Financial Instruments

On January 1, 2009, the Company adopted the amended accounting guidance requiring enhanced disclosures regarding (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under existing U.S. GAAP and (iii) how derivative instruments and related hedged items affect an entity’s financial position, performance and cash flows.

The Company uses derivative financial instruments to economically manage its exposure to global market risks, including the risk of changes in interest rates, foreign currency exchange rates and certain commodity prices. These financial exposures are managed in accordance with corporate policies and procedures. At the inception of a hedging relationship, the Company designates the derivative as a fair value hedge, a cash flow hedge or a non-hedging derivative instrument. The Company does not use derivative financial instruments for trading purposes. The Company has elected to apply the normal purchase and normal sales classification to certain physical commodity supply contracts which are entered into for use in production within a reasonable period of time during the normal course of business.

Fair value hedges include hedges of the fair value of a recognized asset or liability and certain foreign currency hedges. Cash flow hedges include hedges of the variability of cash flows to be received or paid related to forecasted transactions. Changes in the fair value of derivatives designated as fair value hedges, along with the change in fair value on the hedged asset or liability are recorded in earnings. Changes in the fair value of derivatives that are designated as cash flow hedges are recorded as a component of AOCI, net of income taxes. These amounts are subsequently reclassified into earnings as a component of the value of the forecasted transactions, in the same periods that the forecasted transactions affect earnings. The ineffective portions of fair value changes are recognized in the results of operations immediately.

For derivative instruments designated as hedges, the Company formally documents all relationships between hedging instruments and hedged items. This documentation includes the Company’s risk management objective and strategy for undertaking various hedge transactions, as well as how hedge effectiveness will be assessed and how ineffectiveness will be measured. This process includes linking derivatives to specific assets and liabilities on the balance sheet. The Company also formally assesses, both at the hedge’s inception and on a quarterly basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. This assessment is conducted using statistical regression analysis. When as a result of the quarterly assessment, it is determined that a derivative has ceased to be a highly effective hedge, the Company discontinues hedge accounting as of the beginning of the quarter in which such determination was made.

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 3. Summary of Significant Accounting Policies —Continued

Derivative Financial Instruments —Continued

The Company discontinues hedge accounting prospectively when: (i) it is determined that a derivative is no longer highly effective in off-setting changes in cash flows of a hedged item, (ii) the derivative is discontinued as a hedge instrument because it is not probable that a forecasted transaction will occur, or (iii) the derivative expires or is sold, terminated or exercised. When hedge accounting is discontinued because it is determined that the forecasted transactions will not occur, the derivative continues to be carried on the balance sheet at fair value, and gains and losses that were recorded in AOCI are recognized immediately in earnings. When a derivative instrument designated as a cash flow hedge is sold or terminated, the gain or loss included in AOCI at the date of sale or termination remains in AOCI. This amount is subsequently reclassified into income over the same period or periods during which the forecasted transaction affects income. The hedged item may be designated prospectively into a new hedging relationship with another derivative instrument. Refer to Note 13, Derivative Financial Instruments and Risk Management, for additional information.

Fair Value Measurements

In determining fair value, the Company uses various valuation techniques and prioritizes the use of observable inputs. The availability of observable inputs varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily available in the market, the valuation methodology used is widely accepted by market participants and the valuation does not require significant management judgment. For other financial instruments, pricing inputs are less observable in the marketplace and require management judgment. Unobservable inputs are inputs that reflect the Company’s own assumption about the assumptions market participants would use in pricing the asset or liability that are developed based on the best information available in the marketplace. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

Level	1 —Valuations based on quoted prices for identical assets and liabilities in active markets.

Level	2 —Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level	3 —Valuations based on unobservable inputs reflecting the Company’s assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy.

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 3. Summary of Significant Accounting Policies —Continued

Fair Value Measurements —Continued

The Company uses prices and inputs that are current at the measurement date, including periods of market dislocation, such as those experienced during 2009. In periods of market dislocation, the observability of prices and inputs may be reduced for certain financial instruments. This condition could result in a financial instrument being reclassified from Level 1 to Level 2 or Level 2 to Level 3. The Company’s fair value processes are designed to ensure that fair values are appropriate. The processes include model validation, review of key model inputs, analyses of period-over-period fluctuations and reviews by senior management.

The Company enters into over-the-counter interest rate swaps to mitigate interest rate risk exposures. The Company estimates the fair value of its interest rate swaps using third-party industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based expectations for interest rates and the contractual terms of the derivative instruments. The Company adjusts for non-performance risk in the determination of future net cash flows as described in Note 13, Derivative Financial Instruments and Risk Management.

The methods and assumptions used to estimate the fair value of financial instruments are as follows:

Cash and cash equivalents, including restricted cash

The carrying value of cash and cash equivalents approximates fair value due to the short maturity of these instruments and consists primarily of money market funds and bankers acceptances.

Marketable securities and financial assets

The fair values of marketable securities and financial assets are determined using either quoted market prices or valuation models that use observable market data.

Financial liabilities

The fair values of financial liabilities are estimated by discounting future cash flows using market interest rates over the remaining term or using quoted market prices where available.

Derivative instruments

The fair values of derivative instruments are based on pricing models or formulas using current estimated cash flow and discount rate assumptions.

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 4. Interest Expense

Interest Expense in the accompanying Consolidated Statement of Operations for the period from January 1, 2009 to June 9, 2009 includes the following (in millions of dollars):

Financial interest expense	$258
Amortization of debt issuance costs on DIP financing	220
Amortization of debt discounts and other debt issuance costs	51
Accretion of fair value adjustments	86

Total	$615

Interest Expense is net of $32 million of capitalized interest related to capital expenditures for the period from January 1, 2009 to June 9, 2009.

In addition to the interest amounts included in Interest Expense in the accompanying Consolidated Statement of Operations, the Company recorded $62 million of financial interest expense related to Gold Key Lease financing activities in Cost of Sales for the period from January 1, 2009 to June 9, 2009.

Contractual Interest Expense

Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise, for which interest expense is not recognized in accordance with the accounting guidance related to financial reporting while a company is in bankruptcy. For the period from April 30, 2009 through June 9, 2009, contractual interest expense was $57 million.

Note 5. Impairment of Long-Lived Assets and Indefinite-Lived Intangible Assets

Long-lived assets

In accordance with the accounting guidance for long-lived assets, the Company evaluates long-lived assets for possible impairment whenever changes in circumstances indicate long-lived assets may be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. As a result of the Chapter 11 Proceedings, the continuing deterioration of the Company’s revenues and the ongoing volatility in the U.S. economy, in general, and in the automotive industry in particular, the Company completed an evaluation as of June 9, 2009, of its’ long-lived assets which were not anticipated to be acquired by New Chrysler. The Company tested the recoverability of its long-lived assets not expected to be acquired by New Chrysler using projected future undiscounted cash flows based on the expected proceeds upon liquidation of the long-lived assets. As a result, during the period from January 1, 2009 to June 9, 2009, the Company recorded a non-cash long-lived asset impairment charge of $391 million. The impairment charge relates to the Automotive segment and is included in Cost of Sales in the accompanying Consolidated Statement of Operations.

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 5. Impairment of Long-Lived Assets and Indefinite-Lived Intangible Assets —Continued

Indefinite-lived intangible assets

The accounting guidance for indefinite-lived intangible assets requires the Company to evaluate indefinite-lived intangible assets for possible impairment at least annually or whenever changes in circumstances indicate intangible assets may be impaired. The Company completes its annual evaluation of indefinite-lived intangible assets as of July 1. Each brand name is its own unit of account and is therefore tested for impairment separately. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. As a result of the Company’s Chapter 11 Proceedings, the continuing deterioration in the Company’s revenues and the ongoing volatility in the U.S. economy, in general, and in the automotive industry in particular, the Company completed an evaluation of its indefinite-lived intangible assets as of June 9, 2009.

The relief from royalty method was used to calculate the fair value of brand names. The significant assumptions used in this method included (i) royalty rates based on licensing arrangements for the use of brands and trademarks in the automotive industry and related industries and (ii) forecasted revenue for each brand name (Chrysler, Jeep, Dodge and MOPAR), considering the current economic conditions. As a result, during the period from January 1, 2009 to June 9, 2009, the Company concluded that the carrying value of certain brand name intangible assets exceeded their estimated fair values as of June 9, 2009. Accordingly, the Company recorded a non-cash brand name intangible asset impairment charge of $844 million. The impairment charge relates to the Automotive segment and is included in Impairment of Brand Name Intangible Assets in the accompanying Consolidated Statement of Operations.

The Company’s intangible assets include its indefinite-lived brand names, as well as intangible assets with finite useful lives subject to amortization. The assets subject to amortization primarily represent the dealer network, favorable purchasing arrangements and operating lease contracts, patented and unpatented technology and software. For the period from January 1, 2009 to June 9, 2009, additions of $52 million were recognized with a weighted-average amortization period of seven years.

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 6. Warranty Provisions and Service Contracts Deferred Revenue

The Company issues various types of product warranties under which it generally guarantees the performance of products delivered for a certain period or term. The accrued liability for product warranties includes the expected costs for legally and contractually obligated warranties, as well as the expected costs for policy coverage, recall actions and buyback commitments. The changes in accrued product warranty costs (excluding deferred revenue from extended, separately priced product warranties and supplier recoveries) for the period from January 1, 2009 to June 9, 2009 were as follows (in millions of dollars):

Balance at beginning of period	$3,750
Provision for current period warranties	359
Adjustments to pre-existing warranties	(50)
Net warranty settlements	(791)
Interest accretion, translation and other adjustments	91

Balance at end of period	$3,359

During the period from January 1, 2009 to June 9, 2009, the Company received reimbursements from suppliers related to warranty claims of $47 million, which are excluded from the change in warranty costs above.

The Company also offers customers the opportunity to purchase separately priced extended warranty and service contracts. The revenue from these contracts is recorded as a component of deferred revenue at the inception of the contract and is recognized into income over the contract period in proportion to the costs expected to be incurred based on historical information. The following summarizes the changes in deferred revenue from these contracts for the period from January 1, 2009 to June 9, 2009 (in millions of dollars):

Balance at beginning of period	$1,078
Deferred revenues for current period service contracts	193
Earned revenues in current period	(208)
Interest accretion, translation and other adjustments	13

Balance at end of period	$1,076

Note 7. Liabilities Subject to Compromise

As a result of the Chapter 11 Proceedings, the payment of pre-petition indebtedness is subject to compromise or other treatment under a Chapter 11 plan. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed. Although payment of pre-petition claims generally is not permitted, at hearings held in May 2009, the Court granted final approval of the Debtors’ “first day” orders for authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtors’ businesses and assets pending consummation of the Fiat Transaction. Among other things, the Court authorized the Debtors to pay certain pre-petition claims relating to employees, suppliers, customers, dealers, taxes and cash management.

The Debtors have been paying and intend to continue to pay undisputed post-petition claims (to the extent that they are not liabilities assumed by New Chrysler) in the ordinary course of business. In addition, the Debtors have rejected, and expect to continue to reject, pre-petition executory contracts and unexpired leases with respect to the Debtors’ operations to the extent not assumed and assigned to New Chrysler, with the approval of the Court. Any damages resulting from rejection of executory contracts and unexpired leases are generally treated as

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 7. Liabilities Subject to Compromise —Continued

general unsecured claims and will be classified as liabilities subject to compromise. Differences between liability amounts estimated by the Debtors and claims filed by creditors will be investigated and, if necessary, the Court will make a final determination of the allowed amount and treatment of the claim. No amounts have been estimated for claims (rejection or otherwise) as the ultimate amount of such liabilities is not determinable at this time.

Accounting guidance related to financial reporting while an entity is in bankruptcy requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, or other events. The Debtors expect that certain amounts currently classified as liabilities subject to compromise may in fact be paid in the ordinary course as they come due.

Note 8. Financial Liabilities

As of June 9, 2009, the carrying value of the Company’s total financial obligations was $13,699 million, of which $9,105 million was subject to compromise. The carrying amounts of certain of these financial obligations were reduced as a result of the allocation of fair value in connection with the Cerberus Acquisition. As of June 9, 2009, the reduction was $69 million which is accreted as interest expense over the remaining period to maturity. As of June 9, 2009, aggregate annual contractual maturities of financial liabilities (excluding a $43 million discount on the EDC Credit Facility (as defined below) and the $69 million decrease related to purchase accounting from the Cerberus Acquisition) were as follows (in millions of dollars): the remainder of 2009 —$10,756; 2010 —$1,110; 2011 —$401; 2012 —$1,142; 2013 —$32 and 2014 and thereafter —$370. Included in the annual contractual maturities is $869 million, $946 million, $371 million and $1,055 million due in the remainder of 2009, 2010, 2011 and 2012 respectively, related to Gold Key Lease obligations. These obligations are primarily repaid out of collections from the related operating leases.

First and Second Lien Credit Facilities

The Company has a First Lien Credit Agreement with a syndicate of banks for a term loan facility maturing on August 3, 2013 with borrowings totaling $6.8 billion at June 9, 2009. The lenders under the facility have a first priority security interest in substantially all tangible and intangible domestic automotive assets of the Company and its material domestic subsidiaries including, but not limited to, intellectual property, receivables, inventory, certain owned real property and all stock of the Company’s direct and indirect major U.S. subsidiaries and 65% of the stock of each of its direct foreign subsidiaries.

The Company previously entered into a Second Lien Credit Agreement, with related parties of Daimler and Cerberus, which provided for a $2.0 billion term loan facility ($1.5 billion from Daimler related parties and $500 million from Cerberus related parties). The facility was fully drawn in June 2008. The lenders under the facility have a second priority security interest in substantially all tangible and intangible domestic automotive assets of the Company and its material domestic subsidiaries including, but not limited to, intellectual property, receivables, inventory, certain owned real property and all stock of the Company’s direct and indirect major U.S. subsidiaries and 65% of the stock of each of its direct foreign subsidiaries.

On January 2, 2009, the First and Second Lien Credit Agreements were amended in connection with the U.S. Treasury Loan Agreement. The amendments primarily modified the borrowing base calculation, the permitted

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 8. Financial Liabilities —Continued

First and Second Lien Credit Facilities —Continued

indebtedness definition to include guarantees of the U.S. Treasury Loan Agreement, as well as modified the priority of the security interest of the First and Second lien holders on certain assets of the Company and its material domestic subsidiaries.

During the first quarter of 2009, the Company obtained a waiver from certain loan parties to forgo $47 million of interest payments due under the Second Lien Credit Agreement. The interest was capitalized as additional debt on February 28, 2009.

Pursuant to the terms of the Daimler Settlement, Cerberus and Daimler agreed to forgive and extinguish debt owing under the $2.0 billion Second Lien Credit Agreement, subject to certain conditions. As explained in Note 1, Background and Nature of Operations, as a result of the Adversary Proceeding filed on August 17, 2009, Daimler informed the Debtors that it had not released its lien on the Debtors’ assets and was reserving its rights with respect to its portion of the debt under the Second Lien Credit Agreement. As a result, as of June 9, 2009, approximately $1.5 billion remained outstanding under the Second Lien Credit Agreement, which matures on February 3, 2014. For the period from January 1, 2009 to June 9, 2009, the Company recorded a gain on extinguishment of debt and related accrued interest totaling $519 million on the Second Lien Credit Agreement. This gain is included in Reorganization Expense, Net in the accompanying Consolidated Statement of Operations (See Note 17, Reorganization Expense, Net).

As further discussed in Note 13, Derivative Financial Instruments and Risk Management, the Company settled its derivative instruments in May 2009. Approximately, $86 million of these derivative settlements were applied to reduce the principal balance outstanding under the First Lien Credit Agreement.

The First and Second Lien Credit Agreements require compliance with certain covenants including; a requirement that borrowings will not exceed the calculated borrowing base; limitations on dividends and distributions to subsidiaries; and restrictions on incurrence of debt, liens, asset sales and investments. At June 9, 2009, the Company was in violation of certain affirmative covenants of the First and Second Lien Credit Agreements, as well as a covenant included in an agreement with a related party. As a result, amounts outstanding under the First and Second Lien Credit Agreements, as well as $312 million of other financial obligations to a related party are currently due and payable.

Refer to Note 18, Subsequent Events, for a discussion of subsequent events related to the First and Second Lien Credit Agreements.

Export Development Canada Credit Facility

Chrysler Canada Inc. (“Chrysler Canada”), the Company’s principal operating subsidiary in Canada, entered into a loan and security agreement with the EDC (“EDC Loan Agreement”) on March 30, 2009, which was subsequently amended on April 29, 2009, pursuant to which the EDC provided a $1.2 billion CAD secured term loan facility. During April and May 2009, the Company fully drew on the facility and received total cash proceeds of $995 million. As additional consideration for the borrowings, the EDC required the Company to provide senior secured notes equal to 6.67 percent of the amounts drawn on the facility as a cost of borrowing. The proceeds from the loan are to be used for general and working capital purposes. Any amounts repaid on the loan cannot be re-borrowed. The secured term loan and senior secured notes are hereinafter referred to as the “EDC Credit Facility”.

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 8. Financial Liabilities —Continued

Export Development Canada Credit Facility —Continued

The EDC has a security interest in substantially all of the tangible and intangible assets of the Company’s Canadian subsidiaries. The Company provided an unsecured guarantee in support of the EDC loan.

The EDC Credit Facility requires compliance with certain covenants including, but not limited to, limitations on dividends and distributions to subsidiaries, as well as restrictions on the incurrence of debt, liens, asset sales and investments. As a result of the Chapter 11 Proceedings in April 2009, an event of default occurred under the EDC Loan Agreement. Accordingly, amounts outstanding under the EDC Credit Facility are currently due and payable at the discretion of the respective creditor.

Chrysler Receivable SPV Loan

As discussed in Note 2, Basis of Presentation, the U.S. Treasury provided Receivable SPV with a $1.5 billion loan facility for the purchase of eligible receivables from suppliers. The facility may be reduced to $1.0 billion if the aggregate borrowings under the facility are less than $1.0 billion and the U.S. Treasury elects to do so. The Receivable SPV Facility matures on the program end date, April 7, 2010. Advances under the Receivable SPV Facility bear interest at a floating per annum rate equal to the three month LIBOR rate (which will be no less than 2 percent) plus 3.5 percent and is payable monthly. Any amount repaid on the loan cannot be reborrowed. The U.S. Treasury received a contingent payment note comprised of (i) an exit fee equal to 4 percent of the ending commitment amount, and (ii) 50 percent of the residual equity of Receivable SPV at the program end date. The Company pledged its ownership interest in Receivable SPV as collateral for the obligations under the loan facility and the U.S. Treasury has a lien on all the assets of Receivable SPV. Outstanding amounts under the Receivable SPV Facility require compliance with certain covenants, including but not limited to: restrictions on the use of proceeds, as well as limitations on liens, incurrence of debt and asset sales. As a result of the Chapter 11 Proceedings in April 2009, an event of default occurred under the Receivable SPV Agreement. The Company obtained a Forbearance Letter from the U.S. Treasury that allowed the Company to continue the program while in default. As of June 9, 2009, the Company had $123 million outstanding under the facility. The Company also had a reserve of $40 million related to the exit fee. Refer to Note 18, Subsequent Events, for subsequent events related to Receivable SPV’s loan facility.

Gold Key Lease

As discussed in Note 3, Summary of Significant Accounting Policies, the Company, through one of its Canadian subsidiaries, maintains the Gold Key Lease portfolio. These vehicles are leased to Canadian consumers and are financed by asset-backed securitization facilities, as well as a $4.5 billion ($5.0 billion CAD) secured revolving credit facility, of which $1.1 billion was outstanding at June 9, 2009. The asset-backed obligations are satisfied only out of the collections from the underlying securitized assets. Minimal vehicles were added to the financing portfolio during the period from January 1, 2009 to June 9, 2009.

Note 9. Debtors-in-Possession Financing

On May 1, 2009, the Debtors filed a motion with the Court seeking approval to enter into a DIP Credit Agreement. The Court granted interim approval of the DIP Credit Agreement on May 4, 2009. Based on such interim approval, on May 5, 2009, the Debtors entered into the DIP Credit Agreement. An amendment to the DIP Credit Agreement was entered into on May 15, 2009. Final approval of the DIP Credit Agreement was granted by the Court on May 20, 2009.

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 9. Debtors-in-Possession Financing —Continued

The DIP Credit Agreement provides for borrowings up to an aggregate committed amount of $4,960 million, consisting of a $3,800 million loan facility with the U.S. Treasury, and a $1,160 million loan facility with the EDC (“DIP Credit Facilities”). As additional consideration for the commitments, the Company provided the U.S. Treasury and EDC additional notes equal to $253 million and $77 million, respectively.

The use of proceeds under the DIP Credit Agreement is limited to working capital needs, capital expenditures, the payment of warranty claims and other general corporate purposes of the Debtors, including payments of expenses associated with the administration of the Chapter 11 Proceedings. In addition, $600 million of the funds advanced by the U.S. Treasury under the DIP Credit Agreement were used by the Debtors to make a payment to the USDART pursuant to and in accordance with the Ally MTA, dated as of May 21, 2009, among the U.S. Treasury, the Debtors, Ally and the USDART. Refer to Note 1, Background and Nature of Operations, and Note 18, Subsequent Events, for additional information related to USDART.

The DIP Credit Agreement specifies that interest will accrue at the eurodollar rate, as defined in the DIP Credit Agreement, plus three percent. As of June 9, 2009, the interest rate was five percent. If an event of default occurs and the lenders elect to prohibit the continuation of eurodollar loans, the interest rate shall be the sum of (i) the greater of (a) the prime rate, as published by JPMorgan Chase, (b) the federal funds effective rate, as published by the Federal Reserve Bank of New York, plus one half of one percent, or (c) the last available calculation of the eurodollar rate plus one percent, (ii) a two percent increment and (iii) a default premium of five percent.

Borrowings under the DIP Credit Agreement are guaranteed by the Debtors and are secured by security interests in and liens on all presently owned and subsequently acquired assets of the Debtors. Furthermore, the U.S. Treasury and EDC have been allowed a super-priority administrative expense claim.

As of June 9, 2009, the Company had received cash proceeds of $3,014 million from the DIP Credit Facilities. The total amount of principal, including the additional notes, and accrued interest outstanding under the DIP Credit Facilities was $3,344 million and $9 million, respectively as of June 9, 2009. All amounts outstanding on the DIP Credit Facilities, including interest, are due on June 29, 2009.

A subsequent amendment to the DIP Credit Agreement was entered into on June 10, 2009. Refer to Note 18, Subsequent Events, for a discussion of subsequent events.

Note 10. Income Taxes

Loss before income taxes by jurisdiction for the period from January 1, 2009 to June 9, 2009 was as follows (in millions of dollars):

United States	$(3,663)
Foreign	(1,079)

Total	$(4,742)

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 10. Income Taxes —Continued

Total income tax expense (benefit) for the period from January 1, 2009 to June 9, 2009 consisted of the following (in millions of dollars):

Current:
United States	$(207)
Foreign	(121)
State and local	1

(327)

Deferred:
United States	6
Foreign	10
State and local	(6)

10

Total	$(317)

The significant components of deferred tax expense (benefit) for the period from January 1, 2009 to June 9, 2009 were as follows (in millions of dollars):

Deferred tax expense (benefit) (exclusive of the items below)	$19
Adjustments due to changes in enacted tax rates or law	(9)

Total	$10

The Company does not provide for U.S. income taxes or foreign withholding taxes on approximately $1.3 billion and $2.1 billion, respectively, of temporary differences related to investments in foreign subsidiaries because these temporary differences are essentially permanent in duration. This amount may become taxable upon a repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liability.

A reconciliation of income tax expense provided using the statutory U.S. rate of 35 percent to actual income taxes provided for the period from January 1, 2009 to June 9, 2009 was as follows (in millions of dollars):

Tax benefit at U.S. statutory rate	$(1,660)
Limited liability companies (“LLCs”) loss not subject to federal or state taxes	1,328
Increase in tax receivable	(196)
Valuation allowances	118
Adjustment to taxes receivable	78
Federal and foreign tax reserves, principally interest	12
Foreign currency translation	24
Other	(21)

Total	$(317)

Effective income tax rate	7%

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 10. Income Taxes —Continued

For the period from January 1, 2009 to June 9, 2009, the relationship between income tax expense (benefit) differs from the expected federal statutory rate primarily due to losses in limited liability companies, which are disregarded for U.S. federal tax purposes, and partially offset by changes in valuation allowances in the U.S. federal, Canada, and other foreign jurisdictions.

At June 9, 2009, the Company had approximately $1,077 million of total gross unrecognized tax benefits. Of this total, $894 million represent the amount of unrecognized tax benefits that, if reversed due to a successful outcome, would favorably affect the income tax rate in future periods.

A reconciliation of unrecognized tax benefits for the period from January 1, 2009 to June 9, 2009 was as follows (in millions of dollars):

Unrecognized tax benefits at beginning of period	$1,015
Gross increases for tax positions of prior years	59
Gross decreases for tax positions of prior years	(46)
Settlements	(1)
Exchange rate differences	50

Unrecognized tax benefits at end of period	$1,077

The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. Examinations by tax authorities have been completed through 1998 in the United States, 1995 in Canada and 2001 in Mexico.

The Company’s continuing practice is to recognize interest and penalties on uncertain tax positions in income tax expense (benefit).

The Company’s Canadian subsidiary has been reassessed additional taxes for the years 1996 through 1999 by the Canada Revenue Agency (“CRA”) and the Provincial Tax Authorities which it is currently disputing. The tax authorities require a combined deposit or security interest of approximately $1.2 billion while the dispute is pending. No payments have been made, however, the Company’s Canadian subsidiary has granted a lien against the Canadian manufacturing facilities and related assets in the principal amount of approximately $1.0 billion in favor of the CRA and Ontario Provincial Tax Authorities. Approximately $453 million of this lien is in favor of the Ontario government and is subordinated to the working capital loans received from the EDC. In addition, there are unclaimed goods and services tax credits in the amount of $359 million the CRA has set off against the amount owing. The Company’s Canadian subsidiary has submitted requests for U.S. and Canadian Competent Authority assistance on the transfer pricing matter. Competent Authorities interpret the treaty in force to achieve the effect of eliminating double taxation. Refer to Note 14, Other Transactions with Related Parties, for further details related to this topic.

On April 17, 2009, the Company, Holding and Daimler signed a binding agreement related to the settlement of a majority of the outstanding tax issues between the parties. In accordance with the agreement, Daimler would have no reimbursement obligations to the Company or Holding for taxes other than those associated with Canadian income tax disputes between the Company and the CRA for taxable periods ending on or before August 3, 2007, various IRS audit issue obligations arising prior to August 3, 2007 and other less significant Daimler tax obligations. On June 3, 2009, the Company and certain of its subsidiaries entered into an agreement

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 10. Income Taxes —Continued

with Holding and Daimler which modified the above tax agreement to resolve certain issues raised in connection with the Canadian income tax dispute. In addition, Daimler waived its right to certain tax refunds for periods prior to August 3, 2007. As a result, in June 2009, the Company recognized a reduction in income tax expense of $196 million and a corresponding increase in the amount of the tax receivable. In connection with the Fiat Transaction, these agreements were subsequently assigned to and assumed by New Chrysler. The Company’s assessment of the tax liability related to the above noted transfer pricing matter is to be fully reimbursed by Daimler and is included in this tax receivable. However, Daimler has indicated it will not reimburse the Company until the ultimate determination of the transfer pricing matter has been resolved. Refer to Note 14, Other Transactions with Related Parties, for additional information related to this matter.

Note 11. Commitments, Contingencies and Concentrations

Litigation

Various legal proceedings, claims and governmental investigations are pending against the Company on a wide range of topics, including vehicle safety; emissions and fuel economy; dealer, supplier and other contractual relationships; intellectual property rights; product warranties; asbestos exposure; and environmental matters. Some of these proceedings allege defects in various components (including occupant restraints, seats, brakes, tires, ball joints, transmissions, engines and fuel systems) in several different vehicle models or allege design defects relating to vehicle stability (rollover propensity), pedal misapplication (sudden acceleration), brakes (vibration and brake transmission shift interlock) or crashworthiness. These proceedings seek recovery for damage to property, personal injuries or wrongful death. Adverse decisions in one or more of these proceedings could require the Company to pay substantial damages, or undertake service actions, recall campaigns or other costly actions.

More than 80 purported class action lawsuits alleging violations of antitrust law are pending against the Company, several other motor vehicle manufacturers, the National Automobile Dealers Association and the Canadian Automobile Dealers Association. Some complaints were filed in federal courts in various states and others were filed in state courts. The complaints allege that the defendants conspired to prevent the sale to U.S. consumers of vehicles sold by dealers in Canada in order to maintain new car prices at artificially high levels in the U.S. They seek injunctive relief and treble damages on behalf of everyone who bought or leased a new vehicle in the U.S. since January 1, 2001. The federal court actions have been consolidated in the U.S. District Court for the District of Maine for purposes of pretrial proceedings, and the state cases filed in California have been consolidated in the California Superior Court in San Francisco County. In 2006, the federal court certified a nationwide class of buyers and lessees for injunctive relief, and, in 2007, certified damages classes in 20 individual state classes. The Court of Appeals reversed the court’s certification of the injunctive class and has dismissed the claim, as well as reversed and remanded the certification of the damage class. The federal court has retained supplemental jurisdiction over the state cases and is considering the defendants’ summary judgment motions. In September 2007, a purported class action was filed in the Ontario Superior Court of Justice claiming that a similar alleged conspiracy was now preventing lower-cost U.S. vehicles from being sold to Canadians. The Company does not believe that it has been engaged in any unlawful conduct and continues to defend itself vigorously.

Like other companies in the automotive industry, the Company has experienced a large number of lawsuits which seek compensatory and punitive damages for illnesses alleged to have resulted from direct and indirect exposure to asbestos used in some vehicle components, principally brake pads. Typically, these suits name many other

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 11. Commitments, Contingencies and Concentrations —Continued

Litigation —Continued

corporate defendants and may also include claims of exposure to a variety of non-automotive asbestos products. A single lawsuit may include claims by multiple plaintiffs alleging illness in the form of asbestosis, mesothelioma or other cancer or illness. These lawsuits involve several thousand claims. In the majority of these cases, plaintiffs do not specify their alleged illness and provide little detail about their alleged exposure to components in the Company’s vehicles. Some plaintiffs do not exhibit current illness, but seek recovery based on potential future illness. The Company believes that many of these lawsuits involve unsubstantiated illnesses or assert only tenuous connections with components in its vehicles, and that there is credible scientific evidence to support the dismissal of these claims. Although the Company’s expenditures to date in connection with such claims have not been material to its financial condition, it is possible that the Company could incur significant costs in the future in connection with these lawsuits.

Getrag Transmission Manufacturing LLC (“GG LLC”), Getrag Getriebe-und Zahnradfabrik Hermann Hagenmeyer GmbH & Cie KG (“Getrag”) and the Company signed several agreements providing for the construction and operation of a plant in Indiana to build dual clutch transmissions. The agreements required GG LLC and Getrag to obtain up to $300 million in debt financing for the project. GG LLC and Getrag did not obtain the necessary financing. In October 2008, the Company filed suit against the defendants alleging breach of contract, material misrepresentation and fraud. GG LLC and Getrag filed a breach of contract counterclaim against the Company, seeking reimbursement of $500 million for costs and expenses allegedly incurred with respect to the Indiana plant. GG LLC filed a petition for relief under Chapter 11 of the Bankruptcy Code, and GG LLC and Getrag filed an adversary complaint against the Company in the bankruptcy court, alleging that the parties’ agreements require the Company to assume certain post-termination obligations and reimburse the defendants for costs and expenses allegedly incurred for the Indiana plant. That complaint was remanded to Oakland County Circuit Court in Michigan.

In February 2009, Faurecia, an automotive supplier, filed a lawsuit against the Company seeking recovery of engineering, research and development costs with respect to certain vehicle programs due to lower volumes than expected and other damages. Faurecia alleges that the Company owes it approximately $130 million. The lawsuit was dismissed in connection with the Company filing bankruptcy on April 30, 2009, and the related supplier cure payment process.

Numerous suppliers have threatened to stop shipping vehicle parts in connection with claims for price increases, recovery of allegedly unamortized engineering, development and investment costs, and seeking assurances under UCC 2-609 that the Company will perform its financial obligations. The Company has received a number of claims alleging that it repudiated its supply agreements by allegedly failing to provide adequate assurances of its ability to perform its financial obligations under those supply agreements. A disruption in supply of vehicle parts could result in a shutdown of one or more plants. In addition, some supplier claims could result in litigation or significant monetary settlements.

Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. The Company establishes an accrual in connection with pending or threatened litigation if a loss is probable and can be reasonably estimated. Since these accruals represent estimates, it is reasonably possible that the resolution of some of these matters could require the Company to make payments in excess of the amounts accrued. It is also reasonably possible that the resolution of some of the matters for which accruals could not be made may require the Company to make payments in an amount or range of amounts that could not be

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 11. Commitments, Contingencies and Concentrations —Continued

Litigation —Continued

reasonably estimated at June 9, 2009. The term “reasonably possible” is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. Although the final resolution of any such matters could have a material effect on the Company’s operating results for the particular reporting period in which an adjustment of the estimated reserve is recorded, the Company believes that any resulting adjustment would not materially affect its consolidated financial position or cash flow.

Environmental Matters

The Company is subject to potential liability under government regulations and various claims and legal actions that are pending or may be asserted against the Company concerning environmental matters. Estimates of future costs of such environmental matters are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which the Company may have remediation responsibility and the apportionment and collectability of remediation costs among responsible parties. The Company establishes reserves for these environmental matters when a loss is probable and reasonably estimable. It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the final resolution of any such matters could have a material effect on the Company’s operating results for the particular reporting period in which an adjustment of the estimated reserve is recorded, the Company believes that any resulting adjustment would not materially affect its consolidated financial position or cash flow.

Voluntary Service Actions and Recall Actions

The Company periodically initiates voluntary service actions and recall actions to address various customer satisfaction, safety and emissions issues related to vehicles it sells. The Company establishes reserves for product warranty, including the estimated cost of these service and recall actions, when the related sale is recognized. The estimated future costs of these actions are based primarily on prior experience. Estimates of the future costs of these actions are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the number of vehicles affected by a service or recall action and the nature of the corrective action that may result in adjustments to the established reserves. It is reasonably possible that the ultimate cost of these service and recall actions may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the ultimate cost of these service and recall actions could have a material effect on the Company’s operating results for the particular reporting period in which an adjustment of the estimated reserve is recorded, the Company believes that any such adjustment would not materially affect its consolidated financial position or cash flow.

Commercial Commitments

Several major tier one and other automotive suppliers have initiated bankruptcy proceedings, have indicated they may do so in the near term, have recently emerged from bankruptcy or are having short term liquidity constraints due to the lack of available credit and reduced production volumes from vehicle manufacturers. In certain circumstances, the Company has provided financial support to such suppliers to avoid prolonged interruptions in the supply of components to the Company. Financial support includes, but is not limited to, parts re-pricing, debtor-in-possession loans, bridge loans, inventory financing and capital expenditure advances. In addition to

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 11. Commitments, Contingencies and Concentrations —Continued

Commercial Commitments —Continued

parts re-pricing actions, the Company has recorded charges of approximately $103 million for financing support to suppliers for the period from January 1, 2009 to June 9, 2009, which is included in Cost of Sales in the accompanying Consolidated Statement of Operations.

Concentrations

Employees

In the U.S. and Canada, all of the hourly employees and 25 percent of the salaried employees were represented by unions, which represents 68 percent of the Company’s total workforce. Substantially all of the hourly represented employees were represented by the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”) or the National Automobile, Aerospace, Transportation and General Workers Union of Canada (“CAW”).

Suppliers

The Company purchases a significant portion of production materials through certain suppliers. The Company would be vulnerable to a significant disruption in its operations if any of its suppliers were to cease production in the next twelve months and the Company was unable to resource the material in a timely manner. The Company actively monitors and assesses the risk level of its suppliers for the possibility of financial distress or production interruptions. As of June 9, 2009, the Company does not believe there to be a high risk of a significant or prolonged disruption to its production schedule as a result of the financial distress of a key supplier.

UAW & CAW Agreement and Modifications

On April 27, 2009, and in accordance with the EDC Loan Agreement, the Company and the CAW agreed to certain modifications to the 2008 collective bargaining agreement, including extending the expiration of the agreement by one year to September 2012. The modifications to the bargaining agreement primarily related to the suspension of base wage increases for CAW employees for the remainder of the agreement. In addition, cost sharing arrangements for active and retiree health care and other insurance benefits were increased while certain other active and retiree benefits were discontinued.

On April 29, 2009, and in accordance with the U.S. Treasury Loan Agreement, the Company and the UAW agreed to certain modifications to the 2007 UAW-Chrysler National Agreement (“2007 UAW Agreement”). The modifications to the 2007 UAW Agreement primarily related to the suspension of base wage increases, performance bonuses and other benefits for UAW employees that will continue until the expiration of the agreement in September 2011 unless other expiration dates were mutually agreed to by the parties.

Other Matters

Ally MTA

As discussed in Note 1, Background and Nature of Operations, on May 21, 2009, the Ally MTA between the Company, the U.S. Treasury, Ally, and USDART was executed. The Ally MTA provides for a risk sharing arrangement, in which USDART will reimburse Ally for a majority of certain qualifying losses or loans with third party Chrysler dealerships issued through November 21, 2009. The U.S. Treasury funded $600 million to the Company, under the DIP Credit Agreement, which was immediately transferred to USDART to cover these

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 11. Commitments, Contingencies and Concentrations —Continued

Other Matters —Continued

Ally MTA —Continued

losses. The Ally MTA will terminate no earlier than 2013 unless all parties mutually agree to terminate the contract at an earlier date. Refer to Note 18, Subsequent Events, for additional information related to USDART and the Ally risk sharing arrangement.

Lease Commitments

The majority of the Company’s lease payments are for operating leases.

As of June 9, 2009, the Company had the following minimum rental commitments under operating leases with noncancelable lease terms in excess of one year (in millions of dollars): remainder of 2009 —$236; 2010 —$201; 2011 —$159; 2012 —$167; 2013 —$145; and 2014 and thereafter —$967. Future minimum lease commitments have not been reduced by minimum sublease rental income of $178 million due in the future under noncancelable subleases. Rental expense under operating leases was $177 million for the period from January 1, 2009 to June 9, 2009. Sublease rentals of $47 million were received for the period from January 1, 2009 to June 9, 2009. As of June 9, 2009, the Company had commitments for capital expenditures, including commitments for assets currently under construction totaling approximately $523 million.

Guarantees

As of June 9, 2009, the Company had additional guaranteed obligations of others in the amount of $4,824 million, including approximately $4,787 million related to obligations of affiliates. Approximately $4,549 million of these obligations were a result of a loan agreement between Holding and the U.S. Treasury, $225 million were a result of a loan agreement between Auburn Hills Owner LLC (“Auburn Hills Owner”), an indirect wholly-owned subsidiary of Holding, and a bank and $13 million of other obligations to affiliates. As of June 9, 2009, the Company has determined that there were no amounts required to be accrued under these guarantees.

Note 12. Employee Retirement and Other Benefits

The Company sponsors both noncontributory and contributory defined benefit pension plans. The majority of the plans are funded plans. The noncontributory pension plans cover certain of the hourly and salaried employees of the Company. Benefits are based on a fixed rate for each year of service. Additionally, contributory benefits are provided to certain of the salaried employees under the salaried employees’ retirement plans. These plans provide benefits based on the employee’s cumulative contributions, years of service during which the employee contributions were made and the employee’s average salary during the five consecutive years in which the employee’s salary was highest in the fifteen years preceding retirement.

The Company provides health care, legal and life insurance benefits to certain of its hourly and salaried employees. Upon retirement from the Company, employees may become eligible for continuation of certain benefits. Benefits and eligibility rules may be modified periodically.

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 12. Employee Retirement and Other Benefits —Continued

The Company also sponsors defined contribution plans for certain of its U.S. and non-U.S. hourly and salaried employees. During the period from January 1, 2009 to June 9, 2009, contribution expense related to these plans was $2 million.

Significant Plan Events

Chrysler Financial Services Canada Pension and OPEB Plans

On August 3, 2007, Chrysler Financial Services Canada, Inc. (“CFSC”) established new pension plans for its employees, former employees and retirees in order to transfer the Company’s existing plan assets and liabilities related to CFSC’s employees, former employees and retirees from the Company’s plans to CFSC’s plans. During the first quarter of 2009, after fiscal approval was obtained, the Company transferred pension obligations of $38 million and pension assets of $34 million and derecognized the related accumulated other comprehensive loss of $5 million to the pension plans of CFSC. The non-cash transfer was consummated through an equity transaction, resulting in a decrease in member’s interest.

Effective January 1, 2009, CFSC established new postretirement health and life insurance plans for its employees, former employees and retirees. During the first quarter of 2009, the Company transferred postretirement health and life insurance obligations of $11 million and derecognized the related accumulated other comprehensive income of $3 million to CFSC. The non-cash transfer was consummated through an equity transaction, resulting in an increase in member’s interest.

UAW Settlement Agreement for Retiree Health Care Benefits

On March 30, 2008, the Company and the UAW entered into a settlement agreement (“Settlement Agreement”) to permanently transfer the responsibility of providing postretirement health care benefits for UAW represented employees, retirees and dependents (“Covered Group”) from the Company to a new retiree plan (the “Plan”). The Plan will be funded by an Independent Voluntary Employees’ Beneficiary Association (“VEBA”) trust (the “VEBA Trust”), which will be funded in part by future Company contributions as provided by the Settlement Agreement. Under the terms of the Settlement Agreement, on January 1, 2010 (the “Implementation Date”) the Company will terminate the 2003 Chrysler-UAW Health Care Program for the Covered Group and the obligation for retiree medical claims incurred on or after such date will be the responsibility of the Plan and the VEBA Trust. In addition, the Settlement Agreement provided for amendments to the 2003 Chrysler-UAW Health Care Plan (“2003 Amendment”) to implement immediate cost sharing initiatives. The 2003 Chrysler-UAW Health Care plan previously established a VEBA trust (“Existing VEBA Trust”). In connection with the 2003 Amendment the assets associated with the existing VEBA Trust were to be transferred to the newly established VEBA Trust. On July 31, 2008, the United States District Court for the Eastern District of Michigan approved the Settlement Agreement. On September 2, 2008, the judgment became final.

In connection with the Fiat Transaction on June 10, 2009, New Chrysler entered into a new settlement agreement with the UAW (“New Settlement Agreement”), which superseded the Settlement Agreement between the Company and the UAW. Refer to Note 18, Subsequent Events, for further discussion.

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 12. Employee Retirement and Other Benefits —Continued

Financial Summary of Plans

The status of these plans at June 9, 2009 and for the period from January 1, 2009 through June 9, 2009 was as follows (in millions of dollars):

	Pension Benefits	OPEB
Change in benefit obligation:
Benefit obligation at beginning of period	$27,674	$13,265
Service cost	79	70
Interest cost	738	535
Employee contributions	4	—
Amendments and benefit changes	(128)	(273)
Actuarial (gain) loss	274	(165)
Discount rate change	(845)	(8)
Benefits paid	(1,351)	(476)
Special early retirement programs and curtailment	239	—
Transfer to CFSC	(38)	(11)
Currency translation	373	140

Benefit obligation at end of period	$27,019	$13,077

Change in plan assets:
Fair value of plan assets at beginning of period	$23,528	$1,686
Actual return on plan assets	71	88
Employee contributions	4	—
Transfer to CFSC	(34)	—
Company contributions — to pension trust	31	—
Company contributions — directly to pay benefits	46	476
Benefits paid	(1,351)	(476)
Currency translation	334	—

Fair value of plan assets at end of period	$22,629	$1,774

Funded status of plans	$(4,390)	$(11,303)

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 12. Employee Retirement and Other Benefits —Continued

Financial Summary of Plans —Continued

The components of benefit expense and other changes in plan assets and benefit obligations recognized in other comprehensive loss for the period from January 1, 2009 to June 9, 2009 were as follows (in millions of dollars):

	Pension Benefits	OPEB
Net periodic benefit cost:
Service cost	$79	$70
Interest cost	738	535
Expected return on plan assets	(863)	(56)
Amortization of prior service cost	84	(486)
Amortization of actuarial loss	—	(118)

Net periodic benefit costs	38	(55)
Special early retirement cost and curtailment	106	—

Total benefit costs	$144	$(55)

Other comprehensive loss:
Net (gain) loss	$344	$(209)
Amortization of actuarial loss	—	118
Prior service cost (credit)	(129)	(271)
Amortization of prior service cost	(84)	486

Total recognized in other comprehensive loss	131	124

Total recognized in total benefit costs and other comprehensive loss	$275	$69

During the remainder of 2009, approximately $148 million of unrealized actuarial net gains are expected to be amortized into expense. Additionally, the net gains from unrealized prior service cost are expected to be approximately $507 million for the remainder of 2009.

Assumptions

Assumptions used to determine the benefit obligation and expense for the period from January 1, 2009 to June 9, 2009 were as follows:

	Pension Benefits	OPEB
Weighted-Average Assumptions Used to Determine Benefit Obligations at June 9, 2009:
Discount rate —ongoing benefits	6.60%	6.65%
Rate of compensation increase	4.08%	4.50%
Weighted-Average Assumptions Used to Determine Periodic Costs:
Discount rate —ongoing benefits	6.25%	6.25%
Expected return on plan assets	7.42%	7.50%
Rate of compensation increase	4.00%	4.50%

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 12. Employee Retirement and Other Benefits —Continued

Assumptions —Continued

The annual rate of increase in the per capita cost of covered U.S. health care benefits assumed for 2009 was 7.0 percent. The annual rate was assumed to decrease gradually to 5.0 percent in 2015 and remain at that level thereafter. The annual rate of increase in the per capita cost of covered Canadian health care benefits assumed for 2009 was 4.4 percent. The annual rate was assumed to decrease to 3.9 percent in 2010 and remain at that level thereafter.

The assumed health care cost trend rate has a significant effect on the amounts reported for postretirement health care and life insurance benefits. A one percentage point change in the assumed health care cost trend rate for U.S. and Canada combined would have the following effects as of June 9, 2009 (in millions of dollars):

	One Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$15	$(13)

The expected rate of return on plan assets for pension and postretirement health care, legal and life insurance plans is based on long-term actual portfolio results, historical total market returns and an assessment of the expected future returns for the asset classes in the portfolios. The assumptions of future market returns over the next ten years are based on surveys of large investment managers and other experts. Accordingly, actual returns which significantly differ from expected returns during a one or two year period may not significantly change the historical long-term rate of return such as to necessitate or warrant revision of the expected long-term rate of return.

The discount rates for the plans were determined as of June 9, 2009. The rates are based on yields of high-quality (AA-rated or better) fixed income investments and an indicative AA-rated yield curve for which the timing and amounts of payments match the timing and amounts of the projected pension and postretirement health care, legal and life insurance benefit payments.

Plan Assets

The Company invests pension and postretirement health care, legal and life insurance plan assets using a disciplined and consistent strategy in an attempt to maximize the long-term rate of return given an acceptable level of risk while minimizing costs. The primary method used to minimize risk is through diversification of asset categories. These asset classes include equity, fixed income and alternative investments.

Investment policies and strategies are defined by the Company’s investment committee, which includes senior financial management. The investment committee meets regularly to approve asset allocations, review the risks and investment returns achieved on plan assets and approve the selection and retention of external investment managers. Investment managers are retained for the purpose of managing specific investment strategies within contractual investment guidelines. Certain investment managers are permitted to use derivative instruments for investment purposes, as well as for hedging and rebalancing.

Periodically, the Company conducts asset/liability studies which use Modern Portfolio Theory to determine an optimal long-term model asset allocation. The model portfolio represents a passive investment in four major asset categories: U.S. equity, international equity, fixed income and cash. The model portfolio provides the basis for

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 12. Employee Retirement and Other Benefits —Continued

Plan Assets —Continued

establishing a further refined benchmark portfolio. Using efficient frontier modeling, the model portfolio is expanded to include additional sub-asset classes. This benchmark portfolio is designed to add value by improving the risk/return profile over the model portfolio through the addition of sub-asset classes. Actual asset return performance is measured against the benchmark portfolio. The investment committee annually establishes and implements a target portfolio that is a one-year tactical view of the benchmark portfolio. The target portfolio is designed to outperform the benchmark portfolio given an acceptable level of risk.

While target asset allocation percentages will vary over time, the Company’s overall investment strategy is to achieve a mix of assets, which allows the Company to meet projected benefit payments while minimizing cash contributions from the Company over the life of the plans. The weighted-average target asset allocations for all pension plan assets are currently 47 percent fixed income, 27 percent equity, and 26 percent alternative investments. The weighted-average target asset allocations for all OPEB plan assets are currently 65 percent equity and 35 percent fixed income. As a result of the Company’s diversification strategies, there are no significant concentrations of risk, in terms of sector, industry, geography or counterparty.

Contributions and Payments

In connection with the Daimler Settlement, the Company has a $600 million receivable from Daimler to fund contributions to the Company’s U.S. pension plans. The receivable is due to the Company in three equal installments in June 2009, 2010 and 2011. In connection with the Fiat Transaction, this receivable and certain pension plans were transferred to New Chrysler. Refer to Note 14, Other Transactions with Related Parties, for additional details of the settlement and receivable.

Employer contributions to the Company’s pension plans are expected to be approximately $502 million for the remainder of 2009, all of which are estimated to be needed to satisfy minimum funding requirements. Of the employer contributions, $200 million will be funded upon receipt of the Daimler receivable noted above and $302 million is anticipated to be in cash. Employer contributions to the Company’s unfunded pension and OPEB plans are expected to be $30 million and $527 million, respectively for the remainder of 2009, which represents expected benefit payments to participants.

Estimated future pension and postretirement health care, legal and life insurance benefits payments, and the Medicare Prescription Drug Improvement and Modernization Act of 2003 subsidy expected to be received for the next ten years are as follows (in millions of dollars):

	Pension Benefits	OPEB	Health Care Subsidy Receipts (a)
Remainder of 2009	$1,283	$527	$30
2010	2,546	173	2
2011	2,423	169	2
2012	2,338	166	2
2013	2,264	164	2
2014	2,202	163	2
2015 – 2019	10,156	816	8

(a)	Represents Medicare Part D Subsidy

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 13. Derivative Financial Instruments and Risk Management

Refer to Note 3, Summary of Significant Accounting Policies, for an overview of derivative financial instruments.

Fair values of the Company’s derivative financial instruments are based on pricing models or formulas using current estimated cash flow and discount rate assumptions. The Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. The adjustment is estimated based on the net exposure by counterparty. The Company uses an estimate of the counterparty’s non-performance risk when the Company is in a net asset position and an estimate of the Company’s own non-performance risk when the Company is in a net liability position. As of June 9, 2009, the adjustment for non-performance risk did not materially impact the fair value of derivative instruments.

The use of derivatives exposes the Company to the risk that a counterparty may default on a derivative contract. The Company establishes exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Historically all of the Company’s derivative exposures have been with counterparties that have long-term credit ratings of single-A or better. The Company typically enters into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss that the Company would recognize if all counterparties failed to perform as contracted would be reduced.

Cash Flow Hedges

During the first quarter of 2009, the Company discontinued hedge accounting on its hedge designated derivative instruments because the Company could no longer conclude that the occurrence of the forecasted transactions was probable. In addition, the Company also concluded that it was probable that forecasted transactions would not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. As such, the Company reclassified $147 million of net gains from AOCI to earnings during the period from January 1, 2009 to June 9, 2009 as detailed below (in millions of dollars):

	Financial Statement Caption	Gain/(Loss) Recorded in OCI	Gain/(Loss) Reclassified from AOCI to Income
Currency forwards and swaps	Revenues, Net	$—	$191
Commodity swaps	Cost of Sales	—	(44)

Total		$—	$147

Derivatives Not Designated as Hedges

The Company has elected not to apply hedge accounting to certain derivative instruments. The Company uses derivatives to economically hedge its financial and operational exposures. Unrealized and realized gains and losses related to derivatives that are not designated as accounting hedges are included in Revenues or Cost of Sales in the accompanying Consolidated Statement of Operations depending on the nature of the risk being hedged.

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 13. Derivative Financial Instruments and Risk Management —Continued

Derivatives Not Designated as Hedges —Continued

The following summarizes the effect of derivative instruments in the respective financial statement captions of the accompanying Consolidated Statement of Operations for the period from January 1, 2009 to June 9, 2009 (in millions of dollars):

	Financial Statement Caption	Period from January 1, 2009 to June 9, 2009 Gain/(Loss)
Derivatives not designated as hedging instruments:
Currency forwards and swaps	Revenues	$(42)
Commodity swaps	Cost of Sales	20
Interest rate contracts	Cost of Sales	9

Total		$(13)

In connection with the Company’s bankruptcy filing on April 30, 2009, the Company was required to settle all foreign currency and commodity derivative instruments during May 2009. As a result of these settlements, the Company had realized gains of $99 million, $86 million of which were immediately applied as a reduction to the First Lien Credit Agreement’s outstanding principal balance. Refer to Note 8, Financial Liabilities, for additional information related to the First Lien Credit Agreement.

Note 14. Other Transactions with Related Parties

The Company engages in transactions with unconsolidated subsidiaries, associated companies and other related parties on commercial terms that are normal in the respective markets, considering the characteristics of the goods and services involved.

Cerberus, Daimler and Holding

U.S. Treasury Loan Agreement with Holding

As described in Note 2, Basis of Presentation, on December 31, 2008, Holding entered into the U.S. Treasury Loan Agreement, which was subsequently amended on January 2, 2009, pursuant to which the U.S. Treasury agreed to provide Holding with a $4.0 billion secured term loan facility. On January 2, 2009, Holding borrowed $4.0 billion under the facility and simultaneously contributed the proceeds to the Company. On April 29, 2009, and in accordance with the Warranty Commitment Program, the U.S. Treasury Loan Agreement was amended to increase the Facility by $280 million for the Warranty SPV. As additional consideration for the borrowings, the U.S. Treasury required Holding to provide a total of $285 million of senior secured notes as a cost of borrowing.

In March 2009, the Company paid $5 million of debt issuance costs on behalf of Holding in connection with the U.S. Treasury Loan Agreement, which has been reflected as a reduction in the total proceeds received from Holding related to this agreement.

Effective March 31, 2009, interest payments are required quarterly. On March 31, 2009, the Company returned $52 million of capital to Holding and Holding made the required $52 million interest payment to the U.S. Treasury.

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 14. Other Transactions with Related Parties —Continued

Cerberus, Daimler and Holding —Continued

Settlements

On March 31, 2009, Daimler transferred its ownership of 23 NSCs to Holding, which simultaneously transferred its ownership of the NSCs to the Company. Prior to March 31, 2009, the financial results of the NCSs were consolidated by the Company as the primary beneficiary of these VIEs. In connection with the transfer, the Company paid Daimler $99 million in exchange for the settlement of $415 million of trade payables and other international obligations due to Daimler and $368 million of the NSCs financial liabilities to Daimler and recognized a net gain of $684 million during the period from January 1, 2009 to June 9, 2009. The gain is included in Gain on NSC Settlement, in the accompanying Consolidated Statement of Operations.

On April 17, 2009, the Company, Holding and Daimler signed a binding agreement related to the settlement of a majority of the outstanding tax issues between the parties. In accordance with the agreement, Daimler would have no indemnity reimbursement obligations to the Company or Holding for taxes other than for those associated with Canadian income tax disputes between the Company and the CRA for taxable periods ending on or before August 3, 2007, various IRS audit issue obligations arising prior to August 3, 2007 and other less significant Daimler tax obligations. On June 3, 2009, the Company and certain of its subsidiaries entered into an agreement with Holding and Daimler which modified the above tax agreement to resolve certain issues raised in connection with the Canadian income tax dispute. In addition, Daimler waived its right to certain tax refunds for periods prior to August 3, 2007. As a result, in June 2009, the Company recognized a reduction in income tax expense of $196 million and a corresponding increase in the amount of the tax receivable. In connection with the Fiat Transaction, these agreements were subsequently assigned to and assumed by New Chrysler. Refer to Note 10, Income Taxes, for additional information related to the tax agreements.

On April 17, 2009, the Company, Holding and Daimler signed a binding agreement related to the settlement of certain trade receivables and payables resulting in a net payment of $140 million by the Company to Daimler, as well as the transfer of all membership interests of MBTech Autodie LLC from Daimler to the Company.

On June 5, 2009, the Company, Holding, Cerberus, Daimler and the PBGC entered into a binding agreement settling various matters. Pursuant to the terms of the Daimler Settlement Agreement, Cerberus surrendered its ownership in Holding and Cerberus and Daimler agreed to forgive and extinguish debt owing under the $2.0 billion Second Lien Credit Agreement, subject to certain conditions. As explained in Note 1, Background and Nature of Operations, as a result of the Adversary Proceeding filed on August 17, 2009, Daimler informed the Debtors that it had not released its lien on the Debtors’ assets and was reserving its rights with respect to its portion of the debt under the Second Lien Credit Agreement. As a result, the amount outstanding under the Second Lien Credit Agreement was approximately $1.5 billion at June 9, 2009. For the period from January 1, 2009 to June 9, 2009, the Company recorded a gain on extinguishment of debt and related accrued interest totaling $519 million on the Second Lien Credit Agreement. This gain is included in Reorganization Expense, Net in the accompanying Consolidated Statement of Operations (See Note 17, Reorganization Expense, Net).

Pursuant to the terms of the June 5, 2009 Daimler Settlement Agreement, Daimler also agreed to make three equal cash payments to the Company totaling $600 million, which are to be used to fund contributions into the Company’s U.S. pension plans over the next three years. This receivable and certain pension plans were subsequently transferred to New Chrysler as a result of the Fiat Transaction. The Company recognized a $600 million gain related to this settlement during the period from January 1, 2009 to June 9, 2009, which is included in Gain on Daimler Pension Contribution in the accompanying Consolidated Statement of Operations.

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 14. Other Transactions with Related Parties —Continued

Cerberus, Daimler and Holding —Continued

Warranty SPV

As described in Note 2, Basis of Presentation, the Warranty Commitment Program, established by the U.S. Government, ensures warranty claims submitted to domestic automakers will be paid to consumers regardless of the automakers existence. The Warranty Commitment Program mandates that a reserve is established equal to 125 percent of the estimated warranty costs for each new U.S. vehicle sold by the Company during the period from March 31, 2009 through June 30, 2009. The Company is required to contribute 15 percent of the estimated warranty costs and the U.S. Treasury is responsible for the remaining 110 percent. On April 29, 2009, and in accordance with the Warranty Commitment Program, $318 million of capital contributions were made to the Warranty SPV, of which $38 million were from the Company and $280 million were from the U.S. Treasury via loans to Holding under the U.S. Treasury Loan Agreement. See Note 18, Subsequent Events, for additional information related to the Warranty SPV.

Other Transactions with Cerberus

Cerberus has historically retained consultants that specialize in operations management and support and who provide management and operational consulting services to Cerberus concerning portfolio companies in which funds and accounts managed by Cerberus or its related parties have invested. From time to time, Cerberus has made the services of these consultants available to Cerberus portfolio companies. The Company incurred $1 million of expense during the period from January 1, 2009 to June 9, 2009 in connection with Cerberus consulting services and believes that these transactions were on an arms’ length basis. Interest expense on financial resources provided by Cerberus under the Second Lien Credit Agreement totaled $7 million for the period from January 1, 2009 to June 9, 2009.

Other Transactions with Daimler

The Company had routine transactions with Daimler in the ordinary course of business, which included the purchase of certain vehicles, the purchase and sale of certain vehicle parts, as well as transition services, which included, but were not limited to; financial, information technology and operational services. Daimler also provided the Company manufacturing and engineering related services. In addition, financial resources were provided to the Company via financing arrangements under the Second Lien Credit Agreement (see Note 8, Financial Liabilities) and cash sweep arrangements with the NSCs. Interest expense on financial resources provided by Daimler, primarily related to the Second Lien Credit Agreement, totaled $29 million for the period January 1, 2009 to June 9, 2009. The Company also had derivative financial instruments with a Daimler affiliate to manage its exposure to the variability of future cash flows from forecasted commodity transactions during the period from January 1, 2009 to June 9, 2009.

During the period from January 1, 2009 to June 9, 2009, the Company sold vehicles and parts, as well as provided transition services to Daimler totaling $46 million. Purchases of vehicles, parts and manufacturing and engineering related services from Daimler totaled $86 million for the period from January 1, 2009 to June 9, 2009.

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 14. Other Transactions with Related Parties —Continued

Chrysler Financial

The Company is party to the MAFA with Chrysler Financial and the principal terms of the MAFA include the following:

•

Provides exclusivity for Chrysler Financial with respect to certain vehicle and leasing incentives offered by the Company to consumers including interest free periods, finance charge subsidies, lease pull ahead programs, capitalized cost reductions, waivers of security deposit, lease or financing pre-approval programs or down payment assistance programs, as well as Chrysler Financial’s ability to provide dealer and fleet financing, including exclusive access to subvention programs offered to dealers.

•

Provides for approval targets related to average credit scores and the number and percentage of retail contracts purchased from dealers for consumer financing by Chrysler Financial, as well as wholesale penetration targets related to dealer inventory financing provided by Chrysler Financial, in order to maintain exclusivity. If Chrysler Financial fails to meet the consumer financial approval targets or wholesale penetration targets, exclusivity can be revoked by the Company under certain specific conditions. The MAFA contains a capital markets disruption clause whereby exclusivity related to retail financing cannot be terminated by the Company for failure to achieve approval targets if credit is not available on commercially reasonable terms to other borrowers with credit standing similar to that of Chrysler Financial for a period of three months or longer.

•

Includes a residual risk sharing agreement which covers all Chrysler Financial operating leases, all Chrysler Financial plus balloon note contracts and all business vehicle finance leases and balloon notes that were acquired on or after August 4, 2007, through and including July 31, 2008. Chrysler Financial is responsible for one-half of the residual loss up to 1 percent of gross capitalized cost, and losses beyond that threshold are borne by the Company. Conversely, Chrysler Financial is entitled to one-half of gains up to 1 percent of gross capitalized cost, with remaining gains being returned to the Company.

•

The Company participates with Chrysler Financial in joint programs to sell used vehicles owned by either the Company or Chrysler Financial, to share the skills and strengths at both companies, to operate efficiently, minimize duplication and permit both parties to benefit from the volume of vehicles sold.

In October 2008, Chrysler Financial registered and was approved to participate in the U.S. Federal Reserve’s Commercial Paper Funding Facility (“CPFF”), which allows for the issuance of commercial paper to the Federal Reserve by certain of Chrysler Financial’s asset-backed securitization facilities. In January 2009, Chrysler Financial received a loan of $1.5 billion under the Troubled Asset Relief Program (“TARP”) to fund retail loans for the purchase of the Company’s vehicles.

Transactions in Accordance with the MAFA and other Agreements

On August 1, 2008, the Company and Chrysler Financial amended their MAFA, in order to permit the Company to utilize previously restricted cash in the aggregate amount of $1.0 billion to pre-fund the Company’s potential exposure to Chrysler Financial for residual value risk sharing obligations. The residual value risk sharing is associated with vehicle leases financed by Chrysler Financial between August 3, 2007 and July 31, 2008. To facilitate the pre-funding of this potential exposure, a wholly-owned foreign subsidiary of the Company purchased interest bearing income notes in the amount of $1.0 billion due in 2013 from a wholly-owned foreign subsidiary of Chrysler Financial. The restricted cash balance is expected to be replenished as the income notes are repaid.

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 14. Other Transactions with Related Parties —Continued

Chrysler Financial —Continued

Transactions in Accordance with the MAFA and other Agreements —Continued

On May 6, 2009, the Company and Chrysler Financial entered into an agreement in which the Company agreed to transfer $500 million of cash collateral and the above referenced $1.0 billion note receivable, including interest, to Chrysler Financial in exchange for a reduction in Chrysler Financial’s pre-petition claims, primarily representing potential claims under lease vehicle residual loss sharing agreements and rate subvention agreements, as well as Chrysler Financial’s waiver of any provisions in the MAFA or its loan agreements with the Company’s dealers that would have been breached by arrangements between the Company or its dealers and Ally. As a result, the Company recognized a loss of approximately $1 billion which represented the cash collateral and note receivable transferred to Chrysler Financial less the value of the potential claims against Old Carco under lease vehicle residual loss sharing agreements and rate subvention agreements. This loss is included in Reorganization Expense, Net, in the accompanying Consolidated Statement of Operations.

The Company historically offered residual value enhancement (“RVE”) through Chrysler Financial. Under the RVE arrangement, the consumer’s contract payments are based on residual values that are equal to or greater than the Automotive Lease Guide published residual values. The Company accrues the amount required to adjust the contractual residual value from the Automotive Lease Guide published residual value at lease inception. The residual value support payments accrued at lease inception are paid to Chrysler Financial over the original term of the lease. Chrysler Financial is responsible for losses in excess of the residual value support equal to one-half of up to one percent of gross capitalized cost, with any remaining loss being the responsibility of the Company. Unused residual value support up to one percent of gross capitalized cost is shared equally with the Company and Chrysler Financial with any excess being retained by the Company. The Company paid Chrysler Financial $36 million under this program for the period from January 1, 2009 to June 9, 2009.

The Company sponsors interest rate support programs for its vehicles in order to lower the retail consumer’s monthly payment. The Company accounts for these programs as sales incentives. Under the interest rate support program, the Company pays Chrysler Financial, at the inception of the purchase contract, or lease agreement, an amount required to adjust the interest rate implicit in the contract from the standard Chrysler Financial interest rate. For the period from January 1, 2009 to June 9, 2009, the Company paid Chrysler Financial $129 million under these agreements.

The Company charged Chrysler Financial $1 million for transition services and $13 million for interest on financing provided to Chrysler Financial during the period from January 1, 2009 to June 9, 2009. Interest expense on financial obligations with Chrysler Financial, other than the Gold Key Lease credit facility discussed below, was $2 million during the period from January 1, 2009 to June 9, 2009.

Gold Key Lease

Chrysler Financial administers the Company’s Gold Key Lease portfolio. The Company has a $4.5 billion ($5.0 billion CAD) secured revolving credit facility from Chrysler Financial to fund this portfolio. As of June 9, 2009, the Company had $1.1 billion outstanding under the facility and incurred interest expense of $31 million during the period from January 1, 2009 to June 9, 2009. The Company also incurred credit approval, acquisition and other lease administration fees associated with the Gold Key Lease portfolio of $30 million during the period from January 1, 2009 to June 9, 2009. Refer to Note 3, Summary of Significant Accounting Policies, and Note 8, Financial Liabilities, for additional information related to this portfolio.

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 14. Other Transactions with Related Parties —Continued

Auburn Hills Owner

The Company participates in a lease of facilities and equipment from Auburn Hills Owner. At the date of the Cerberus Acquisition, the facilities and equipment were sold by the Company to Auburn Hills Owner; however, that transaction did not qualify for sale treatment. Interest expense incurred on the financial obligation with Auburn Hills Owner totaled $15 million for the period from January 1, 2009 to June 9, 2009.

Other Transactions with Related Parties

Interest income from financing provided to related parties other than those discussed above totaled $1 million for the period from January 1, 2009 to June 9, 2009, and was primarily from unconsolidated subsidiaries. During the period from January 1, 2009 to June 9, 2009, the Company sold vehicles and parts to related parties other than those discussed above, primarily unconsolidated subsidiaries, totaling $122 million.

Note 15. Segment Reporting and Geographic Information

The Company’s business is comprised of two reporting segments, Automotive and Retail Lease Financing. These two segments are managed and evaluated separately due to the inherent differences in the nature of operations for each segment. The Automotive segment includes activities related to the research, design, manufacture, assembly and wholesale distribution of passenger cars and trucks mainly under the brand names Chrysler, Jeep and Dodge, as well as related parts and accessories, including those sold under the MOPAR brand name. The Retail Lease Financing segment provides lease financing for vehicles in Canada. The Company has allocated certain reserves against assets of the Gold Key Lease vehicle portfolio to the Automotive segment.

The Company measures the performance of its operating segments using Modified Earnings Before Interest, Taxes, Depreciation and Amortization (“Modified EBITDA”). Modified EBITDA is computed starting with net loss and then adjusting the amount to (i) add back the provision for income taxes and exclude income tax benefits, (ii) add back net interest expense, (iii) add back depreciation and amortization expense (excluding depreciation and amortization of vehicles held for lease), (iv) add back restructuring expense and exclude restructuring income, (v) add back reorganization expense and (vi) add back certain other costs, charges and expenses. The Company believes that Modified EBITDA is useful to determine the operational profitability of its segments to determine resource allocations within the Company. Modified EBITDA is not a U.S. GAAP financial measure and it should not be considered an alternative to, or more meaningful than, net loss as determined in accordance with U.S. GAAP.

Revenues are allocated to countries based on the location of the customer. Capital expenditures represent the purchase of property, plant and equipment and equipment on operating leases.

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 15. Segment Reporting and Geographic Information —Continued

Segment information for the period from January 1, 2009 to June 9, 2009 was as follows (in millions of dollars):

	Automotive Segment	Retail Lease Financing Segment	Combined
Revenues	$10,701	$381	$11,082
Modified EBITDA	(2,463)	58	(2,405)
Capital expenditures	353	4	357
Depreciation and amortization expense (excluding impairment charges)	1,239	298	1,537
Impairment of brand name intangible assets	844	—	844
Impairment of property, plant and equipment	391	—	391
Interest income	28	3	31
Interest expense (see Note 4)	(615)	—	(615)

The reconciliation of Net Loss to Modified EBITDA for the period from January 1, 2009 to June 9, 2009 was as follows (in millions of dollars):

Net loss	$(4,425)
Plus:
Income tax benefit	(317)
Net interest expense	584
Depreciation and amortization expense (excluding impairment charges)	1,537
Restructuring income	(230)
Reorganization expense	843
Impairment of brand name intangible assets	844
Impairment of property, plant and equipment	391
Other financial expense	6
Gain on NSC settlement	(684)
Gain on Daimler pension settlement	(600)
Less:
Depreciation and amortization expense for vehicles held for lease	(354)

Modified EBITDA	$(2,405)

Revenues by principal geographic areas for the period from January 1, 2009 to June 9, 2009 were as follows (in millions of dollars):

North America:
United States	$6,986
Canada	1,774
Mexico	871

Total North America	9,631
All other	1,451

Total	$11,082

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 16. Restructuring Actions

Recovery and Transformation Plan I

On February 14, 2007, the Company announced its three-year Recovery and Transformation Plan (“RTP I Plan”). Key initiatives for the RTP I Plan included a workforce reduction of 13,000 individuals over the period from 2007 through 2009, and an elimination of production capacity by eliminating work shifts and idling facilities. The workforce reduction was achieved by a combination of retirements, special programs and attrition, and affected represented and non-represented hourly and salaried employees. Other costs related to the restructuring include supplier contract cancellation costs, plant closure costs and the impact of asset write downs. The total costs expected to be incurred in connection with the RTP I Plan are estimated to reach approximately $1,327 million, including $1,284 million related to employee termination benefits and $43 million of other costs.

Charges of $17 million, net of discounting, were recorded during the period from January 1, 2009 to June 9, 2009. The charges included costs related to workforce reductions, supplier contract cancellation costs and other charges. Interest accretion of $7 million related to the RTP I Plan was recorded during the period from January 1, 2009 to June 9, 2009. During the same period, the Company recorded a $36 million net reduction to existing reserve estimates as a result of a decrease in the expected costs of the related programs associated with workforce reductions as a result of management’s adequacy reviews, which take into consideration the status of the restructuring actions and the estimated costs to complete the actions, as well as decreases in estimated costs for supplier contract cancellation claims and other costs. The charges, interest accretion and reserve adjustments are included in Restructuring Income, Net in the accompanying Consolidated Statement of Operations, and would have otherwise been reflected in Cost of Sales. Additional charges of approximately $1 million related to employee relocations are expected to be recognized during the remainder of 2009 and beyond.

In connection with these actions, the Company made payments of approximately $145 million during the period from January 1, 2009 to June 9, 2009, and expects to make payments of approximately $31 million, $7 million and $1 million during the remainder of 2009, 2010 and 2011 and beyond, respectively.

The following summarizes the RTP I Plan activity in the restructuring reserves for the period from January 1, 2009 to June 9, 2009 (in millions of dollars):

	Workforce Reductions	Other Costs	Total
Balance at beginning of period	$182	$44	$226
Charges	3	14	17
Interest accretion	2	5	7
Adjustments to reserve estimates	(22)	(14)	(36)
Payments	(126)	(19)	(145)
Amounts recognized and transferred to employee benefit plans	(24)	—	(24)
Other, including currency translation	1	(8)	(7)

Balance at end of period	$16	$22	$38

Recovery and Transformation Plan II

In conjunction with the Cerberus Acquisition, the Company developed a multi-year plan to further restructure the business (“RTP II Plan”). The RTP II Plan aimed to right size the business to reflect a smaller market and refocus product offerings to reflect the Company’s new customer-driven philosophy and allow the Company to focus its

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 16. Restructuring Actions —Continued

Recovery and Transformation Plan II —Continued

resources on new, more profitable and appealing products. Key initiatives included a workforce reduction, elimination of excess production capacity, refinements to the product portfolio and restructuring of international distribution operations. The workforce reduction will affect represented and non-represented hourly and salaried employees and will be achieved by a combination of retirements, special programs and attrition. To eliminate excess production capacity, the Company has eliminated shifts and reduced line speeds at certain manufacturing facilities and adjusted volumes at stamping and powertrain facilities. Additionally, the Company will idle certain manufacturing plants. The Company has cancelled five existing products from its portfolio and has ceased development on certain other previously planned product offerings. The total costs expected to be incurred in connection with the RTP II Plan are estimated to reach approximately $2,591 million, including $2,307 million related to employee termination benefits and $284 million of other costs.

Charges of $12 million, net of discounting, were recorded during the period from January 1, 2009 to June 9, 2009. The charges included costs related to workforce reductions. During the same period, the Company recorded a $606 million net reduction to existing reserve estimates, primarily related to reductions in the estimated costs for supplier contract cancellation claims as a result of settlements of certain anticipated claims in connection with the bankruptcy proceedings, as well as decreases in the expected cost of workforce reductions as a result of management’s adequacy reviews. The charges and reserve adjustments are included in Restructuring Income, Net in the accompanying Consolidated Statement of Operations, and would have otherwise been reflected in Cost of Sales. Additional charges of $33 million related to interest accretion were recorded for the period from January 1, 2009 to June 9, 2009, and are included in Interest Expense in the accompanying Consolidated Statement of Operations. As the initial costs of implementing the RTP II Plan were recorded in conjunction with the Cerberus Acquisition, interest accretion is excluded from restructuring expenses. Additional charges of approximately $26 million related to interest accretion are expected to be recognized during the remainder of 2009 and beyond.

In connection with these actions, the Company made payments of approximately $430 million during the period from January 1, 2009 to June 9, 2009, and expects to make payments of approximately $146 million, $252 million and $44 million during the remainder of 2009, 2010 and 2011 and beyond, respectively. Additional payments of approximately $23 million are expected to be funded through pension and other post-employment benefit plans related to special retirement programs and other benefits.

The following summarizes the RTP II Plan activity in the restructuring reserves for the period from January 1, 2009 to June 9, 2009 (in millions of dollars):

	Workforce Reductions	Other Costs	Total
Balance at beginning of period	$821	$632	$1,453
Charges	12	—	12
Interest accretion	16	17	33
Adjustments to reserve estimates	(163)	(443)	(606)
Payments	(386)	(44)	(430)
Amounts recognized and transferred to employee benefit plans	(20)	—	(20)
Other, including currency translation	—	(3)	(3)

Balance at end of period	$280	$159	$439

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 16. Restructuring Actions —Continued

Recovery and Transformation Plan III

During 2008, the Company developed a multi-year plan to further restructure its business (“RTP III Plan”). Key initiatives for the RTP III Plan included salaried workforce reductions of approximately 5,500 individuals by the first quarter of 2009, and elimination of manufacturing work shifts to align with a market shift towards smaller, more fuel-efficient vehicles by the end of 2009. The Company also restructured its parts distribution operations, which included the closing of four parts distribution centers in the U.S. and Canada. The remaining workforce reductions will be achieved through a combination of retirements, special voluntary programs, attrition and involuntary separations and will affect represented and non-represented hourly and salary employees. Other costs related to restructuring included supplier contract cancellation costs related to the reduction of production capacity and the cancellation of construction in process at one of its plants. The total costs expected to be incurred in connection with the RTP III Plan are estimated to reach approximately $1,254 million, including $1,203 million related to employee termination benefits and $51 million of other costs.

Charges of $114 million, net of discounting, and interest accretion of $8 million related to the RTP III Plan were recorded during the period from January 1, 2009 to June 9, 2009. The charges included costs related to workforce reductions, supplier contract cancellation costs and other charges. During the same period, the Company also made refinements to existing reserve estimates resulting in net increases of $42 million. These adjustments primarily represented increases in the estimated costs of workforce reductions as a result of management’s adequacy reviews offset by decreases in the estimated costs for contract cancellations and other costs. During the period from January 1, 2009 to June 9, 2009, currency translation of $15 million was also recorded. The charges, currency translation, interest accretion and reserve adjustments are included in Restructuring Income, Net in the accompanying Consolidated Statement of Operations, and would have otherwise been reflected in Cost of Sales. Additional charges of approximately $94 million related to employee relocation costs, supplier contract cancellations, plant closures and interest accretion are expected to be recognized during the remainder of 2009 and beyond.

In connection with these actions, the Company made payments of approximately $356 million during the period from January 1, 2009 to June 9, 2009 and expects to make payments of approximately $166 million, $37 million and $67 million during the remainder of 2009, 2010 and 2011 and beyond, respectively.

The following summarizes the RTP III Plan activity in the restructuring reserves for the period from January 1, 2009 to June 9, 2009 (in millions of dollars):

	Workforce Reductions	Other Costs	Total
Balance at beginning of period	$357	$56	$413
Charges	114	—	114
Interest accretion	7	1	8
Adjustments to reserve estimates	60	(18)	42
Payments	(336)	(20)	(356)
Amounts recognized and transferred to employee benefit plans	(62)	—	(62)
Other, including currency translation	16	1	17

Balance at end of period	$156	$20	$176

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 16. Restructuring Actions —Continued

Recovery and Transformation Plan IV

On April 30, 2009, and in conjunction with the Chapter 11 Proceedings, the Company announced a multi-year plan to further restructure its business (“RTP IV Plan”). Key initiatives for the RTP IV Plan included a workforce reduction of approximately 2,500 individuals by December 31, 2010, in response to volume deteriorations and the significant decline in the seasonally adjusted annual rate (“SAAR”) of U.S. vehicle sales. The RTP IV Plan also includes the continued restructuring of the Company’s parts distribution operations, which includes the closure of three additional parts distribution centers in the U.S. The workforce reductions will be achieved through a combination of retirements, special voluntary programs, attrition and involuntary separations and will affect represented and non-represented hourly and salary employees. The Company has also eliminated a work shift at a facility and idled operations at an additional three facilities. Other costs related to the restructuring include plant closure and supplier contract cancellation costs. The total costs expected to be incurred in connection with the RTP IV Plan are estimated to reach approximately $396 million, including $341 million related to employee termination benefits and $55 million of other costs.

Charges of $197 million related to the RTP IV plan were recorded during the period from January 1, 2009 to June 9, 2009. The charges included costs related to the workforce reductions. These charges are included in Restructuring Income, Net in the accompanying Consolidated Statement of Operations, and would have otherwise been reflected in Cost of Sales. Additional charges of approximately $199 million related to employee relocation, plant closure costs and interest accretion are expected to be recognized during the remainder of 2009 and beyond.

In connection with these actions, the Company made no payments during the period from January 1, 2009 to June 9, 2009. The Company expects to make payments of approximately $104 million, $23 million and $213 million during the remainder of 2009, 2010, and 2011 and beyond, respectively. Additional payments of approximately $56 million are expected to be funded through pension and other employee benefit plans related to special retirement and other benefits.

Other Voluntary Separation Actions

In March 2009, the Company began offering voluntary employee separation programs as part of an initiative to reduce the represented workforce. These programs were extended to all represented hourly and salary employees throughout the organization and, therefore, did not meet the accounting criteria to be recorded as exit or disposal activities. The costs associated with these actions are recognized upon acceptance by the affected employee.

In connection with these programs, the Company recorded charges of $371 million in Cost of Sales in the accompanying Consolidated Statement of Operations and made payments of approximately $309 million during the period from January 1, 2009 to June 9, 2009.

Note 17. Reorganization Expense, Net

In accordance with accounting guidance related to financial reporting when an entity is in bankruptcy, reorganization items such as realized gains and losses from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization and restructuring of the business, as well as professional fees directly related to the process of reorganizing the Debtors under Chapter 11 are required to be separately disclosed. These items are presented as Reorganization Expense, Net in the Consolidated Statement of Operations.

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 17. Reorganization Expense, Net —Continued

Reorganization expenses for the period from January 1, 2009 to June 9, 2009 consisted of the following (in millions of dollars):

Loss on extinguishment of Chrysler CA Lease Depositor LLC Note Receivable and accrued interest (See Note 14)	$1,025
Gain on extinguishment of certain financial liabilities and accrued interest related to the Second Lien Credit Agreement (See Note 14)	(519)
Professional fees	35
Other	302

Total	$843

Professional fees directly related to the Chapter 11 Proceedings include fees and reimbursable expenses associated with advisors to the Debtors, the Official Unsecured Creditors Committee and secured creditors.

Note 18. Subsequent Events

Fiat Transaction

On June 10, 2009, New Chrysler acquired the principal operating assets and assumed certain liabilities of the Debtors, in addition to acquiring the equity of the Company’s foreign subsidiaries in exchange for $2.0 billion in cash under the terms of the Purchase Agreement among the Company, New Chrysler and Fiat S.p.A in a transaction approved by the Court pursuant to Section 363 of the Bankruptcy Code. As of June 9, 2009 the carrying values of the total assets acquired and liabilities assumed by New Chrysler were approximately $33 billion and $29 billion, respectively.

The liabilities assumed by New Chrysler include, but are not limited to, certain accounts payable balances, accruals for personnel costs, warranty obligations, product liability accruals, sales incentive obligations, restructuring accruals and employee retirement and other benefit obligations. The principal liabilities not assumed by New Chrysler include the First and Second Lien Credit Agreements, the DIP Credit Agreement and certain OPEB and legal liabilities. Refer to Note 1, Background and Nature of Operations, for additional information related to the Fiat Transaction.

In connection with the Purchase Agreement and the Closing (see Note 1, Background and Nature of Operations), the Debtors and New Chrysler entered into a Transition Services Agreement dated June 10, 2009 (the “TSA”). As part of the TSA, New Chrysler has agreed to provide certain services to the Debtors, including, but not limited to, administrative services, corporate accounting services, benefits administration, information technology, in-house legal services, insurance and risk management, operations management, real estate, security, tax, treasury and finance, and workers’ compensation. Similarly, the Debtors have agreed to provide certain services to New Chrysler, including, but not limited to, services with respect to dealer matters, company cars and corresponding insurance coverage. Such services are currently being provided by such parties in accordance with the TSA.

Additionally, as part of the TSA, the Debtors have granted New Chrysler licenses to occupy and use eight owned premises and various leased premises (collectively, the “Premises”) for the operations of the New Chrysler business. During the periods of occupancy beginning June 10, 2009 and with license termination dates ranging from August 15, 2009 to April 30, 2011, all licenses are “net,” and, accordingly, New Chrysler is responsible for

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 18. Subsequent Events —Continued

Fiat Transaction —Continued

all costs and obligations in connection with the operation of the Premises, including, but not limited to (i) paying real estate taxes and assessments, (ii) maintaining and repairing the Premises, (iii) paying for the cost of all utility services for the Premises, (iv) obtaining and paying for all insurance and (v) with respect to the leased premises, paying for all rental amounts, common area maintenance charges or other similar charges imposed on the tenant under the lease. Aside from New Chrysler taking over the responsibilities for the costs and obligations, no other consideration will be given to the Debtors for the use of these Premises. Upon termination of the license agreements with New Chrysler, the Company becomes responsible for the carrying costs of the previously licensed facilities until disposal.

First Lien Credit Agreement

The $2.0 billion received in connection with the Fiat Transaction was immediately used to pay down a portion of the outstanding principal on the First Lien Credit Agreement. Approximately, $199 million of additional payments have been made to the First Lien debt holders through April 30, 2010, the effective date of the Liquidation Plan (as described and defined below under “Chapter 11 Reorganization Proceedings”).

U.S. Warranty Commitment Program

In connection with the Fiat Transaction on June 10, 2009, New Chrysler acquired the Company’s investment in Warranty SPV and assumed Holding’s $280 million loan.

UAW Settlement Agreement for Retiree Health Care Benefits

The Settlement Agreement related to the UAW retiree health care benefits discussed in Note 12, Employee Retirement and Other Benefits, was not assumed by New Chrysler. Rather, New Chrysler entered into the New Settlement Agreement with the UAW, which provided for certain postretirement health care benefits to vested retirees covered under the Company’s plans, along with other stipulated forms of payment to the United Auto Workers’ Retiree Medical Benefits Trust, a voluntary employees’ beneficiary association trust and certain of its wholly owned subsidiaries (“New VEBA Trust”).

Under the New Settlement Agreement, New Chrysler created the UAW Postretirement Health Care Plan, which was responsible for paying all health care claims incurred through January 1, 2010 by its UAW vested retirees. New Chrysler is responsible for claims incurred by retirees who participated in an early retirement program offered by the Company during the period April 28, 2009, through May 25, 2009. For these individuals, New Chrysler has an obligation to pay all claims incurred for 24 months from the date the individual retired. The New VEBA Trust will assume responsibility for all claims incurred after that date.

U.S. Treasury Loan Agreement

In connection with the Fiat Transaction on June 10, 2009, New Chrysler assumed an obligation for $500 million of the $4.0 billion Holding borrowed under the U.S. Treasury Loan Agreement.

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 18. Subsequent Events —Continued

Canadian Government Loan and Tax Dispute

The Company’s Canadian subsidiary has granted a lien against the Canadian manufacturing facilities and related assets in the principal amount of approximately $1.0 billion in favor of the CRA and Ontario Provincial Tax Authorities. Approximately $453 million of this lien is in favor of the Ontario government and is subordinated to the working capital loans received from the EDC (see Note 10, Income Taxes). In connection with the Fiat Transaction on June 10, 2009, all assets subject to these liens were acquired by New Chrysler.

As a result of the Fiat Transaction on June 10, 2009, the EDC Loan Agreement and EDC Credit Facility were transferred to New Chrysler. No interest or principal amounts were paid by the Company and all outstanding amounts owed were assumed by New Chrysler.

Auto Supplier Support Program

In connection with the Fiat Transaction on June 10, 2009, New Chrysler assumed the terms of the Auto Supplier Support Program, which was established by the U.S. Treasury to ensure the payment of qualified automotive receivables to certain automotive suppliers of the Company. New Chrysler also assumed the $1.5 billion loan facility that was previously provided by the U.S. Treasury to Receivable SPV to finance this program. As of June 9, 2009, $123 million was outstanding on the Receivable SPV Facility.

Ally Master Transaction Agreement

As a result of the Transaction, New Chrysler replaced the Company as a party to the Ally MTA between the Company, U.S. Treasury, Ally and USDART. The Ally MTA provides for a risk sharing arrangement, in which USDART will reimburse Ally for a majority of certain qualifying losses on loans with third party Chrysler dealerships issued prior to November 21, 2009. Previously, the Company provided $600 million to USDART to cover these losses. On June 10, 2009, and in accordance with the Ally MTA, $500 million of these advances were transferred from USDART to New Chrysler. The unused portion of the remaining $100 million advance to USDART will be transferred to New Chrysler upon conclusion of the Ally MTA. The Ally MTA will terminate no earlier than 2013 unless all parties mutually agree to terminate the contract at an earlier date.

Debtors-in-Possession Financing

The outstanding amount of principal and accrued interest under the DIP Credit Facilities were due and payable on June 29, 2009. As of August 13, 2009, the Debtors had not made any payments on amounts outstanding under the DIP Credit Agreement and, as a result, the U.S. Treasury formally provided the Debtors with a “Notice of Default and Reservation of Rights”. No further borrowings are permitted under the DIP Credit Agreement.

On November 19, 2009, the Court entered an agreed order (the “DIP Lenders Winddown Order”) that, among other things, provides for consensual use of the U.S. Treasury and EDC as the DIP Lenders’ (“Government DIP Lenders”) cash collateral to fund the Debtors’ winddown activities and the consummation of the Plan (defined below), subject to the terms and conditions of the DIP Lenders Winddown Order. As of the effective date of the Plan, the DIP Credit Agreement was deemed extinguished, provided that the rights of the Government DIP Lenders under the DIP Credit Agreement shall be enforceable against the Old Carco Liquidation Trust established under the Plan only as and to the extent set forth in the Plan and the DIP Lenders Winddown Order.

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 18. Subsequent Events —Continued

Daimler Settlements

On August 17, 2009, the Official Unsecured Creditors Committee filed an Adversary Proceeding against Daimler in the Court alleging various causes of action relating to, among other things, Daimler’s sale of its controlling interest in the Debtors to Cerberus. As a result of the filing of the Adversary Proceeding, the conditions to the forgiveness and extinguishment of Daimler’s portion of the debt under the Second Lien Credit Agreement (totaling $1.5 billion) were not satisfied. As such, Daimler has informed the Debtors that it has not released its lien on the Debtors’ assets and is reserving its rights with respect to its portion of the debt under the Second Lien Credit Agreement.

Chapter 11 Reorganization Proceedings

On December 14, 2009, the Debtors filed the Joint Plan of Liquidation of Debtors and Debtors-in-Possession (as amended on January 19, 2010 and January 22, 2010 and as modified on April 13, 2010, April 23, 2010 and April 28, 2010, the “Liquidation Plan”). On December 15, 2009, the Debtors filed the related Disclosure Statement with respect to the Liquidation Plan (as amended on January 19, 2010 and January 22, 2010, the “Disclosure Statement”). The Disclosure Statement was approved by the Court on January 21, 2010. The Liquidation Plan was confirmed by an order of the Court dated April 23, 2010 and became effective in accordance with its terms on April 30, 2010. As of the effective date of the Liquidation Plan, the Debtors were dissolved (subject to certain restructuring transactions) and assets of the Debtors’ estates were transferred to a liquidation trust to be administered consistent with the Liquidation Plan.

Change of Management

Following the Fiat Transaction, the Company’s Chief Financial Officer assumed the position of Chief Executive Officer of the Company and was the only employee. Effective December 1, 2009, the Company retained this individual as an independent consultant to serve as its Chief Executive Officer. As of the issuance date of the accompanying Consolidated Financial Statements, the Company had no employees.

Other

In accordance with the guidance for subsequent events, the Company evaluated all subsequent events for recognition or disclosure through November 3, 2010, the date of issuance of the financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, under the supervision and with the participation of our Chairman and Chief Executive Officer, President and Chief Operating Officer, or CEO, and our Senior Vice President and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our management, including our CEO and CFO, have concluded that as of the end of the period covered by this report these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors of Chrysler Group

The names and ages, as of March 1, 2012, and certain background information relating to our directors are set forth below:

Sergio Marchionne

Age	59

Director since	June 2009

Term Expires	June 10, 2012

Principal Occupation	Chief Executive Officer, Chief Operating Officer and President of Chrysler Group LLC and Chief Executive Officer of Fiat S.p.A. Mr. Marchionne leads Fiat S.p.A.’s Group Executive Council, and is Chief Operating Officer of its NAFTA region since September 2011.

Recent Business Experience

Mr. Marchionne serves as Chief Executive Officer of Fiat Group Automobiles S.p.A. and has held that role since February 2005. Prior to joining Fiat, Mr. Marchionne served as Chief Executive Officer of SGS SA, Chief Executive Officer of the Lonza Group Ltd., and Chief Executive Officer of Alusuisse Lonza (Algroup). He also served as Vice President of Legal and Corporate Development and Chief Financial Officer of the Lawson Group after serving as Vice President of Finance and Chief Financial Officer of Acklands Ltd. and Executive Vice President of Glenex Industries. Mr. Marchionne holds a Bachelor of Laws from Osgoode Hall Law School at York University in Toronto, Canada and a Master of Business Administration from the University of Windsor, Canada. Mr. Marchionne also holds a Bachelor of Arts with a major in Philosophy and minor in Economics from the University of Toronto.

Mr. Marchionne’s extensive experience at Fiat provides the Board with expertise in the automotive industry, especially with respect to the cost discipline and collaboration strategies with Fiat needed to achieve our Company’s business plan. In September 2011, Mr. Marchionne was elected Chairman of our Board.

Outside Directorships	Mr. Marchionne serves on the Board of Directors of Philip Morris International Inc. and as Chairman of SGS SA headquartered in Geneva. Additionally, Mr. Marchionne serves as Chairman of Fiat Industrial S.p.A. and as a director of Exor S.p.A., a shareholder of Fiat and Fiat Industrial. Mr. Marchionne also serves as a director of certain Fiat and Fiat Industrial affiliates. He is the President of ACEA (European Automobile Manufacturers Association) for 2012. Mr. Marchionne previously served as appointed non-executive Vice Chairman and Senior Independent Director of UBS AG.

Arrangements	Mr. Marchionne was appointed as a director by Fiat in accordance with the terms of the LLC Operating Agreement.

Alfredo Altavilla

Age	48

Director since	June 2009

Term Expires	June 10, 2012

Principal Occupation	Chief Executive Officer of Iveco S.p.A. and Head of Business Development for Fiat S.p.A. Since September 2011, Mr. Altavilla has served as the Business Development lead for Fiat S.p.A.’s Group Executive Council.

Recent Business Experience

Mr. Altavilla has served as Executive Vice President of Corporate Development for Fiat since 2009, after serving as Senior Vice President of Business Development for Fiat Group Automobiles S.p.A during the prior five years. In addition, Mr. Altavilla served as Chief Executive Officer of Fiat Powertrain Technologies S.p.A. for five years beginning in 2006. Mr. Altavilla has also served as Chief Executive Officer of Turk Otomobil Fabrikasi A.S., a Fiat joint venture with Koç Group in Turkey. Mr. Altavilla holds a bachelor degree in Economics from La Cattolica University in Milan, Italy.

Mr. Altavilla’s broad experience in negotiating and managing international industrial alliances and joint ventures and his management experience in the automotive industry provide the Board with an unique executive and technical perspective on implementation of the Company’s business plans in leveraging the Fiat alliance.

Outside Directorships	Mr. Altavilla has served and continues to serve as a director of various Fiat and Fiat Industrial affiliates.

Arrangements	Mr. Altavilla was appointed as a director by Fiat in accordance with the terms of the LLC Operating Agreement.

James J. Blanchard

Age	69

Director since	July 2009

Term Expires	June 10, 2012

Principal Occupation	Partner and Co-Chairman, Government Affairs Practice Group at DLA Piper

Recent Business Experience

Governor Blanchard has served as the U.S. ambassador to Canada and was elected to two terms as Governor of the State of Michigan and four terms as a member of the U.S. House of Representatives. As a member of Congress, he sponsored the successful Chrysler Loan Guarantee Act of 1980 and served as Chairman of the Sub-Committee on Economic Stabilization. He was also Assistant Attorney General of Michigan. Governor Blanchard has a Bachelor of Arts in Social Science and a Masters of Business Administration from Michigan State University, as well as a Juris Doctor from the University of Minnesota Law School.

Governor Blanchard’s experience as Governor of Michigan and member of the U.S. House of Representatives provides the Board with familiarity with labor and public policy issues relevant to the U.S. automotive industry.

Outside Directorships	Governor Blanchard currently serves on the Board of Enbridge Inc., as well as on the Board of Directors of the Foundation for the National Archives. Governor Blanchard is also the Chairman of the Board of Trustees of the Meridian International Center, a leading non-profit public diplomacy institute in Washington, D.C. Governor Blanchard is also Co-Chair of the Canada-United States Law Institute.

Arrangements	Governor Blanchard was appointed as a director by the VEBA Trust with the consent of the UAW in accordance with the terms of the LLC Operating Agreement.

Léo W. Houle

Age	64

Director since	September 2011

Term Expires	June 10, 2012

Principal Occupation	Retired

Recent Business experience

Mr. Houle served as Chief Talent Officer of BCE Inc. and Bell Canada, Canada’s largest communications company, from June 2001 to July 2008. Prior to joining BCE and Bell Canada, Mr. Houle was Senior Vice-President, Corporate Human Resources of Algroup Ltd., a Swiss-based diversified industrial company. From 1966 to 1987, Houle held various managerial positions with the Bank of Montreal, the last of which was Senior Manager, Human Resources Administration Centers. In 1987, he joined the Lawson Mardon Group Limited and served as Group Vice-President, Human Resources until 1994 when Algroup Ltd. acquired Lawson Mardon Group, at which time he was appointed Head of Human Resources for the packaging division of Algroup and in 1997 Head of Corporate Human Resources of Algroup, Ltd.

Mr. Houle completed his studies at the College St-Jean in Edmonton, attended the Executive Development Program in Human Resources at the University of Western Ontario in 1987 and holds the designation of Certified Human Resources Professional (CHRP) from the Province of Ontario.

Mr. Houle’s broad experience in talent acquisition and employee development, as well as his management experience in a variety of industries, including manufacturing, provide the Board with valuable input on leveraging the Fiat alliance.

Outside Directorships	In 2006, Mr. Houle was elected a director of CNH Global N.V., a world leader in the agricultural and construction equipment businesses that is a majority-owned subsidiary of Fiat Industrial S.p.A.

Arrangements	Mr. Houle was appointed as a director by Fiat in accordance with the terms of the LLC Operating Agreement.

John B. Lanaway

Age	61

Director since	September 2011

Term Expires	June 10, 2012

Principal Occupation	Consultant and Director

Recent Business experience

Mr. Lanaway served as Executive Vice President and Chief Financial Officer, North America, of McCann Erickson North America, one of the largest marketing communications networks in the world, from November 2007 until June 2011. From January 2001 to November 2007, he held similar positions at Ogilvy North America. Previously, he has held the positions of Chief Financial Officer and Senior Vice President at Geac Computer Corporation Limited from 1999 to 2001; Chief Financial Officer of Algorithmics Incorporated from 1997 to 1999; and Senior Vice President and Chief Financial Officer at Spar Aerospace from 1995 to 1996. From 1985 to 1995, Mr. Lanaway held various positions with Lawson Mardon Group Limited, including Sector Vice President, Labels North America from 1993 to 1995; Group Vice President and Chief Financial Officer from 1989 to 1992; General Manager, Lawson Mardon Graphics from 1988 to 1989; and Vice President, Financial Reporting and Control from 1985 to 1987. At Deloitte & Touche, he served as Client Service Partner from 1980 to 1985 and as Student-Staff Accountant-Supervisor-Manager from 1971 to 1980. Mr. Lanaway graduated from the Institute of Chartered Accountants of Ontario, C.A. and has a Bachelor of Arts degree from the University of Toronto.

Mr. Lanaway’s broad experience in finance and management in a variety of industries, including manufacturing, provide the Board with a very relevant strategic and financial perspective on implementation of the Company’s business plans.

Outside Directorships	In 2006, Lanaway was elected a director of CNH Global N.V., a world leader in the agricultural and construction equipment businesses that is a majority-owned subsidiary of Fiat Industrial S.p.A.

Arrangements	Mr. Lanaway was appointed as a director by Fiat in accordance with the terms of the LLC Operating Agreement.

Douglas M. Steenland

Age	60

Director since	July 2009

Term Expires	June 10, 2012

Principal Occupation	Retired

Recent Business Experience

Mr. Steenland served as the Chief Executive Officer and President of Northwest Airlines Corporation from 2004 to 2008 when Northwest merged with Delta Air Lines. While CEO, he oversaw the voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code of Northwest in 2005 and its emergence from bankruptcy protection in 2007. Before becoming CEO in 2004, Mr. Steenland held a variety of positions at Northwest including President, Executive Vice President and Chief Corporate Officer, and General Counsel. Prior to joining Northwest, Mr. Steenland worked as a Senior Partner in the Washington D.C. law firm of Verner, Liipfert, Bernhard, McPherson and Hand (now part of DLA Piper). Mr. Steenland also currently serves as a Senior Advisor to the Blackstone Group. Mr. Steenland holds a Bachelor’s Degree in history from Calvin College (Michigan) and a Juris Doctor from George Washington University Law School.

Mr. Steenland’s experience in the transportation industry, as well as his particular experience in leading a major airline through and following bankruptcy restructuring, provide the Board with valuable experience in global management and corporate restructuring.

Outside Directorships	Mr. Steenland serves on the boards of several public companies, including American International Group Inc. and its subsidiary International Lease Finance Corporation, Digital River, Inc. and Travelport Limited. Mr. Steenland also serves on the boards of Hilton Worldwide and Performance Food Group. Mr. Steenland previously served on the boards of Delta Air Lines Inc. and Northwest Airlines Corporation.

Arrangements	Mr. Steenland was initially appointed as a director by the U.S. Treasury in accordance with the terms of the LLC Operating Agreement. Mr. Steenland was subsequently reappointed as a director by a committee of the independent directors of the Board in accordance with the terms of the LLC Operating Agreement.

Ronald L. Thompson

Age	62

Director since	July 2009

Term Expires	June 10, 2012

Principal Occupation	Retired

Recent Business Experience

Until 2005, Mr. Thompson owned and operated the Midwest Stamping Company of Maumee, Ohio, a manufacturer of medium and heavy gauge metal components for the automotive market. Mr. Thompson was a faculty member at Old Dominion University, Virginia State University and the University of Michigan. Mr. Thompson holds a Bachelor of Business Administration from the University of Michigan, and a Master of Science and a Ph.D. in Agricultural Economics from Michigan State University.

Mr. Thompson’s breadth of experience in leading industrial and financial companies, as well as his background serving on various board of directors, provide the Board with valuable corporate governance, oversight and industry experience, including restructuring. Mr. Thompson serves as our Lead Director.

Outside Directorships	Mr. Thompson serves as Chairman of the Board of Trustees for Teachers Insurance and Annuity Association, as a Member of the Board of Trustees of Washington University in St. Louis and as a member of the Advisory Board of Plymouth Venture Partners II Fund. Mr. Thompson has additionally served on the boards of Ralston Purina Company, McDonnell Douglas Corporation, Commerce Bank of St. Louis, GR Group (U.S.), Illinova Corporation, Interstate Bakeries Corporation, Midwest Stamping Company and Ryerson Tull, Inc. He was also a member of the Board of Directors of the National Association of Manufacturers.

Arrangements	Mr. Thompson was initially appointed as a director by the U.S. Treasury in accordance with the terms of the LLC Operating Agreement. Mr. Thompson was subsequently reappointed as a director by a committee of the independent directors of the Board in accordance with the terms of the LLC Operating Agreement.

Stephen M. Wolf

Age	70

Director since	July 2009

Term Expires	June 10, 2012

Principal Occupation	Managing Partner of Alpilles LLC

Recent Business Experience

Mr. Wolf has served as Managing Partner of Alpilles LLC, a private investment company, since 2003. He has previously served as Chairman and Chief Executive Officer of US Airways Group, Inc. and US Airways, Inc. and oversaw the voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code of U.S. Airways Group, Inc. in 2002 and its emergence from bankruptcy protection under a plan of reorganization in 2003. Before joining US Airways, Mr. Wolf was Senior Advisor to the investment banking firm Lazard Frères & Co. LLC. Other prior roles include Chairman and Chief Executive Officer of UAL Corporation and United Airlines Inc., Chairman and Chief Executive Officer of Tiger International, Inc. and The Flying Tiger Line, Inc., President and Chief Executive Officer of Republic Airlines and President and Chief Operating Officer of Continental Airlines. Mr. Wolf holds a bachelor’s degree in sociology from San Francisco State University.

Mr. Wolf’s experience in the transportation and finance industries, as well as his particular experience in leading a major airline through and following bankruptcy restructuring, provide the Board with valuable experience in global management and corporate restructuring.

Outside Directorships	Mr. Wolf serves as a member of the Board of Directors of Philip Morris International and Chairman of the Board of R. R. Donnelley & Sons Company. Mr. Wolf also serves as Chairman of the Advisory Board of Trilantic Capital Partners, previously Lehman Brothers Merchant Banking. Mr. Wolf had served as Chairman of Lehman Brothers Private Equity Advisory Board.

Arrangements	Mr. Wolf was appointed as a director by Fiat in accordance with the terms of the LLC Operating Agreement.

Executive Officers of Chrysler Group

The names and ages, as of March 1, 2012, of our executive officers and their positions and offices are as follows:

Name (Age)	Chrysler Group LLC position (and date of initial election)	Other principal positions held during the past five years
Sergio Marchionne (59)	Chief Executive Officer, Chief Operating Officer and President (2009)	See Directors, above
Richard K. Palmer (45)	Senior Vice President and Chief Financial Officer (2009)

•    Chief Financial Officer of Fiat S.p.A. (2011)

•    Chief Financial Officer of Fiat North America LLC (2009)

•    Chief Financial Officer of Fiat Group Automobiles S.p.A. (2006)

•    Chief Financial Officer of Iveco S.p.A. (2005)

Holly E. Leese (56)	Senior Vice President, General Counsel and Secretary (2009)	• Senior Vice President, General Counsel and Secretary of Chrysler LLC (2008) • Assistant General Counsel and Assistant Secretary of Chrysler LLC (1998)
Nancy A. Rae (55)	Senior Vice President —Human Resources (2009)	• Senior Vice President —Human Resources of Chrysler LLC (2000)
Michael Manley (47)	Senior Vice President —International and Head of Jeep Brand (2009)

•    Chief Operating Officer —APAC region of Fiat S.p.A. (2011)

•    Executive Vice President —International Sales and Global Product Planning Operations of Chrysler LLC (2008)

•    Executive Vice President —International Sales, Marketing and Business Development of Chrysler LLC (2007)

•    Vice President —Sales Strategy and Dealer Operations of Chrysler LLC (2006)

•    Vice President —Dealer Operations of Chrysler LLC (2003)

Family Relationships

No family relationships exist among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers, and greater than ten percent holders of Class B Membership Interests to file reports with respect to their ownership of Chrysler Group equity securities. Based solely on the review of the Forms 3, 4 and 5 and amendments thereto furnished to us and certain representations made to us, we believe that there were no filing deficiencies under Section 16(a) by our directors, executive officers, and greater than ten percent holders during 2011.

Corporate Governance

Limited Liability Company Operating Agreement

Our LLC Operating Agreement, to which all of our members are parties, governs the rights and privileges associated with the Class A and Class B Membership Interests we have issued to our members (which we refer to in this report collectively as membership interests), distributions to holders of our membership interests, management and oversight of our business and operations, restrictions on transferability of membership interests and the reporting of financial and other information to our members.

Management of the Company

Under the terms of our LLC Operating Agreement, we are governed by a Board of Directors which has exclusive and complete authority and discretion to oversee our operations and affairs and to approve all major decisions regarding our business. Any action authorized by the Board will constitute an act of ours and serve to bind us. Authorized actions by the Board require an affirmative vote of a majority of the directors present at a meeting at which at least a quorum is present.

Board of Directors and Nominees. Our Board consists of eight members, six of whom meet the requirements for independence under the listing rules of the New York Stock Exchange. Our Board is required to include at least three independent directors. If Fiat were to hold less than a majority interest in us, the Board would be required to have a majority of independent directors.

Fiat. Fiat has the right to appoint five directors while it holds a majority interest. If Fiat’s ownership interest in us were to diminish such that it owned less than a majority ownership interest in us, its rights to designate directors would be modified accordingly. As long as Fiat’s ownership interest equals or exceeds 35 percent, but is less than a majority, it may continue to designate four directors, and Fiat may continue to designate three directors if it owns less than 35 but at least 20 percent of Chrysler Group.

VEBA Trust. For so long as the VEBA Trust or its wholly-owned subsidiaries retain an ownership interest of 15 percent or more, it may designate one director, whose appointment is also subject to the prior written consent of the UAW.

Each of Fiat and the VEBA Trust shall each cause its appointed directors to resign or be removed in accordance with these designation rights should there be a change in either member’s ownership status below these respective thresholds.

If we have a vacancy in our Board because of the death, resignation or removal of a director designated as described above, or because a director’s term of office has expired, that vacancy will be filled by the member who originally designated such director. If such member is no longer entitled to designate the director, or if the director was originally elected by the independent directors, the vacancy shall be filled by a majority vote of the independent directors.

The terms of all the directors expire in June 2012. Subsequently, all of our directors may be reappointed or reelected for terms not to exceed one year. Directors may serve an unlimited number of consecutive terms, and shall hold office until a successor is duly elected, or if earlier, until death, resignation or removal from office. We are required to hold meetings of our Board at least four times during each 12 month period and once during each three-month period. Special Board meetings may be called at the request of our Chairman, Lead Director or any two directors. The presence of a majority of the voting authority of the Board, including one director appointed by each of Fiat and the VEBA Trust (so long as such member is entitled to appoint a director), is necessary to constitute a quorum. The Board may also act by unanimous written consent in lieu of a meeting. There have been no changes in the procedures to appoint or elect members during the past fiscal year.

Directors’ Duties. Our directors and officers, in the performance of their duties, owe to us and our members duties of loyalty and due care of the type owed under law by directors and officers of a business corporation incorporated under the Delaware General Corporation Law, except that the doctrine of corporate opportunity or any analogous doctrine does not apply to the directors and that, other than in connection with matters as to which a director or the persons that elected such director may have a conflict of interest, no director and no person that elected such director shall have any duty to disclose to us confidential information in such director’s or person’s possession even if it is material and relevant information to us and/or the Board and neither such director nor such person shall be liable to us or our members for breach of any duty (including the duty of loyalty and any other fiduciary duties) as a director or person that has the right to designate such director by reason of such lack of disclosure of such confidential information. See Item 13. Certain Relationships and Related Transactions, and Director Independence for additional information.

None of our directors and officers will have liability to us, or to any of our members, for any act or omission, including the breach of any duty, if that director or officer acted in good faith and in a manner that the director reasonably believed to be in, or at least not opposed to, our best interests, except in circumstances involving fraud, willful misconduct or bad faith. We have agreed to indemnify and hold harmless our directors, officers and employees from liability incurred in connection with any proceeding if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interests to the fullest extent permitted by Delaware law. Our indemnification obligation to officers and directors survives termination of the LLC Operating Agreement.

Committees of the Board of Directors. We currently have two Board committees. Our Audit Committee must have at least three members, including at least one independent director appointed by Fiat. Throughout 2011, Mr. Steenland acted as the Chair of our Audit Committee, and Mr. Thompson served as a Committee member. Messrs. Steenland and Thompson continue to serve in those roles. Mr. Lanaway joined the Audit Committee in September 2011, replacing Mr. Altavilla, who served on the Audit Committee until June 2011, and who continues to serve on the Board of Directors.

Each of the current members of our Audit Committee is independent, in accordance with Section 10(m)(3) of the U.S. Securities Exchange Act, and as defined by the listing standards of the New York Stock Exchange. Additionally, our Board of Directors has determined that each of the current members of our Audit Committee is a financial expert as defined in Section 3(a)(58) of the Securities Exchange Act and the related rules of the SEC.

We also have a Compensation and Leadership Development Committee. Though we are not required to have only independent directors on the committee, both Mr. Wolf, the committee’s chair, and Governor Blanchard and Mr. Houle, the committee’s other members, were deemed independent by the Board of Directors as such term is defined by the listing standards of the New York Stock Exchange. For a full description of the Compensation and Leadership Development Committee, see Item 11. Executive Compensation —Process for Compensation Decisions —Role of the Compensation and Leadership Development Committee.

Rights and Duties of Members

Members have no right to take part in our management or operations other than through the Board, nor may a member take action on behalf of us without the prior written approval of our Board. Except as required by law, members are not entitled to any rights of dissent or appraisal rights with respect to any transaction which we may undertake.

Meetings of our members may be called at any time by two directors, our Chairman of the Board or our Chief Executive Officer. Written notice must be given not less than 10 nor more than 30 business days before the meeting. The presence of holders of a majority of outstanding voting membership interests, present in person or represented by proxy, shall constitute a quorum; provided that the presence of both Fiat and the VEBA is required for a quorum. Any action that may be taken at any meeting of members may be taken without a meeting by the written consent of the members holding outstanding voting membership interests sufficient to approve such action. In general, the affirmative vote of the holders of a majority of our membership interests is required for us to:

•

Redeem, purchase or otherwise acquire any of our membership interests, except for the repurchase of membership interests from employees, officers, directors, consultants or other persons performing services that were issued membership interests pursuant to an employment or other agreement, or an equity or similar plan under which we have the option or obligation to repurchase such interests;

•

Authorize any new class of membership interests, increase the size of any class of membership interests or issue any new membership interests, other than those authorized to be issued under the LLC Operating Agreement;

•

Adopt an equity or similar plan or issue membership interests to directors, officers, employees or consultants primarily for compensatory purposes except pursuant to a plan approved by a majority of the Membership Interests then outstanding; and

•	Change our independent auditors or materially change our accounting policies.

Fiat Rights. Fiat has certain special rights under the LLC Operating Agreement which reflect Fiat’s special role as our industrial partner.

•

Management. In addition to its Board appointment rights, Fiat has the right to appoint an independent director to our Audit Committee and to our Compensation Committee. In addition, for as long as Fiat’s ownership interest in us is at least 20 percent, the appointment of our Chief Executive Officer requires Fiat’s prior consent.

•

Major Decisions: A number of significant matters require approval by the affirmative vote of a majority of our Board, which for so long as Fiat holds at least a 20 percent ownership interest in us, must include the affirmative vote of at least one director selected by Fiat. As long as Fiat holds a majority interest in us, certain of these matters also require the consent of the VEBA Trust to the extent that such a decision would adversely affect the VEBA Trust in a manner disproportionate to Fiat. These “major decisions” are:

•	an initial public offering;

•	any amendment to the LLC Operating Agreement or our other organizational documents;

•	any merger, business combination, consolidation, corporate reorganization or any transaction constituting a change of control of us;

•	any sale, transfer or other disposition of a substantial portion of our assets (together with our subsidiaries, as a whole);

•	a material change in our business purpose;

•	an opening or re-opening of a major production facility;

•	any incurrence of indebtedness, capital expenditure, investment or commitment (or series of related expenditures, investments or commitments) by us in excess of $250 million;

•	any liquidation proceeding involving us; and

•	any proposal or action by us that is not in accordance with our business plan and/or annual operating budget.

Distributions

We may make distributions to members on a pro rata basis as declared by our Board of Directors and in a manner that complies with our LLC Operating Agreement and our financing agreements. Certain of these distributions may be in amounts related to potential tax liabilities, or Tax Amounts, of our members which are calculated as set forth in our LLC Operating Agreement. Our LLC Operating Agreement does not specify the periods for which a Tax Amount is required to be determined nor does it specifically provide the times at which distributions must be made, all of which would be determined by our Board of Directors pursuant to the LLC Operating Agreement. In no event are we permitted to make any distribution to members that would violate applicable law, including the Delaware Limited Liability Company Act pursuant to which we were organized.

Ownership

Subject to certain specific exceptions, the rights and privileges of the Class A and Class B Membership Interests are identical. The Class B Membership Interests originally represented a 20 percent ownership interest which we and our members had agreed would be subject to increase in certain circumstances, which we refer to as the Class B Events.

As a result of the occurrence of all three Class B events, the ownership interest represented by Fiat’s Class B Membership Interests increased to 25 percent in January 2011, 30 percent in April 2011 and 35 percent in January 2012. On January 1, 2013, or earlier upon the consummation of an initial public offering by Chrysler Group, or the Chrysler Group IPO, the Class B Membership Interests will convert to Class A Membership Interests at the then-existing percentage ownership interest representing the Class B Membership Interests.

As part of the refinancing transactions in May 2011, Fiat exercised in full its incremental equity call option to acquire an additional 16 percent fully diluted ownership interest in us pursuant to the terms of our LLC Operating Agreement. Upon the closing of the incremental equity call option exercise, we received the entire exercise price of $1,268 million in cash, increasing our contributed capital by that amount, and issued new membership interests to Fiat, increasing Fiat’s aggregate fully-diluted ownership interest by 16 percent.

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

As a result of these transactions, Fiat became the owner of a majority of the membership interests in the Company, with a 58.5 percent ownership interest in us and the right to appoint a majority of our Board of Directors. In September 2011, Fiat exercised its right to appoint a fourth and fifth director to our Board.

Transfer of Membership Interests

We and certain of our members have entered into a number of other arrangements that may affect the ownership of our membership interests. These include a call option agreement between Fiat and the VEBA Trust and preemptive rights under the LLC Operating Agreement.

VEBA Trust Call Option. The VEBA Trust has granted Fiat a call option on a portion of the Class A Membership Interests held by the VEBA Trust. The price of the membership interests acquired in connection with the exercise of the call option will depend on whether or not we have completed a Chrysler Group IPO at the time the option is exercised. If a Chrysler Group IPO has not occurred, the exercise price for this option is determined using a defined market-based multiple, not to exceed Fiat’s multiple, applied to our reported net income (loss) before interest expense, income tax expense, depreciation and amortization or property, plant and equipment and intangible assets, or EBITDA, for the most recent four quarters less our net industrial debt. If exercised contemporaneously with a Chrysler Group IPO, the exercise price for this option will be equal to the initial public offering price. Subsequent to a Chrysler Group IPO, the exercise price is determined by reference to a volume-weighted average price per share of our common stock. The call option is exercisable from July 1, 2012 to June 30, 2016, provided that it covers 40 percent of the membership interests currently held by the VEBA Trust, less any membership interests previously transferred under the equity recapture agreement described below, and may be exercised for no more than 8 percent of such membership interests in any six month period.

Equity Recapture Agreement. On July 21, 2011, Fiat acquired the U.S. Treasury’s rights under the equity recapture agreement between the U.S. Treasury and the VEBA Trust for $75 million, of which $15 million was paid to the Canadian Government pursuant to a separate arrangement between the U.S. Treasury and the Canadian Government. The equity recapture agreement provides rights to the economic benefit associated with the membership interests held by the VEBA Trust in excess of a threshold amount of $4.25 billion plus 9 percent per annum from January 1, 2010, less any proceeds, including certain distributions, previously received by the VEBA Trust (the “Threshold Amount”). Once the VEBA Trust receives the Threshold Amount, any additional proceeds payable to the VEBA Trust for its membership interests in the Company and any membership interests retained by the VEBA Trust are to be transferred to Fiat for no further consideration. Fiat may also terminate the equity recapture agreement and acquire the membership interests retained by the VEBA Trust by paying an amount equal to the then-current specified Threshold Amount.

Transferability. In addition to the right of Fiat to acquire the membership interests of the VEBA Trust pursuant to the call option agreement or the equity recapture agreement, permitted transfers by our members include the following:

•	Either member may transfer its membership interests in connection with a Chrysler Group IPO, preemptive rights or the exercise of registration rights; and

•	Either member may transfer its membership interests to any of its own Controlled Affiliates, as defined in the LLC Operating Agreement.

If the VEBA Trust seeks to transfer its membership interests to a party other than Fiat, it must provide notice to Fiat and Fiat will have an irrevocable non-transferable first option to purchase all or a portion of the offered securities at the same price and on the same terms and conditions as the proposed transfer.

Fiat has granted co-sale rights to the VEBA Trust, pursuant to which the VEBA Trust shall have right to include a number of membership interests in any proposed transfer by Fiat. If the proposed transferee fails to purchase the VEBA Trust’s offered interests, then Fiat shall not be permitted to make the proposed transfer. Any amounts received by the VEBA Trust for transfer of the membership interests it holds, whether from Fiat or a third party, count toward the Threshold Amount for the purposes of the equity recapture agreement.

There are no contractual or other limitations on Fiat’s ownership interest in us. Fiat may acquire additional membership interests, at any time and from time to time, through any means, including but not limited to its rights under the option or the equity recapture agreement. Fiat may also dispose of its membership interests at any time and from time to time. Since Fiat can appoint a majority of our Board, it may be able to direct the timing of certain events, including the timing of any potential public offering of our securities.

Fiat may surrender its governance rights associated with its membership interests in Chrysler Group if we are the terminating party of the master industrial agreement or if Fiat exercises its right to terminate the master industrial agreement. See Item 13. Certain Relationships and Related Transactions, and Director Independence for additional information. The VEBA Trust may resign prior to the dissolution of Chrysler Group only upon the assignment of the entirety of its membership interests.

Code of Ethics

The Company’s Integrity Code governs the ethical conduct of our employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. A copy of the Integrity Code, as well as a policy statement directed specifically to these senior finance officers is available on our corporate website, www.chryslergroupllc.com. Any waivers of the Integrity Code granted to our senior finance officers will be posted on the website as well.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Overview

The compensation provided to our named executive officers for 2011, our most recently completed fiscal year, is set forth in detail in the 2011 Summary Compensation Table and other tables and the accompanying footnotes and narrative material that follow this section. This section explains the approved compensation for each of our named executive officers in 2011, our compensation structure components and the process for making our 2011 compensation decisions. It also includes a discussion of changes impacting compensation in 2012. Our named executive officers for 2011, which consist of those individuals who appear in the 2011 Summary Compensation Table, were: Sergio Marchionne, our Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer; Richard Palmer, our Senior Vice President and Chief Financial Officer; Holly Leese, our Senior Vice President, General Counsel and Secretary; Nancy Rae, our Senior Vice President, Human Resources; and Michael Manley, our Senior Vice President —International and Head of Jeep Brand.

Prior to June 10, 2009, each of our named executive officers (other than Messrs. Marchionne and Palmer) was employed and compensated by Old Carco. Pursuant to the terms of the master transaction agreement, employees of Old Carco became employees of ours and we assumed certain employee benefit plans, programs, policies and arrangements (and related assets and liabilities) from Old Carco, subject to the condition that such assumed plans, programs, policies and arrangements comply in all respects with the Emergency Economic Stabilization Act of 2008, or EESA, as amended by the American Recovery and Reinvestment Act of 2009, or ARRA, as it may be amended, and any guidance issued by a regulatory authority thereunder and any other applicable law in effect at the time. With limited exceptions related to contractual retirement benefits, at the time of the 363 Transaction in June 2009, we did not assume any individual agreements (including employment, severance, change in control or retention agreements) with the top 25 most highly compensated employees, including Ms. Leese, Ms. Rae and Mr. Manley.

In addition, in connection with the 363 Transaction and our credit agreements with the U.S. Treasury and the EDC, we agreed to comply with the restrictions on executive privileges and compensation established under section 111 of EESA. On April 20, 2011 we agreed with the U.S. Treasury that we would only be subject to EESA as long as the U.S. Treasury continued to hold our equity. On July 21, 2011, the U.S. Treasury sold its Class A membership interests to Fiat and therefore, as of that date, we were no longer bound by the restrictions of EESA. Accordingly, while the TARP compensation restrictions (including oversight by the office of the Special Master for TARP Executive Compensation, or the Special Master) continued to apply to compensation awarded to certain of our employees (including our named executive officers) before July 21, 2011, compensation awarded after that date was not subject to TARP restrictions.

Nevertheless, we decided that our compensation decisions would continue to be guided by EESA and the terms of our prior credit agreements with the U.S. Treasury and EDC throughout 2011. In particular, under these credit agreements, we had agreed:

•

to (i) take all necessary action to ensure that specified benefit plans complied in all respects with EESA and any applicable executive compensation standards, and (ii) not adopt any new specified benefit plan (x) that did not comply with such standards or (y) that did not condition all payments on compliance with EESA and the applicable executive compensation standards;

•	to forego any deduction for executive compensation in excess of the limits imposed by Section 162(m)(5) of the Internal Revenue Code;

•	not to pay or accrue any bonus or incentive compensation to any of the top 25 most highly compensated employees, except as was permitted under EESA or the applicable executive compensation standards;

•	not to adopt or maintain any compensation plan that encouraged manipulation of our reported earnings to enhance the compensation of any of our employees; and

•	to maintain all restrictions on contributions to specified benefit plans that were in place or initiated as of June 10, 2009.

The EESA, as amended by ARRA, required the Secretary of the U.S. Treasury to establish standards related to executive compensation and corporate governance for financial institutions receiving financial assistance under TARP, or the TARP Compensation Standards, which were issued in June 2009. As an exceptional financial assistance recipient under TARP by virtue of receiving financial assistance under the Automotive Industry Financing Program, we were subject to the TARP Compensation Standards, which imposed strict, legally mandated limits on the structure and amounts of compensation we could pay to our senior executive officers and certain other highly compensated employees. The Special Master had the authority to review and approve the amount and form of compensation awarded to our five senior executive officers and the next 20 most highly compensated employees for purposes of the TARP Compensation Standards, and to review and determine the form of compensation for the remainder of our 100 most highly compensated employees.

In 2009, we engaged directly with the Special Master to ensure that the amount and form of compensation awarded would advance our long-term interests while complying with both the spirit and substantive requirements of the TARP Compensation Standards. After extensive discussions with the Special Master regarding executive compensation, this process resulted in our named executive officers receiving a portion of their 2009 total direct compensation in the form of a limited cash salary, and deferred phantom shares and long-term incentives in the form of restricted stock units, both tied to the value of our Class A Membership Interests. In 2011, our compensation program remained consistent with the program approved by the Special Master for 2009 and the principles reflected in the TARP Compensation Standards. The 2011 total direct compensation determinations for our five “senior executive officers” and the next 20 most highly compensated employees, which included the named executive officers, were publicly announced by the Special Master in March 2011 and are available at www.treasury.gov.

Changes Impacting Compensation Beginning in 2012

Our compensation philosophy continues to center on our commitment to maintain responsible compensation practices that will allow us to attract and retain capable and experienced professionals, and that will motivate our executives to help us achieve our targets for long-term growth and appreciation in value. However, in light of the lapse of the TARP compensation restrictions, in February 2012, the Compensation Committee decided it was an appropriate opportunity to reevaluate our existing annual and long-term incentive programs applicable to all employees, including the named executive officers. Following such review, the Compensation Committee agreed to cease any further grants under our Deferred Phantom Share Plan for our named executive officers and other senior executives. In place of that plan, the Compensation Committee deemed these individuals eligible to receive an annual cash bonus under our existing Performance and Leadership Management Award Plan, or PLM Plan. The Compensation Committee also adopted the 2012 Long-Term Incentive Plan, or 2012 LTIP, and agreed to cease making further grants under our existing Restricted Stock Unit Plan. A final grant of restricted stock units related to the 2011 performance year was made on January 30, 2012.

The PLM Plan is an annual cash bonus program that will now cover all salaried employees except for Mr. Marchionne. It establishes a target bonus calculated as a percentage of a participant’s base salary, and payouts under the PLM Plan are based upon both company and individual performance. In February 2012, the Compensation Committee determined a target award for all employees for 2012, including the named executive officers (other than Mr. Marchionne). The Committee also established company performance targets of Modified Operating Profit and Free Cash Flow for the fiscal year ending December 31, 2012. These performance targets are Non-GAAP financial measures that we use to monitor our operations. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Non-GAAP Financial Measures for additional information. If we fail to achieve 80 percent of at least one of these targets, no payments will be made under the PLM Plan, regardless of the level of individual performance. If we achieve at least 80 percent of one or both of these targets, a payout will be made, but it will be modified by both individual performance as well as by the weighted level of achievement of each company performance target.

The 2012 LTIP covers our senior executives, including the named executive officers (other than Mr. Marchionne). It is designed to retain talented professionals and reward their performance through annual grants of phantom equity in the form of restricted share units, or LTIP RSUs, and performance share units, or PSUs. LTIP RSUs may be granted annually, while PSUs will be granted at the beginning of a three-year performance period. The LTIP RSUs will vest over three years in one-third increments on the anniversary of their grant date, while the PSUs will vest at the end of the three-year performance period only if we meet or exceed certain three-year cumulative company performance targets. Concurrent with the adoption of the 2012 LTIP, the Compensation Committee established company performance targets comprised of specified levels of cumulative Modified Operating Profit and cumulative Free Cash Flow for the three-year performance period, ending December 31, 2014. If we do not fully achieve these targets, the PSUs will be deemed forfeited.

The value of each LTIP RSU and PSU will be equal to 1/600th of a Class A Membership Interest, on a fully-diluted basis, assuming the conversion of the Class B Membership Interests as defined in our LLC Operating Agreement. Once vested, LTIP RSUs and PSUs will be settled in cash or, in the event we conduct an initial public offering of equity securities, in cash or shares of our publicly traded stock, at the Compensation Committee’s discretion. Settlement will be made as soon as practicable after vesting, but in any case no later than March 15th of the year following vesting. Vesting of the LTIP RSUs and PSUs may be accelerated in certain circumstances, including upon the participant’s death, disability or in the event of a change of control. Concurrent with the adoption of the 2012 LTIP, the Compensation Committee awarded LTIP RSUs and PSUs to covered employees, including the named executive officers (other than Mr. Marchionne).

These changes only affect compensation beginning in 2012. The following table sets forth the potential awards for 2012 under the PLM Plan and the grants under the 2012 LTIP for our named executive officers.

Name and Principal Position	Estimated Payouts under 2012 PLM Awards (1) ($)			LTIP Restricted Share Units (2) (#)	LTIP Performance Share Units (2)(3) (#)
	Threshold	Target	Maximum
Sergio Marchionne	—	—	—	—	—
Chairman, Chief Executive Officer, Chief Operating Officer and President

Richard K. Palmer	187,500	375,000	562,500	30,718	221,167
Senior Vice President and Chief Financial Officer

Holly E. Leese	157,625	315,250	472,875	27,413	214,532
Senior Vice President, General Counsel and Secretary

Nancy A. Rae	147,875	295,750	443,625	25,717	201,262
Senior Vice President, Human Resources

Michael Manley	153,750	307,500	461,250	23,174	181,357
Senior Vice President—International and Head of Jeep Brand

(1)	The threshold amount represents the minimum amount that would be paid, assuming that we achieve but do not exceed 80 percent of both of the 2012 targets, or 2012 Targets, for Modified Operating Profit and Free Cash Flow under the PLM Plan. The target amount represents the amount that would be paid, assuming that we achieve but do not exceed 100 percent of the weighted average of the 2012 Targets. The maximum represents the amount that would be paid, assuming that we achieve or exceed 150 percent of the weighted average of the 2012 Targets. All of the estimated payouts presented in the table assume that the named executive officer’s individual performance does not merit any further upward or downward adjustment to the target bonus.
(2)	Each LTIP RSU or PSU represents a right to receive a Chrysler Group Unit, which has a value of 1/600th of a Class A Membership Interest in Chrysler Group on a fully-diluted basis after conversion of the Class B Membership Interests. Because there is no publicly observable trading price for our membership interests, we periodically conduct valuations of our Class A Membership Interests. As of the date of the grant, the value of each Chrysler Group Unit was $7.63, based upon the December 31, 2011 valuation of our Class A Membership Interests. The actual value of the LTIP RSUs and PSUs granted will depend on the fair value of our Class A Membership Interests on a date in the future when these awards vest or are paid.
(3)	Represents the number of units that will vest only if all of the cumulative performance metrics under the 2012 LTIP are fully achieved.

The Compensation Committee also adopted a clawback policy applicable to all awards granted and payments made under any variable compensation plan, including both of the above plans. Pursuant to this policy, if it is determined that the company’s financial statements need to be restated, regardless of whether or not such restatement resulted from an executive’s fraud or misconduct, the company may cancel any equity award and claw back any bonus or other incentive compensation if such award, bonus or compensation was tied to the achievement of company financial objectives. The policy will be applied at the discretion of the Compensation Committee.

Full details of our compensation plans are set forth in the PLM Plan and the 2012 LTIP documents, which are filed as Exhibits to this report.

2011 Compensation Principles

During 2011, our compensation philosophy, as described above, had to be balanced with the covenants in our U.S. Treasury first lien credit agreement and the TARP Compensation Standards that constrained the form and amount of compensation paid to our top employees. The TARP Compensation Standards provided that compensation programs for our senior employees, including the named executive officers, had to be consistent with the following six principles, which the Compensation Committee, considered when designing our compensation structure and awarding compensation to our employees:

•	Risk. The compensation structure had to avoid incentives that would have encouraged employees to take unnecessary or excessive risks that could threaten our value;

•

Taxpayer Return. The compensation structure and amount payable had to reflect the need for us to remain a competitive enterprise and to retain and recruit talented employees so that we would be able to repay our TARP obligations;

•

Appropriate Allocation. The compensation structure had to appropriately allocate total compensation to fixed and variable pay elements, resulting in an appropriate mix of salary and long- and short-term compensation elements based on the specific role of the employee and other relevant circumstances;

•	Performance-based Compensation. An appropriate portion of compensation had to be performance-based over a relevant performance period;

•

Comparable Structures and Payments. The compensation structure and amounts payable had to be consistent with the compensation structure and amounts payable for employees in similar positions or roles at similar entities that were similarly situated; and

•	Employee Contributions to Value. The compensation structure and amount payable had to reflect the current or prospective contributions of the individual employee to our value.

These principles were intended to be consistent with sound compensation practices appropriate for TARP recipients. The Special Master had discretion to determine the appropriate weight or relevance of a particular principle depending on the facts and circumstances surrounding the compensation structure or payment under consideration for a particular employee, such as whether a payment occurred in the past or was proposed for the future, the role of the employee within the TARP recipient, the situation of the TARP recipient within the marketplace, and the amount and type of financial assistance provided.

Approved 2011 Compensation

Although the Compensation Committee was responsible for approving the design of our executive compensation program, the Special Master had the authority to review and approve the amount and form of compensation awarded to our five “senior executive officers” and the next 20 most highly compensated employees for purposes of the TARP Compensation Standards. The Special Master also had the authority to review and determine the form of compensation for the remainder of our 100 most highly compensated employees.

The following supplemental table shows the approved 2011 total direct compensation for our named executive officers as approved by the Compensation Committee and the Special Master, including the fair value of the grant of restricted stock units at a maximum award level. This presentation is different from that required in the 2011 Summary Compensation Table that follows this Compensation Discussion and Analysis. For instance, the following table reports only direct compensation, consisting of base salary, annualized stock salary in the form of deferred phantom shares and long-term incentives in the form of restricted stock units. It does not report indirect compensation such as retirement benefits, welfare benefits and perquisites. It also includes the grant of long-term incentives in the form of restricted stock units approved for service in 2011 as if the grant had occurred in 2011, even though the grant actually occurred in January 2012, while the 2011 Summary Compensation Table includes the long-term incentives in the form of restricted stock units approved for service in 2010 and actually granted in January 2011 (which incentives are not reflected in the table below). As we were no longer subject to the restrictions of TARP at the end of 2011, for purposes of determining an appropriate award level for grants of restricted stock units, the Compensation Committee reviewed our performance for 2011 against the goals set forth in our 2010-14 Business Plan, specifically the Modified Operating Profit target of $2.2 billion and the Free Cash Flow target of $1.4 billion, which were the metrics for our Performance and Leadership Management Award Plan in 2011. In January 2012, the Compensation Committee determined that the named executive officers should be awarded the maximum long-term incentive award value approved by the Special Master for 2011. Accordingly, we made restricted stock unit grants in the amounts stated in the following table to the named executive officers (other than Mr. Marchionne), which represent up to one-third of the named executive officers’ total 2011 annual direct compensation.

Approved 2011 Total Direct Compensation

Name	Cash Salary ($)	Annualized Stock Salary in the Form of Deferred Phantom Shares ($)(1)	Long-Term Incentives in the Form of Restricted Stock Units (1)(2) ($)	Total ($)
Sergio Marchionne	—	—	—	—
Chairman, Chief Executive Officer, Chief Operating Officer and President (3)

Richard K. Palmer	500,000	287,500	393,750	1,181,250
Senior Vice President and Chief Financial Officer

Holly E. Leese	485,004	278,875	381,938	1,145,817
Senior Vice President, General Counsel and Secretary

Nancy A. Rae	455,004	209,300	332,150	996,454
Senior Vice President, Human Resources

Michael Manley	410,004	235,752	322,878	968,634
Senior Vice President—International and Head of Jeep Brand

(1)	In accordance with the terms of our approved plans, on September 22, 2011, the Compensation and Leadership Development Committee took action to adjust the number of shares underlying the outstanding deferred phantom share and restricted stock unit grants to preserve the economic value of the grants and offset the dilutive effects caused by changes in Fiat’s ownership interest. For a discussion of these changes, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Fiat Ownership Interest. The tables set forth throughout this Item 11. Executive Compensation reflect the number of awards outstanding as of December 31, 2011, and therefore include the impact of the anti-dilution adjustment made in September 2011 to awards then outstanding.
(2)	The amounts reported in this column reflect the value of the long-term incentives in the form of restricted stock units approved by the Special Master for service in 2011, which were not awarded by the Compensation Committee until January 2012. See the language immediately preceding the table as to the differences between this table and the tables in Compensation of Named Executive Officers, below.

(3)	As described further below, Mr. Marchionne elected to receive no direct compensation from Chrysler Group for his services as Chief Executive Officer, President and Chief Operating Officer of Chrysler Group in 2011 and, accordingly, the Special Master was not asked to approve any compensation for his services in 2011.

Compensation Components

Consistent with the six compensation principles guiding our compensation program, our 2011 compensation arrangements for our named executive officers (other than Mr. Marchionne), as approved by the Compensation Committee and the Special Master, included the following components:

•	cash base salary;

•	stock salary in the form of deferred phantom shares;

•	long-term incentives in the form of restricted stock units;

•	retirement benefits; and

•	other benefits and perquisites.

The TARP Compensation Standards prohibited the payment of any cash incentive or bonus to our five “senior executive officers” and any of the next 20 most highly compensated employees. Accordingly, our named executive officers did not participate in our Performance and Leadership Management Award Plan in 2011 and did not receive any cash compensation other than the base salaries described below.

Assuming that applicable performance goals were achieved, approximately half of each named executive officer’s total 2011 direct compensation consisted of cash base salary, and half consisted of restricted stock unit and deferred phantom share awards. We believe that this mix of cash/non-cash and short-term/long-term incentives provides an appropriate balance between our longer-term business objectives and shorter-term retention and competitive needs.

Mr. Marchionne is the Chief Executive Officer of Fiat and Chairman or Chief Executive Officer of several significant business units within Fiat and Fiat Industrial, including Fiat Group Automobiles, CNH and Iveco trucks, and elected to receive no direct compensation from Chrysler Group for his services as Chief Executive Officer, President and Chief Operating Officer of Chrysler Group in 2011. His compensation from Fiat is publicly disclosed in Fiat’s annual report.

Cash Base Salary

We provide our named executive officers (other than Mr. Marchionne) and other employees with a cash base salary to compensate them for services rendered on a day-to-day basis during the year. Base salaries provide stable compensation to our top employees, allow us to recruit and retain highly talented and dedicated employees and, through periodic merit increases, provide a basis upon which our top employees may be rewarded for individual performance.

Our Compensation Committee reviews base salary levels of our named executive officers annually to determine whether an adjustment is warranted or necessary. The Compensation Committee takes into account numerous factors in making its determination, none of which are dispositive or individually weighted, including our financial performance, the state of our industry and local economies in which we operate, the named executive officer’s relative importance and responsibilities, the named executive officer’s location, the named executive officer’s track record in meeting his or her performance objectives and comparable salaries paid to other executives with similar experience in our compensation peer group, as described below.

During the time we were subject to TARP restrictions, the Special Master required that cash salaries generally target the 50th percentile of comparable salaries because such levels of cash salaries balance the need to attract and retain talent with the need for compensation structures that reflect the circumstances of an exceptional financial assistance recipient. The Special Master’s determination was aided by analysis from a number of internal and external sources, including competitive market data we provided in connection with our submissions to the Special Master (which was based on the compensation peer group described below), information on comparable compensation structures extracted from the U.S. Mercer Benchmark Database-Executive and information on comparable compensation structures extracted from Equilar’s Executive Insight database (which includes information drawn from publicly filed proxy statements) and Equilar’s Top 25 Survey Summary Report (which includes information from a survey on the pay of highly compensated employees). The Special Master also determined that cash base salary should not exceed $500,000, except in exceptional circumstances where good cause could be shown. The base salaries paid to our named executive officers during 2011, were substantially equal to the cash base salaries approved by the Special Master in 2009 and 2010, except that the named executive officers who took on additional responsibilities starting in September 2011 received proportionate compensation increases. Base salaries of the named executive officers are reported in the “2011 Summary Compensation Table,” below.

Stock Salary in the Form of Deferred Phantom Shares

In addition to cash base salary, we pay our named executive officers (other than Mr. Marchionne) a portion of their total annual compensation in stock salary. So-called stock salary is a form of compensation that was permitted under the TARP Compensation Standards and is intended to be delivered throughout the course of the year on each monthly payroll date much like cash base salaries. However, instead of being paid immediately as cash, stock salary is awarded as units, the value of which is determined based on the value of our Class A Membership Interests, as described below.

Chrysler Group’s stock salary is in the form of deferred phantom shares which, as was required by the TARP Compensation Standards, are fully vested upon grant. Each deferred phantom share represents a unit, or a Chrysler Group Unit, equal to 1/600th of a Class A Membership Interest, on a fully-diluted basis, assuming the conversion of the Class B Membership Interests. The value of a Chrysler Group Unit is based on the fair value of our membership interests. Since there is currently no observable publicly traded price for our membership interests, the calculation of the fair value of our membership interests is determined using a discounted cash flow methodology. We believe that the use of equity compensation, as a component of total compensation, provides our top employees, including our named executive officers, with a strong link to our long-term performance, creates an ownership culture and helps to align the interests of our top employees and our members. Because we were organized as a limited liability company after the 363 Transaction, Chrysler Group Units were issued to our top employees to replicate the alignment incentives presented by equity ownership.

Stock salary is determined as a dollar amount with the number of Chrysler Group Units determined based on the fair value of the Class A Membership Interests, as described above, on the grant date of the award. The value of the deferred phantom shares generally results in our named executive officers placing at or below the 50th percentile of total direct compensation for persons in similar roles at similar entities based on the compensation peer group described below. The Special Master had determined that paying stock salary in the form of deferred phantom shares was not inconsistent with the public interest, if structured in the long-term interest of members by aligning the compensation with long-term value creation rather than short-term profits. As a result, although fully vested upon grant, deferred phantom shares, except for the deferred phantom shares granted to Mr. Marchionne (as described below), are paid in three equal installments at the end of the quarter in which the second, third and fourth anniversaries, respectively, of the monthly grant occur. Pursuant to the Special Master’s determinations and the terms of the Deferred Phantom Share Plan, as a result of the early repayment of our TARP obligations, each installment is subject to being paid one year earlier than scheduled. A portion of these payments were made in February 2012. Payments under the Deferred Phantom Share Plan are made in cash and are based on the fair value of our Class A Membership Interests as of the most recently completed valuation at the time of payment, and are made regardless of employment status at the time of payment.

In order to align Mr. Marchionne’s interests with those of our members, on December 24, 2009, the Compensation Committee approved a deferred phantom share grant for Mr. Marchionne with a $600,000 grant value for his service as a director from June 2009 through June 2012, which was approved by the Special Master. Because the grant was made subject to (i) the amendment of the Deferred Phantom Share Plan to allow for such grant under the plan, which amendment was approved by the Compensation Committee on January 14, 2010, and (ii) the amendment of our LLC Operating Agreement to allow compensation to be paid to employee directors, which amendment was approved by the Board on January 29, 2010, the grant did not occur until January 2010. This grant was reflected in Mr. Marchionne’s 2010 compensation, and no further grants were made in 2011.

For more information regarding the deferred phantom shares granted in 2011, see —Compensation of the Named Executive Officers —2011 Grants of Plan-Based Awards, —Compensation of the Named Executive Officers —Options Exercised and Stock Vested in 2011 and —Compensation of the Named Executive Officers —Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans, below.

Long-Term Incentives in the Form of Restricted Stock Units

Although no bonus, retention award or incentive compensation could have been paid or accrued in respect of the five “senior executive officers” and the next 20 most highly compensated employees under the TARP Compensation Standards, long-term incentives were permitted to be paid in the form of long-term restricted stock units with a value of up to one-third of a named executive officer’s total 2011 annual direct compensation. We believe that long-term incentives are a critical component of our executive compensation program and our restricted stock units are the primary vehicle for offering long-term incentives to our top employees. While we do not believe that formal stock ownership guidelines for the named executive officers are appropriate at this time, we believe that equity-based grants provide our top employees, including our named executive officers, with a strong link to our long-term performance, create an ownership culture and help to align the interests of our top employees and our members.

As discussed in the immediately preceding section, the named executive officers (other than Mr. Marchionne) also received a portion of their 2011 total direct compensation in the form of restricted stock units. Each restricted stock unit represents one Chrysler Group Unit. The Special Master determined the maximum amount of these awards, and the Compensation Committee reserved discretion to award lesser amounts based on the individual’s or the Company’s performance. While we were subject to TARP Compensation Standards, after the conclusion of the fiscal year and following a review of the Company’s annual performance, the Special Master determined whether to approve the final grants prior to any award being made. Accordingly, awards based on performance of a fiscal year were not awarded until the following fiscal year. The amounts of restricted stock units included in 2011 total direct compensation for SEC reporting purposes includes the grant of restricted stock units based on 2010 performance but approved and granted in January 2011. For a discussion of the portion of 2011 total direct compensation in the form of restricted stock units, the grant of which was based on the achievement of performance targets based on our 2011 business plan, but which were not granted until January 2012, see the table above —Approved 2011 Total Direct Compensation.

The 2011 restricted stock units will vest if the holder is continuously employed by us through the third anniversary of the grant date. If the holder retires on or after the second anniversary of the grant date, the individual will continue to be considered employed for vesting purposes. All unvested restricted stock units will become fully vested upon the holder’s death or permanent disability. Unvested restricted stock units as of the date of termination are forfeited. Payment of the 2011 restricted stock unit awards will be no later than March 15,

2015. For more information regarding the value of the restricted stock units approved for 2011 performance and which were granted in January 2012, see —Compensation Discussion and Analysis —Approved 2011 Compensation, above.

Retirement Benefits

The named executive officers (other than Mr. Marchionne) participate in our retirement plans (both defined benefit and defined contribution plans) that provide employees with tax-advantaged savings opportunities and income after retirement from the Company on the same terms and conditions as those made available to other eligible U.S. employees, subject to satisfying any eligibility requirements and applicable law. Under the TARP Compensation Standards and the Special Master’s determinations, our named executive officers were allowed to continue to participate in both tax-qualified defined benefit and defined contribution retirement plans.

Under the Chrysler Group Salaried Employees’ Savings Plan, or the Savings Plan, our tax-qualified defined contribution 401(k) elective savings plan, employees are able to elect to defer a portion of their eligible compensation (up to the limits set by the Internal Revenue Service). For 2011, we did not make a matching contribution to the Savings Plan based on the amount of the employees’ deferrals. We do not currently provide employees, including our named executive officers, with the opportunity to defer any compensation in excess of the amounts that are legally permitted to be deferred under the Savings Plan.

Subject to the satisfaction of age and service requirements, Ms. Leese, Ms. Rae and Mr. Manley are eligible for pension benefits under the Chrysler Group LLC Executive Salaried Employees’ Retirement Plan, or the Executive Salaried Employees’ Retirement Plan, a contributory tax-qualified defined benefit pension plan, and the Chrysler Group LLC Supplemental Executive Retirement Plan, or the Supplemental Executive Retirement Plan, a contributory nonqualified defined benefit pension plan, on the same terms and conditions as offered to other U.S. non-bargaining unit employees hired by Old Carco prior to January 1, 2004. The Executive Salaried Employees’ Retirement Plan and Supplemental Executive Retirement Plan provide a retirement benefit based on years of service and final average salary. However, as a result of the determinations of the Special Master, no additional amounts were permitted to accrue under the Supplemental Executive Retirement Plan for any named executive officer’s salary and years of service attributable to the period under which we were subject to the TARP restrictions. Accordingly, accruals under the Supplemental Executive Retirement Plan re-commenced after July 21, 2011. For more information regarding the defined benefit pension benefits provided to our named executive officers, see —Compensation of the Named Executive Officers —2011 Pension Benefits, below.

Messrs. Marchionne and Palmer are not eligible to participate in the Executive Salaried Employees’ Retirement Plan or the Supplemental Executive Retirement Plan. On October 1, 2010, Mr. Palmer became eligible to participate in the Chrysler Group LLC Employee Managed Retirement Plan, or the Employee Managed Retirement Plan, a non-elective tax-qualified defined contribution plan for employees hired by us or by Old Carco after December 31, 2003 who are not eligible to participate in the Executive Salaried Employees’ Retirement Plan and Supplemental Executive Retirement Plan. Subsequent to the lapse of the TARP restrictions, Mr. Palmer also began to accrue a benefit under the Chrysler Executive Employees Supplemental Managed Retirement Plan, or the Supplemental Managed Retirement Plan, a noncontributory, nonqualified defined contribution retirement plan, on the same terms and conditions as offered to other U.S. non-bargaining unit employees hired by us or by Old Carco after December 31, 2003. We make an annual contribution to the Employee Managed Retirement Plan and the Supplemental Managed Retirement Plan equal to a fixed percentage of the employee’s compensation and the Social Security wage base. For more information regarding the contribution on behalf of Mr. Palmer to the Employee Managed Retirement Plan and the Supplemental Managed Retirement Plan, see —Compensation of the Named Executive Officers —2011 Summary Compensation Table, below. Mr. Marchionne does not participate in any of our retirement plans.

Other Benefits and Perquisites

The named executive officers are eligible to participate in the Company-sponsored U.S. health and welfare benefit programs for active employees on the same terms and conditions as those made available to U.S. salaried employees or expatriates generally, subject to satisfying any eligibility requirements and applicable law. Basic health benefits, life insurance, disability benefits and similar programs are provided to ensure that employees have access to healthcare and income protection for themselves and their family members.

We do not have a formal perquisite policy, but provide perquisites for our employees in locales where there is a recognized market practice among our competitors to provide such perquisites. Under the TARP Compensation Standards and the Special Master’s determinations, perquisites and other compensation (excluding cash base salary, stock salary in the form of deferred phantom shares, long-term incentives in the form of restricted stock units and tax-qualified retirement benefits) provided to a named executive officer were not permitted to exceed $25,000 annually, except in exceptional circumstances for good cause shown (e.g., payments related to expatriate assignments). For 2011, the Special Master approved additional compensation of up to $275,000 per person annually under our expatriate assignment program. For more information regarding the perquisites provided to our named executive officers, see —Compensation of the Named Executive Officers —2011 Summary Compensation Table, below.

Process for Compensation Decisions

Role of the Compensation and Leadership Development Committee. The Senior Vice President, Human Resources works with Chrysler Group’s executive compensation team to develop compensation structures and amounts for the named executive officers. These structures and amounts are further refined after being reviewed with the Chief Executive Officer and are then presented to the Compensation Committee for its consideration. The Compensation Committee is composed of independent directors with extensive senior executive leadership experience. The Compensation Committee also oversees our leadership development and succession planning programs. Compensation Committee meetings are held at least quarterly and generally are attended by internal legal and human resources employees and other top employees as necessary depending upon agenda items, although an executive is not present when the Compensation Committee is discussing such executive’s compensation, as such matters would be addressed in an executive session of the Compensation Committee.

As discussed above, until July 21, 2011, the Compensation Committee had to balance the need to provide competitive compensation and benefits with TARP Compensation Standards. Moreover, the Special Master had to approve the compensation structure applicable to our top employees. Working with the Special Master, the Compensation Committee reviewed and approved corporate goals and objectives related to compensation and set individual compensation amounts for our named executive officers.

The Compensation Committee met and determined our 2011 compensation structure in January 2011, including the maximum value of restricted stock units which could be granted in January 2012. Our 2011 compensation structure continued to be based, in large part, on the compensation structure established upon our formation in 2009. The Compensation Committee also met with our senior risk officer, Mr. Palmer, to ensure that compensation arrangements did not create incentives that encourage employees to take unnecessary or excessive risks that could threaten the value of the Company. Shortly after the Compensation Committee made its determination, it submitted the proposed compensation structure to the Special Master for approval. We received the Special Master’s approval for our proposal in April 2011.

The Compensation Committee is charged with determining the compensation of our Chief Executive Officer. As described above, Mr. Marchionne, however, elected to receive no compensation from us for his services as Chief Executive Officer, President and Chief Operating Officer in 2011, and as such, no determinations were necessary.

Compensation Consultants. We engaged Meridian Compensation Partners LLC, or Meridian, as consultants for certain limited aspects of executive compensation analysis and planning for 2011. In particular, Meridian worked with us to determine the appropriate peer group of companies for benchmark studies of competitive executive compensation and provided data analyses, market assessments, and preparation of related reports. Executive compensation consultants from Meridian also assisted with the development of stock salary and long-term restricted stock unit plans that complied with the TARP Compensation Standards. In addition, in previous years, Meridian reviewed competitive market data for compensation analyses we had used to assist in establishing compensation for salaried employees at all levels of the Company. In its capacity as advisor to us, Meridian did not attend Compensation Committee meetings.

Prior to November 2010, the Compensation Committee did not engage its own independent compensation consultant. In November 2010, the Compensation Committee independently engaged Meridian as consultants to assist the Compensation Committee as necessary pursuant to the Compensation Committee’s direction with respect to matters related to executive compensation planning and analysis. As it was only engaged in late 2010 in its capacity as advisor to the Compensation Committee, Meridian provided only limited advice related to compensation matters being considered by the Compensation Committee for 2011.

During 2011, we paid Meridian $59,353 in consulting fees directly related to executive compensation services performed for the Compensation Committee and $152,949 in consulting fees directly related to executive compensation services performed for us. We did not pay Meridian any consulting fees in 2011 for services unrelated to executive compensation.

Consideration of Competitive Compensation Levels. The Compensation Committee believes that use of a compensation peer group is the most effective method for providing a competitive market context as the Compensation Committee evaluates and sets the compensation needed to attract, motivate and retain the executive talent needed to manage our businesses and operations successfully. In 2011, the Compensation Committee considered compensation information compiled by Meridian, the independent compensation consultant retained by us, based on a wide range of large companies. A compensation peer group of 31 companies was selected based on their annual revenues (annual revenues ranged from $9.4 billion to $425.1 billion), complexity of business operations, and global span of business enterprises. Meridian assisted us in selecting the compensation peer group by gathering relevant financial and business data for companies being considered for inclusion in the peer group and then by providing the Compensation Committee with recommendations for peer group members. For 2011, the compensation peer group consisted of the following companies, which remained the same as in 2010:

3M Company	E.I. du Pont de Nemours and Company	International Business Machines Corporation
Altria Group, Inc.	Eastman Kodak Company	Johnson & Johnson
AT&T Corp.	Eaton Corporation	Johnson Controls, Inc.
The Boeing Company	Exxon Mobil Corporation	Lockheed Martin Corporation
Cardinal Health, Inc.	Ford Motor Company	Northrop Grumman Corporation
Caterpillar Inc.	General Dynamics Corporation	The Procter & Gamble Company
Deere & Company	General Electric Company	TRW Automotive Holdings Corp.
Dell Inc.	General Motors Company	United Parcel Service, Inc.
DPH Holdings Corp. (formerly Delphi Corp.)	The Goodyear Tire & Rubber Company	United Technologies Corporation
The Dow Chemical Company	Honeywell International Inc.	Verizon Communications Inc.
Xerox Corporation

Deductibility of Executive Compensation and Other Tax Considerations. As a recipient of funds under TARP, we were subject to Section 162(m)(5) of the Internal Revenue Code, which imposed a cap of $500,000 on the income tax deductibility of any compensation paid to named executive officers, including any “performance-based” compensation. We took this limitation into account in structuring compensation paid to our named executive officers. In addition, we also take into account certain other tax considerations, including Section 409A of the Internal Revenue Code, which governs the form and time of payment of nonqualified deferred compensation, and could result in significant additional taxes and penalties on a recipient of nonqualified deferred compensation that does not comply with Section 409A.

Accounting Considerations. In making decisions about executive compensation, we also consider how various elements of compensation will affect our financial reporting. For example, we consider the impact of the accounting guidance related to stock compensation, which requires us to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards.

Other Polices and Considerations

Recovery of Incentive Awards. The TARP Compensation Standards required that all incentive compensation payable to the named executive officers be subject to clawback if it is later determined to have been based on materially inaccurate financial statements or any other materially inaccurate performance metrics or if the named executive officer was terminated due to misconduct that occurred during the period in which the incentive award was earned. In February 2012, we adopted a clawback policy, as discussed above in —Changes Impacting Compensation Beginning in 2012.

Expense Policy. In June 2009, in order to assist us in our efforts to ensure that all expenses incurred by our employees in the course of their duties are reasonable and appropriate, we adopted an expense policy, which is available on our website, www.chryslergroupllc.com. The policy governs certain corporate expenditures, including entertainment and events, office and facility renovations, aviation and other transportation services and other similar items, activities and events. The policy establishes internal reporting and oversight mechanisms including expense account reviews in order to ensure that the policy is followed.

Severance Policy. We maintain a Termination Allowance Plan that provides severance benefits to a broad group of our employees. The TARP Compensation Standards, however, provided that none of the named executive officers nor the next five most highly compensated employees could receive severance or other “golden parachute payments” on account of their termination. During 2010, our named executive officers were subject to restrictions under the TARP Compensation Standards and were thus not eligible at that time to receive severance benefits under our Termination Allowance Plan. Because our named executive officers are no longer subject to the restrictions under the TARP Compensation Standards, they may be eligible for severance benefits under our Termination Allowance Plan. See —Compensation of the Named Executive Officers —Potential Payments upon Termination or Change in Control, below, for additional discussion of the Termination Allowance Plan.

Stock Ownership Guidelines and No-Hedging Policy. We do not have formal stock ownership guidelines in place for our named executive officers at this time since we do not believe they are appropriate while we are a private company. We do, however, believe that a culture of ownership within our executive group is paramount to our long-term success, and as such provide a portion of our named executive officers’ total compensation in the form of equity-based awards the value of which is determined based on the value of our Class A Membership Interests. As our membership interests are not currently publicly traded, there is not an active market for Company derivative securities, and as such, a no-hedging policy is not necessary. Once our equity interests are traded on an exchange, though, the Compensation Committee will reconsider the necessity for stock ownership guidelines and a no-hedging policy.

Conclusion

Our success depends on the appropriate alignment of interests between our members and employees. As such, management and the Compensation Committee continue to work to design and implement compensation programs that will recognize the contributions of our employees and will attract new employees to the Company.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis, or CD&A. Based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K.

Stephen M. Wolf, Chair

James J. Blanchard

Léo Houle

Compensation of the Named Executive Officers

The following tables contain compensation information for our Chief Executive Officer, Chief Financial Officer and our three most highly paid executive officers, other than our Chief Executive Officer and Chief Financial Officer, who were serving as our executive officers on December 31, 2011. These officers are referred to as the “named executive officers.” All dollar amounts are in U.S. dollars. See —Compensation Discussion and Analysis for additional details regarding our compensation practices.

2011 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)		Stock Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2) ($)	All Other Compensation (3) ($)	Total ($)
Sergio Marchionne (4)	2011	—	—	—		—	—	—	—	—
Chairman, Chief Executive Officer, President and Chief Operating Officer	2010	—	—	600,000	(5)	—	—	—	—	600,000

Richard K. Palmer	2011	537,504	—	627,500		—	—	—	298,637	1,463,641
Senior Vice President and Chief Financial Officer	2010	500,000	—	253,500		—	—	—	289,394	1,042,894

Holly E. Leese	2011	485,004	—	594,125		—	—	440,479	8,890	1,528,498
Senior Vice President, General Counsel and Secretary	2010	485,000	—	192,770		—	—	365,450	7,925	1,051,145

Nancy A. Rae	2011	455,004	—	511,875		—	—	328,746	15,550	1,311,175
Senior Vice President, Human Resources	2010	455,000	—	191,863		—	—	345,405	15,170	1,007,438

Michael Manley	2011	460,004	—	508,402		—	—	104,008	15,550	1,087,964
Senior Vice President—International and Head of Jeep Brand	2010	410,000	—	161,072		—	—	35,450	18,131	624,653

(1)	The amounts reported in this column represent the grant date fair value of the deferred phantom shares and restricted stock units, which represent the right to receive Chrysler Group Units, granted to each of the named executive officers, calculated in accordance with the accounting guidance related to stock-based compensation. That value is calculated by multiplying the fair value per Chrysler Group Unit, as described in —Compensation Discussion and Analysis —Stock Salary in the Form of Deferred Phantom Shares, above, as of the grant date of the award (determined in accordance with the accounting guidance related to stock-based compensation) by the number of Chrysler Group Units related to the deferred phantom shares or restricted stock units awarded. Regardless of the value on the grant/vesting date, the actual value will depend on the fair value of our Class A Membership Interests on a date in the future when an award vests or is paid. For a discussion of the deferred phantom shares and the restricted stock units granted to each of the named executive officers as compensation in 2011, see —Compensation Discussion and Analysis —Stock Salary in the Form of Deferred Phantom Shares, —Compensation Discussion and Analysis —Long-Term Incentives in the Form of Restricted Stock Units and —Compensation of the Named Executive Officers —2011 Grants of Plan-Based Awards. In accordance with SEC regulations, this column does not reflect awards granted for services in 2011 that were granted in January 2012 after fiscal year-end; the grant date value of these awards will be reflected in the Summary Compensation Table and Grants of Plan-Based Awards table for 2012 (if the named executive officers also are named executive officers at the time that disclosure is prepared). For a discussion of the restricted stock units granted in 2012 as compensation for services in 2011, see —Compensation Discussion and Analysis —Approved 2011 Compensation.
(2)

The amounts reported in this column represent the increase in the present value of the accrued defined benefit pension benefits for each named executive officer, including those accrued under the Executive Salaried Employees’ Retirement Plan and Supplemental Executive Retirement Plan. No amount is included with respect to nonqualified deferred compensation earnings, because there were no above-market earnings on nonqualified deferred compensation. Messrs. Marchionne and Palmer are not eligible to participate in the defined benefit pension plans. The amounts reported for 2011 are determined by subtracting (i) the present value of each named executive officer’s accrued benefits as of December 31, 2010 from (ii) the present value of such named executive officer’s accrued benefits as of December 31, 2011, which are reported in the Pension Benefits table below, and are computed in the manner explained in the narrative disclosure to the Pension Benefits table. This increase in present value is not a current cash payment, since pension benefits are paid only after retirement, but represents the change in the value of the named executive officers’ pension benefits over the previous year-end because: (i) an additional year of contributory service was included in the computation of pension benefits under the Executive Salaried Employees’ Retirement Plan and the Supplemental Executive Retirement Plan; (ii) the “final average earnings” used in the computation of the pension benefits increased over the “final average earnings” used in the computation of the pension benefits as of the previous fiscal year-end; and (iii) the normal retirement age, the assumed commencement age of benefits, was one year closer. The present value of the accrued defined benefit pension benefits can also increase or decrease in value due to changes in actuarial assumptions. Between December 31, 2010 and December 31, 2011, the mortality table changed from the RP2000WC table projected to 2011 to the 2007 Chrysler Plan Specific Mortality Table for NBU, projected generationally with Scale AA valued in 2012, to better reflect Chrysler’s actual mortality experience, which had the impact of increasing the present values for males and decreasing the present values for females. The discount rate used to determine benefit obligations also changed during this same period from 5.40 percent to 5.00 percent, which had the effect of increasing the present value. No other actuarial assumptions changed between December 31, 2010 and December 31, 2011.
(3)	The amounts reported in this column include the incremental cost of providing the perquisites and other benefits received by our named executive officers, as well as contributions on behalf of Mr. Palmer to the Employee Managed Retirement Plan and the Supplemental Managed Retirement Plan, each case without taking into account the value of any income tax deduction for which Chrysler Group is eligible. Incremental costs to Chrysler Group for these items were determined as the actual amounts credited to or paid to or on behalf of the named executive officers. The following table provides additional detail regarding the amounts reported in the “All Other Compensation” column of the 2011 Summary Compensation Table for the year ended December 31, 2011:

Name	Company Vehicle Programs (a) ($)	Financial Counseling (b) ($)	Tax Preparation Services (b) ($)	Medical Evaluations (c) ($)	Housing Expenses/ Expatriate Allowances (d) ($)	EMRP Contributions (e) ($)	Non-Cash Awards (f) ($)	Total All Other Compensation ($)
Sergio Marchionne	—	—	—	—	—	—	—	—
Richard K. Palmer	6,800	—	—	1,250	251,407	33,063	6,117	298,637
Holly E. Leese	6,800	—	840	1,250	—	—	—	8,890
Nancy A. Rae	6,800	7,500	—	1,250	—	—	—	15,550
Michael Manley	6,800	7,500	—	1,250	—	—	—	15,550

(a)	The amounts reported in this column represent the incremental cost to us for one product evaluation vehicle and one company furnished vehicle. We calculate the incremental cost of providing our vehicles by comparing the cost of production against the value received upon the disposal of the vehicle plus the cost of maintenance and repair, insurance, licensing and registration fees. The cost of the product evaluation vehicle also includes fuel. Participants in the product evaluation vehicle program are required to evaluate the vehicle, thus providing feedback about our products. The named executive officers were taxed on the imputed income attributed to personal use of these vehicles and did not receive tax assistance from us. Subsequent to July 21, 2011, we only impute income with respect to the company-furnished vehicle.
(b)	The amounts reported in these columns represent the incremental costs to us associated with either (i) financial counseling and estate planning services or (ii) tax preparation services. The named executive officers are permitted to elect either financial counseling and estate planning services or tax preparation services provided by one of several vendors approved by us. Messrs. Marchionne and Palmer are not eligible for these benefits. The named executive officers are taxed on the imputed income attributed to such services and do not receive tax assistance from us.
(c)	The amounts reported in this column represent the incremental costs to us for medical services incurred by us in connection with providing executive health evaluations with one of several providers approved by us.
(d)	Mr. Marchionne’s principal place of business is not our Auburn Hills, Michigan headquarters. Mr. Marchionne purchased a condominium near our corporate headquarters in Auburn Hills, Michigan to use when he is there on business. We reimburse Mr. Marchionne for a variety of the expenses he incurs related to the condominium, including cleaning, utility services, insurance, security and association fees. We believe that there is no incremental cost to us as a result of such reimbursement because the costs incurred by us are comparable to or less than the costs we would have incurred for Mr. Marchionne to stay in local area hotels during his visits to our headquarters. In connection with his relocating to our corporate headquarters, Mr. Palmer receives standard expatriate benefits under the terms of our international expatriate assignment policy, including housing, home leave, tax protection and educational assistance, which are reported in this column.
(e)	We make contributions to Mr. Palmer’s accounts under the Employee Managed Retirement Plan and the Supplemental Managed Retirement Plan equal to the sum of 4 percent of his monthly salary and, once his salary exceeds 75 percent of the Social Security wage base ($106,800 in 2011), 4 percent of the excess of his monthly salary over 75 percent of the Social Security wage base. Only salary up to the Internal Revenue Service’s covered compensation limit ($245,000 in 2010 and 2011) is taken into account for this purpose with respect to the Employee Managed Retirement Plan Contributions related to compensation in excess of the Internal Revenue Service’s covered compensation limit are made to the Supplemental Managed Retirement Plan.
(f)	The amount reported relates to spousal and family travel expenses that were paid by us.

(4)

Mr. Marchionne is the Chief Executive Officer of Fiat and Chairman or Chief Executive Officer of several significant business units within Fiat and Fiat Industrial, including Fiat Group Automobiles, CNH and Iveco trucks and did not receive direct compensation from us for his services on behalf of Chrysler Group in 2011. For a discussion of the deferred phantom share amounts reported in the “Stock Awards” column, see —Compensation of the Named Executive Officers —2011 Grants of Plan-Based Awards, —Compensation of the Named Executive Officers —

Options Exercised and Stock Vested in 2011 and —Compensation of the Named Executive Officers —Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans, below. Mr. Marchionne’s compensation from Fiat is publicly disclosed in Fiat’s annual report.
(5)	Represents deferred phantom shares granted to Mr. Marchionne in connection with his service as a director. On December 23, 2009, the Special Master approved the grant of deferred phantom shares for Mr. Marchionne, which was made by us in January 2010.

2011 Grants of Plan-Based Awards

The following table sets forth information about the non-equity incentive awards and equity-based awards granted by us to each of our named executive officers in 2011. In accordance with SEC regulations, this table does not reflect awards granted for services in 2011 that were granted in January 2012 after fiscal year-end. The grant date value of these awards will be reflected in the Grants of Plan-Based Awards table for 2012 (if the named executive officers also are named executive officers at the time that disclosure is prepared). For a discussion of the restricted stock units granted as compensation for services in 2011 awarded in January 2012, see —Compensation Discussion and Analysis —Approved 2011 Compensation.

Name	Award Type (1)	Grant Date	Approval Date (2)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities (#)	Exercise or Base Price of Option Awards ($/Share) ($)	Grant Date Fair Value of Stock and Option Awards(3) ($)
				Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Sergio Marchionne	—	—	—	—	—	—	—	—	—	—	—	—	—

Richard K. Palmer	RSU	1/20/2011	1/20/2011	—	—	—	—	59,100.7	—	—	—	—	340,000
	DPS	1/31/2011	1/20/2011	—	—	—	—	—	—	2,607.3	—	—	15,000
	DPS	2/28/2011	1/20/2011	—	—	—	—	—	—	2,607.3	—	—	15,000
	DPS	3/31/2011	1/20/2011	—	—	—	—	—	—	2,607.3	—	—	15,000
	DPS	4/30/2011	1/20/2011	—	—	—	—	—	—	8,835.9	—	—	50,834
	DPS	5/31/2011	1/20/2011	—	—	—	—	—	—	4,164.5	—	—	23,959
	DPS	6/30/2011	1/20/2011	—	—	—	—	—	—	4,164.5	—	—	23,958
	DPS	7/31/2011	1/20/2011	—	—	—	—	—	—	3,144.1	—	—	23,959
	DPS	8/31/2011	1/20/2011	—	—	—	—	—	—	3,144.1	—	—	23,958
	DPS	9/30/2011	1/20/2011	—	—	—	—	—	—	3,144.1	—	—	23,958
	DPS	10/31/2011	1/20/2011	—	—	—	—	—	—	3,889.3	—	—	23,958
	DPS	11/30/2011	1/20/2011	—	—	—	—	—	—	3,889.3	—	—	23,958
	DPS	12/31/2011	1/20/2011	—	—	—	—	—	—	3,889.3	—	—	23,958
								Total: 59,100.7		Total: 46,087.0			Total: 627,500

Holly E. Leese	RSU	1/20/2011	1/20/2011	—	—	—	—	54,798.8	—	—	—	—	315,250
	DPS	1/31/2011	1/20/2011	—	—	—	—	—	—	2,107.7	—	—	12,125
	DPS	2/28/2011	1/20/2011	—	—	—	—	—	—	2,107.7	—	—	12,125
	DPS	3/31/2011	1/20/2011	—	—	—	—	—	—	2,107.7	—	—	12,125
	DPS	4/30/2011	1/20/2011	—	—	—	—	—	—	9,835.5	—	—	56,583
	DPS	5/31/2011	1/20/2011	—	—	—	—	—	—	4,039.5	—	—	23,239
	DPS	6/30/2011	1/20/2011	—	—	—	—	—	—	4,039.5	—	—	23,240
	DPS	7/31/2011	1/20/2011	—	—	—	—	—	—	3,049.8	—	—	23,239
	DPS	8/31/2011	1/20/2011	—	—	—	—	—	—	3,049.8	—	—	23,240
	DPS	9/30/2011	1/20/2011	—	—	—	—	—	—	3,049.8	—	—	23,239
	DPS	10/31/2011	1/20/2011	—	—	—	—	—	—	3,772.7	—	—	23,240
	DPS	11/30/2011	1/20/2011	—	—	—	—	—	—	3,772.7	—	—	23,240
	DPS	12/31/2011	1/20/2011	—	—	—	—	—	—	3,772.7	—	—	23,240
								Total: 54,798.8		Total: 44,705.1			Total: 594,125

Name	Award Type (1)	Grant Date	Approval Date (2)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities (#)	Exercise or Base Price of Option Awards ($/Share) ($)	Grant Date Fair Value of Stock and Option Awards (3) ($)
				Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Nancy A. Rae	RSU	1/20/2011	1/20/2011	—	—	—	—	52,594.7	—	—	—	—	302,575
	DPS	1/31/2011	1/20/2011	—	—	—	—	—	—	2,175.0	—	—	12,513
	DPS	2/28/2011	1/20/2011	—	—	—	—	—	—	2,175.0	—	—	12,513
	DPS	3/31/2011	1/20/2011	—	—	—	—	—	—	2,175.0	—	—	12,512
	DPS	4/30/2011	1/20/2011	—	—	—	—	—	—	5,602.2	—	—	32,229
	DPS	5/31/2011	1/20/2011	—	—	—	—	—	—	3,031.7	—	—	17,441
	DPS	6/30/2011	1/20/2011	—	—	—	—	—	—	3,031.7	—	—	17,442
	DPS	7/31/2011	1/20/2011	—	—	—	—	—	—	2,289.0	—	—	17,441
	DPS	8/31/2011	1/20/2011	—	—	—	—	—	—	2,289.0	—	—	17,442
	DPS	9/30/2011	1/20/2011	—	—	—	—	—	—	2,289.0	—	—	17,441
	DPS	10/31/2011	1/20/2011	—	—	—	—	—	—	2,831.4	—	—	17,442
	DPS	11/30/2011	1/20/2011	—	—	—	—	—	—	2,831.4	—	—	17,442
	DPS	12/31/2011	1/20/2011	—	—	—	—	—	—	2,831.4	—	—	17,442
								Total: 52,594.7		Total: 33,551.8			Total: 511,875
Michael Manley	RSU	1/20/2011	1/20/2011	—	—	—	—	47,393.3	—	—	—	—	272,650
	DPS	1/31/2011	1/20/2011	—	—	—	—	—	—	1,959.8	—	—	11,275
	DPS	2/28/2011	1/20/2011	—	—	—	—	—	—	1,959.8	—	—	11,275
	DPS	3/31/2011	1/20/2011	—	—	—	—	—	—	1,959.8	—	—	11,275
	DPS	4/30/2011	1/20/2011	—	—	—	—	—	—	7,780.2	—	—	44,759
	DPS	5/31/2011	1/20/2011	—	—	—	—	—	—	3,414.9	—	—	19,646
	DPS	6/30/2011	1/20/2011	—	—	—	—	—	—	3,414.9	—	—	19,646
	DPS	7/31/2011	1/20/2011	—	—	—	—	—	—	2,578.2	—	—	19,646
	DPS	8/31/2011	1/20/2011	—	—	—	—	—	—	2,578.2	—	—	19,646
	DPS	9/30/2011	1/20/2011	—	—	—	—	—	—	2,578.2	—	—	19,646
	DPS	10/31/2011	1/20/2011	—	—	—	—	—	—	3,189.3	—	—	19,646
	DPS	11/30/2011	1/20/2011	—	—	—	—	—	—	3,189.3	—	—	19,646
	DPS	12/31/2011	1/20/2011	—	—	—	—	—	—	3,189.3	—	—	19,646
								Total: 47,393.3		Total: 37,791.9			Total: 508,402

(1)	Types of Awards: DPS: deferred phantom shares granted under the Deferred Phantom Share Plan; RSU: restricted stock units granted under the Restricted Stock Unit Plan. For a description of the plans, including the determination of value of the deferred phantom shares and restricted stock units, see —Compensation Discussion and Analysis —Stock Salary in the Form of Deferred Phantom Shares, —Compensation Discussion and Analysis —Long-Term Incentives in the Form of Restricted Stock Units and —Compensation of the Named Executive Officers —2011 Grants of Plan-Based Awards, above. On September 22, 2011, in accordance with the terms of the plans, the number of deferred phantom shares and restricted stock units was adjusted to preserve the economic value of the awards and offset the dilutive effect of changes in Fiat’s ownership interest. The table above reports the number of deferred phantom shares and restricted stock units originally granted during 2011 and for those awards granted prior to September 22, then adjusted to reflect the anti-dilution adjustment made in September 2011. For information regarding the ownership changes, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Fiat Ownership Interest. Payments under the Deferred Phantom Share Plan and, prior to a Chrysler Group IPO, the Restricted Stock Unit Plan are made in cash based on the fair value of a Chrysler Group Unit as of the most recently completed valuation at the time payment is made. On and after a Chrysler Group IPO, payments under the Restricted Stock Unit Plan may be in cash or publicly traded stock as determined by us in our sole discretion.
(2)	On January 20, 2011, the Compensation Committee approved grants for our other named executive officers under the Deferred Phantom Share Plan, subject to the approval of the Special Master, which approval was received on April 1, 2011. The deferred phantom share grants to our named executive officers (other than Mr. Marchionne) were made monthly, concurrent with salary payment dates. In addition, on January 30, 2012, the Compensation Committee approved grants under the Restricted Stock Unit Plan, at levels previously approved by the Special Master on April 1, 2011.
(3)	The amounts reported in this column represent the grant date fair value of the deferred phantom shares and restricted stock units granted to each of the named executive officers in 2011 (calculated in accordance with the accounting guidance related to stock-based compensation) multiplied by the number of Chrysler Group Units related to the deferred phantom shares or restricted stock units awarded. Regardless of the value on the grant/vesting date, the actual value will depend on the fair value of our Class A Membership Interests on a date in the future when an award vests or is paid. For a discussion of the deferred phantom shares and the restricted stock units granted to each of the named executive officers as compensation in 2011, see —Compensation Discussion and Analysis —Stock Salary in the Form of Deferred Phantom Shares and —Compensation Discussion and Analysis —Long-Term Incentives in the Form of Restricted Stock Units.

Outstanding Equity Awards at December 31, 2011

The following table sets forth information about the outstanding equity-based awards held by each of our named executive officers as of December 31, 2011.

	Option Awards						Stock Awards (1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable (#)	Equity Incentive Plan Award: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price (#)	Option Expiration Date (#)	Number of Shares or Units of Stock That Have Not Vested (2)(3) (#)	Market Value of Shares or Units of Stock That Have Not Vested (4) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (3)(5) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested (4) ($)
Sergio Marchionne		—	—	—	—	—	—	—	—	—

Richard K. Palmer	1/20/2011	—	—	—	—	—	59,100.7	450,938	—	—
	3/12/2010	—	—	—	—	—	15,296.1	116,709	45,889.8	350,139
	11/12/2009	—	—	—	—	—	21,228.6	161,974	63,684.4	485,912

Holly E. Leese	1/20/2011	—	—	—	—	—	54,798.8	418,115	—	—
	3/12/2010	—	—	—	—	—	9,837.7	75,062	29,513.0	225,184
	11/12/2009	—	—	—	—	—	22,269.1	169,913	66,806.1	509,731

Nancy A. Rae	1/20/2011	—	—	—	—	—	52,594.7	401,298	—	—
	3/12/2010	—	—	—	—	—	8,679.7	66,226	26,040.3	198,688
	11/12/2009	—	—	—	—	—	21,228.6	161,974	63,684.4	485,912

Michael Manley	1/20/2011	—	—	—	—	—	47,393.3	361,611	—	—
	3/12/2010	—	—	—	—	—	5,363.1	40,921	16,089.4	122,762
	11/12/2009	—	—	—	—	—	17,066.3	130,216	51,197.7	390,638

(1)	The amounts reported in these columns reflect restricted stock units granted under the Restricted Stock Unit Plan. On September 22, 2011, in accordance with the terms of the plan, the number of restricted stock units was adjusted to preserve the economic value of the awards and offset the dilutive effect of changes in Fiat’s ownership interest. The table above reports the number of restricted stock units originally outstanding as of December 31, 2011, including the impact of the anti-dilution adjustment made in September 2011. For information regarding the ownership changes, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Fiat Ownership Interest. Grants of deferred phantom shares under the Deferred Phantom Share Plan are not reported in this table because they were fully vested upon grant, although payments are deferred and, except for the deferred phantom shares granted to Mr. Marchionne, paid in three equal installments at the end of the quarter in which the second, third and fourth anniversaries, respectively, of the monthly grant occur. Pursuant to the Special Master’s determinations and the terms of the Deferred Phantom Share Plan, as a result of the early repayment of our TARP obligations, each installment is subject to being paid one year earlier than scheduled. A portion of these payments were made in February 2012. Under the plan terms, the deferred phantom shares granted to Mr. Marchionne were to be paid on the later of: (i) June 10, 2012, which is the third anniversary of the commencement of Mr. Marchionne’s service as a director; and (ii) the date on which we have no remaining obligations under TARP. Payments under the Deferred Phantom Share Plan are made in cash and are based on the fair value of our Class A Membership Interests as of the most recently completed valuation at the time of payment, and are made regardless of employment status at the time of payment. For a discussion of the deferred phantom shares granted to each of the named executive officers as compensation for services in 2011, see —Compensation Discussion and Analysis —Stock Salary in the Form of Deferred Phantom Shares, —Compensation of the Named Executive Officers —2010 Grants of Plan-Based Awards,Compensation of the Named Executive Officers —Options Exercised and Stock Vested in 2010 and —Compensation of the Named Executive Officers —Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans.
(2)	The restricted stock units reported in this column, include Service RSUs, which will vest if the holder is continuously employed by us through the third anniversary of the grant date and the Modified EBITDA target threshold for 2010 of $2.5 billion is achieved (which was achieved) and 2011 RSUs, which will vest if the holder is continuously employed by us through the third anniversary of the grant date.
(3)	If the holder retires on or after the second anniversary of grant, then such holder will continue to be considered employed for vesting purposes for Service RSUs, 2011 RSUs and IPO RSUs; however, no portion of the IPO RSUs will become vested following a holder’s retirement if the Chrysler Group IPO does not occur on or before June 10, 2017. For purposes of all restricted stock units, the holder will be treated as having retired upon a termination of employment after reaching age 55 and completing 10 years of service with us or a predecessor company (or after satisfying other applicable retirement criteria). All unvested restricted stock units will become fully vested upon the holder’s death or permanent disability. Unvested restricted stock units as of the date of termination are forfeited. Under the plan terms, payment of the Service RSUs granted in November 2009 and the 2011 RSUs granted in January 2011 was to be on the later of: (i) the calendar year after the year in which vesting occurs; and (ii) when at least 25 percent of our TARP obligations are repaid. Payment of the Service RSUs granted in March 2010 was to be on the later of: (i) the calendar year in which vesting occurs; and (ii) when at least 25 percent of our TARP obligations are repaid. Payment of the IPO RSUs granted in March 2010 was to be on the later of: (i) March 15 of the year following the year in which the IPO RSUs vest and (ii) when 100 percent of our TARP obligations are repaid. Because we are no longer subject to TARP after July 2011, as discussed above, payment will, in each case, occur following vesting pursuant to clause (i) of each of the above vesting descriptions. Payment for vested restricted stock units is made in cash prior to a Chrysler Group IPO, and on and after a Chrysler Group IPO, in cash or shares of our publicly traded stock in our sole discretion. Payment for vested restricted stock units will be made regardless of employment status at the time of the scheduled payment. The number of Chrysler Group Units related to outstanding restricted stock units and deferred phantom shares is subject to adjustment by the Compensation Committee in accordance with the terms of the Restricted Stock Unit Plan and the Deferred Phantom Share Plan.

(4)	The fair value of unvested restricted stock units was $7.63 per Chrysler Group Unit as of December 31, 2011, which is based on the fair value of our membership interests as determined using a discounted cash flow methodology.
(5)	The restricted stock units reported in this column, IPO RSUs, will vest if the holder is continuously employed by us through the later of: (i) the third anniversary of the grant date; and (ii) the date on which a Chrysler Group IPO occurs.

Options Exercised and Stock Vested in 2011

The following table sets forth information about the value realized by each of our named executive officers as a result of the exercise of stock options or upon the vesting of equity awards in 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (1) (#)	Value Realized on Vesting (2) ($)
Sergio Marchionne	—	—	—	—
Richard K. Palmer	—	—	46,087.0	287,500
Holly E. Leese	—	—	44,705.1	278,875
Nancy A. Rae	—	—	33,551.8	209,300
Michael Manley	—	—	37,791.9	235,752

(1)	The number of shares reported in this column represents deferred phantom shares granted to the named executive officer in 2011 under the Deferred Phantom Share Plan and includes the impact of the anti-dilution adjustment made on September 22, 2011, in accordance with the terms of the plan, to adjust the number of deferred phantom shares so as to preserve the economic value of the awards and offset the dilutive effect of changes in Fiat’s ownership interest. For information regarding the ownership changes, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fiat Ownership Interest. Deferred phantom shares are fully vested upon grant and, except for the deferred phantom shares granted to Mr. Marchionne, are paid in three equal installments at the end of the quarter in which the second, third and fourth anniversaries, respectively, of the monthly grant occur. As a result of the early repayment of our TARP obligations, each installment is subject to being paid one year earlier than scheduled. A portion of these payments were made in February 2012. Payments under the Deferred Phantom Share Plan are made in cash and are based on the fair value of our Class A Membership Interests as of the most recently completed valuation at the time of payment and are made regardless of employment status at the time of payment. Under the plan terms, the deferred phantom shares granted to Mr. Marchionne were to be paid on the later of: (i) June 10, 2012, which is the third anniversary of the commencement of Mr. Marchionne’s service as a director; and (ii) the date on which we have no remaining obligations under TARP. For additional information regarding deferred phantom shares held by the named executive officers as of December 31, 2011 under the Deferred Phantom Share Plan, see —Compensation of the Named Executive Officers —Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans.
(2)	The amount reported as value realized upon vesting of deferred phantom share units is calculated by multiplying the fair value per Chrysler Group Unit (as described under the caption —Compensation Discussion and Analysis —Stock Salary in the Form of Deferred Phantom Shares, above) as of the grant date of the award (determined in accordance with the accounting guidance related to stock compensation) by the number of Chrysler Group Units related to the deferred phantom shares awarded. Regardless of the value on the grant/vesting date, the actual value will depend on the fair value of our Class A Membership Interests on a date in the future when the deferred phantom shares are paid.

2011 Pension Benefits

Subject to the satisfaction of age and service requirements, Ms. Leese, Ms. Rae and Mr. Manley are eligible for pension benefits under the Executive Salaried Employees’ Retirement Plan, a contributory tax-qualified defined benefit pension plan and the Supplemental Executive Retirement Plan, a contributory nonqualified defined benefit pension plan, each described below, on the same terms and conditions as offered to other U.S. non-bargaining unit employees hired prior to January 1, 2004.

The benefit under the Executive Salaried Employees’ Retirement Plan is computed as a monthly annuity benefit on a 10-year certain and life basis beginning as early as age 62 equal to:

•	“final average earnings” times 2.25 percent of the executive’s years of contributory service (starting at age 35), up to a maximum of 20 years;

plus

•	“final average earnings” times 2 percent of the executive’s years of contributory service (starting at age 35) in excess of 20 years for the next 8.5 years;

minus

•	50 percent of the age 62 Social Security benefits.

For these purposes, “final average earnings” is defined as the highest average base pay up to the Internal Revenue Service’s covered compensation limit ($245,000 in 2010 and 2011) during any consecutive five years out of the last 15 years of employment.

The pension benefit under the Executive Salaried Employees’ Retirement Plan for an executive whose employment terminates after reaching age 55 but before reaching age 62 is reduced by approximately 6 percent for each year by which the executive’s age at termination is less than age 62. Prior to the 363 Transaction, Mlles. Leese and Rae were party to agreements with Old Carco that provided, in part, that they would each be eligible for unreduced pension benefits under the Executive Salaried Employees’ Retirement Plan and the Supplemental Executive Retirement Plan if their employment terminates after reaching age 55. As part of the 363 Transaction, the portion of those agreements related to the unreduced pension benefits was assumed by us. In order to receive a pension benefit under the Executive Salaried Employees’ Retirement Plan, a participant must attain age 65, or complete 10 years of service and attain age 55, except that death benefits are paid if the participant dies after starting to contribute and disability benefits are paid if the participant becomes disabled after completing five years of contributory service after attaining age 35.

The Supplemental Executive Retirement Plan is a restorative supplemental retirement plan that provides a pension benefit computed using the same formula (including the definition of final average earnings) as the formula under the Executive Salaried Employees’ Retirement Plan except that: (i) base pay is not limited by the Internal Revenue Service’s covered compensation limit ($245,000 in 2010 and 2011); and (ii) the benefit is offset by amounts paid from the Executive Salaried Employees’ Retirement Plan. Each U.S. non-bargaining unit employee is eligible for a benefit under the Supplemental Executive Retirement Plan if his or her covered compensation exceeds the Internal Revenue Service’s covered compensation limit. As a result of the Special Master’s determinations, no additional amounts were permitted to accrue under the Supplemental Executive Retirement Plan for the top 25 most highly compensated employees, including our named executive officers, attributable to salary and years of service during the period under which we were subject to the TARP restrictions.

The amounts reported in the column “Present Value of Accumulated Benefit” represent the benefits that the named executive officers have earned, based on their service and compensation through December 31, 2011, but assuming that he or she retires at age 55 (age 62 for Mr. Manley), the earliest date on which he or she may retire without a reduction in pension benefit. Other than Ms. Leese and Ms. Rae, none of the named executive officers eligible for pension benefits has attained the age necessary to receive an unreduced pension benefit. While a present value is reported in the table, tax-qualified pension benefits are not available as a lump sum and must be taken in the form of an annuity. However, any nonqualified pension benefits due to base pay being limited by the Internal Revenue Service’s covered compensation limit ($245,000 in 2010 and 2011) or due to the limits imposed by Section 415 of the Internal Revenue Code were paid out in a lump sum. We used the same assumptions in computing the amounts reported as we use for financial reporting purposes, including a discount rate of 5.0 percent and mortality according to the 2007 Chrysler Plan Specific Mortality Table for NBU, projected generationally with Scale AA valued in 2012. For a discussion of the actuarial assumptions used to calculate the present values, see Note 17, Employee Retirement and Other Benefits, to our accompanying audited financial statements included in this report.

The following table provides information as of December 31, 2011 with respect to our defined benefit pension plans in which our named executive officers participated.

Name	Plan Name	Number of Credited Service Years (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year (1) ($)
Sergio Marchionne (2)	—	—	—	—

Richard K. Palmer (2)	—	—	—	—

Holly E. Leese	Chrysler Group LLC Executive Salaried Employees’ Retirement Plan	22.92	1,897,801	—
	Chrysler Group LLC Supplemental Executive Retirement Plan	22.92	1,716,213	228,180

Nancy A. Rae	Chrysler Group LLC Executive Salaried Employees’ Retirement Plan	33.50	1,424,380	—
	Chrysler Group LLC Supplemental Executive Retirement Plan	33.50	2,186,393	127,007

Michael Manley	Chrysler Group LLC Executive Salaried Employees’ Retirement Plan	4.58	151,450	—
	Chrysler Group LLC Supplemental Executive Retirement Plan	4.58	33,282	23,638

(1)	The amounts reported in this column reflect the ERISA Excess amounts for 2009 that were not permitted to be paid while we were subject to the TARP Compensation Standards and which therefore were paid after we were no longer subject to such standards in July 21, 2011.
(2)	Messrs. Marchionne and Palmer are not eligible to participate in our defined benefit pension plans. Mr. Palmer is eligible to participate in the Employee Managed Retirement Plan and the Supplemental Managed Retirement Plan. The amount contributed in 2011 by us to the Employee Managed Retirement Plan and the Supplemental Managed Retirement Plan on behalf of Mr. Palmer is reported in the “All Other Compensation” column of the 2011 Summary Compensation Table.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

Our named executive officers (other than Mr. Marchionne) received a portion of their total annual compensation in the form of deferred phantom shares granted under the Deferred Phantom Share Plan tied to the value of our Class A Membership Interests, in the discretion of the Chief Executive Officer of Chrysler Group, subject to approval by the Compensation Committee and the Special Master. Each deferred phantom share represents a Chrysler Group Unit, as described under the caption —Compensation Discussion and Analysis —Compensation Components —Stock Salary in the Form of Deferred Phantom Shares, above. On each monthly payroll date, a specified amount equal to a portion of a named executive officer’s gross cash base salary for the payroll period is converted into a number of deferred phantom shares, which represent the right to receive a future cash payment based on the value of the Chrysler Group Unit, by dividing the specified amount by the then fair value of a Chrysler Group Unit. Payments under the Deferred Phantom Share Plan are made in cash based on the fair value of a Chrysler Group Unit as of the most recently completed valuation at the time payment is made. The final grant of deferred phantom shares was made in December 2011, see Compensation Discussion and Analysis —Changes Impacting Compensation Beginning in 2012. Mr. Palmer participates in the Supplemental Managed Retirement Plan. The Supplemental Managed Retirement Plan is a restorative supplemental retirement plan that provides a contribution to a retirement benefit account computed using the same formula as the formula under the Employee Managed Retirement Plan except that contributions are not limited by the Internal Revenue Service’s covered compensation limit ($245,000 in 2010 and 2011) or annual additions limit ($49,000 in 2010 and 2011). Each U.S. non-bargaining unit employee hired after December 31, 2003 is eligible for a benefit under the Supplemental Managed Retirement Plan if his or her covered compensation exceeds the Internal Revenue Service’s covered compensation limit.

The following table provides information as of December 31, 2011 with respect to our deferred compensation plans in which our named executive officers participated.

Name	Executive Contributions in Last Fiscal Year ($)	Company Contributions in Last Fiscal Year (1) ($)		Aggregate Earnings in Last Fiscal Year (2) ($)	Aggregate Withdrawals/ Distributions (3) ($)	Aggregate Balance at Last Fiscal Year- End (4) ($)
Sergio Marchionne (5)	—	—		937,526	—	3,811,021
Richard K. Palmer	—	304,167	(6)	336,243	—	1,474,385
Holly E. Leese	—	278,875		403,282	—	1,727,501
Nancy A. Rae	—	209,300		360,616	—	1,532,055
Michael Manley	—	235,752		259,905	—	1,131,044

(1)	The amount reported in this column represents deferred phantom shares held by the named executive officer as of December 31, 2011 under the Deferred Phantom Share Plan and, with respect to Mr. Palmer, company contributions to the Supplemental Managed Retirement Plan. All of the deferred phantom share amounts reported in this column are also included in the “Stock Awards” column of the 2011 Summary Compensation Table, in the 2011 Grants of Plan-Based Awards table and in the Option Exercised and Stock Vested in 2011 table. Outstanding grants of restricted stock units under the Restricted Stock Unit Plan are not reported in this table because they are not yet vested. If payment in respect of restricted stock units is deferred beyond the vesting date, such awards will be disclosed in the Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans table at that time.
(2)	The amount reported in this column represents the product of: (i) the number of Chrysler Group Units related to the deferred phantom shares; and (ii) the difference between (x) the fair value of a Chrysler Group Unit on December 31, 2010 or the grant date, whichever is later, and (y) the fair value of a Chrysler Group Unit on December 31, 2011. The fair value of a Chrysler Group Unit is based on the fair value of our Class A Membership Interests. Since there is currently no observable publicly traded price for our membership interests, the calculation of the fair value of our membership interests is determined using a discounted cash flow methodology. Amounts in this column are not included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the 2011 Summary Compensation Table because no such earnings would be considered above market or preferential.
(3)

Deferred phantom shares are fully vested upon grant and, except for the deferred phantom shares granted to Mr. Marchionne, are paid in three equal installments at the end of the quarter in which the second, third and fourth anniversaries, respectively, of the monthly grant occur. As a result of the early repayment of our TARP obligations, each installment is subject to being paid one year earlier than scheduled. A portion of these payments were made in February 2012. Payments under the Deferred Phantom Share Plan are made in cash and are based on the fair value of Chrysler Group’s Class A Membership Interests as of the most recently completed valuation at the time of payment, and are made regardless of employment status at the time of payment. Under the plan terms, the deferred phantom shares granted to Mr. Marchionne were to be paid on the later of: (i) June 10, 2012, which is the third anniversary of the commencement of Mr. Marchionne’s service as a director; and (ii) the date on which we have no remaining obligations under TARP.
(4)	Since we are not required to report compensation information for fiscal years prior to 2010 in the 2011 Summary Compensation Table, no amounts reported in this column were reported above in the Summary Compensation Table.
(5)	On December 23, 2009, the Special Master approved a grant of deferred phantom shares for Mr. Marchionne with an initial value of $600,000 as compensation for his services as a director of the Company from June 2009 through June 2012. Because the grant required an amendment to the Deferred Phantom Share Plan and our LLC Operating Agreement, the grant did not occur until 2010.
(6)	The amount reported on this column for Mr. Palmer includes $287,500 related to the deferred phantom shares as described in note (1) above and $16,667 related to company contributions to the Supplemental Managed Retirement Plan.

Potential Payments upon Termination or Change in Control

The following summaries describe and quantify the potential payments and benefits that we would provide to our named executive officers in connection with termination of employment. In determining amounts payable, we have assumed in all cases that the termination of employment occurred on December 31, 2011. Most of our plans and programs, including the Deferred Phantom Share Plan and the Supplemental Executive Retirement Plan, contain specific provisions detailing how payments are treated upon termination. We are not obligated to provide our named executive officers with any payments or benefits in connection with a change in control.

Severance Policy

As a result of the TARP Compensation Standards, none of the named executive officers nor the next five most highly compensated employees were entitled to receive severance or other “golden parachute payments” as a result of a termination in 2011. Because the named executive officers are no longer subject to the restrictions under the TARP Compensation Standards, they may be eligible for severance benefits under the Termination Allowance Plan.

The Termination Allowance Plan applies to all full-time U.S. based executive employees who have a minimum of three years of continuous service as of the termination date. The plan may pay severance benefits in the event that an employee is indefinitely laid off, forced to retire without retirement benefits or permanently and totally disabled and not eligible for long-term disability benefits. The amount of severance varies based on the employee’s continuous years of service with us and is conditioned on the employee’s execution of a general release of claims. The actual severance benefit for our named executive officers under the Termination Allowance Plan is based on their monthly base salary and determined in accordance with the following schedule:

Continuous Service Before Effective Date of Separation	Number of Months of Continued Base Salary
Less than 3 years of service	0 months
3 but less than 4 years of service	1 month
4 but less than 5 years of service	2 months
5 but less than 10 years of service	3 months
10 but less than 15 years of service	6 months
15 but less than 20 years of service	9 months
20 or more years of service	12 months

The maximum amount of severance for the named executive officers under the Termination Allowance Plan is 12 months of base salary. The severance benefit is paid in cash in monthly installments equal to the base monthly salary.

Vesting of Restricted Stock Units

Our named executive officers receive long-term incentives in the form of restricted stock units. For restricted stock units granted in November 2009 and March 2010, a restricted stock unit holder will vest in 25 percent of the Chrysler Group Units related to the award, referred to as the Service RSUs, if the holder is continuously employed by us through the third anniversary of the grant date and the Modified EBITDA target threshold for 2010 of $2.5 billion is achieved (which was achieved) and 75 percent of the Chrysler Group Units related to the award, referred to as the IPO RSUs, will vest if the holder is continuously employed by us through the later of: (i) the third anniversary of the grant date; and (ii) the date on which a Chrysler Group IPO occurs. For restricted stock units granted in January 2011, referred to as the 2011 RSUs, a restricted stock unit holder will vest in the Chrysler Group Units related to the award if the holder is continuously employed by us through the third anniversary of the grant date. If the holder retires on or after the second anniversary of grant, then such holder will continue to be considered employed for vesting purposes for Service RSUs, 2011 RSUs and IPO RSUs; however, no portion of the IPO RSUs will become vested following a holder’s retirement if the Chrysler Group IPO does not occur on or before June 10, 2017. For purposes of all restricted stock units, the holder will be treated as having retired upon a termination of employment after reaching age 55 and completing 10 years of service with Chrysler Group or a predecessor company (or after satisfying other applicable retirement criteria). All unvested restricted stock units will become fully vested upon the holder’s death or permanent disability. Unvested restricted stock units as of the date of termination are forfeited.

Under the plan terms, payment of the Service RSUs granted in November 2009 and the 2011 RSUs granted in January 2011 was to be on the later of: (i) the calendar year after the year in which vesting occurs; and (ii) when at least 25 percent of our TARP obligations are repaid. Payment of the Service RSUs granted in March 2010 was to be on the later of: (i) the calendar year in which vesting occurs; and (ii) when at least 25 percent of our TARP obligations are repaid. Payment of the IPO RSUs granted in either November 2009 or March 2010 was to be on the later of: (i) March 15 of the year following the year in which the IPO RSUs vest; and (ii) when 100 percent of our TARP obligations are repaid. Because we are no longer subject to TARP after July 2011, as discussed above, payment will, in each case, occur following vesting pursuant to clause (i) of each of the above vesting descriptions.

Payment for vested restricted stock units is made in cash prior to a Chrysler Group IPO, and on and after a Chrysler Group IPO, in cash or shares of our publicly traded stock in our sole discretion. Payment for vested restricted stock units will be made regardless of employment status at the time of the scheduled payment.

Estimated Potential Termination Payments and Benefits

The following table provides the estimated value of the payments and benefits that we would provide to our named executive officers in connection with termination of employment. In determining amounts payable, we have assumed in all cases that the termination of employment occurred on December 31, 2011 and that fair value of the Chrysler Group Units was $7.63. The actual value that would be recognized by a named executive officer with respect to his or her restricted stock units can only be determined at the time of payment and could be affected by changes to the fair value of our Class A Membership Interests following termination of employment. Due to the number of factors that affect the nature and amounts of any benefits provided upon the events described below, any actual amounts paid or distributed may be higher or lower than reported below. In addition, in connection with any actual termination of employment, we may determine to enter into one or more agreements or to establish arrangements providing additional benefits or amounts, or altering the terms of benefits described above.

Name	Severance (1) ($)	Unvested Restricted Stock Units (2) ($)	Total ($)
Sergio Marchionne	—	—	—
Richard K. Palmer
Termination	—	—	—
Retirement	—	—	—
Death	—	1,565,672	1,565,672
Disability	—	1,565,672	1,565,672
Holly E. Leese
Termination	485,004	—	485,004
Retirement	—	679,644	679,644
Death	—	1,398,005	1,398,005
Disability	—	1,398,005	1,398,005
Nancy A. Rae
Termination	455,004	—	455,004
Retirement	—	647,886	647,886
Death	—	1,314,098	1,314,098
Disability	—	1,314,098	1,314,098
Michael Manley
Termination	205,002	—	205,002
Retirement	—	—	—
Death	—	1,046,148	1,046,148
Disability	—	1,046,148	1,046,148

(1)	Now that we are no longer subject to TARP restrictions, the named executive officers are eligible to receive severance payments under the Termination Allowance Plan based upon the date of service at the time of termination. This column represents the maximum potential payout for each of the named executive officers.
(2)	The amounts reported in this column represent the total fair value on December 31, 2011 of the Chrysler Group Units related to the restricted stock units that would vest upon a named executive officer’s retirement, death or disability based on a fair value of the Chrysler Group Units of $7.63. On September 22, 2011, in accordance with the terms of the plan, the number of restricted stock units was adjusted to preserve the economic value of the awards and offset the dilutive effect of changes in Fiat’s ownership interest. This column includes that adjustment. For information regarding the ownership changes, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Fiat Ownership Interest. Because deferred phantom shares are fully vested upon grant and paid at the time of the scheduled payment, no additional value would be recognized by the named executive officer solely as a result of their termination of employment.

Risk Considerations in our Compensation Program

Our Compensation Committee is responsible for ensuring that our compensation programs are consistent with our safety and soundness, including reviewing the relationship between our risk management policies and practices and the executive compensation arrangements. As was required by the TARP Compensation Standards, our senior risk officer, Mr. Palmer, reviewed with the Compensation Committee all compensation programs, including the compensation arrangements for our named executive officers, to ensure that the programs and arrangements did not create incentives that encourage employees to take unnecessary or excessive risks that could threaten our value. We believe that the mix and design of the elements of our employee compensation policies and practices do not motivate imprudent risk taking. Consequently, we are satisfied that any potential risks arising from our employee compensation policies and practices are not reasonably likely to have a material adverse effect on us.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2011, Stephen M. Wolf served as the Chairman, and James J. Blanchard, C. Robert Kidder, Scott M. Stuart and Léo Houle served as members, of our Compensation Committee. Messrs. Kidder and Stuart’s service on the Compensation Committee ended when they resigned from the Board of Directors in September 2011. Mr. Houle began serving on the Compensation Committee when he joined the Board of Directors in September 2011. No member of the Compensation Committee is or has been an officer or employee of Chrysler Group at any time or had any relationship with Chrysler Group requiring disclosure as a related-party transaction. During the fiscal year ended December 31, 2011, none of our executive officers served as a member of the board of directors or compensation committee (or other board committee serving an equivalent function) of any unrelated entity that had one or more of its executive officers serving on our Board or Compensation Committee (or other board committee serving an equivalent function).

Director Compensation

Since our formation, our directors have received the majority of their fees in the form of restricted stock units. We believe that a substantial portion of our directors’ compensation should be in the form of equity-based awards so as to align the interests of our directors with our objectives to achieve long-term growth and appreciation in value for the benefit of our stakeholders. In addition, when we established the directors’ compensation structure, we heavily weighted the mix of compensation in favor of equity-based awards to preserve cash for our operations.

Pursuant to the Chrysler Group LLC 2009 Directors’ Stock Unit Plan, or the Directors’ Plan, restricted stock units were awarded to the original members of our Board of Directors in September 2009, and, at the Compensation Committee’s direction, on a pro-rata basis to Messrs. Houle and Lanaway in September 2011. Once granted, the restricted stock units vest in one-third increments on June 10th of each year, except that vesting for Messrs. Houle and Lanaway will occur entirely on June 10, 2012. Vesting is accelerated upon death or permanent disability, and all unvested awards are forfeited upon cessation of service from the Board of Directors. An amount equal to the fair value of the Chrysler Group Units underlying any vested restricted stock units held by a director will be paid within 60 days following the date on which the director ceases to serve as a director. Payment of vested restricted stock units will be made in cash prior to a Chrysler Group IPO and, on and after a Chrysler Group IPO, in cash or shares of our publicly traded stock in our sole discretion. The number of Chrysler Group Units related to outstanding restricted stock units is subject to adjustment by the Compensation Committee in accordance with the terms of the 2009 Directors’ Plan.

Director Summary Compensation Table

The following table summarizes the total compensation paid by us to our non-employee directors for services rendered during the year ended December 31, 2011.

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	All Other Compensation (3) ($)	Total ($)
Alfredo Altavilla	—	—	1,150	1,150
Governor James J. Blanchard	—	—	1,150	1,150
George F.J. Gosbee (4)	—	—	1,150	1,150
Léo Houle (5)	—	154,432	—	154,432
C. Robert Kidder (4)	75,000	—	1,150	76,150
John B. Lanaway (5)	—	154,432	96	154,528
Douglas Steenland	20,000	—	1,150	21,150
Scott M. Stuart (4)	5,000	—	1,150	6,150
Ronald L. Thompson	8,264	—	1,150	9,414
Stephen M. Wolf	10,000	—	1,150	11,150

(1)	Our non-employee directors did not earn or receive an annual retainer fee in 2011 for their service as directors, other than our former Chairman, Mr. Kidder, and our Lead Director, Mr. Thompson. Each non-employee committee chair was entitled to an annual retainer, the amount of which differed depending upon the committee, as follows: Audit Committee, $20,000 (Mr. Steenland); Compensation Committee, $10,000 (Mr. Wolf); and Finance Committee, $10,000 (Mr. Stuart). The amounts shown in this column for Messrs. Kidder and Stuart represent the cash payment for their retainer fees, on a pro-rata basis, for their service through September 2011.
(2)	The table below shows the aggregate number of restricted stock units outstanding for each non-employee director as of December 31, 2011:

Name	Aggregate Number of Restricted Stock Units at Last Fiscal Year-End (a) (#)
Alfredo Altavilla	499,478.5
Governor James J. Blanchard	499,478.5
George F.J. Gosbee (4)	—
Léo Houle	25,070.0
C. Robert Kidder (4)	—
John B. Lanaway	25,070.0
Douglas Steenland	499,478.5
Scott M. Stuart (4)	—
Ronald L. Thompson	499,478.5
Stephen M. Wolf	499,478.5

(a)

In late 2009, Messrs. Altavilla, Steenland, Thompson and Wolf and Governor Blanchard received a grant of restricted stock units under the 2009 Directors’ Plan with an initial value of $600,000 for their service as directors of the Company from June 2009 through June 2012. On September 22, 2011, in accordance with the terms of the plan, the number of restricted stock units they had received was adjusted to preserve the economic value of the awards and offset the dilutive effect of changes in Fiat’s ownership interest. For information regarding the ownership changes, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Fiat

Ownership Interest. In September 2011, Messrs. Houle and Lanaway received a grant of restricted stock units under the 2009 Directors’ Restricted Stock Unit Plan with an initial value of $154,432 for their service as directors of the Company from September 2011 through June 2012.
(3)	The amounts reported in this column represent the incremental cost to us for the Company furnished vehicle provided to our non-employee directors while serving as an active member of the Board. We calculate the incremental cost of providing the Company vehicles by comparing the cost of production against the value received upon the disposal of the vehicle plus the cost of maintenance and repair, insurance, licensing and registration fees. Directors are taxed on the imputed income attributed to personal use of Company vehicles and do not receive tax assistance from us. The amounts reported in this column do not include amounts paid to Messrs. Kidder, Gosbee and Stuart for their vested restricted stock units upon their resignation from the Board of Directors in accordance with the terms of the Directors’ Plan.
(4)	Resigned from the Board of Directors in September 2011.
(5)	Joined the Board of Directors in September 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information is provided in Item 11 of this 10-K.

The following table sets forth information as of March 6, 2012, regarding the beneficial ownership of our Class A and Class B Membership Interests for: (i) each person known by us to beneficially own either class of our membership interests; (ii) each director; (iii) each of our named executive officers; and (iv) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes having voting and/or investment power with respect to the securities. Each of the persons and entities named in the table below have sole voting and sole investment power with respect to the membership interests set forth opposite each person’s or entity’s name.

As of March 6, 2012, there were 1,061,225 Class A Membership Interests and 200,000 Class B Membership Interests authorized, issued and outstanding. Unless otherwise indicated, the address for each of the individuals listed in the table is c/o Chrysler Group LLC, 1000 Chrysler Drive, Auburn Hills, Michigan, 48326.

	Class A Membership Interests		Class B Membership Interests		Aggregate Percent of Combined Voting Power
Name and Address of Beneficial Owner	Number of Membership Interests	Percent of Class	Number of Membership Interests	Percent of Class
UAW Retiree Medical Benefits Trust (1)(2) P.O. Box 14309 Detroit, Michigan 48214	676,924	63.8%	—	—	41.5%
Fiat North America LLC (2) Via Nizza n. 250 10125 Torino, Italy	384,301	36.2%	200,000	100%	58.5%

Directors and Named Executive Officers:

Alfredo Altavilla	—	—	—	—	—
Governor James J. Blanchard	—	—	—	—	—
Léo W. Houle	—	—	—	—	—
John B. Lanaway	—	—	—	—	—
Douglas M. Steenland	—	—	—	—	—
Ronald L. Thompson	—	—	—	—	—
Stephen M. Wolf	—	—	—	—	—
Sergio Marchionne	—	—	—	—	—
Richard K. Palmer	—	—	—	—	—
Holly E. Leese	—	—	—	—	—
Nancy A. Rae	—	—	—	—	—
Michael Manley	—	—	—	—	—
Directors and Executive Officers as a group, including those named above (12 persons)	—	—	—	—	—

(1)

Includes 54,153.92 Class A Membership Interests held by UAW VEBA Holdco CH-00, LLC, 54,153.92 Class A Membership Interests held by UAW VEBA Holdco CH-01, LLC, 54,153.92 Class A Membership Interests held by UAW VEBA Holdco CH-02, LLC, 54,153.92 Class A Membership Interests held by UAW VEBA Holdco CH-03, LLC, 54,153.92 Class A Membership Interests held by UAW VEBA Holdco CH-04,

LLC, 54,153.92 Class A Membership Interests held by UAW VEBA Holdco CH-05, LLC, 54,153.92 Class A Membership Interests held by UAW VEBA Holdco CH-06, LLC, 54,153.92 Class A Membership Interests held by UAW VEBA Holdco CH-07, LLC, 54,153.92 Class A Membership Interests held by UAW VEBA Holdco CH-08, LLC, 54,153.92 Class A Membership Interests held by UAW VEBA Holdco CH-09, LLC, 54,153.92 Class A Membership Interests held by UAW VEBA Holdco CH-10, LLC, 54,153.92 Class A Membership Interests held by UAW VEBA Holdco CH-11, LLC, and 27,076.96 Class A Membership Interests held by UAW VEBA Holdco CH-12, LLC.
(2)	Fiat’s 200,000 Class B Membership Interests currently represent 35 percent of the ownership interest in us, and together with its Class A Membership Interests, Fiat currently has a 58.5 percent ownership interest in us on a fully diluted basis.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Fiat

On April 30, 2009, we entered into a master transaction agreement with Fiat and Old Carco under which we agreed to purchase the principal operating assets of Old Carco and its principal domestic subsidiaries, to assume certain of their liabilities, and to purchase the equity of Old Carco’s principal foreign subsidiaries. On June 10, 2009, we completed the 363 Transaction contemplated by the master transaction agreement following bankruptcy court approval in connection with Old Carco’s bankruptcy proceeding. In connection with the closing of the 363 Transaction, we issued Class B Membership Interests to an affiliate of Fiat, Fiat North America LLC. Fiat North America LLC now holds all of our Class B Membership Interests as well as a portion of our Class A Membership Interests, which collectively represent a 58.5 percent ownership interest in us. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Fiat Ownership Interest for additional information. We also entered into the master industrial agreement and related ancillary agreements described below with Fiat and certain of its affiliates in accordance with the terms of the master transaction agreement.

Our alliance with Fiat is comprised of various commercial arrangements relating primarily to the development, manufacture and distribution of vehicles, and the development and manufacture of powertrains. The terms and conditions governing the Fiat alliance are set forth in the master industrial agreement and ancillary agreements entered into pursuant to the master industrial agreement, which provides for:

•

Technology and Product Sharing —We have access to certain of Fiat’s platforms, vehicles, products and technology. These include: (i) Fiat’s mini, small, and compact vehicle platforms; and (ii) specified vehicle models, engines, engine technologies, transmissions, and related technology for production within North America and for distribution within North America and other agreed markets, including the Fiat 500 vehicle model. We are currently manufacturing the Fiat 500 vehicle in our Toluca, Mexico plant. The Fiat 500 includes the Fiat 1.4L FIRE engine, manufactured in our Dundee, Michigan plant, as well as transmissions purchased from Fiat.

In addition, we are cooperating on: (i) engineering and development activities, such as those related to the CUSW platform utilized for the new Dodge Dart, as described under Item 1. Business —Alliance with Fiat and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Progress on our Strategic Business Plan in 2011; (ii) manufacturing activities, such as implementation of WCM processes utilized by Fiat in our manufacturing plants; and (iii) the manufacture, assembly, or sale of built-up vehicles, engines, transmissions, components, or other products. We have both also committed to identifying further possible product portfolio sharing and, to that end, we recently licensed certain vehicle technology to Fiat for a vehicle to be built in China by a Fiat joint venture.

•

Distribution —We have established: (i) Fiat’s role in the distribution of our vehicles and service parts in Europe and other specified markets outside of North America, including the appointment of Fiat as the general distributor and importer in those markets, directly or indirectly, and of wholesale and retail financing for our vehicles in certain markets outside of North America; (ii) our role as the exclusive distributor and importer of Fiat and Alfa Romeo brand vehicles and service parts within North America, (iii) the right of first refusal to distribute Lancia brand vehicles within North America; and (iv) implementation of distribution strategies.

We began implementing our distribution strategy for non-North American markets in 2010. Fiat initially assumed the management of our distribution and sales operations in select European countries in 2010, and in June 2011, Fiat became our general distributor for Europe selling our products through a network of newly appointed dealers. In connection with this transition, we also sold certain assets of 15 of our international distribution centers in Europe to Fiat. In January 2012, we began distributing Fiat vehicles through our international distribution center in Russia, and we are finalizing a similar arrangement for the distribution of Fiat vehicles in Australia and New Zealand, beginning in mid-2012. In addition, financial services affiliates of Fiat are providing financing to our dealers and their customers in China, Argentina and Brazil.

We began selling the Fiat 500 in the U.S. and Canada in March 2011 through a network of newly appointed dealers, and we are also selling some of the Fiat 500 vehicles we produce in Mexico to Fiat for distribution outside of North America. In addition, we began distributing Fiat and Fiat Professional (light-duty commercial) brand vehicles and service parts in Mexico in October 2010. We also began distributing Alfa Romeo brand vehicles and service parts in Mexico in 2011, which we also plan to reintroduce in the U.S. and Canada.

•

Procurement —We are integrating our procurement activities with Fiat’s procurement operations, including: (i) the establishment of joint purchasing programs designed to yield preferred pricing and logistics terms, particularly with respect to shared parts and components and common suppliers; and (ii) the restructuring of our procurement activities and integration with Fiat’s procurement operations.

•

Information and Communication Technology —We and Fiat are coordinating our respective information and communication technologies. Ongoing efforts include: (i) identification of ways to reduce the costs of such technologies and generate other benefits; (ii) prioritization of systems, applications and infrastructure initiatives based on our business plan targets; (iii) implementation of common technology solutions in various functional areas, including upgraded engineering product lifecycle management and computer-aided design tools, and adoption of the SAP system currently used by Fiat to replace our finance, procurement, and capital project and investment management systems; (iv) deployment of emerging communication, collaboration and server network technologies; and (v) transition of our business process systems outside North America to Fiat’s systems.

Fiat may terminate the master industrial agreement and all of the ancillary agreements on 120 days’ prior written notice at any time. Upon such termination: (i) each party must continue to distribute, if requested, the other party’s vehicles and service parts for two years on the same terms and conditions as in effect immediately prior to termination, and to cooperate for up to an additional six months to facilitate transition of distribution services; (ii) Fiat must continue to make available to Chrysler Group for thirty-six months the technology rights and other items available under the agreements on the same terms in effect on the date of termination, and thereafter until the end of production on the same terms but at commercially reasonable royalty rates; and (iii) Chrysler Group must continue to make available to Fiat for thirty-six months, or if longer, until the end of production, the technology and other items available under the agreements on the same terms as in effect on the date of termination but at commercially reasonable royalty rates.

In addition, either we or Fiat may terminate the master industrial agreement and all of the ancillary agreements if the other party either commits a breach that is material, considering all ancillary agreements taken as a whole, or in the event of certain bankruptcy, liquidation or reorganization proceedings. Upon a termination for breach or bankruptcy events, the terminating party will be entitled to receive continued distribution services and technology rights and other items from the other party as noted above.

Other Transactions

We have also entered into the following transactions with Fiat or its affiliates:

•

In March 2010, we entered into a multi-year agreement with an affiliate of Fiat to provide it with service parts distribution services in North America, on a per-service fee basis. We received approximately $1.1 million for such services during the year ended December 31, 2011.

•

In October 2010, we entered into a non-binding memorandum of understanding with an affiliate of Fiat to license certain technology, and to provide certain products and engineering services. In January 2011, we entered into a definitive technology license agreement pursuant to which the Fiat affiliate will pay us a one-time license fee of $37 million. Pending completion of a definitive engineering services agreement, we have begun to provide engineering services. For the year ended December 31, 2011, we have received approximately $13.9 million for these services, of which approximately $4.4 million was owed to Fiat Powertrain Technologies, S.p.A. for subcontracted services. We will continue to receive payments on a per-services fee basis. The parties are currently negotiating a definitive agreement for Chrysler to supply components to this Fiat affiliate.

•

In August 2010, we entered into a multi-year agreement with a Fiat affiliate that is providing various administrative services to support our operations in Australia. We paid approximately $683,000 for these services in 2011, which included a three-year prepayment of $380,000.

•

In January 2011, we entered into a multi-year agreement with Fiat to provide our services diagnostic tools to Fiat for use in its dealerships and authorized repair facilities. As part of this agreement, we will supply tools to Fiat and perform software development services, and we will also provide ongoing maintenance services. We invoice Fiat on a periodic basis for tools and services rendered. For the year ended December 31, 2011, we have received approximately $18 million for these services.

•

In May 2011, we entered into a five-year agreement with a Fiat affiliate to provide us with service parts for certain competitive brand vehicles that we will sell through retail and wholesale channels. Our total purchases under this agreement were $5 million for the year ended December 31, 2011.

•

We have entered into a multi-year agreement with a joint venture affiliate of Fiat in China, pursuant to which we will sell Fiat Freemont vehicles and service parts that we manufacture for distribution through Fiat’s dealer network in China. We anticipate retail launch in China in early 2012.

From time to time, we also purchase or sell goods and services from or to Fiat affiliates in the ordinary course through competitive bids or directed sourcing, when applicable.

In total, our transactions with Fiat for the year ended December 31, 2011, included $2,162 million of goods and services Fiat purchased from us, and $800 million of goods and services we purchased from Fiat. In addition, during the year ended December 31, 2011, we recognized reimbursements due from Fiat of $78 million and recognized reimbursements due to Fiat of $25 million for costs related to shared engineering and development activities performed under the product and platform sharing agreement that is part of our industrial alliance.

Mr. Marchionne is the Chief Executive Officer of Fiat and Chairman or Chief Executive Officer of several significant business units within Fiat and Fiat Industrial. His compensation from Fiat is publicly disclosed in Fiat’s annual report.

Mr. Palmer served as Chief Financial Officer of Fiat Group Automobiles until becoming our Chief Financial Officer in 2009. In September 2011, Mr. Palmer was given the additional role of Chief Financial Officer of Fiat.

Mr. Alessandro Gili, formerly Head of Accounting for Fiat Group Automobiles, became our Corporate Controller and Chief Accounting Officer in June 2011. In October 2011, Mr. Gili took on additional responsibilities to lead the development of common processes and procedures for the finance organizations of Fiat and Chrysler Group.

Fiat has responsibility for any repatriation costs if certain former Fiat employees, including Mr. Gili, were to return to Italy. Fiat also has continued to make employer contributions on behalf of Mr. Palmer as well as Mr. Gili, and other former Fiat employees to the Italian social security system and with respect to certain Italian pension and health arrangements.

In September 2011, Fiat formed the GEC, to oversee and enhance the operational integration of all Fiat affiliates, including Chrysler Group. Members of the GEC include Messrs. Marchionne, Palmer and Manley, as well as other Fiat and Chrysler executives. Nevertheless, the two companies remain distinct legal entities with separate governance. The GEC cannot contractually bind Chrysler Group, and recommendations made by the GEC to Chrysler Group, including transactions with Fiat companies, are subject to Chrysler Group’s governance procedures. Refer to Item 10. Directors, Executive Officers and Corporate Governance —Corporate Governance for additional information.

Policies and Processes for Transactions Involving Related Parties

As to agreements we have with or for the benefit of our affiliates, our LLC Operating Agreement provides that transactions involving aggregate payments in excess of $25 million must be approved by a majority of the disinterested members of our Board. If there are no disinterested directors, our Board must obtain the favorable opinion of an independent expert as to the fairness of the transaction. We have a separate written policy that further delineates this process for transactions with Fiat and its affiliates, which requires that negotiation of every Company transaction with a Fiat affiliate, regardless of type or financial value, must involve an officer without employment or significant management ties to a Fiat affiliate, as well as representatives from our Business Development team and our Office of the General Counsel. Once negotiated, transactions over $25 million are elevated by our Business Development team to the Audit Committee to perform an in-depth review before recommending approval to the disinterested directors of the full Board. Otherwise, any ordinary course purchase order transaction with a Fiat affiliate involving a value in excess of $25 million is brought to the disinterested directors by our Global Purchasing team. Also, certain categories of transactions contemplated by the master industrial agreement may be pre-approved by the disinterested directors. Our management team also reports regularly to our Board regarding the status of our principal agreements and financial exchanges with Fiat.

We also have a written policy that governs related party transactions not involving Fiat and its affiliates, in which our Board has delegated to the Audit Committee the authority to review and approve any transaction involving us and any of our executive officers, directors, director nominees, or any beneficial owner of five percent or more of our equity. Transactions between the Company and immediate family members of any of the above parties are also subject to this process. In its review, the Audit Committee must consider each such transaction and determine whether it is in the best interests of the Company, whether comparable commercial terms could be obtained in an arms’ length transaction with an unrelated party, whether such an agreement would trigger a default under the Company’s financing agreements and whether required internal approvals were obtained.

Our compliance with both these related party policies is audited, and the results of those audits are periodically communicated to our Audit Committee.

In addition to our related party transactions policies, we have a written conflict of interest policy and related procedure applicable to our officers and employees and their spouses and minor children that prohibit them from having personal interests in transactions which conflict with our interests, or which might influence the judgment or actions of our officers and employees in performing their duties. A management committee, the Business Practices Committee, interprets the policy, issues advisories, and reports periodically to the Audit Committee of our Board with respect to noncompliance or waivers.

Director Independence

Now that Fiat holds a majority interest in us, our LLC Operating Agreement requires that our Board must include at least three independent directors. Our LLC Operating Agreement further requires that to be independent, a director must be independent of the Company and, if applicable, the party appointing such director. A director’s independence is determined by reference to the list of enumerated relationships precluding independence under the listing rules of the New York Stock Exchange.

Messrs. Altavilla and Marchionne are employed by Fiat and do not qualify as independent directors under the New York Stock Exchange standards. The Board has determined that all of its other members, Messrs. Houle, Lanaway, Steenland, Thompson and Wolf, and Governor Blanchard, qualify as independent directors under those standards.

Item 14.	Principal Accounting Fees and Services

The Audit Committee retained Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, Deloitte & Touche) to audit our consolidated financial statements for the years ended December 31, 2011 and 2010. We also retained Deloitte & Touche, as well as other accounting and consulting firms, to provide various other services in 2011 and 2010.

The aggregate fees billed to us for professional services performed by Deloitte & Touche were as follows (in millions of dollars):

	2011	2010
Audit fees (1)	$12	$11
Audit-related fees (2)	2	1
Tax fees (3)	1	1
All other fees (4)	—	—

Total	$15	$13

(1)	Audit fees include fees for the audit of our annual Consolidated Financial Statements, reviews of interim financial statements included in our Quarterly Reports on Form 10-Q and audits and reviews of statutory and regulatory filings.
(2)	Audit-related fees include fees for assurance and related services which include services related to employee benefit plan audits, internal control consultations, issuance of consents and consultation concerning financial accounting and reporting standards.
(3)	Tax fees include fees for services performed for tax compliance, planning and advice. Tax planning and advice also include assistance with tax audits, appeals and tax advice related to specific transactions.
(4)	We did not engage Deloitte & Touche for any other significant services for the years ended December 31, 2011 and 2010.

The services performed by Deloitte & Touche during the years ended December 31, 2011 and 2010, were preapproved in accordance with the pre-approval policy and procedures established by the Audit Committee. This policy requires the independent registered public accounting firm to present the proposed audit services and related fees to the Audit Committee for approval prior to the commencement of the services. Amounts exceeding the initially approved audit fees, or audit services not initially contemplated or considered during the initial approval, must be separately approved by the Audit Committee.

The Audit Committee must also preapprove all audit-related services, tax services, and all other services that are proposed to be provided by the independent registered public accounting firm. Similar to audit services, management and the independent registered public accounting firm annually present the proposed services and related fees to the Audit Committee for approval prior to the commencement of services. The Audit Committee’s approval of the services and fees form the basis for an annual limit on such fees. The Audit Committee periodically reviews the spending against these limits. Services that were not initially contemplated or considered during the initial approval must be separately approved by the Audit Committee.

The Audit Committee determined that all services provided by Deloitte & Touche during the years ended December 31, 2011 and 2010, were compatible with maintaining their independence as principal accountants.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of Chrysler Group LLC’s 2011 Form 10-K Report

(1)	Financial Statements:

(i)	Chrysler Group LLC and Consolidated Subsidiaries’ consolidated financial statements:

Page(s)
- Report of Independent Registered Public Accounting Firm	110

- Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and for the period from June 10, 2009 to December 31, 2009	111

- Consolidated Statements of Comprehensive Loss for the years ended December 31, 2011 and 2010 and for the period from June 10, 2009 to December 31, 2009	112

- Consolidated Balance Sheets as of December 31, 2011 and 2010	113

- Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the period from June 10, 2009 to December 31, 2009	114

- Consolidated Statements of Members’ Deficit for the years ended December 31, 2011 and 2010 and for the period from June 10, 2009 to December 31, 2009	116

- Notes to Consolidated Financial Statements	117-193

(ii)	Old Carco LLC (f/k/a Chrysler LLC) and Consolidated Subsidiaries’ (Debtors-in-Possession) consolidated financial statements:

Page(s)
- Report of Independent Registered Public Accounting Firm	194

- Consolidated Statement of Operations for the period from January 1, 2009 to June 9, 2009	195

- Consolidated Statement of Cash Flows for the period from January 1, 2009 to June 9, 2009	196

- Consolidated Statement of Member’s Deficit for the period from January 1, 2009 to June 9, 2009	198

- Notes to Consolidated Financial Statements	199-249

(2)	Financial Statement Schedules:

Page(s)
(i) Chrysler Group LLC and Consolidated Subsidiaries’ Financial Statement Schedule II – Valuation and Qualifying Accounts for the year ended December 31, 2011 and 2010 and for the period from June 10, 2009 to December 31, 2009	306

(ii) Old Carco LLC (f/k/a Chrysler LLC) and Consolidated Subsidiaries’ (Debtors-in-Possession) Financial Statement Schedule II – Valuation and Qualifying Accounts for the period from January 1, 2009 to June 9, 2009	307

All other schedules have been omitted because the required information is not applicable or is included in the accompanying audited consolidated financial statements and notes thereto.

(b)	Exhibits

Exhibit Number	Description of Documents

2.1	Master Transaction Agreement, dated as of April 30, 2009, among Fiat S.p.A., Chrysler Group LLC, Old Carco LLC and the other subsidiaries of Old Carco LLC identified therein (incorporated by reference to Exhibit 2.1 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

2.2	First Amendment, dated as of May 31, 2009, to the Master Transaction Agreement, dated as of April 30, 2009, among Fiat S.p.A., Chrysler Group LLC, Old Carco LLC and the other subsidiaries of Old Carco LLC identified therein (incorporated by reference to Exhibit 2.2 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

2.3	Second Amendment, dated as of June 5, 2009, to the Master Transaction Agreement, dated as of April 30, 2009, among Fiat S.p.A., Chrysler Group LLC, Old Carco LLC and the other subsidiaries of Old Carco LLC identified therein (incorporated by reference to Exhibit 2.3 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

2.4	Third Amendment, dated as of June 10, 2009, to the Master Transaction Agreement, dated as of April 30, 2009, among Fiat S.p.A., Chrysler Group LLC, Old Carco LLC and the other subsidiaries of Old Carco LLC identified therein (incorporated by reference to Exhibit 2.4 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

2.5	Fourth Amendment, dated as of October 29, 2009, to the Master Transaction Agreement, dated as of April 30, 2009, among Fiat S.p.A., Chrysler Group LLC, Old Carco LLC and the other subsidiaries of Old Carco LLC identified therein (incorporated by reference to Exhibit 2.5 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

3.1	Certificate of Formation of Chrysler Group LLC, as amended (incorporated by reference to Exhibit 3.1 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)

3.2

Amended and Restated Limited Liability Company Operating Agreement of Chrysler Group LLC, dated as of June 10, 2009 (incorporated by reference to Exhibit 3.2 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)

3.3	First Amendment to the Amended and Restated Limited Liability Company Operating Agreement of Chrysler Group LLC, dated as of August 7, 2009 (incorporated by reference to Exhibit 3.3 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)

3.4	Second Amendment to the Amended and Restated Limited Liability Company Operating Agreement of Chrysler Group LLC, dated as of January 29, 2010 (incorporated by reference to Exhibit 3.4 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)

Exhibit Number	Description of Documents

3.5	Third Amendment to the Amended and Restated Limited Liability Company Operating Agreement of Chrysler Group LLC, dated as of April 5, 2011 (incorporated by reference to Exhibit 3.5 of Amendment No. 3 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on April 25, 2011, File No. 000-54282)

3.6	Third Amended and Restated Limited Liability Company Operating Agreement of Chrysler Group LLC, dated as of February 24, 2012

4.1	Indenture, dated as of June 10, 2009, between Chrysler Group LLC, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

4.2	First Supplemental Indenture, dated as of March 9, 2010, to the Indenture, dated as of June 10, 2009, between Chrysler Group LLC, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

4.3	Registration Rights Agreement, dated as of June 10, 2009 by and between Chrysler Group LLC and UAW Retiree Medical Benefits Trust (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

4.4	Indenture, relating to the Notes, dated as of May 24, 2011, among the Company, the Co-Issuer, the guarantors named on the signature pages thereto and Wilmington Trust FSB, as trustee and Citibank, N.A., as collateral agent, paying agent, registrar and authenticating agent (incorporated by reference to Exhibit 4.2 of Chrysler Group LLC’s Current Report on Form 8-K, filed with the SEC on May 24, 2011, File No. 000-54282)

4.5	Registration Rights Agreement, dated as of May 24, 2011, among the Company, the Co-Issuer, the guarantors named on the signature pages thereto, Merrill Lynch, Pierce, Fenner & Smith Inc., Goldman, Sachs & Co., Citigroup Global Markets Inc. and Morgan Stanley & Co. Inc. (incorporated by reference to Exhibit 4.3 of Chrysler Group LLC’s Current Report on Form 8-K, filed with the SEC on May 24, 2011, File No. 000-54282)

10.1	Senior Credit Agreement, dated as of May 24, 2011, among the Company, the guarantors named on the signature pages thereto, the lenders named therein, and Citibank, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 4.1 of Chrysler Group LLC’s Current Report on Form 8-K, filed with the SEC on May 24, 2011, File No. 000-54282)

10.2	Master Industrial Agreement, dated as of June 10, 2009, by and among Fiat Group Automobiles S.p.A., Fiat Powertrain Technologies S.p.A, Fiat North America LLC and Chrysler Group LLC (incorporated by reference to Exhibit 10.19 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

10.3	Shareholders Agreement, dated as of June 10, 2009, by and among Fiat North America LLC, The U.S. Department Of The Treasury, 7169931 Canada Inc., the UAW Retiree Medical Benefits Trust (VEBA), the VEBA holding companies identified therein and Chrysler Group LLC (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

Exhibit Number	Description of Documents

10.4	Assignment and Assumption and Consent Agreement, dated as of June 10, 2009, by and among UAW Retiree Medical Benefits Trust and Chrysler Group LLC (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

10.5	UAW Retiree Settlement Agreement, dated June 10, 2009, between Chrysler Group LLC and the International Union, United Automobiles, Aerospace and Agricultural Implement Workers of America (incorporated by reference to Exhibit 10.14 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

10.6	Auto Finance Operating Agreement, dated as of April 30, 2009, by and between Ally Financial Inc. and Chrysler Group LLC (incorporated by reference to Exhibit 10.20 of Amendment No. 5 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on May 12, 2011, File No. 000-54282)*

10.7	Chrysler Group LLC Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10.28 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)▲

10.8	Chrysler Group LLC Executive Employees’ Supplemental Managed Retirement Plan (incorporated by reference to Exhibit 10.29 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)▲

10.9	Chrysler Group LLC Restricted Stock Unit Plan, as amended (incorporated by reference to Exhibit 10.30 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)▲

10.10	Form of Award Notice under the Chrysler Group LLC Restricted Stock Unit Plan dated November 12, 2009 (incorporated by reference to Exhibit 10.31 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)▲

10.11	Form of Award Notice under the Chrysler Group LLC Restricted Stock Unit Plan dated March 12, 2010 (incorporated by reference to Exhibit 10.32 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)▲

10.12	Form of Award Notice under the Chrysler Group LLC Restricted Stock Unit Plan dated January 20, 2011 (incorporated by reference to Exhibit 10.33 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)▲

10.13	Chrysler Group LLC Deferred Phantom Share Plan, as amended (incorporated by reference to Exhibit 10.34 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)▲

10.14	Chrysler Group LLC Directors’ Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.35 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)▲

Exhibit Number	Description of Documents

10.15	Form of Award Notice under the Chrysler Group LLC Directors’ Restricted Stock Unit Plan dated November 12, 2009 (incorporated by reference to Exhibit 10.36 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)▲

10.16	Termination Allowance Plan (incorporated by reference to Exhibit 10.37 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)▲

10.17	Letter Agreement, dated as of April 20, 2011, between Chrysler Group LLC and the U.S. Department of the Treasury (incorporated by reference to Exhibit 10.33 of Amendment No. 4 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on May 9, 2011, File No. 000-54282)

10.18	Letter Agreement between Chrysler Group LLC and Holly E. Leese (incorporated by reference to Exhibit 10.21 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)▲

10.19	Letter Agreement between Chrysler Group LLC and Nancy A. Rae (incorporated by reference to Exhibit 10.22 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)▲

10.20	Chrysler Group LLC Performance and Leadership Management Award Plan▲

10.21	Chrysler Group LLC 2012 Long-Term Incentive Plan▲

10.22	Form of Restricted Share Unit Award Agreement under the Chrysler Group LLC 2012 Long-Term Incentive Plan▲

10.23	Form of Performance Share Unit Award Agreement under the Chrysler Group LLC 2012 Long-Term Incentive Plan▲

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries of Chrysler Group LLC

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

Exhibit Number	Description of Documents

99.1	Call Option Agreement Regarding Equity Securities of Chrysler Group LLC, dated as of June 10, 2009, by and among Fiat North America LLC, The U.S. Department Of The Treasury, and the UAW Retiree Medical Benefits Trust (incorporated by reference to Exhibit 99.1 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

99.2	Equity Recapture Agreement, dated June 10, 2009, by and among The U.S. Department Of The Treasury, UAW Retiree Medical Benefits Trust (VEBA), and the VEBA holding companies identified therein (incorporated by reference to Exhibit 99.3 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

101.INS†ø	XBRL Instant Document

101.SCH†ø	XBRL Taxonomy Extension Schema Document

101.CAL†ø	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†ø	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†ø	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF†ø	XBRL Taxonomy Extension Definition Linkbase Document

*	Confidential Treatment has been requested or previously granted to portions of this exhibit by the SEC.
▲	Indicates management contract or compensatory plan or arrangement.
†	Furnished herewith
ø	Submitted electronically herewith

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions		Balance at End of Period
For the Year Ended December 31, 2011
Allowances deducted from assets:
Allowance for doubtful accounts on trade receivables	$102	$24	$—		$(58	) (1)	$68
Valuation allowance on deferred tax assets	852	35	237	(2)	—		1,124
For the Year Ended December 31, 2010
Allowances deducted from assets:
Allowance for doubtful accounts on trade receivables	68	34	—		—		102
Valuation allowance on deferred tax assets	801	51	—		—		852
For the Period from June 10, 2009 to December 31, 2009
Allowances deducted from assets:
Allowance for doubtful accounts on trade receivables	—	68	—		—		68
Valuation allowance on deferred tax assets	729	72	—		—		801

(1)	Trade receivable write-offs, subsequent collections and other adjustments.
(2)	Amounts charged to AOCI.

OLD CARCO LLC (f/k/a CHRYSLER LLC) AND CONSOLIDATED SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In millions of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions		Balance at End of Period
For the Period from January 1, 2009 to June 9, 2009
Allowances deducted from assets:
Allowance for doubtful accounts on trade receivables	$67	$56	$—	$(29	) (1)	$94
Valuation allowance on deferred tax assets	934	1	—	—		935

(1)	Trade receivable write-offs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHRYSLER GROUP LLC

Dated: March 6, 2012	By:	/S/ RICHARD K. PALMER
	Name:	Richard K. Palmer
	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ SERGIO MARCHIONNE Sergio Marchionne	Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer (principal executive officer)	March 6, 2012

/S/ RICHARD K. PALMER Richard K. Palmer	Senior Vice President and Chief Financial Officer (principal financial officer)	March 6, 2012

/S/ ALESSANDRO GILI Alessandro Gili	Chief Accounting Officer and Corporate Controller (principal accounting officer)	March 6, 2012

/S/ RONALD L. THOMPSON Ronald L. Thompson	Lead Director	March 6, 2012

/S/ ALFREDO ALTAVILLA Alfredo Altavilla	Director	March 6, 2012

/S/ JAMES J. BLANCHARD James J. Blanchard	Director	March 6, 2012

/S/ LÉO W. HOULE Léo W. Houle	Director	March 6, 2012

/S/ JOHN B. LANAWAY John B. Lanaway	Director	March 6, 2012

/S/ DOUGLAS M. STEENLAND Douglas M. Steenland	Director	March 6, 2012

/S/ STEPHEN M. WOLF Stephen M. Wolf	Director	March 6, 2012