Form 10-Q
period 2012-03-31
Chrysler Group LLC
filed 2012-05-14
CIK 1513153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 14, 2012, there were 1,061,225 Class A Membership Interests and 200,000 Class B Membership Interests issued and outstanding.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Form 10-Q for the Quarterly Period Ended March 31, 2012

INDEX

Part I – Financial Information

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

Forward-Looking Statements

This report contains forward-looking statements that reflect our current views about future events. We use the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “will,” “intend,” “may,” “plan,” “project,” “should,” “could,” “seek,” “designed,” “potential,” “forecast,” “target,” “objective,” “goal,” or the negatives of such terms or other similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. For additional discussion of these risks, refer to Item 1A. Risk Factors in our 2011 Annual Report on Form 10-K, or 2011 Form 10-K. These factors include, but are not limited to:

•	economic weakness and weak vehicle demand, especially in North America;

•	our ability to realize benefits from our industrial alliance with Fiat;

•	our ability to increase vehicle sales outside of North America;

•	our ability to continue to regularly introduce new and significantly refreshed vehicles that appeal to consumers;

•	changes in consumer preferences that could reduce relative demand for our product offerings;

•	increases in fuel prices that may adversely impact demand for our vehicles;

•	competitive pressures that may limit our ability to manage sales incentives and achieve better pricing;

•	our lack of a captive finance company and the potential inability of our dealers and customers to obtain affordably priced financing;

•	our ability to control costs and implement cost reduction and productivity improvement initiatives;

•	disruption of production or delivery of new vehicles due to shortages of materials, including supply disruptions resulting from natural disasters, labor strikes or supplier insolvencies;

•	changes and fluctuations in the prices of raw materials, parts and components;

•	our ability to accurately forecast demand for our vehicles;

•	uncertainty relating to weak economic conditions in several European nations in which we plan to increase sales, and where Fiat, our alliance partner, is organized and derives significant revenues;

•	our substantial indebtedness and limitations on our liquidity that may limit our ability to execute our business plan;

•	changes in currency exchange rates and interest rates;

•	changes in laws, regulations and government policies, particularly those relating to vehicle emissions, fuel economy and safety; and

•	the impact of vehicle defects and/or product recalls.

If any of these risks and uncertainties materialize, or if the assumptions underlying any of our forward-looking statements prove incorrect, then our actual results, level of activity, performance or achievements may be materially different from those we express or imply by such statements. The risks described in Item 1A. Risk Factors of our 2011 Form 10-K are not exhaustive. Other sections of our 2011 Form 10-K describe additional factors that could adversely affect our business, financial condition or results of operations. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those implied by any forward-looking statements. We do not intend, or assume any obligation, to update these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements referred to above and included elsewhere in this report.

PART I – Financial Information

Item 1. Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

Chrysler Group LLC

Auburn Hills, MI

We have reviewed the accompanying condensed consolidated balance sheet of Chrysler Group LLC and subsidiaries (“the Company”) as of March 31, 2012, and the related condensed consolidated statements of income, comprehensive income, cash flows, and members’ deficit for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2011, and the related consolidated statements of operations, comprehensive loss, cash flows, and members’ deficit for the year then ended (not presented herein); and in our report dated March 6, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan

May 14, 2012

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - in millions of dollars)

		Three Months Ended March 31,
	Notes	2012	2011
Revenues, net		$16,359	$13,124
Cost of sales		13,791	11,077

GROSS MARGIN		2,568	2,047
Selling, administrative and other expenses		1,220	1,185
Research and development expenses, net		589	354
Restructuring (income) expenses, net	14	(14)	11
Interest expense	3	277	348
Interest income		(10)	(11)

INCOME BEFORE INCOME TAXES		506	160
Income tax expense	8	33	44

NET INCOME		$473	$116

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited - in millions of dollars)

	Three Months Ended March 31,
	2012	2011
Net Income	$473	$116
Other Comprehensive Loss (1)	(75)	(48)

TOTAL COMPREHENSIVE INCOME	$398	$68

(1)	Net of $0 of taxes

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in millions of dollars)

	Notes	March 31, 2012	December 31, 2011
CURRENT ASSETS:
Cash and cash equivalents		$11,256	$9,601
Restricted cash	9	105	106
Trade receivables, net of allowance for doubtful accounts of $59 and $68, respectively		1,392	845
Inventories	4	4,486	4,366
Prepaid expenses and other assets		1,407	1,603
Deferred taxes		12	25

TOTAL CURRENT ASSETS		18,658	16,546
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net of accumulated depreciation of $6,596 and $6,109, respectively		14,312	13,965
Equipment on operating leases, net		1,268	1,421

TOTAL PROPERTY AND EQUIPMENT		15,580	15,386
OTHER ASSETS:
Advances to related parties and other financial assets		58	56
Restricted cash	9	344	355
Goodwill		1,361	1,361
Other intangible assets, net	5	3,335	3,371
Prepaid expenses and other assets		428	421
Deferred taxes		27	47

TOTAL OTHER ASSETS		5,553	5,611

TOTAL ASSETS		$39,791	$37,543

CURRENT LIABILITIES:
Trade liabilities		$10,164	$8,566
Accrued expenses and other liabilities	6	7,969	7,707
Current maturities of financial liabilities	7	220	230
Deferred revenue		1,047	1,171
Deferred taxes		74	73

TOTAL CURRENT LIABILITIES		19,474	17,747
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	6	12,819	12,758
Financial liabilities	7	12,393	12,344
Deferred revenue		683	653
Deferred taxes		62	76

TOTAL LONG-TERM LIABILITIES		25,957	25,831
Commitments and contingencies	9	—	—

MEMBERS’ DEFICIT:
Membership Interests
Class A Membership Interests — 1,061,225 units authorized, issued and outstanding at March 31, 2012 and December 31, 2011		—	—
Class B Membership Interests — 200,000 units authorized, issued and outstanding at March 31, 2012 and December 31, 2011		—	—
Contributed capital		2,654	2,657
Accumulated losses		(3,781)	(4,254)
Accumulated other comprehensive loss		(4,513)	(4,438)

TOTAL MEMBERS’ DEFICIT		(5,640)	(6,035)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT		$39,791	$37,543

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in millions of dollars)

	00000000000	00000000000
	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,604	$3,117

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(924)	(559)
Proceeds from disposals of property, plant and equipment	1	11
Purchases of equipment on operating leases	(4)	(12)
Proceeds from disposals of equipment on operating leases	31	211
Change in restricted cash	12	192
Change in loans and notes receivable	—	3

NET CASH USED IN INVESTING ACTIVITIES	(884)	(154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Tranche B Term Loan	(8)	—
Repayments of Auburn Hills Headquarters loan	(12)	(3)
Repayments of Gold Key Lease financing	(20)	(434)
Net repayments of other financial liabilities	(24)	(15)
Distribution for state tax withholding obligations on behalf of members	(1)	—

NET CASH USED IN FINANCING ACTIVITIES	(65)	(452)

Effect of exchange rate changes on cash and cash equivalents	—	19
Net change in cash and cash equivalents	1,655	2,530
Cash and cash equivalents at beginning of period	9,601	7,347

Cash and cash equivalents at end of period	$11,256	$9,877

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT

(Unaudited - in millions of dollars)

	000000000	000000000	000000000	000000000
	Contributed Capital	Accumulated Losses	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2012	$2,657	$(4,254)	$(4,438)	$(6,035)
Distribution for state tax withholding obligations on behalf of members	(3)			(3)
Net income		473		473
Total other comprehensive loss			(75)	(75)

Balance at March 31, 2012	$2,654	$(3,781)	$(4,513)	$(5,640)

Balance at January 1, 2011	$1,399	$(4,437)	$(1,451)	$(4,489)
Distribution for state tax withholding obligations on behalf of certain members	(6)			(6)
Net income		116		116
Total other comprehensive loss			(48)	(48)

Balance at March 31, 2011	$1,393	$(4,321)	$(1,499)	$(4,427)

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 1. Background and Nature of Operations

Unless otherwise specified, the terms “we,” “us,” “our,” “Chrysler Group” and the “Company” refer to Chrysler Group LLC and its consolidated subsidiaries, or any one or more of them, as the context may require, and “Fiat” refers to Fiat S.p.A, a corporation organized under the laws of Italy, and its consolidated subsidiaries (excluding Chrysler Group), or any one or more of them, as the context may require.

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

As a result of a series of transactions during 2011 and early 2012 that were contemplated in our governance documents and certain other agreements, our continuing members are now Fiat, which holds a 58.5 percent ownership interest in us, and the VEBA Trust, which holds the remaining 41.5 percent ownership interest in us. Refer to Note 13, Other Transactions with Related Parties, for additional information.

Nature of Operations

We design, engineer, manufacture, distribute and sell vehicles under the brand names Chrysler, Jeep, Dodge and Ram. As part of our industrial alliance with Fiat, we also manufacture Fiat vehicles in North America, which we distribute for ourselves throughout North America and sell to Fiat for distribution outside North America. Our product lineup includes passenger cars, utility vehicles, which include sport utility vehicles and crossover vehicles, minivans, pick-up trucks, and medium-duty trucks. We also sell automotive service parts and accessories under the Mopar brand name.

Our products are sold in more than 120 countries around the world. We sell our products to dealers and distributors for sale to retail customers and fleet customers, which include rental car companies, commercial fleet customers, leasing companies and government entities. The majority of our operations, employees, independent dealers and sales are in North America, primarily in the U.S. Approximately 10 percent of our vehicle sales in 2011 were outside North America, principally in South America, Asia Pacific and Europe. Vehicle, service parts and accessories sales outside of North America are primarily through wholly-owned, affiliated or independent distributors and dealers. In June 2011, Fiat became the general distributor of our vehicles and service parts in Europe, selling our products through a network of newly appointed dealers. Refer to Note 13, Other Transactions with Related Parties, for additional information.

Note 2. Basis of Presentation and Recent Accounting Pronouncement

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly,

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 2. Basis of Presentation and Recent Accounting Pronouncement —Continued

Basis of Presentation —Continued

they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our 2011 Annual Report on Form 10-K (“2011 Form 10-K”) as filed with the U.S. Securities and Exchange Commission (“SEC”).

Recent Accounting Pronouncement

In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance to achieve common fair value measurement and disclosure requirements between International Financial Reporting Standards and U.S. GAAP. The amendments clarify the FASB’s intent about the application of existing requirements and provides for changes in measuring the fair value of financial instruments that are managed within a portfolio and the application of premiums or discounts. This guidance will require us to, among other things, expand existing disclosures for recurring Level 3 fair value measurements and for those assets and liabilities not measured at fair value on the balance sheet, but for which fair value is disclosed. This guidance is effective for fiscal periods beginning after December 15, 2011, and is to be applied prospectively. We adopted this guidance as of January 1, 2012, and it did not have a material impact on our condensed consolidated financial statements.

Note 3. Interest Expense

Interest expense included the following (in millions of dollars):

	0000000000	0000000000
	Three Months Ended March 31,
	2012	2011
Financial interest expense:
Related parties (see Note 13)	$109	$232
Other	161	76
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	31	58
Payable-in-kind interest — related party (see Note 13)	—	17
Capitalized interest related to capital expenditures	(24)	(35)

Total	$277	$348

Related party amounts above include activities with the U.S. Treasury during the three months ended March 31, 2011. Refer to Note 13, Other Transactions with Related Parties, for additional information.

Note 4. Inventories

The components of inventories were as follows (in millions of dollars):

	0000000000	0000000000
	March 31, 2012	December 31, 2011
Finished products, including service parts	$2,726	$2,655
Work in process	1,584	1,544
Raw materials and manufacturing supplies	176	167

Total	$4,486	$4,366

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 5. Other Intangible Assets

The components of other intangible assets were as follows (in millions of dollars):

	00000000	00000000	00000000	00000000
	Range of Useful Lives (years)	March 31, 2012
		Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$—	$2,210
Dealer networks	20	391	55	336
Fiat contributed intellectual property rights	10	320	90	230
Other intellectual property rights	3 - 12	263	23	240
Patented and unpatented technology	4 - 10	208	95	113
Favorable operating lease contracts	1 - 16	29	20	9
Software and other	2 - 5	373	176	197

Total		$3,794	$459	$3,335

	00000000	00000000	00000000	00000000
	Range of Useful Lives (years)	December 31, 2011
		Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$—	$2,210
Dealer networks	20	390	50	340
Fiat contributed intellectual property rights	10	320	82	238
Other intellectual property rights	3 - 12	263	19	244
Patented and unpatented technology	4 - 10	208	87	121
Favorable operating lease contracts	1 - 16	29	19	10
Software and other	2 - 5	352	144	208

Total		$3,772	$401	$3,371

The following summarizes the amount of intangible asset amortization expense included in the respective financial statement captions of the accompanying Condensed Consolidated Statements of Income (in millions of dollars):

	00000000000	00000000000	00000000000
		Three Months Ended March 31,
	Financial Statement Caption	2012	2011
Favorable operating lease contracts	Revenues, Net	$1	$9
Patented and unpatented technology, intellectual property, software and other	Cost of Sales	52	32
Dealer networks and other	Selling, Administrative and Other Expenses	5	6

Total		$58	$47

Based on the gross carrying amount of other intangible assets as of March 31, 2012, the estimated future amortization expense for the next five years was as follows (in millions of dollars):

Remainder of 2012	$105
2013	141
2014	130
2015	119
2016	98

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 6. Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities were as follows (in millions of dollars):

	March 31, 2012			December 31, 2011
	Current	Non- Current	Total	Current	Non- Current	Total
Pension and postretirement benefits	$186	$9,188	$9,374	$185	$9,198	$9,383
Product warranty costs	1,220	2,233	3,453	1,196	2,122	3,318
Sales incentives	2,725	—	2,725	2,431	—	2,431
Personnel costs	538	403	941	585	391	976
Vehicle residual value guarantees, excluding Gold Key Lease financing	351	—	351	438	—	438
Income and other taxes	317	79	396	287	118	405
Amounts due to related parties (see Note 13) (1)	419	—	419	381	—	381
Accrued interest (2)	529	—	529	330	—	330
Workers’ compensation	46	283	329	43	284	327
Restructuring actions (see Note 14)	132	—	132	150	—	150
Other	1,506	633	2,139	1,681	645	2,326

Total	$7,969	$12,819	$20,788	$7,707	$12,758	$20,465

(1)	Excludes amounts due to related parties for interest separately discussed in (2) below.
(2)	Includes $329 million and $220 million of accrued interest due to related parties as of March 31, 2012 and December 31, 2011, respectively. Refer to Note 13, Other Transactions with Related Parties, for additional information.

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

The changes in accrued product warranty costs (excluding deferred revenue from separately-priced extended warranty and service contracts, as well as supplier recoveries) were as follows (in millions of dollars):

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$3,318	$3,171
Provision for current period warranties	450	374
Adjustments to pre-existing warranties	15	77
Net warranty settlements	(345)	(346)
Interest accretion, translation and other adjustments	15	26

Balance at end of period	$3,453	$3,302

During the three months ended March 31, 2012 and 2011, we recognized recoveries from suppliers related to warranty claims of $34 million and $28 million, respectively, which are excluded from the change in warranty costs above.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 6. Accrued Expenses and Other Liabilities —Continued

We also offer customers the opportunity to purchase separately-priced extended warranty and service contracts. In addition, we sell certain vehicles with a service contract included in the sales price of the vehicle. The service contract and vehicle qualified as separate units of accounting in accordance with the accounting guidance for multiple-element arrangements. The revenue from these contracts, as well as our separately-priced extended warranty and service contracts, is recorded as a component of Deferred Revenue in the accompanying Condensed Consolidated Balance Sheets at the inception of the contract and is recognized as revenue over the contract period in proportion to the costs expected to be incurred based on historical information.

The following summarizes the changes in deferred revenue from these contracts (in millions of dollars):

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$926	$829
Deferred revenues for current period service contracts	141	107
Earned revenues in current period	(111)	(95)
Refunds of cancelled contracts	(12)	(13)
Interest accretion, translation and other adjustments	16	16

Balance at end of period	$960	$844

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 7. Financial Liabilities

The components of financial liabilities were as follows (in millions of dollars):

	000000000000	000000000000	000000000000	000000000000
		March 31, 2012
		Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable Within One Year:
		Effective
Tranche B Term Loan		6.46% (1)	$30	$30
Canadian Health Care Trust Note — Tranche D		5.50% (2)	25	25
Mexican development banks credit facility due 2025		9.59% (3)	23	23

		Weighted Average
Other:
Asset-backed note payable — Gold Key Lease		4.46%	21	21
Capital lease obligations		11.27%	36	26
Other financial obligations		11.19%	103	95

Total other financial liabilities			160	142

Total financial liabilities payable within one year			$238	$220

	Maturity	Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable After One Year:
		Effective
VEBA Trust Note	7/15/2023	11.71%	$4,836	$4,206
Tranche B Term Loan	5/24/2017	6.46% (1)	2,947	2,889
Secured Senior Notes due 2019	6/15/2019	8.21% (4)	1,500	1,483
Secured Senior Notes due 2021	6/15/2021	8.44% (5)	1,700	1,680

Canadian Health Care Trust Notes:
Tranche A	6/30/2017	7.98% (6)	443	473
Tranche B	6/30/2024	9.21% (6)	443	454
Tranche C	6/30/2024	9.68% (7)	100	83

Total Canadian Health Care Trust Notes			986	1,010

Mexican development banks credit facilities:
Credit facility due 2021	12/23/2021	8.47% (8)	234	234
Credit facility due 2025	7/19/2025	9.59% (3)	378	378

Total Mexican development banks credit facilities			612	612

		Weighted Average
Other:
Capital lease obligations	2013-2020	12.33%	279	236
Other financial obligations	2013-2024	12.88%	302	277

Total other financial liabilities			581	513

Total financial liabilities payable after one year			13,162	12,393

Total			$13,400	$12,613

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 7. Financial Liabilities —Continued

	December 31, 2011
	Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable Within One Year:
	Effective
Tranche B Term Loan	6.46% (1)	$30	$30
Canadian Health Care Trust Note — Tranche D	5.50% (2)	24	23
Mexican development banks credit facility due 2025	9.60% (3)	14	14

	Weighted Average
Other:
Asset-backed note payable — Gold Key Lease	4.46%	41	41
Capital lease obligations	11.01%	38	28
Other financial obligations	10.37%	104	94

Total other financial liabilities		183	163

Total financial liabilities payable within one year		$251	$230

	Maturity	Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable After One Year:
		Effective
VEBA Trust Note	7/15/2023	11.71%	$4,836	$4,193
Tranche B Term Loan	5/24/2017	6.46% (1)	2,955	2,893
Secured Senior Notes due 2019	6/15/2019	8.21% (4)	1,500	1,482
Secured Senior Notes due 2021	6/15/2021	8.44% (5)	1,700	1,680

Canadian Health Care Trust Notes:
Tranche A	6/30/2017	7.98% (6)	434	465
Tranche B	6/30/2024	9.21% (6)	433	445
Tranche C	6/30/2024	9.68% (7)	98	81

Total Canadian Health Care Trust Notes			965	991

Mexican development banks credit facilities:
Credit facility due 2021	12/23/2021	8.49% (8)	214	214
Credit facility due 2025	7/19/2025	9.60% (3)	353	353

Total Mexican development banks credit facilities			567	567

		Weighted Average
Other:
Capital lease obligations	2013-2020	12.42%	282	237
Other financial obligations	2013-2024	12.81%	326	301

Total other financial liabilities			608	538

Total financial liabilities payable after one year			13,131	12,344

Total			$13,382	$12,574

(1)	Loan bears interest at LIBOR (subject to a 1.25 percent floor) + 4.75 percent. Commencing in July 2011, interest has been reset every three months. Stated interest rate as of both March 31, 2012 and December 31, 2011 was 6.00 percent.
(2)	Canadian Health Care Trust Note – Tranche D is non-interest bearing.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 7. Financial Liabilities —Continued

(3)	Represents the stated interest rate. Loan bears interest at the 28 day Interbank Equilibrium Interest Rate (“TIIE”) + 4.80 percent subject to a quarterly reset of TIIE.
(4)	Notes bear interest at a stated rate of 8.00 percent.
(5)	Notes bear interest at a stated rate of 8.25 percent.
(6)	Note bears interest at a stated rate of 9.00 percent.
(7)	Note bears interest at a stated rate of 7.50 percent.
(8)	Represents the stated interest rate. Loan bears interest at the 28 day TIIE + 3.70 percent subject to a monthly reset of TIIE.

As of March 31, 2012, the carrying amounts of our financial obligations were net of fair value adjustments, discounts, premiums and loan origination fees totaling $787 million related to the following obligations (in millions of dollars):

VEBA Trust Note	$630
Tranche B Term Loan	58
Secured Senior Notes due 2019	17
Secured Senior Notes due 2021	20
Canadian Health Care Trust Notes	(24)
Liabilities for capital lease and other financial obligations	86

Total	$787

As of March 31, 2012, aggregate annual contractual maturities of financial liabilities at face values were as follows (in millions of dollars):

Remainder of 2012	$185 (1)
2013	468
2014	469
2015	500
2016	532
2017 and thereafter	11,246

Total	$13,400

(1)	Included in the annual contractual maturities is $21 million due in 2012 related to Gold Key Lease obligations. These obligations are primarily repaid out of collections from the operating leases and proceeds from the sales of the related vehicles.

Secured Senior Notes Exchange Offer

In connection with our May 24, 2011 offering of the $1.5 billion of 8 percent secured senior notes due 2019 (“Original 2019 Notes”) and $1.7 billion of 8 1/4 percent secured senior notes due 2021 (“Original 2021 Notes”), collectively referred to as the “Original Notes,” we entered into a registration rights agreement with the initial purchasers of the Original Notes. In the registration rights agreement, we agreed to register notes having substantially identical terms as the Original Notes with the SEC as part of an offer to exchange freely tradable exchange notes for the Original Notes. On December 29, 2011, and subject to the terms and conditions set forth in our prospectus, we commenced an offer to exchange our new 8 percent secured senior notes due 2019 (“2019 Notes”) for the outstanding Original 2019 Notes and our new 8 1/4 percent secured senior notes due 2021 (“2021 Notes”) for the outstanding Original 2021 Notes. The 2019 Notes and 2021 Notes are collectively referred to as the “Notes.”

On February 1, 2012, our offers to exchange the Original 2019 Notes and Original 2021 Notes expired. Substantially all of the Original Notes were tendered for the 2019 Notes and 2021 Notes. The holders of the Notes received an equal principal amount of 2019 Notes for the Original 2019 Notes and an equal principal amount of 2021 Notes for the Original 2021 Notes. The form and terms of the Notes are identical in all material respects to the Original Notes, except that, the Notes do not contain restrictions on transfer.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 7. Financial Liabilities —Continued

Amounts Available for Borrowing under Credit Facilities

As of March 31, 2012, our $1.3 billion revolving credit facility that matures in May 2016, remains undrawn and the Tranche B Term Loan and Mexican development banks credit facilities remain fully drawn. Our $5.0 billion ($5.0 billion Canadian dollars) Gold Key Lease secured revolving credit facility remains undrawn as of March 31, 2012, however, we do not anticipate any additional funding will be provided due to winding down the Gold Key Lease financing program.

Note 8. Income Taxes

For interim tax reporting, we estimate our annual effective tax rate and apply it to our year to date ordinary income (loss). The tax effect of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates are reported in the interim period in which they occur. There have been no significant changes in our estimates or the provision for income taxes during the three months ended March 31, 2012.

During the three months ended March 31, 2011, we received $374 million of reimbursements from Daimler AG (“Daimler”) related to payments previously made by us which had been applied by the Canada Revenue Agency and the Provincial Tax Authorities in relation to additional taxes assessed to Chrysler Canada, Inc. for transfer pricing adjustments. No such reimbursements were received during the three months ended March 31, 2012. Refer to our 2011 Form 10-K for further discussion regarding the Canadian transfer pricing matter.

Note 9. Commitments, Contingencies and Concentrations

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

Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. We establish an accrual in connection with pending or threatened litigation if a loss is probable and can be reasonably estimated. Since these accruals represent estimates, it is reasonably possible that the resolution of some of these matters could require us to make payments in excess of the amounts accrued. It is also reasonably possible that the resolution of some of the matters for which accruals could not be made may require us to make payments in an amount or range of amounts that could not be reasonably estimated at March 31, 2012.

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

Note 9. Commitments, Contingencies and Concentrations —Continued

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

Voluntary Service Actions and Recall Actions

We periodically initiate voluntary service and recall actions to address various customer satisfaction, safety and emissions issues related to vehicles we sell. We establish reserves for product warranty obligations, including the estimated cost of these service and recall actions, when the related sale is recognized. Refer to Note 6, Accrued Expenses and Other Liabilities for additional information. The estimated future costs of these actions are based primarily on historical claims experience for our vehicles. Estimates of the future costs of these actions are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the number of vehicles affected by a service or recall action and the nature of the corrective action that may result in adjustments to the established reserves. It is reasonably possible that the ultimate cost of these service and recall actions may require us to make expenditures in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the ultimate cost of these service and recall actions could have a material effect on our operating results for the particular reporting period in which an adjustment of the estimated reserve is recorded, we believe that any such adjustment would not materially affect our consolidated financial position or cash flows.

Restricted Cash

Restricted cash, which includes cash equivalents, was $449 million at March 31, 2012, and represents amounts held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler ($261 million), foreign exchange and commodity hedge contracts ($89 million), as well as standby letters of credit and other contractual agreements ($99 million).

Concentrations

Suppliers

Although we have not experienced any significant deterioration in our annual production volumes as a result of materials or parts shortages, we have from time to time experienced short term interruptions and variability in quarterly production schedules as a result of temporary supply constraints or disruptions in the availability of raw materials, parts and components as a result of natural disasters and other unexpected events. Additionally, we regularly source systems, components, parts, equipment and tooling from a sole provider or limited number of providers. Therefore, we are at risk for production delays and losses should any supplier fail to deliver goods and services on time. We continuously work with our suppliers to monitor potential supply constraints and to

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 9. Commitments, Contingencies and Concentrations —Continued

Concentrations —Continued

Suppliers—continued

mitigate the effects of any emerging shortages on our production volumes and revenues. We also maintain insurance coverage for losses we might incur due to shortages or other supplier disruptions. During the three months ended March 31, 2012, we recognized insurance recoveries totaling $72 million related to losses sustained in 2011 due to supply disruptions. These recoveries were recognized as a reduction to Cost of Sales in the accompanying Condensed Consolidated Statements of Income.

Employees

In the U.S. and Canada combined, most of our hourly employees and approximately one-quarter of our salaried employees were represented by unions under collective bargaining agreements, which represented approximately 64 percent of our worldwide workforce as of March 31, 2012. The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) and the National Automobile, Aerospace, Transportation and General Workers Union of Canada (“CAW”) represent substantially all of these represented employees in the U.S. and Canada, respectively.

Our collective bargaining agreement with the CAW expires in September 2012.

Other Matters

Ally Auto Finance Operating Agreement and Repurchase Obligations

In accordance with the terms of the Ally Auto Finance Operating Agreement (“Ally Agreement”), Ally Financial Inc. (“Ally”) provides wholesale and retail financing to our dealers and retail customers in the U.S. and Canada in accordance with its usual and customary lending standards. Our agreement with Ally is not exclusive. Ally provides consumer and dealer financing to other manufacturers. Our dealers and retail customers also obtain financing, from other financing sources.

From time to time, we work with Ally and certain other lenders to subsidize interest rates or cash at the inception of a financing arrangement to incentivize customers to purchase our vehicles, a practice known as “subvention.” Under the Ally Agreement, we must first offer all subvention programs to Ally, and we are required to ensure that Ally finances a specified minimum percentage of the vehicles we sell in North America under rate subvention programs in which it elects to participate. We may, from time to time, offer lease products to retail customers through Ally, but Ally is not obligated to offer lease products.

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

As of March 31, 2012, the maximum potential amount of future payments required to be made to Ally under this guarantee was approximately $7.7 billion and was based on the aggregate repurchase value of eligible vehicles financed by Ally in our U.S. and Canadian dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent the vehicles are able to be resold to another dealer. The fair value of the guarantee was less than $0.1 million at March 31, 2012, which considers both the

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 9. Commitments, Contingencies and Concentrations —Continued

Other Matters —Continued

likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimate reflects our actual experience.

The Ally Agreement is effective through April 30, 2013, with automatic one-year renewals unless either party elects not to renew. We have notified Ally of our election not to renew the Ally Agreement for an additional term.

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

As of March 31, 2012, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $220 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles are able to be resold to another dealer. The fair value of the guarantee was less than $0.1 million at March 31, 2012, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimate reflects our actual experience.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 10. Fair Value Measurements

The following summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions of dollars):

	00000000	00000000	00000000	00000000
	March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$10,466	$790	$—	$11,256
Restricted cash	449	—	—	449
Derivatives:
Currency forwards and swaps	—	29	—	29
Commodity swaps	—	1	3	4

Total	$10,915	$820	$3	$11,738

Liabilities:
Derivatives:
Currency forwards and swaps	$—	$45	$—	$45
Commodity swaps	—	44	19	63

Total	$—	$89	$19	$108

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$8,976	$625	$—	$9,601
Restricted cash	461	—	—	461
Derivatives:
Currency forwards and swaps	—	67	—	67
Commodity swaps	—	—	1	1

Total	$9,437	$692	$1	$10,130

Liabilities:
Derivatives:
Currency forwards and swaps	$—	$6	$—	$6
Commodity swaps	—	88	36	124

Total	$—	$94	$36	$130

During the three months ended March 31, 2012, there were no transfers between Level 1 and Level 2 or into or out of Level 3.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 10. Fair Value Measurements —Continued

We take into consideration credit valuation adjustments on both assets and liabilities taking into account credit risk of our counterparties and non-performance risk as described in Note 11, Derivative Financial Instruments and Risk Management.

The following summarizes the changes in Level 3 items measured at fair value on a recurring basis (in millions of dollars):

	Three Months Ended March 31,
	2012	2011
Derivatives Assets (Liabilities):
Balance at beginning of the period	$(35)	$41
Total realized and unrealized gains (losses):
Included in Net Income	(3)	4
Included in Other Comprehensive Loss	14	(7)
Settlements (1)	8	(15)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—

Fair value at end of the period	$(16)	$23

Changes in unrealized losses relating to instruments held at end of period (2)	$—	$1

(1)	There were no purchases, issuances or sales during the three months ended March 31, 2012 and 2011.
(2)	The related unrealized losses are recognized in Cost of Sales in the accompanying Condensed Consolidated Statements of Income.

The following summarizes the unobservable inputs related to Level 3 items measured at fair value on a recurring basis as of March 31, 2012:

	Net Liability (in millions of dollars)	Valuation Technique	Unobservable Input	Range	Unit of Measure
Commodity Swaps	$16	Discounted	Platinum forward points	$0.45 —$14.73	Per troy ounce
		cash flow	Palladium forward points	$0.21 —$ 6.60	Per troy ounce
			Natural gas forward points	$0.01 —$ 1.16	Per giga-joule

The forward points that were used in the valuation of platinum, palladium and certain natural gas contracts were deemed unobservable. Significant increases or decreases in any of the unobservable inputs in isolation would not significantly impact our fair value measurements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 10. Fair Value Measurements —Continued

The carrying amounts and estimated fair values of our financial instruments were as follows (in millions of dollars):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$11,256	$11,256	$9,601	$9,601
Restricted cash	449	449	461	461
Financial liabilities (1)	12,613	12,907	12,574	12,183
Derivatives:
Included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets	33	33	68	68
Included in Accrued Expenses and Other Liabilities	108	108	130	130

(1)	The fair value of financial liabilities included $6.3 billion measured utilizing Level 2 inputs and $6.6 billion measured utilizing Level 3 inputs at March 31, 2012.

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

Financial liabilities

We estimate the fair values of our financial liabilities using quoted market prices where available. Where market prices are not available, we estimate fair value by discounting future cash flows using market interest rates, adjusted for non-performance risk over the remaining term of the financial liability.

Derivative instruments

The fair values of derivative instruments are based on pricing models or formulas using current estimated cash flow and discount rate assumptions.

Note 11. Derivative Financial Instruments and Risk Management

All derivative instruments are recognized in the accompanying Condensed Consolidated Balance Sheets at fair value. The fair values of our derivative financial instruments are based on pricing models or formulas using current estimated cash flow and discount rate assumptions. We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. The adjustment is estimated based on the net

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 11. Derivative Financial Instruments and Risk Management —Continued

exposure by counterparty. We use an estimate of the counterparty’s non-performance risk when we are in a net asset position and an estimate of our own non-performance risk when we are in a net liability position. As of March 31, 2012 and December 31, 2011, the adjustment for non-performance risk did not materially impact the fair value of derivative instruments.

The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single–A or better. The aggregate fair value of derivative instruments in asset positions as of March 31, 2012 and December 31, 2011 was approximately $33 million and $68 million, respectively, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss that we would recognize if all counterparties failed to perform as contracted could be significantly lower.

The terms of the agreements with our counterparties for foreign exchange and commodity hedge contracts require us to post collateral when derivative instruments are in a liability position. In addition, these agreements contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding net asset or liability positions. These cross-default provisions could be triggered if there was a non-performance event under certain debt obligations. The fair value of the related gross liability positions as of March 31, 2012 and December 31, 2011, which represent our maximum potential exposure, were $108 million and $130 million, respectively. As of March 31, 2012 and December 31, 2011, we posted $89 million and $96 million, respectively, as collateral for foreign exchange and commodity hedge contracts. The cash collateral is included in Restricted Cash in the accompanying Condensed Consolidated Balance Sheets. After giving consideration to offsetting asset positions for each counterparty, if cross-default provisions were triggered, there would have been an additional settlement liability of $2 million and $1 million due to the counterparties as of March 31, 2012 and December 31, 2011, respectively.

The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivative instruments, such as foreign currency exchange rates or commodity volumes and prices.

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

Changes in the fair value of designated derivatives that are highly effective as cash flow hedges are recorded in accumulated other comprehensive income (loss) (“AOCI”), net of estimated income taxes. These changes in the fair value are then released into earnings contemporaneously with the earnings effects of the hedged items. Cash flows associated with cash flow hedges are reported in Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows. The ineffective portions of the fair value changes are recognized in the results of operations immediately. The amount of ineffectiveness recorded for the three months ended March 31, 2012 and 2011 was immaterial. Our cash flow hedges mature within 20 months.

We discontinue hedge accounting prospectively and hold amounts in AOCI with future changes in fair value recorded directly in earnings when (i) it is determined that a derivative is no longer highly effective in off-setting changes in cash flows of a hedged item; (ii) the derivative is discontinued as a hedge instrument because it is not probable that a forecasted transaction will occur or (iii) the derivative expires or is sold, terminated or exercised. Those amounts held in AOCI are subsequently reclassified into income over the same period or period during

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 11. Derivative Financial Instruments and Risk Management —Continued

Cash Flow Hedges —Continued

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

The following summarizes the fair values of derivative instruments designated as cash flow hedges which were outstanding (in millions of dollars):

	0000000000	0000000000	0000000000
	March 31, 2012
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$3,916	$26	$(42)
Commodity swaps	296	3	(33)

Total	$4,212	$29	$(75)

	0000000000	0000000000	0000000000
	December 31, 2011
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$2,597	$63	$(4)
Commodity swaps	313	1	(50)

Total	$2,910	$64	$(54)

(1)	The related derivative instruments are recognized in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets in the accompanying Condensed Consolidated Balance Sheets.
(2)	The related derivative instruments are recognized in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets.

The following summarizes the gains (losses) recorded in other comprehensive income and reclassified from AOCI to income (in millions of dollars):

	0000000000000000	0000000000000000	0000000000000000	0000000000000000
	March 31, 2012
	AOCI as of January 1, 2012	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of March 31, 2012
Currency forwards and swaps	$57	$(80)	$3	$(26)
Commodity swaps	(51)	5	(10)	(36)

Total	$6	$(75)	$(7)	$(62)

	0000000000000000	0000000000000000	0000000000000000	0000000000000000
	March 31, 2011
	AOCI as of January 1, 2011	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of March 31, 2011
Currency forwards and swaps	$(74)	$(95)	$(61)	$(108)
Commodity swaps	42	(5)	—	37

Total	$(32)	$(100)	$(61)	$(71)

We expect to reclassify existing net losses of $48 million from AOCI to income within the next 12 months.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 11. Derivative Financial Instruments and Risk Management —Continued

Derivatives Not Designated as Hedges

Some derivatives do not qualify for hedge accounting; for others, we elect not to apply hedge accounting. We use derivatives to economically hedge our financial and operational exposures. Unrealized and realized gains and losses related to derivatives that are not designated as accounting hedges are included in Revenues, Net or Cost of Sales in the accompanying Condensed Consolidated Statements of Income as appropriate depending on the nature of the risk being hedged. Cash flows associated with derivatives that are not designated as hedges are reported in Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows.

The following summarizes the fair values of derivative instruments not designated as hedges (in millions of dollars):

	0000000000	0000000000	0000000000
	March 31, 2012
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$226	$3	$(3)
Commodity swaps	327	1	(30)

Total	$553	$4	$(33)

	December 31, 2011
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$341	$4	$(2)
Commodity swaps	465	—	(74)

Total	$806	$4	$(76)

(1)	The related derivative instruments are recognized in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets in the accompanying Condensed Consolidated Balance Sheets.
(2)	The related derivative instruments are recognized in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets.

The following summarizes the effect of derivative instruments not designated as hedges in the respective financial statement captions of the accompanying Condensed Consolidated Statements of Income (in millions of dollars):

	000000000000	000000000000	000000000000
		Three Months Ended March 31,

	Financial Statement Caption	2012 Gain (Loss)	2011 Gain (Loss)
Currency forwards and swaps	Revenues, Net	$(11)	$(6)
Commodity swaps	Cost of Sales	21	22
Interest rate swaps	Cost of Sales	—	1

Total		$10	$17

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

Benefit Expense

The components of pension and other postretirement benefits (“OPEB”) (income) expense were as follows (in millions of dollars):

	Three Months Ended March 31,
	2012		2011
	Pension Benefits	OPEB	Pension Benefits	OPEB
Service cost	$79	$6	$67	$5
Interest cost	377	33	380	34
Expected return on plan assets	(455)	—	(454)	—
Amortization of unrecognized loss	19	5	—	3
Amortization of prior service credit	—	(10)	—	—
Other	—	(1)	—	—

Net periodic benefit costs (credit)	$20	$33	$(7)	$42

Contributions and Payments

During the three months ended March 31, 2012, employer contributions to our funded pension plans amounted to $45 million. Employer contributions to our funded pension plans are expected to be $596 million for the remainder of 2012, of which discretionary contributions of $259 million will be made to the U.S. plans and $320 million will be made to our Canadian plans to satisfy minimum funding requirements. Employer contributions to our unfunded pension and OPEB plans amounted to $4 million and $51 million, respectively, for the three months ended March 31, 2012. Employer contributions to our unfunded pension and OPEB plans are expected to be $6 million and $137 million, respectively, for the remainder of 2012, which represents the expected benefit payments to participants.

Note 13. Other Transactions with Related Parties

We engage in transactions with unconsolidated subsidiaries, associated companies and other related parties on commercial terms that are normal in the respective markets, considering the characteristics of the goods or services involved.

VEBA Trust

As of March 31, 2012, the VEBA Trust had a 41.5 percent ownership interest in the Company, which takes into account the dilutive effect that resulted from our achievement of the third and final Class B Event, as discussed

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 13. Other Transactions with Related Parties —Continued

VEBA Trust —Continued

below. Interest expense on the VEBA Trust Note totaled $109 million and $105 million for the three months ended March 31, 2012 and 2011, respectively.

Fiat

Ownership Interest

During the three months ended March 31, 2012, Fiat’s ownership interest in the Company increased 5 percent on a fully-diluted basis upon our achievement of the third and final Class B Event described in our governance documents. In January 2012, we notified the U.S. Treasury that we irrevocably committed to begin assembly of a vehicle based on a Fiat platform or vehicle technology that has a verified unadjusted combined fuel economy of at least 40 miles per gallon in commercial quantities in a production facility in the U.S. As a result, Fiat’s ownership interest in the Company increased from 53.5 percent on a fully-diluted basis to 58.5 percent.

Industrial Alliance

Pursuant to our master industrial agreement with Fiat, we established an industrial alliance in which we collaborate with Fiat on a number of fronts, including product and platform sharing and development, global distribution, procurement, information technology infrastructure and process improvement. The alliance is comprised of various commercial arrangements entered into pursuant to the master industrial agreement. As part of the alliance, we manufacture vehicles for Fiat to distribute and sell in countries outside of North America. In addition, as part of the alliance, we also have access to certain of Fiat’s platforms, vehicles, products and technology. We are obligated to make royalty payments to Fiat related to the intellectual property that was contributed to us by Fiat. These royalty payments are calculated based on a percentage of the material cost of the vehicle, or portion of the vehicle or component, in which we utilize the Fiat intellectual property. Royalty payments were less than $1 million for the three months ended March 31, 2012 and 2011, respectively. In addition, we have agreed to share costs related to certain engineering and development activities and will reimburse each other for costs in excess of the agreed upon cost sharing arrangement. We have also entered into other transactions with Fiat, including the purchase of goods and services in the ordinary course of business.

In June 2011, Fiat became the general distributor of our vehicles and service parts in Europe, selling our products through a network of newly appointed dealers, and we are the exclusive distributor of Fiat brand vehicles and service parts throughout North America.

The following summarizes our transactions with Fiat (in millions of dollars):

	0000000000	0000000000
	Three Months Ended March 31,
	2012	2011
Sales of vehicles, parts and services provided to Fiat	$1,046	$208
Purchases of vehicles, parts and services from Fiat	310	138
Purchases capitalized in property, plant and equipment, net and other intangible assets, net	53	39
Reimbursements to Fiat recognized (1)	5	6
Reimbursements from Fiat recognized (1)	18	10

(1)	Includes reimbursements recognized for costs related to shared engineering and development activities performed under the product and platform sharing agreement that is part of our industrial alliance.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 13. Other Transactions with Related Parties —Continued

U.S. Treasury

Effective July 21, 2011, the U.S. Treasury is no longer deemed to be a related party as a result of Fiat acquiring beneficial ownership of all of the membership interests in the Company held by the U.S. Treasury.

Related party transactions with the U.S. Treasury disclosed below are related to transactions during the three months ended March 31, 2011, and are limited to activities related to individual contractual agreements and not statutory requirements, such as taxes.

Interest expense on financial resources provided by the U.S. Treasury totaled $144 million for the three months ended March 31, 2011. Interest expense included payable-in-kind interest of $17 million for the three months ended March 31, 2011, all of which was capitalized as additional debt in accordance with the loan agreements.

Related Party Summary

Amounts due from and to related parties were as follows (in millions of dollars):

	00000000	00000000	00000000	00000000
	March 31, 2012
	VEBA Trust	Fiat and Related Parties	Other	Total
Amounts due from related parties (included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets)	$—	$843	$9	$852

Amounts due to related parties (included in Accrued Expenses and Other Liabilities)	$329	$413	$6	$748
Financial liabilities to related parties (included in Financial Liabilities)	4,206	—	5	4,211

Total due to related parties	$4,535	$413	$11	$4,959

	00000000	00000000	00000000	00000000
	December 31, 2011
	VEBA Trust	Fiat and Related Parties	Other	Total
Amounts due from related parties (included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets)	$—	$978	$12	$990

Amounts due to related parties (included in Accrued Expenses and Other Liabilities)	$220	$374	$7	$601
Financial liabilities to related parties (included in Financial Liabilities)	4,193	—	5	4,198

Total due to related parties	$4,413	$374	$12	$4,799

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

Key initiatives for Old Carco’s restructuring actions included workforce reductions, elimination of excess production capacity, refinements to its product portfolio and restructuring of international distribution operations. To eliminate excess production capacity, Old Carco eliminated manufacturing work shifts, reduced line speeds at certain manufacturing facilities, adjusted volumes at stamping and powertrain facilities and idled certain manufacturing plants. Old Carco’s restructuring actions also included the cancellation of five existing products from its portfolio, discontinued development on certain previously planned product offerings and the closure of certain parts distribution centers in the U.S. and Canada. We will continue to execute the remaining actions under Old Carco’s restructuring initiatives over the next year. The remaining actions principally include the completion of the activities associated with the idling of two manufacturing facilities and the restructuring of our international distribution operations, the plans of which have been refined, including the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization. Costs associated with these remaining actions include, but are not limited to: employee severance, relocations, legal claims, and other international dealer network related costs. The remaining workforce reductions will affect represented and non-represented hourly and salaried employees and will be achieved through a combination of retirements, special programs, attrition and involuntary separations.

We recorded charges, net of discounting, of less than $1 million and $14 million for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012, the charges primarily included costs associated with employee relocations for previously announced restructuring initiatives. During the three months ended March 31, 2011, the charges primarily related to costs associated with workforce reductions and plant deactivations for previously announced restructuring initiatives.

We made refinements to existing reserve estimates resulting in net reductions of $14 million and $3 million for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012, the adjustments related to decreases in the expected workforce reduction costs, as well as legal claim reserves as a result of management’s adequacy reviews. These reviews took into consideration the status of the restructuring actions and the estimated costs to complete the actions. During the three months ended March 31, 2011, the reserve adjustments related to changes in the expected workforce reduction costs as a result of management’s adequacy reviews.

The restructuring charges and reserve adjustments are included in Restructuring (Income) Expenses, Net in the accompanying Condensed Consolidated Statements of Income and would have otherwise been reflected in Cost of Sales.

Additional charges of approximately $3 million related to employee relocations are expected to be recognized during the remainder of 2012. We anticipate that the total costs we will incur related to these restructuring activities, including the initial assumption of the $554 million obligation from Old Carco, will be $582 million, including $364 million related to employee termination benefits and $218 million of other costs. We expect to make payments of approximately $135 million over the next year.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 14. Restructuring Actions —Continued

Restructuring reserves are included in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets. The following summarizes the restructuring reserves activity (in millions of dollars):

	Three Months Ended March 31,
	2012			2011
	Workforce Reductions	Other	Total	Workforce Reductions	Other	Total
Balance at beginning of period	$29	$121	$150	$79	$160	$239
Charges	—	—	—	7	7	14
Adjustments to reserve estimates	(2)	(12)	(14)	(3)	—	(3)
Payments	(1)	(5)	(6)	(18)	(6)	(24)
Amounts recognized and transferred to employee benefit plans	—	—	—	(1)	—	(1)
Other, including currency translation	—	2	2	(1)	2	1

Balance at end of period	$26	$106	$132	$63	$163	$226

Note 15. Venezuelan Currency Regulations

The functional currency of Chrysler de Venezuela (“CdV”), our wholly owned subsidiary in Venezuela, is the U.S. dollar (“USD”). Pursuant to certain Venezuelan foreign currency exchange control regulations, the Central Bank of Venezuela centralizes all foreign currency transactions in the country. Under these regulations, the purchase and sale of foreign currency must be made through the Commission for the Administration of Foreign Exchange (“CADIVI”). As a result, we remeasure assets and liabilities denominated in Venezuelan bolivar fuerte (“BsF”), at the official CADIVI rate of 4.30 BsF per USD.

As of March 31, 2012 and December 31, 2011, the net monetary assets of CdV denominated in BsF were 1,445 million ($336 million USD) and 1,167 million ($271 million USD), respectively, which included cash and cash equivalents denominated in BsF of 1,562 million ($363 million USD) and 1,253 million ($291 million USD), respectively.

Note 16. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements

Chrysler Group LLC (“Parent”), CG Co-Issuer Inc. (“CG Co-Issuer”), a special purpose finance subsidiary, and certain of our wholly-owned U.S. subsidiaries (the “Guarantors”) fully and unconditionally guarantee our Notes on a joint and several basis. CG Co-Issuer does not have any operations, assets, liabilities (other than the Notes) or revenues. CG Co-Issuer and each of the guarantors also guarantee the senior credit facilities.

The following condensed consolidating financial statements present financial data for (i) the Parent; (ii) the combined Guarantors; (iii) the combined Non-Guarantors (all subsidiaries that are Non-Guarantors); (iv) consolidating adjustments to arrive at the information for the Parent, Guarantors and Non-Guarantors on a consolidated basis; and (v) the consolidated financial results for Chrysler Group.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 16. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Statements of Income (in millions of dollars):

	Three Months Ended March 31, 2012
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$16,933	$2,351	$9,412	$(12,337)	$16,359
Cost of sales	14,792	2,347	8,995	(12,343)	13,791

GROSS MARGIN	2,141	4	417	6	2,568
Selling, administrative and other expenses	945	48	159	68	1,220
Research and development expenses, net	580	—	9	—	589
Restructuring income, net	(1)	(13)	—	—	(14)
Interest expense	250	3	36	(12)	277
Interest income	(4)	—	(6)	—	(10)

INCOME (LOSS) BEFORE INCOME TAXES	371	(34)	219	(50)	506
Income tax expense	—	—	33	—	33
Equity in net (income) loss of subsidiaries	(102)	(7)	—	109	—

NET INCOME (LOSS)	473	(27)	186	(159)	473
Other comprehensive (loss) income	(75)	—	7	(7)	(75)

TOTAL COMPREHENSIVE INCOME (LOSS)	$398	$(27)	$193	$(166)	$398

	Three Months Ended March 31, 2011
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$12,927	$992	$7,937	$(8,732)	$13,124
Cost of sales	11,388	935	7,494	(8,740)	11,077

GROSS MARGIN	1,539	57	443	8	2,047
Selling, administrative and other expenses	952	44	147	42	1,185
Research and development expenses, net	349	—	5	—	354
Restructuring expense, net	6	5	—	—	11
Interest expense	278	—	81	(11)	348
Interest income	(4)	—	(7)	—	(11)

INCOME (LOSS) BEFORE INCOME TAXES	(42)	8	217	(23)	160
Income tax expense	2	—	40	2	44
Equity in net (income) loss of subsidiaries	(160)	(7)	—	167	—

NET INCOME (LOSS)	116	15	177	(192)	116
Other comprehensive (loss) income	(48)	—	16	(16)	(48)

TOTAL COMPREHENSIVE INCOME (LOSS)	$68	$15	$193	$(208)	$68

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 16. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Balance Sheets (in millions of dollars):

	March 31, 2012
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$8,329	$336	$2,591	$—	$11,256
Restricted cash	101	—	4	—	105
Trade receivables, net	675	290	427	—	1,392
Inventories	2,926	74	1,653	(167)	4,486
Prepaid expenses and other assets
Due from subsidiaries	—	—	825	(825)	—
Other	350	724	333	—	1,407
Deferred taxes	—	—	10	2	12

TOTAL CURRENT ASSETS	12,381	1,424	5,843	(990)	18,658
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	9,438	607	4,409	(142)	14,312
Equipment on operating leases, net	723	275	270	—	1,268

TOTAL PROPERTY AND EQUIPMENT	10,161	882	4,679	(142)	15,580
OTHER ASSETS:
Advances to related parties and other financial assets
Due from subsidiaries	1,030	—	99	(1,129)	—
Other	50	—	8	—	58
Investment in subsidiaries	2,045	104	—	(2,149)	—
Restricted cash	332	—	12	—	344
Goodwill	1,361	—	—	—	1,361
Other intangible assets, net	3,223	27	1,063	(978)	3,335
Prepaid expenses and other assets	296	7	125	—	428
Deferred taxes	—	—	27	—	27

TOTAL OTHER ASSETS	8,337	138	1,334	(4,256)	5,553

TOTAL ASSETS	$30,879	$2,444	$11,856	$(5,388)	$39,791

CURRENT LIABILITIES:
Trade liabilities	$7,233	$197	$2,734	$—	$10,164
Accrued expenses and other liabilities
Due to subsidiaries	1,363	563	—	(1,926)	—
Other	5,454	91	2,424	—	7,969
Current maturities of financial liabilities
Due to subsidiaries	26	—	68	(94)	—
Other	98	—	122	—	220
Deferred revenue	891	52	104	—	1,047
Deferred taxes	—	—	74	—	74

TOTAL CURRENT LIABILITIES	15,065	903	5,526	(2,020)	19,474
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	10,266	212	2,341	—	12,819
Financial liabilities
Due to subsidiaries	—	237	—	(237)	—
Other	10,708	—	1,685	—	12,393
Deferred revenue	452	68	163	—	683
Deferred taxes	28	—	30	4	62

TOTAL LONG-TERM LIABILITIES	21,454	517	4,219	(233)	25,957
MEMBERS’ INTEREST (DEFICIT):
Membership interests	—	—	409	(409)	—
Contributed capital	2,654	1,643	1,927	(3,570)	2,654
Accumulated income (losses)	(3,781)	(619)	707	(88)	(3,781)
Accumulated other comprehensive loss	(4,513)	—	(932)	932	(4,513)

TOTAL MEMBERS’ INTEREST (DEFICIT)	(5,640)	1,024	2,111	(3,135)	(5,640)

TOTAL LIABILITIES AND MEMBERS’ INTEREST (DEFICIT)	$30,879	$2,444	$11,856	$(5,388)	$39,791

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 16. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Balance Sheets (in millions of dollars) —Continued:

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 16. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Statements of Cash Flows (in millions of dollars):

	Three Months Ended March 31, 2012
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,846	$30	$981	$(253)	$2,604

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(687)	(10)	(227)	—	(924)
Proceeds from disposals of property, plant and equipment	1	—	—	—	1
Purchases of equipment on operating leases	—	(4)	—	—	(4)
Proceeds from disposals of equipment on operating leases	—	3	28	—	31
Change in restricted cash	12	—	—	—	12

NET CASH USED IN INVESTING ACTIVITIES	(674)	(11)	(199)	—	(884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Tranche B Term Loan	(8)	—	—	—	(8)
Repayments of Auburn Hills Headquarters loan	—	—	(12)	—	(12)
Repayments of Gold Key Lease financing	—	—	(20)	—	(20)
Net repayments of other financial liabilities	(15)	—	(9)	—	(24)
Distribution for state tax withholding obligations on behalf of members	(1)	—	—	—	(1)
Dividends issued to subsidiaries	—	(6)	(36)	42	—
Net increase (decrease) in loans to subsidiaries	(224)	1	12	211	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(248)	(5)	(65)	253	(65)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Net change in cash and cash equivalents	924	14	717	—	1,655
Cash and cash equivalents at beginning of period	7,405	322	1,874	—	9,601

Cash and cash equivalents at end of period	$8,329	$336	$2,591	$—	$11,256

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 16. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Statements of Cash Flows (in millions of dollars) —Continued:

	0000000000	0000000000	0000000000	0000000000	0000000000
	Three Months Ended March 31, 2011
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$2,069	$(38)	$1,206	$(120)	$3,117

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(280)	(46)	(233)	—	(559)
Proceeds from disposals of property, plant and equipment	—	10	1	—	11
Purchases of equipment on operating leases	—	(12)	—	—	(12)
Proceeds from disposals of equipment on operating leases	—	10	201	—	211
Change in restricted cash	29	—	163	—	192
Change in loans and notes receivable	1	—	2	—	3

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(250)	(38)	134	—	(154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Auburn Hills Headquarters loan	—	—	(3)	—	(3)
Repayments of Gold Key Lease financing	—	—	(434)	—	(434)
Net repayments of other financial liabilities	(14)	—	(1)	—	(15)
Dividends issued to subsidiaries	—	—	(34)	34	—
Net increase (decrease) in loans to subsidiaries	(108)	36	(14)	86	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(122)	36	(486)	120	(452)

Effect of exchange rate changes on cash and cash equivalents	—	—	19	—	19
Net change in cash and cash equivalents	1,697	(40)	873	—	2,530
Cash and cash equivalents at beginning of period	4,871	81	2,395	—	7,347

Cash and cash equivalents at end of period	$6,568	$41	$3,268	$—	$9,877

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our financial condition and operating results should be read together with our accompanying condensed consolidated financial statements and our 2011 Annual Report on Form 10-K , or 2011 Form 10-K, filed with the U.S. Securities and Exchange Commission, or SEC.

Selected Financial and Other Data

The following sets forth selected financial and other data for the periods presented:

	Three Months Ended March 31,
	2012	Percentage of Revenues	2011	Percentage of Revenues
	(in millions of dollars)
Condensed Consolidated Statements of Income Data:
Revenues, net	$16,359	100.0%	$13,124	100.0%
Gross margin	2,568	15.7%	2,047	15.6%
Selling, administrative and other expenses	1,220	7.5%	1,185	9.0%
Research and development expenses, net	589	3.6%	354	2.7%
Interest expense	277	1.7%	348	2.7%
Net income	473	2.9%	116	0.9%

	March 31, 2012	December 31, 2011
	(in millions of dollars)
Condensed Consolidated Balance Sheets Data:
Cash and cash equivalents	$ 11,256	$ 9,601
Restricted cash	449	461
Total assets	39,791	37,543
Current maturities of financial liabilities	220	230
Long-term financial liabilities	12,393	12,344
Members’ deficit	(5,640)	(6,035)

	Three Months Ended March 31,
	2012	2011
	(in millions of dollars)
Condensed Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in):
Operating activities	$ 2,604	$ 3,117
Investing activities	(884)	(154)
Financing activities	(65)	(452)

Other Financial Information:
Depreciation and amortization expense	$ 668	$ 701
Capital expenditures	924	559

Other Statistical Information:
Net worldwide factory shipments (in thousands) (1)	619	478
Worldwide vehicle sales (in thousands) (2)	523	394
U.S. dealer inventory at period end (in thousands)	347	302
Number of employees at period end	58,780	53,396

(1)	Represents vehicle sales to our dealers, distributors and fleet customers adjusted for Guaranteed Depreciation Program, or GDP, activity during the period. For additional information refer to Results of Operations – Worldwide Factory Shipments.
(2)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.

Overview of our Operations

Chrysler Group was formed on April 28, 2009 as a Delaware limited liability company. Our current members are Fiat, which holds a 58.5 percent ownership interest in us, and the United Auto Workers’ Retiree Medical Benefits Trust, or the VEBA Trust, which holds the remaining ownership interest in us. We design, engineer, manufacture, distribute and sell vehicles under the brand names Chrysler, Jeep, Dodge and Ram. As part of our industrial alliance with Fiat, we also manufacture Fiat vehicles in North America, which we distribute for ourselves throughout North America and sell to Fiat for distribution outside North America. We generate revenues, income and cash primarily from our sales of these vehicles, as well as automotive service parts and accessories under the Mopar brand name, to dealers and distributors for sale to retail customers and fleet customers, which include rental car companies, commercial fleet customers, leasing companies and government entities. The majority of our operations, employees, independent dealers and sales are in North America, primarily in the U.S. Approximately 10 percent of our vehicle sales in 2011 were outside North America, principally in South America, Asia Pacific and Europe. Vehicle, service parts and accessories sales outside of North America are primarily through wholly-owned, affiliated or independent distributors and dealers. In June 2011, Fiat became the general distributor of our vehicles and service parts in Europe, selling our products through a network of newly appointed dealers.

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

Fiat Ownership Interest

During the three months ended March 31, 2012, Fiat’s ownership interest in the Company increased 5 percent on a fully-diluted basis upon our achievement of the third and final Class B Event described in our governance documents. In January 2012, we notified the United States Department of Treasury, or U.S. Treasury, that we irrevocably committed to begin assembly of a vehicle based on a Fiat platform or vehicle technology that has a verified unadjusted combined fuel economy of at least 40 miles per gallon in commercial quantities in a production facility in the U.S. This was achieved with a pre-production version of the all new Dodge Dart, which is produced at our assembly plant in Belvidere, Illinois. As a result, Fiat’s ownership interest in the Company increased from 53.5 percent on a fully-diluted basis to 58.5 percent.

Vehicle Sales

The following summarizes our new vehicle sales by geographic market for the periods presented. Vehicles manufactured by Chrysler Group for other companies, including for Fiat, are excluded from our new vehicle sales.

	$XXX,X	$XXX,X	$XXX,X	$XXX,X	$XXX,X	$XXX,X
	Three Months Ended March 31,
	2012 (1)(2)			2011 (1)(2)
	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)
	(vehicles in thousands)
U. S.	398	3,539	11.2%	287	3,112	9.2%
Canada	56	371	15.0%	50	340	14.7%
Mexico	20	241	8.3%	20	218	9.3%

Total North America	474	4,151	11.4%	357	3,670	9.7%

Rest of World	49			37

Total Worldwide	523			394

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.
(2)	The Company’s estimated industry and market share data presented are based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight, Ward’s Automotive and R.L. Polk Data.
(3)	Percentages are calculated based on the unrounded vehicle sales volume for Chrysler Group and the industry.

The following summarizes the total U.S. industry sales of new motor vehicles of domestic and foreign models and our relative competitive position for the periods presented. Vehicles manufactured by Chrysler Group for other companies, including for Fiat, are excluded from our new vehicle sales.

	Three Months Ended March 31,
	2012 (1)(2)			2011 (1)(2)
	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)
	(vehicles in thousands)
Cars
Small	12	699	1.8%	10	584	1.7%
Mid-size	50	682	7.3%	23	574	4.0%
Full-size	42	222	19.1%	20	204	9.6%
Sport	16	160	9.8%	11	134	8.0%

Total Cars	120	1,763	6.8%	64	1,496	4.3%
Minivans	64	132	48.4%	52	120	43.1%
Utility Vehicles	146	1,057	13.8%	115	984	11.7%
Pick-up Trucks	65	440	14.8%	54	392	13.8%
Van & Medium-Duty Truck	3	147	2.0%	2	120	2.2%

Total Vehicles	398	3,539	11.2%	287	3,112	9.2%

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.
(2)	The Company’s estimated industry and market share data presented are based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight, Ward’s Automotive and R.L. Polk Data.
(3)	Percentages are calculated based on the unrounded vehicle sales volume for Chrysler Group and the industry.

Cyclical Nature of Business

As is typical in the automotive industry, our vehicle sales are highly sensitive to general economic conditions, availability of affordably priced financing for dealers and retail customers and other external factors, including fuel prices, and as a result may vary substantially from quarter to quarter and year to year. Retail customers tend to delay the purchase of a new vehicle when disposable income and consumer confidence are low. In addition, our vehicle production volumes and related revenues may vary from month to month, sometimes due to plant shutdowns, which may occur for several reasons, including production changes from one model year to the next. Model year changeovers occur throughout the year. Plant shutdowns, whether associated with model year changeovers or other factors, such as temporary supplier interruptions, can have a negative impact on our revenues and a negative impact on our working capital as we continue to pay suppliers under standard contract terms while we do not receive proceeds from vehicle sales.

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

	Three Months Ended March 31,		Increase (Decrease)
	2012	2011
	(vehicles in thousands)
Retail	458	375	83
Fleet	149	110	39

Worldwide Factory Shipments	607	485	122
Adjust for GDP activity during the period:
Less: Vehicles shipped	(17)	(25)	8
Plus: Vehicles auctioned	29	18	11

Net Worldwide Factory Shipments	619	478	141

Consolidated Results

The following is a discussion of the results of operations for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The discussion of certain line items (cost of sales, gross margin, selling, administrative and other expenses, and research and development expenses) includes a presentation of such line items as a percentage of revenues, for the respective periods presented, to facilitate the discussion of the three months ended March 31, 2012 compared to the same period in 2011.

Revenues, Net

	Three Months Ended March 31,		Increase (Decrease)
	2012	2011
	(in millions of dollars)
Revenues, net	$16,359	$13,124	$3,235 24.6%

Revenues for the three months ended March 31, 2012 increased $3,235 million as compared to the three months ended March 31, 2011, approximately $3.6 billion of which was attributable to an increase in our net worldwide factory shipments from 478 thousand vehicles for the three months ended March 31, 2011 to 619 thousand vehicles for the three months ended March 31, 2012. The 29 percent period over period increase in our shipments was primarily driven by increased demand for our vehicles, as evidenced by an increase in our U.S. retail market share from 9.2 percent for the three months ended March 31, 2011 to 11.2 percent for the three months ended March 31, 2012. In addition, the increase in shipments was due to the continuing improvement in the U.S. automotive market, which experienced a 14 percent increase in industry vehicle sales from the three months ended March 31, 2011 to the three months ended March 31, 2012. Approximately $300 million of the revenue increase was attributable to more favorable pricing of our 2012 model year vehicles as compared to the prior model year. These increases were partially offset by a $700 million decrease in revenues due to a shift in sales mix from trucks, SUVs, crossovers and minivans to passenger cars. The shift in sales mix was also attributable to the percentage increase in fleet shipments, as well as contract manufacturing sales to Fiat, exceeding the percentage increase in retail shipments. Typically, the average revenue per vehicle for fleet shipments is lower than the average revenue per vehicle for retail shipments as our retail customers tend to purchase vehicles with more optional features.

Cost of Sales

	Three Months Ended March 31,				Increase (Decrease)
	2012	Percentage of Revenues	2011	Percentage of Revenues
	(in millions of dollars)
Cost of sales	$13,791	84.3%	$11,077	84.4%	$2,714 24.5%
Gross margin	$2,568	15.7%	$2,047	15.6%	$521 25.5%

Fluctuations in our cost of sales are driven primarily by the number of vehicles we produce and sell. We procure a variety of raw materials, parts, supplies, utilities, transportation and other services from numerous suppliers to manufacture our vehicles, parts and accessories, primarily on a purchase order basis. The raw materials we use typically consist of steel, aluminum, resin, copper, lead and precious metals including platinum, palladium and rhodium.

The cost of materials and components makes up a majority of our cost of sales, which was approximately 77 percent and 73 percent in the three months ended March 31, 2012 and 2011, respectively. The remaining costs primarily include labor costs consisting of direct and indirect wages and fringe benefits, depreciation and amortization, and transportation costs. Cost of sales also includes warranty and product-related costs and depreciation expense related to our GDP vehicles. The period over period percentage increase in the cost of materials and components is mainly due to additional costs associated with our continuing investments in vehicle components and enhancements, such as upgraded media and stereo components, improved engine technologies and upgraded interiors.

Cost of sales for the three months ended March 31, 2012 increased $2,714 million as compared to the same period in 2011 primarily due to higher production volumes in connection with the increased vehicle shipments described above, which accounted for approximately $2.8 billion of the increase. In addition, material costs for the three months ended March 31, 2012, increased approximately $100 million as compared to the same period in 2011 mainly due to enhanced features and content in our 2012 model year vehicles. At the same time, the shift in sales mix noted above had a favorable impact on our cost of sales, as our fleet customers generally purchased vehicles with fewer optional features, resulting in lower costs for these vehicles.

Price increases for certain raw materials had a negative impact on our cost of sales of approximately $200 million, however, we were able to partially offset these price increases by achieving certain cost savings, principally from commercial re-negotiations and technical efficiencies, such as modifying the material content of a part. During the three months ended March 31, 2012, we also recognized insurance recoveries totaling $72 million related to losses sustained due to supply disruptions that had occurred during 2011.

Selling, Administrative and Other Expenses

	Three Months Ended March 31,				Increase (Decrease)
	2012	Percentage of Revenues	2011	Percentage of Revenues
	(in millions of dollars)
Selling, administrative and other expenses	$1,220	7.5%	$1,185	9.0%	$35 3.0%

Selling, administrative and other expenses include personnel, advertising, warehousing and other costs. The increase in selling, administrative and other expenses during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily due to an increase in advertising expenses of approximately $40 million. The increase was principally due to our continuing effort to build consumer interest in our products through brand focused and vehicle specific advertising campaigns.

Research and Development Expenses, net

	Three Months Ended March 31,				Increase (Decrease)
	2012	Percentage of Revenues	2011	Percentage of Revenues
	(in millions of dollars)
Research and development expenses, net	$589	3.6%	$354	2.7%	$235 66.4%

Research and development expenses consist of material costs and personnel related expenses associated with engineering, design and development. Our research and development spending has been focused on improving the quality of our vehicles and reducing the time-to-market of new vehicles. Our efforts entail both short-term improvements related to existing vehicles, which include easily recognizable and extensive upgrades to vehicle interiors, and longer term product and powertrain programs. Our research and development expenses for the three months ended March 31, 2012 and 2011, are net of $18 million and $10 million, respectively, of reimbursements recognized for costs related to shared engineering and development activities performed under the product and platform sharing agreement that is part of our industrial alliance with Fiat.

The increase in research and development expenses for the three months ended March 31, 2012, as compared to the same period in 2011, was primarily due to increased spending for direct and indirect materials related to mid-cycle actions, principally the Ram truck lineup, as well as joint development programs with Fiat including the Compact U.S. Wide platform. To support these efforts, we have increased our average headcount for research and development by approximately 25 percent period over period, while also increasing the average headcount of our temporary contract workers by approximately 27 percent period over period to meet specialized needs.

Interest Expense

	Three Months Ended March 31,		Increase (Decrease)
	2012	2011
	(in millions of dollars)
Interest expense	$277	$348	$ (71) (20.4)%

Interest expense for the three months ended March 31, 2012 and 2011 included the following:

	Three Months Ended March 31,
	2012	2011
	(in millions of dollars)
Financial Interest Expense:
VEBA Trust Note	$109	$105
2019 and 2021 Notes	65	—
Tranche B Term Loan	45	—
Canadian Health Care Trust Notes	23	22
Mexican development banks credit facilities	14	10
U.S. Treasury first lien credit facilities	—	127
Export Development Canada credit facilities	—	28
Other	14	16
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	31	58
Payable-in-kind interest	—	17
Capitalized interest related to capital expenditures	(24)	(35)

Total	$277	$348

The decrease in interest expense for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily due to the interest savings achieved as a result of our debt refinancing transaction in May 2011. In that transaction, we repaid our outstanding obligations under the U.S. Treasury and Export Development Canada, or EDC, credit facilities and entered into a Senior Secured Tranche B term loan, or the Tranche B Term Loan, and issued secured senior notes due in 2019 and 2021. The interest savings are due to the Tranche B Term Loan and the secured senior notes due in 2019 and 2021 having lower effective interest rates than the U.S. Treasury and EDC credit facilities.

Liquidity and Capital Resources

Liquidity Overview

We require significant liquidity in order to meet our obligations and fund our business plan. Short-term liquidity is required to purchase raw materials, parts and components required for vehicle production, and to fund selling, administrative, research and development, and other expenses. In addition to our general working capital needs, we expect to use significant amounts of cash for the following purposes: (i) capital expenditures to support our existing and future products; (ii) principal and interest payments under our financial obligations and (iii) pension and other postretirement employee benefits, or OPEB, payments. Our capital expenditures are estimated to be approximately $3 billion for the remainder of 2012, which we plan to fund with cash generated primarily from our operating activities.

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

Any actual or perceived limitations of our liquidity may affect the ability or willingness of counterparties, including dealers, suppliers and financial service providers, to do business with us, or require us to restrict additional amounts of cash to provide collateral security for our obligations. Our liquidity levels are subject to a number of risks and uncertainties, including those described above in —Forward-Looking Statements, and in Item 1A – Risk Factors in our 2011 Form 10-K.

Total Available Liquidity

At March 31, 2012, our total available liquidity was $12,556 million, including $1,300 million available to be borrowed under our revolving credit facility that matures in May 2016, or the Revolving Facility. We may access these funds subject to the conditions of our senior credit facilities, which includes the Tranche B Term Loan and the Revolving Facility, or the Senior Credit Facilities. The proceeds from the Revolving Facility may be used for general corporate and/or working capital purposes. The terms of our Senior Credit Facilities require us to maintain a minimum liquidity of $3.0 billion inclusive of any amounts undrawn on our Revolving Facility. Total available liquidity includes cash and cash equivalents, which are subject to intra-month, foreign exchange and seasonal fluctuations. Restricted cash is not included in our presentation of total available liquidity. The following summarizes our total available liquidity:

	March 31, 2012	December 31, 2011
	(in millions of dollars)
Cash and cash equivalents (1)	$11,256	$9,601
Revolving Facility availability (2)	1,300	1,300

Total Available Liquidity	$12,556	$10,901

(1)	The foreign subsidiaries for which we have elected to permanently reinvest earnings outside of the U.S. held $1.1 billion and $0.7 billion of cash and cash equivalents as of March 31, 2012 and December 31, 2011, respectively. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these subsidiaries, as the earnings are permanently reinvested. However, if we determine, in the future, that it is necessary to repatriate these funds or we sell or liquidate any of these subsidiaries, we may be required either to pay taxes, even though we are not currently a taxable entity for U.S. federal income tax purposes, or make distributions to our members to pay taxes associated with the repatriation or the sale or liquidation of these subsidiaries. We may also be required to accrue and pay withholding taxes, depending on the foreign jurisdiction from which the funds are repatriated.
(2)	Prior to the final maturity date of the Senior Credit Facilities, we have the option to increase the amount of these facilities in an aggregate principal amount not to exceed $1.2 billion, either through an additional term loan, an increase in the Revolving Facility or a combination of both.

The increase of $1,655 million in total available liquidity from December 31, 2011 to March 31, 2012, reflects a $1,655 million increase in cash and cash equivalents resulting from net cash provided by operating activities of $2,604 million, offset by net cash used in investing activities of $884 million and net cash used in financing activities of $65 million. Refer to —Cash Flows below, for additional information regarding our changes in cash and cash equivalents.

Secured Senior Notes Exchange Offer

In connection with our May 24, 2011 offering of $1.5 billion of 8 percent secured senior notes due 2019, or Original 2019 Notes, and $1.7 billion of 8 1/4 percent secured senior notes due 2021, or Original 2021 Notes, collectively referred to as the Original Notes, we entered into a registration rights agreement with the initial purchasers of the Original Notes. In the registration rights agreement, we agreed to register notes having substantially identical terms as the Original Notes with the SEC as part of an offer to exchange freely tradable exchange notes for the Original Notes. On December 29, 2011, and subject to the terms and conditions set forth in our prospectus, we commenced an offer to exchange our new 8 percent secured senior notes due 2019, or 2019 Notes, for the outstanding Original 2019 Notes and our new 8  1/4 percent secured senior notes due 2021, or 2021 Notes, for the outstanding Original 2021 Notes. The 2019 Notes and 2021 Notes are collectively referred to as the Notes.

On February 1, 2012, our offers to exchange the Original 2019 Notes and Original 2021 Notes expired. Substantially all of the Original Notes were tendered for the 2019 Notes and 2021 Notes. The holders of the Notes received an equal principal amount of 2019 Notes for the Original 2019 Notes and an equal principal amount of 2021 Notes for the Original 2021 Notes. The form and terms of the Notes are identical in all material respects to the Original Notes, except that, the Notes do not contain restrictions on transfer.

Restricted Cash

As of March 31, 2012, we had restricted cash, which includes cash equivalents, of $449 million. Restricted cash included $261 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler AG, or Daimler, $89 million of collateral for foreign exchange and commodity hedge contracts and $99 million of collateral for standby letters of credit and other contractual agreements.

Working Capital Cycle

Our business and results of operations depend upon our ability to achieve certain minimum vehicle sales volumes. As is typical for an automotive manufacturer, we have significant fixed costs, and therefore, changes in our vehicle sales volume can have a significant effect on profitability and liquidity. We generally receive payments on sales of vehicles in North America within a few days of shipment from our assembly plants, whereas there is a lag between the time we receive parts and materials from our suppliers and the time we are required to pay for them. Therefore, during periods of increasing vehicle sales, there is generally a corresponding positive impact on our cash flow and liquidity. On the other hand, during periods in which vehicle sales decline, there is generally a corresponding negative impact on our cash flow and liquidity. In addition, the timing of our vehicle sales under our Guaranteed Depreciation Program can cause seasonal fluctuations in our working capital. Typically, the number of vehicles sold under the program peak during the second quarter and then taper off during the third quarter.

Cash Flows

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

Operating Activities —Three Months Ended March 31, 2012

For the three months ended March 31, 2012, our net cash provided by operating activities was $2,604 million and was primarily the result of:

(i)	net income of $473 million, adjusted to add back $693 million of depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts);

(ii)	a $1,607 million increase in trade liabilities, primarily due to increased production in response to increased consumer demand for our vehicles, which was consistent with the increase in our worldwide factory shipments;

(iii)	a $294 million increase in accrued sales incentives, primarily due to the increase in our worldwide factory shipments during the first quarter of 2012 versus the end of 2011;

(iv)	a $199 million increase in accrued interest, primarily due to interest on the Notes being payable semi-annually in June and December and interest on the VEBA Trust Note being payable annually in July; and

(v)	a $135 million decrease in receivables from Fiat due to collections during the period outpacing sales of vehicles to Fiat.

These increases in our net cash provided by operating activities were partially offset by:

(i)	a $547 million increase in trade receivables, primarily due to an increase in our worldwide factory shipments at the end of March 2012 as compared to December 2011 as a result of our annual December shutdown. We generally receive payments on sales of vehicles in North America within a few days of shipment from our assembly plants;

(ii)	a $120 million increase in inventory, primarily due to increased finished vehicle and work in process levels at March 31, 2012 versus December 31, 2011. These increases were primarily driven by the overall increase in production levels and international vehicle shipments due to greater consumer demand for our vehicles and the vehicles we manufacture for Fiat. The increase was also due to higher inventory requirements in March 2012 as compared to December 2011 due to our annual shutdown in December; and

(iii)	$100 million of pension and OPEB contributions.

Operating Activities —Three Months Ended March 31, 2011

For the three months ended March 31, 2011, our net cash provided by operating activities was $3,117 million and was primarily the result of:

(i)	net income of $116 million, adjusted to add back $763 million of depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts);

(ii)	a $2,015 million increase in trade liabilities, primarily due to increased production in response to increased consumer demand for our vehicles following the introduction of our 16 all-new or significantly refreshed vehicles, which was consistent with the increase in our worldwide factory shipments;

(iii)	$374 million in collections from Daimler related to the Daimler tax receivable;

(iv)	a $329 million increase in accrued sales incentives, primarily due to an increase in our worldwide factory shipments during the first quarter of 2011 versus the end of 2010;

(v)	a $135 million increase in accrued interest, primarily due to interest on the VEBA Trust Note being payable annually in July; and

(vi)	a $105 million increase in payables to Fiat as a result of increased purchases of parts, services and vehicles during the first quarter of 2011 as compared to the end of 2010.

These increases in our net cash provided by operating activities were partially offset by:

(i)	a $405 million increase in trade receivables, primarily due to an increase in our worldwide factory shipments at the end of March 2011 as compared to December 2010 as a result of our annual December shutdown;

(ii)	a $382 million increase in inventory, primarily due to increased finished vehicle and work in process levels at March 31, 2011 versus December 31, 2010. These increases were primarily driven by the overall increase in production levels and international vehicle shipments due to greater consumer demand for our vehicles. The increase was also due to higher inventory requirements in March 2011 as compared to December 2010 due to our annual shutdown in December; and

(iii)	$121 million of pension and OPEB contributions.

Investing Activities —Three Months Ended March 31, 2012

For the three months ended March 31, 2012, our net cash used in investing activities was $884 million and was primarily the result of:

(i)	$924 million of capital expenditures to support our existing and future products.

These cash outflows were partially offset by:

(i)	$31 million of proceeds from disposals of equipment on operating leases, primarily related to our Gold Key Lease vehicle lease portfolio; and

(ii)	a $12 million decrease in restricted cash, primarily due to reduced collateral requirements as a result of positive mark to market adjustments during the period.

Investing Activities —Three Months Ended March 31, 2011

For the three months ended March 31, 2011, our net cash used in investing activities was $154 million and was primarily the result of:

(i)	$559 million of capital expenditures to support our existing and future products.

These cash outflows were partially offset by:

(i)	$211 million of proceeds from disposals of equipment on operating leases, primarily related to our Gold Key Lease vehicle lease portfolio; and

(ii)	a $192 million decrease in restricted cash. The decrease in restricted cash was primarily the result of the release of $167 million of collateral associated with the Gold Key Lease vehicle lease portfolio, which was used to pay down an equivalent amount outstanding on our Gold Key Lease credit facility. The decrease was also due to the release of initial margin collateral requirements for foreign exchange and commodity hedge contracts.

Financing Activities —Three Months Ended March 31, 2012

For the three months ended March 31, 2012, our net cash used in financing activities was $65 million and was primarily the result of:

(i)	$44 million of debt repayments, including $12 million related to the Auburn Hills Headquarters loan, $8 million related to the Tranche B Term Loan and $24 million related to capital leases and other financial obligations; and

(ii)	$20 million of repayments of our Gold Key Lease financing obligations, (Gold Key Lease program proceeds used to fund these payments are included in operating and investing activities).

Financing Activities —Three Months Ended March 31, 2011

For the three months ended March 31, 2011, our net cash used in financing activities was $452 million and was primarily the result of:

(i)	$434 million of repayments of our Gold Key Lease financing obligations; and

(ii)	$18 million of other debt repayments.

Net Industrial Debt

Our calculation of Gross and Net Industrial Debt, as well as a detailed discussion of these measures, is included in —Non-GAAP Financial Measures —Gross and Net Industrial Debt.

Our Net Industrial Debt decreased by $1,596 million from $2,932 million at December 31, 2011 to $1,336 million at March 31, 2012, primarily due to a $1,655 million increase in cash and cash equivalents. Refer to —Cash Flows above for additional information regarding the increase in our cash and cash equivalents for the three months ended March 31, 2012.

Free Cash Flow

Our calculation of Free Cash Flow, as well as a detailed discussion of this measure, is included in —Non-GAAP Financial Measures —Free Cash Flow.

Free Cash Flow for the three months ended March 31, 2012 and three months ended March 31, 2011 totaled $1,700 million and $2,526 million, respectively.

The decrease in Free Cash Flow from 2011 to 2012 was primarily due to a:

(i)	$513 million decrease in our cash generated from operations. Refer to —Cash Flows above for additional information regarding the change in our cash generated from operations;

(ii)	$365 million increase in our capital expenditures; and

(iii)	$180 million reduction in proceeds from disposals of equipment on operating leases, primarily related to our Gold Key Lease vehicle lease portfolio.

These decreases were partially offset by a:

(i)	$414 million reduction in repayments on our Gold Key Lease financing obligations, primarily due to the significant reduction in the related outstanding obligations, which is consistent with the wind down of the program; and

(ii)	$180 million increase in restricted cash.

Daimler Tax Receivable

During the three months ended March 31, 2011, we received $374 million of reimbursements from Daimler related to payments previously made by us which had been applied by the Canada Revenue Agency and the Provincial Tax Authorities in relation to additional taxes assessed to Chrysler Canada, Inc. for transfer pricing adjustments. No such reimbursements were received during the three months ended March 31, 2012. Refer to our 2011 Form 10-K for further discussion regarding the Canadian transfer pricing matter.

Defined Benefit Pension Plans and OPEB Plans —Contributions

During the three months ended March 31, 2012, employer contributions to our funded pension plans amounted to $45 million. Employer contributions to our funded pension plans are expected to be $596 million for the remainder of 2012, of which discretionary contributions of $259 million will be made to the U.S. plans and $320 million will be made to our Canadian plans to satisfy minimum funding requirements. Employer contributions to our unfunded pension and OPEB plans amounted to $4 million and $51 million, respectively, for the three months ended March 31, 2012. Employer contributions to our unfunded pension and OPEB plans are expected to be $6 million and $137 million, respectively, for the remainder of 2012, which represents the expected benefit payments to participants.

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

These financial measures may not be comparable to other similarly titled measures of other companies and are not an alternative to net income (loss) or income (loss) from operations as calculated and presented in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. These measures should not be used as a substitute for any U.S. GAAP financial measures.

Adjusted Net Income (Loss)

Adjusted Net Income (Loss) is defined as net income (loss) excluding the impact of infrequent charges, which includes losses on extinguishment of debt. We use Adjusted Net Income (Loss) as a key indicator of the trends in our overall financial performance, excluding the impact of such infrequent charges. During the three months ended March 31, 2012 and 2011, our Adjusted Net Income equaled net income since we did not have any infrequent charges during the periods.

Modified Operating Profit (Loss)

We measure Modified Operating Profit (Loss) to assess the performance of our core operations, establish operational goals and forecasts that are used to allocate resources, and evaluate our performance period over period. Modified Operating Profit (Loss) is computed starting with net income (loss), and then adjusting the amount to (i) add back income tax expense and exclude income tax benefits, (ii) add back net interest expense (excluding interest expense related to financing activities associated with the Gold Key Lease vehicle lease portfolio), (iii) add back (exclude) all pension, OPEB and other employee benefit costs (gains) other than service costs, (iv) add back restructuring expense and exclude restructuring income, (v) add back other financial expense, (vi) add back losses and exclude gains due to cumulative change in accounting principles, and (vii) add back certain other costs, charges and expenses, which include the charges factored into the calculation of Adjusted Net Income (Loss). We also use performance targets based on Modified Operating Profit (Loss) as a factor in our incentive compensation calculations for our represented and non-represented employees.

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

The reconciliation of net income to Modified Operating Profit and Modified EBITDA is set forth below:

	Three Months Ended March 31,
	2012	2011
	(in millions of dollars)
Net income	$473	$116
Plus:
Income tax expense	33	44
Net interest expense	267	337
Net pension, OPEB and other employee benefit gains other than service costs	(21)	(37)
Restructuring (income) expenses, net	(14)	11
Other financial expense, net	2	6

Modified Operating Profit	$740	$477

Plus:
Depreciation and amortization expense	668	701
Less:
Depreciation and amortization expense for vehicles held for lease	(24)	(7)

Modified EBITDA	$1,384	$1,171

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

The following is a reconciliation of financial liabilities to Gross and Net Industrial Debt:

	March 31, 2012	December 31, 2011
	(in millions of dollars)
Financial liabilities (1)	$12,613	$12,574
Less: Gold Key Lease obligations	21	41

Gross Industrial Debt	$12,592	$12,533
Less: cash and cash equivalents	11,256	9,601

Net Industrial Debt	$1,336	$2,932

(1)	Refer to Note 7, Financial Liabilities, of our accompanying Condensed Consolidated Financial Statements for additional information regarding our financial liabilities.

Free Cash Flow

Free Cash Flow is defined as cash flows from operating and investing activities, excluding any debt related investing activities, adjusted for financing activities related to Gold Key Lease. Free Cash Flow is presented because we believe that it is used by analysts and other parties in evaluating the Company. However, Free Cash Flow does not necessarily represent cash available for discretionary activities, as certain debt obligations and capital lease payments must be funded out of Free Cash Flow. We also use performance targets based on Free

Cash Flow as a factor in our incentive compensation calculations for our non-represented employees. Free Cash Flow should not be considered as an alternative to, or substitute for, net change in cash and cash equivalents. We believe it is important to view Free Cash Flow as a complement to our entire condensed consolidated statements of cash flows.

The following is a reconciliation of Net Cash Provided by (Used in) Operating and Investing Activities to Free Cash Flow:

	Three Months Ended March 31,
	2012	2011
	(in millions of dollars)
Net Cash Provided by Operating Activities	$2,604	$3,117
Net Cash Used in Investing Activities	(884)	(154)
Investing activities excluded from Free Cash Flow:
Change in loans and notes receivables	—	(3)
Financing activities included in Free Cash Flow:
Repayments of Gold Key Lease financing	(20)	(434)

Free Cash Flow	$1,700	$2,526

Ally Repurchase Obligation

In accordance with the terms of the Ally Auto Finance Operating Agreement, or Ally Agreement, we are required to repurchase Ally Financial, Inc., or Ally, financed dealer inventory, upon certain triggering events and with certain exceptions, in the event of an actual or constructive termination of a dealer’s franchise agreement (including in certain circumstances when Ally forecloses on all assets of a dealer securing financing provided by Ally). These obligations exclude vehicles that have been damaged or altered, that are missing equipment or that have excessive mileage or an original invoice date that is more than one year prior to the repurchase date.

As of March 31, 2012, the maximum potential amount of future payments required to be made to Ally under this guarantee was approximately $7.7 billion and was based on the aggregate repurchase value of eligible vehicles financed by Ally in our U.S. and Canadian dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent the vehicles are able to be resold to another dealer. The fair value of the guarantee was less than $0.1 million at March 31, 2012, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimate reflects our actual experience. The Ally Agreement is effective through April 30, 2013, with automatic one-year renewals unless either party elects not to renew. We gave notice to Ally that we will not renew the Ally Agreement for an additional term.

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

As of March 31, 2012, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $220 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles are able to be resold to another dealer. The fair value of the guarantee was less than

$0.1 million at March 31, 2012, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimate reflects our actual experience.

Employees

The following summarizes the number of our hourly and salaried employees as of the dates noted below:

	March 31, 2012	December 31, 2011
Hourly	41,650	39,571
Salaried	17,130	16,116

Total	58,780	55,687

In the U.S. and Canada combined, most of our hourly employees and approximately one-quarter of our salaried employees are represented by unions under collective bargaining agreements. The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, or UAW, and the National Automobile, Aerospace, Transportation and General Workers Union of Canada, or CAW, represent substantially all of these represented employees in the U.S. and Canada, respectively.

Our collective bargaining agreement with the CAW expires in September 2012.

Recent Accounting Pronouncement

In May 2011, the Financial Accounting Standards Board, or FASB, issued updated guidance to achieve common fair value measurement and disclosure requirements between International Financial Reporting Standards and U.S. GAAP. The amendments clarify the FASB’s intent about the application of existing requirements and provides for changes in measuring the fair value of financial instruments that are managed within a portfolio and the application of premiums or discounts. This guidance will require us to, among other things, expand existing disclosures for recurring Level 3 fair value measurements and for those assets and liabilities not measured at fair value on the balance sheet, but for which fair value is disclosed. This guidance is effective for fiscal periods beginning after December 15, 2011, and is to be applied prospectively. We adopted this guidance as of January 1, 2012, and it did not have a material impact on our condensed consolidated financial statements.

Critical Accounting Estimates

The accompanying condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. For a discussion of our critical accounting estimates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Estimates and Item 8. Financial Statements and Supplementary Data — Note 2 —Basis of Presentation and Significant Accounting Policies included in our 2011 Form 10-K. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our exposure to financial market risks since December 31, 2011. Refer to Item 7A – Quantitative and Qualitative Disclosures about Market Risk in our 2011 Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, under the supervision and with the participation of our Chairman and Chief Executive Officer, President and Chief Operating Officer, or CEO, and our Senior Vice President and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or Exchange Act). Based upon that evaluation, our management, including our CEO and CFO, have concluded that as of the end of the period covered by this report these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2012 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings.

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

Item 6. Exhibits

Exhibit Number	Description of Documents

10.1*	Amended and Restated Chrysler Group LLC Directors’ Restricted Stock Unit Plan

31.1*	Section 302 Certification of the Chief Executive Officer

31.2*	Section 302 Certification of the Chief Financial Officer

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†ø	XBRL Instance Document

101.SCH†ø	XBRL Taxonomy Extension Schema Document

101.CAL†ø	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†ø	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†ø	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF†ø	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
†	Furnished herewith
ø	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHRYSLER GROUP LLC

Dated: May 14, 2012	By:	/s/ Richard K. Palmer
Richard K. Palmer
Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Documents

10.1*	Amended and Restated Chrysler Group LLC Directors’ Restricted Stock Unit Plan

31.1*	Section 302 Certification of the Chief Executive Officer

31.2*	Section 302 Certification of the Chief Financial Officer

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†ø	XBRL Instance Document

101.SCH†ø	XBRL Taxonomy Extension Schema Document

101.CAL†ø	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†ø	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†ø	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF†ø	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
†	Furnished herewith
ø	Submitted electronically herewith