Form 10-Q
period 2012-06-30
Chrysler Group LLC
filed 2012-08-13
CIK 1513153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 13, 2012, there were 1,061,225 Class A Membership Interests and 200,000 Class B Membership Interests issued and outstanding.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Form 10-Q for the Quarterly Period Ended June 30, 2012

INDEX

Part I – Financial Information

Unless otherwise specified, the terms “we,” “us,” “our,” “Chrysler Group” and the “Company” refer to Chrysler Group LLC and its consolidated subsidiaries, or any one or more of them, as the context may require. “Fiat” refers to Fiat S.p.A., a corporation organized under the laws of Italy, and its consolidated subsidiaries (excluding Chrysler Group) and its jointly controlled entities, or any one or more of them as the context may require.

Forward-Looking Statements

This report contains forward-looking statements that reflect our current views about future events. We use the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “will,” “intend,” “may,” “plan,” “project,” “should,” “could,” “seek,” “designed,” “potential,” “forecast,” “target,” “objective,” “goal,” or the negatives of such terms or other similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. For additional discussion of these risks, refer to Item 1A. Risk Factors in our 2011 Annual Report on Form 10-K, or 2011 Form 10-K. These factors include, but are not limited to:

•	economic weakness and weak vehicle demand, especially in North America;

•	our ability to realize benefits from our industrial alliance with Fiat;

•	our ability to increase vehicle sales outside of North America;

•	our ability to continue to regularly introduce new and significantly refreshed vehicles that appeal to consumers;

•	changes in consumer preferences that could reduce relative demand for our product offerings;

•	increases in fuel prices that may adversely impact demand for our vehicles;

•	competitive pressures that may limit our ability to manage sales incentives and achieve better pricing;

•	our lack of a captive finance company and the potential inability of our dealers and customers to obtain affordably priced financing;

•	our ability to control costs and implement cost reduction and productivity improvement initiatives;

•	disruption of production or delivery of new vehicles due to shortages of materials, including supply disruptions resulting from natural disasters, labor strikes or supplier insolvencies;

•	changes and fluctuations in the prices of raw materials, parts and components;

•	our ability to accurately forecast demand for our vehicles;

•	uncertainty relating to weak economic conditions in several European nations in which we plan to increase sales, and where Fiat, our alliance partner, is organized and derives significant revenues;

•	our substantial indebtedness and limitations on our liquidity that may limit our ability to execute our business plan;

•	changes in foreign currency exchange rates and interest rates;

•	changes in laws, regulations and government policies, particularly those relating to vehicle emissions, fuel economy and safety; and

•	the impact of vehicle defects and/or product recalls.

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

PART I – Financial Information

Item 1. Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

Chrysler Group LLC

Auburn Hills, MI

We have reviewed the accompanying condensed consolidated balance sheet of Chrysler Group LLC and subsidiaries (“the Company”) as of June 30, 2012, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2012 and 2011, and cash flows and members’ deficit for the six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan

August 13, 2012

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in millions of dollars)

		Three Months Ended June 30,		Six Months Ended June 30,
	Notes	2012	2011	2012	2011
Revenues, net		$16,795	$13,661	$33,154	$26,785
Cost of sales		14,252	11,457	28,043	22,534

GROSS MARGIN		2,543	2,204	5,111	4,251
Selling, administrative and other expenses		1,225	1,255	2,445	2,440
Research and development expenses, net		545	392	1,134	746
Restructuring (income) expenses, net	14	(34)	2	(48)	13
Interest expense	3	278	328	555	676
Interest income		(12)	(11)	(22)	(22)
Loss on extinguishment of debt	7	—	551	—	551

INCOME (LOSS) BEFORE INCOME TAXES		541	(313)	1,047	(153)
Income tax expense	8	105	57	138	101

NET INCOME (LOSS)		$436	$(370)	$909	$(254)

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited - in millions of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$436	$(370)	$909	$(254)
Other comprehensive income (loss) (1)	78	20	3	(28)

TOTAL COMPREHENSIVE INCOME (LOSS)	$514	$(350)	$912	$(282)

(1)	Net of $0 of taxes

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in millions of dollars)

	Notes	June 30, 2012	December 31, 2011
CURRENT ASSETS:
Cash and cash equivalents		$12,075	$9,601
Restricted cash	9	65	106
Trade receivables, net of allowance for doubtful accounts of $58 and $68, respectively		1,512	845
Inventories	4	4,491	4,366
Prepaid expenses and other assets		1,245	1,603
Deferred taxes		30	25

TOTAL CURRENT ASSETS		19,418	16,546
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net of accumulated depreciation of $7,149 and $6,109, respectively		14,547	13,965
Equipment on operating leases, net		1,364	1,421

TOTAL PROPERTY AND EQUIPMENT		15,911	15,386
OTHER ASSETS:
Advances to related parties and other financial assets		62	56
Restricted cash	9	342	355
Goodwill		1,361	1,361
Other intangible assets, net	5	3,313	3,371
Prepaid expenses and other assets		428	421
Deferred taxes		37	47

TOTAL OTHER ASSETS		5,543	5,611

TOTAL ASSETS		$40,872	$37,543

CURRENT LIABILITIES:
Trade liabilities		$10,287	$8,566
Accrued expenses and other liabilities	6	8,401	7,707
Current maturities of financial liabilities	7	205	230
Deferred revenue		1,141	1,171
Deferred taxes		69	73

TOTAL CURRENT LIABILITIES		20,103	17,747
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	6	12,771	12,758
Financial liabilities	7	12,302	12,344
Deferred revenue		753	653
Deferred taxes		72	76

TOTAL LONG-TERM LIABILITIES		25,898	25,831

Commitments and contingencies	9	—	—

MEMBERS’ DEFICIT:
Membership Interests
Class A Membership Interests — 1,061,225 units authorized, issued and outstanding at June 30, 2012 and December 31, 2011		—	—
Class B Membership Interests — 200,000 units authorized, issued and outstanding at June 30, 2012 and December 31, 2011		—	—
Contributed capital		2,651	2,657
Accumulated losses		(3,345)	(4,254)
Accumulated other comprehensive loss		(4,435)	(4,438)

TOTAL MEMBERS’ DEFICIT		(5,129)	(6,035)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT		$40,872	$37,543

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in millions of dollars)

		Six Months Ended June 30,
	Notes	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES		$4,342	$3,708

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets		(1,854)	(1,185)
Proceeds from disposals of property, plant and equipment		2	15
Purchases of equipment on operating leases		(6)	(23)
Proceeds from disposals of equipment on operating leases		70	465
Change in restricted cash		54	218
Change in loans and notes receivables		1	4
Proceeds from USDART	9	—	96
Other		(1)	17

NET CASH USED IN INVESTING ACTIVITIES		(1,734)	(393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of U.S. Treasury first lien credit facilities	7	—	(5,460)
Repayment of Export Development Canada credit facilities	7	—	(1,723)
Proceeds from Senior Secured Notes	7	—	3,160
Proceeds from Tranche B Term Loan	7	—	2,933
Repayments of Tranche B Term Loan		(15)	—
Repayments of Gold Key Lease financing	7	(41)	(515)
Repayments of Auburn Hills Headquarters loan		(25)	(6)
Net repayments of other financial liabilities		(44)	(58)
Debt issuance costs		—	(54)
Proceeds from Fiat’s incremental equity call option exercise	13	—	1,268
Distribution for state tax withholding obligations on behalf of members		(4)	(6)

NET CASH USED IN FINANCING ACTIVITIES		(129)	(461)

Effect of exchange rate changes on cash and cash equivalents		(5)	(26)
Net change in cash and cash equivalents		2,474	2,828
Cash and cash equivalents at beginning of period		9,601	7,347

Cash and cash equivalents at end of period		$12,075	$10,175

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Capitalized interest on Canadian Health Care Trust Notes	7	$—	$27

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT

(Unaudited - in millions of dollars)

	Notes	Contributed Capital	Accumulated Losses	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2012		$2,657	$(4,254)	$(4,438)	$(6,035)
Distribution for state tax withholding obligations on behalf of members		(3)			(3)
Net income			473		473
Total other comprehensive loss				(75)	(75)

Balance at March 31, 2012		$2,654	$(3,781)	$(4,513)	$(5,640)
Distribution for state tax withholding obligations on behalf of members		(3)			(3)
Net income			436		436
Total other comprehensive income				78	78

Balance at June 30, 2012		$2,651	$(3,345)	$(4,435)	$(5,129)

Balance at January 1, 2011		$1,399	$(4,437)	$(1,451)	$(4,489)
Distribution for state tax withholding obligations on behalf of members		(6)			(6)
Net income			116		116
Total other comprehensive loss				(48)	(48)

Balance at March 31, 2011		$1,393	$(4,321)	$(1,499)	$(4,427)
Exercise of Fiat’s incremental equity call option	13	1,268			1,268
Net loss			(370)		(370)
Total other comprehensive income				20	20

Balance at June 30, 2011		$2,661	$(4,691)	$(1,479)	$(3,509)

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 1. Background and Nature of Operations

Unless otherwise specified, the terms “we,” “us,” “our,” “Chrysler Group” and the “Company” refer to Chrysler Group LLC and its consolidated subsidiaries, or any one or more of them, as the context may require. “Fiat” refers to Fiat S.p.A, a corporation organized under the laws of Italy, and its consolidated subsidiaries (excluding Chrysler Group) and its jointly controlled entities, or any one or more of them as the context may require.

Background

Chrysler Group was formed on April 28, 2009 as a Delaware limited liability company. On June 10, 2009, we completed the transaction contemplated by the master transaction agreement dated April 30, 2009, among the Company, Fiat and Old Carco LLC (“Old Carco”) and certain of its subsidiaries, which was approved under section 363 of the U.S. Bankruptcy Code (the “363 Transaction”). In connection with the closing of the 363 Transaction, we received capital contributions from the United Auto Workers’ Retiree Medical Benefits Trust (the “VEBA Trust”), Fiat, the United States Department of the Treasury (the “U.S. Treasury”) and Canada CH Investment Corporation, a wholly-owned subsidiary of the Canada Development Investment Corporation, a Canadian federal Crown Corporation, in exchange for ownership interests in the Company.

As a result of a series of transactions during 2011 and early 2012 that were contemplated in our governance documents and certain other agreements, our continuing members are now Fiat, which holds a 58.5 percent ownership interest in us, and the VEBA Trust, which holds the remaining 41.5 percent ownership interest in us. Refer to Note 13, Other Transactions with Related Parties and Note 17, Subsequent Event, for additional information.

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

Note 2. Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the fiscal

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 2. Basis of Presentation and Recent Accounting Pronouncements —Continued

Basis of Presentation —Continued

year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our 2011 Annual Report on Form 10-K (“2011 Form 10-K”) as filed with the U.S. Securities and Exchange Commission (“SEC”).

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued updated guidance on the annual testing of indefinite-lived intangible assets for impairment. The amendments allow an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If, based on its qualitative assessment, an entity concludes it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We are evaluating the potential impact of this guidance on our consolidated financial statements.

In May 2011, the FASB issued updated guidance to achieve common fair value measurement and disclosure requirements between International Financial Reporting Standards and U.S. GAAP. The amendments clarify the FASB’s intent about the application of existing requirements and provide for changes in measuring the fair value of financial instruments that are managed within a portfolio and the application of premiums or discounts. This guidance requires us to, among other things, expand existing disclosures for recurring Level 3 fair value measurements and for those assets and liabilities not measured at fair value on the balance sheet, but for which fair value is disclosed. This guidance is effective for fiscal periods beginning after December 15, 2011, and is to be applied prospectively. We adopted this guidance as of January 1, 2012, and it did not have a material impact on our consolidated financial statements.

Note 3. Interest Expense

Interest expense included the following (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Financial interest expense:
Related parties (see Note 13)	$111	$181	$220	$413
Other	163	111	324	187
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	31	51	62	109
Payable-in-kind interest — related party (see Note 13)	—	10	—	27
Capitalized interest related to capital expenditures	(27)	(25)	(51)	(60)

Total	$278	$328	$555	$676

Related party amounts above include activities with the U.S. Treasury during the three and six months ended June 30, 2011. Refer to Note 13, Other Transactions with Related Parties, for additional information.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 4. Inventories

The components of inventories were as follows (in millions of dollars):

	June 30, 2012	December 31, 2011
Finished products, including service parts	$2,818	$2,655
Work in process	1,504	1,544
Raw materials and manufacturing supplies	169	167

Total	$4,491	$4,366

Note 5. Other Intangible Assets

The components of other intangible assets were as follows (in millions of dollars):

	Range of Useful Lives (years)	June 30, 2012
		Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$—	$2,210
Dealer networks	20	390	60	330
Fiat contributed intellectual property rights	10	320	98	222
Other intellectual property rights	3 - 12	263	27	236
Patented and unpatented technology	4 - 10	208	104	104
Favorable operating lease contracts	1 - 16	22	13	9
Software and other	2 - 5	387	185	202

	Total	$3,800	$487	$3,313

	Range of Useful Lives (years)	December 31, 2011
		Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$—	$2,210
Dealer networks	20	390	50	340
Fiat contributed intellectual property rights	10	320	82	238
Other intellectual property rights	3 - 12	263	19	244
Patented and unpatented technology	4 - 10	208	87	121
Favorable operating lease contracts	1 - 16	29	19	10
Software and other	2 - 5	352	144	208

	Total	$3,772	$401	$3,371

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 5. Other Intangible Assets —Continued

The following summarizes the amount of intangible asset amortization expense included in the respective financial statement captions of the accompanying Condensed Consolidated Statements of Operations (in millions of dollars):

	Financial Statement Caption	Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
Favorable operating lease contracts	Revenues, Net	$—	$5	$1	$14
Patented and unpatented technology, intellectual property, software and other	Cost of Sales	30	70	82	102
Dealer networks and other	Selling, Administrative and Other Expenses	5	25	10	31

	Total	$35	$100	$93	$147

Based on the gross carrying amount of other intangible assets as of June 30, 2012, the estimated future amortization expense for the next five years was as follows (in millions of dollars):

Remainder of 2012	$73
2013	142
2014	131
2015	120
2016	98

Note 6. Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities were as follows (in millions of dollars):

	June 30, 2012			December 31, 2011
	Current	Non- Current	Total	Current	Non- Current	Total
Pension and postretirement benefits	$185	$9,108	$9,293	$185	$9,198	$9,383
Product warranty costs	1,236	2,248	3,484	1,196	2,122	3,318
Sales incentives	2,854	—	2,854	2,431	—	2,431
Personnel costs	579	404	983	585	391	976
Accrued interest (1)	592	—	592	330	—	330
Vehicle residual value guarantees, excluding Gold Key Lease financing	490	—	490	438	—	438
Amounts due to related parties (see Note 13) (2)	469	—	469	381	—	381
Workers’ compensation	44	283	327	43	284	327
Income and other taxes	201	94	295	287	118	405
Restructuring actions (see Note 14)	84	—	84	150	—	150
Other	1,667	634	2,301	1,681	645	2,326

Total	$8,401	$12,771	$21,172	$7,707	$12,758	$20,465

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 6. Accrued Expenses and Other Liabilities —Continued

(1)	Includes $438 million and $220 million of accrued interest due to related parties as of June 30, 2012 and December 31, 2011, respectively. Refer to Note 13, Other Transactions with Related Parties, for additional information.
(2)	Excludes amounts due to related parties for accrued interest separately discussed in (1) above.

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

The changes in accrued product warranty costs (excluding deferred revenue from separately-priced extended warranty and service contracts, as well as supplier recoveries) were as follows (in millions of dollars):

	Six Months Ended June 30,
	2012	2011
Balance at beginning of period	$3,318	$3,171
Provision for current period warranties	894	790
Net adjustments to pre-existing warranties	(10)	(17)
Net warranty settlements	(721)	(717)
Interest accretion, translation and other adjustments	3	71

Balance at end of period	$3,484	$3,298

We recognized recoveries from suppliers related to warranty claims of $25 million and $38 million during the three months ended June 30, 2012 and 2011, respectively, and $59 million and $66 million during the six months ended June 30, 2012 and 2011, respectively, which are excluded from the change in warranty costs above.

We also offer customers the opportunity to purchase separately-priced extended warranty and service contracts. In addition, from time to time we sell certain vehicles with a service contract included in the sales price of the vehicle. The service contract and vehicle qualified as separate units of accounting in accordance with the accounting guidance for multiple-element arrangements. The revenue from these contracts, as well as our separately-priced extended warranty and service contracts, is recorded as a component of Deferred Revenue in the accompanying Condensed Consolidated Balance Sheets at the inception of the contract and is recognized as revenue over the contract period in proportion to the costs expected to be incurred based on historical information.

The following summarizes the changes in deferred revenue from these contracts (in millions of dollars):

	Six Months Ended June 30,
	2012	2011
Balance at beginning of period	$926	$829
Deferred revenues for current period service contracts	300	263
Earned revenues in current period	(225)	(219)
Refunds of cancelled contracts	(24)	(27)
Interest accretion, translation and other adjustments	21	37

Balance at end of period	$998	$883

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 7. Financial Liabilities

The components of financial liabilities were as follows (in millions of dollars):

	June 30, 2012
	Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable Within One Year:
	Effective
Tranche B Term Loan	6.46% (1)	$30	$30
Canadian Health Care Trust Note — Tranche D	5.50% (2)	25	25
Mexican development banks credit facility due 2025	9.55% (3)	28	28

	Weighted Average
Other:
Capital lease obligations	11.49%	35	26
Other financial obligations	11.34%	104	96

Total other financial liabilities		139	122

Total financial liabilities payable within one year		$222	$205

	Maturity	Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable After One Year:
		Effective
VEBA Trust Note	7/15/2023	11.71%	$4,836	$4,220
Tranche B Term Loan	5/24/2017	6.46% (1)	2,940	2,883
Secured Senior Notes due 2019	6/15/2019	8.21% (4)	1,500	1,483
Secured Senior Notes due 2021	6/15/2021	8.44% (5)	1,700	1,681

Canadian Health Care Trust Notes:
Tranche A	6/30/2017	7.98% (6)	436	463
Tranche B	6/30/2024	9.21% (6)	435	446
Tranche C	6/30/2024	9.68% (7)	98	82

Total Canadian Health Care Trust Notes			969	991

Mexican development banks credit facilities:
Credit facility due 2021	12/23/2021	8.46% (8)	220	220
Credit facility due 2025	7/19/2025	9.55% (3)	347	347

Total Mexican development banks credit facilities			567	567

		Weighted Average
Other:
Capital lease obligations	2013-2020	12.37%	269	228
Other financial obligations	2013-2024	13.00%	271	249

Total other financial liabilities			540	477

Total financial liabilities payable after one year			13,052	12,302

Total			$13,274	$12,507

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 7. Financial Liabilities —Continued

	December 31, 2011
	Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable Within One Year:
	Effective
Tranche B Term Loan	6.46% (1)	$30	$30
Canadian Health Care Trust Note — Tranche D	5.50% (2)	24	23
Mexican development banks credit facility due 2025	9.60% (3)	14	14

	Weighted Average
Other:
Asset-backed note payable — Gold Key Lease	4.46%	41	41
Capital lease obligations	11.01%	38	28
Other financial obligations	10.37%	104	94

Total other financial liabilities		183	163

Total financial liabilities payable within one year		$251	$230

	Maturity	Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable After One Year:
		Effective
VEBA Trust Note	7/15/2023	11.71%	$4,836	$4,193
Tranche B Term Loan	5/24/2017	6.46% (1)	2,955	2,893
Secured Senior Notes due 2019	6/15/2019	8.21% (4)	1,500	1,482
Secured Senior Notes due 2021	6/15/2021	8.44% (5)	1,700	1,680

Canadian Health Care Trust Notes:
Tranche A	6/30/2017	7.98% (6)	434	465
Tranche B	6/30/2024	9.21% (6)	433	445
Tranche C	6/30/2024	9.68% (7)	98	81

Total Canadian Health Care Trust Notes			965	991

Mexican development banks credit facilities:
Credit facility due 2021	12/23/2021	8.49% (8)	214	214
Credit facility due 2025	7/19/2025	9.60% (3)	353	353

Total Mexican development banks credit facilities			567	567

		Weighted Average
Other:
Capital lease obligations	2013-2020	12.42%	282	237
Other financial obligations	2013-2024	12.81%	326	301

Total other financial liabilities			608	538

Total financial liabilities payable after one year			13,131	12,344

Total			$13,382	$12,574

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 7. Financial Liabilities —Continued

(1)	Loan bears interest at LIBOR (subject to a 1.25 percent floor) + 4.75 percent. Commencing in July 2011, interest has been reset every three months. Stated interest rate as of both June 30, 2012 and December 31, 2011 was 6.00 percent.
(2)	Canadian Health Care Trust Note – Tranche D is non-interest bearing.
(3)	Represents the stated interest rate. Loan bears interest at the 28 day Interbank Equilibrium Interest Rate (“TIIE”) + 4.80 percent subject to a quarterly reset of TIIE.
(4)	Notes bear interest at a stated rate of 8.00 percent.
(5)	Notes bear interest at a stated rate of 8.25 percent.
(6)	Note bears interest at a stated rate of 9.00 percent.
(7)	Note bears interest at a stated rate of 7.50 percent.
(8)	Represents the stated interest rate. Loan bears interest at the 28 day TIIE + 3.70 percent subject to a monthly reset of TIIE.

As of June 30, 2012, the carrying amounts of our financial obligations were net of fair value adjustments, discounts, premiums and loan origination fees totaling $767 million related to the following obligations (in millions of dollars):

VEBA Trust Note	$616
Tranche B Term Loan	57
Secured Senior Notes due 2019	17
Secured Senior Notes due 2021	19
Canadian Health Care Trust Notes	(22)
Liabilities for capital lease and other financial obligations	80

Total	$767

As of June 30, 2012, aggregate annual contractual maturities of financial liabilities at face values were as follows (in millions of dollars):

Remainder of 2012	$121
2013	464
2014	465
2015	495
2016	527
2017 and thereafter	11,202

Total	$13,274

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 7. Financial Liabilities —Continued

Repayment of U.S. Treasury and Export Development Canada Credit Facilities

On May 24, 2011, we repaid all amounts outstanding under the U.S. Treasury first lien credit agreement and Export Development Canada (“EDC”) loan and security agreement. Refer to our 2011 Form 10-K for additional information related to these agreements.

Payments were made as follows (in millions of dollars):

	Principal		Accrued Interest	Total Payment
U.S. Treasury first lien credit facilities:
Tranche B	$2,080	(1)	$22	$2,102
Tranche C	3,675	(2)	65	3,740
Zero Coupon Note	100		—	100

Total U.S Treasury first lien credit facilities	5,855		87	5,942
EDC credit facilities:
Tranche X	1,319		14	1,333
Tranche X-2	404		4	408

Total EDC credit facilities	1,723		18	1,741

Total U.S Treasury and EDC credit facilities	$7,578		$105	$7,683

(1)	Includes $80 million of payable-in-kind (“PIK”) interest previously capitalized. The payment of PIK interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows.
(2)	Includes $315 million of PIK interest previously capitalized. The payment of PIK interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows. In addition, as a result of the termination of the Ally Master Transaction Agreement (“Ally MTA”) and in accordance with the U.S. Treasury first lien credit agreement, amounts outstanding under that agreement were reduced by $4 million, the amount of qualifying losses incurred by Ally Financial Inc. (“Ally”) through April 2011. Refer to Note 9, Commitments, Contingencies and Concentrations, for additional information related to the Ally MTA.

In connection with the repayment of our outstanding obligations under the U.S. Treasury and EDC credit facilities, we recognized a $551 million loss on extinguishment of debt, which consisted of the write off of $136 million of unamortized discounts and $34 million of unamortized debt issuance costs associated with the U.S. Treasury credit facilities and $367 million of unamortized discounts and $14 million of unamortized debt issuance costs associated with the EDC credit facilities. These charges are included in Loss on Extinguishment of Debt in the accompanying Condensed Consolidated Statements of Operations.

Senior Credit Facilities and Secured Senior Notes

On May 24, 2011, we and certain of our U.S. subsidiaries as guarantors entered into the following arrangements:

•

Senior Credit Facilities — a $3.0 billion Tranche B Term Loan maturing on May 24, 2017, which was fully drawn on May 24, 2011 and a $1.3 billion Revolving Facility which matures on May 24, 2016 and remains undrawn;

•	Secured Senior Notes due 2019 — issuance of $1.5 billion of 8 percent secured senior notes due June 15, 2019 (“Original 2019 Notes”); and

•	Secured Senior Notes due 2021 — issuance of $1.7 billion of 8 1/4 percent secured senior notes due June 15, 2021 (“Original 2021 Notes”).

Refer to our 2011 Form 10-K for additional information related to these arrangements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 7. Financial Liabilities —Continued

Secured Senior Notes Exchange Offer

In connection with the offering of the Original 2019 Notes and Original 2021 Notes, collectively referred to as the “Original Notes”, we entered into a registration rights agreement with the initial purchasers of the Original Notes. In the registration rights agreement, we agreed to register notes having substantially identical terms as the Original Notes with the SEC as part of an offer to exchange freely tradable exchange notes for the Original Notes. On December 29, 2011, and subject to the terms and conditions set forth in our prospectus, we commenced an offer to exchange our new 8 percent secured senior notes due 2019 (“2019 Notes”) for the outstanding Original 2019 Notes and our new 8  1/4 percent secured senior notes due 2021 (“2021 Notes”) for the outstanding Original 2021 Notes. The 2019 Notes and 2021 Notes are collectively referred to as the “Notes.”

On February 1, 2012, our offers to exchange the Original 2019 Notes and Original 2021 Notes expired. Substantially all of the Original Notes were tendered for the Notes. The holders of the Notes received an equal principal amount of 2019 Notes for the Original 2019 Notes and an equal principal amount of 2021 Notes for the Original 2021 Notes. The form and terms of the Notes are identical in all material respects to the Original Notes, except that, the Notes do not contain restrictions on transfer.

Canadian Health Care Trust Notes

In 2010, Chrysler Canada Inc. (“Chrysler Canada”) issued four unsecured promissory notes to an independent Canadian Health Care Trust (“Canadian Health Care Trust Notes”). The scheduled Tranche A and Tranche B note payments through 2012 do not fully satisfy the interest accrued at the stated rate of 9.0 percent per annum. Accordingly, on the payment date, the difference between a scheduled payment and the interest accrued through the payment date will be capitalized as additional debt. We are not required to make a payment on the Tranche C note until 2020. However, interest accrued on the Tranche C note will be capitalized as additional debt on the payment date of the Tranche B note through 2019.

Payments on the Canadian Health Care Trust Notes are due on June 30 of each year unless that day is not a business day in Canada, in which case, payments are due on the next business day. Therefore, the scheduled payments for 2012 will be made on July 3, 2012. On that date, $74 million ($76 million Canadian Dollars “CAD”) of interest accrued in excess of the scheduled payments will be capitalized as additional debt.

Gold Key Lease

Chrysler Canada maintains our Gold Key Lease vehicle lease portfolio. The related vehicles are leased to Canadian consumers and were financed by asset-backed securitization facilities, as well as a $4.9 billion ($5.0 billion CAD) secured revolving credit facility. In June 2012, we repaid the remaining outstanding balance of the asset-backed note payable. These obligations were primarily repaid out of collections from the operating leases and proceeds from the sales of the related vehicles. We are currently winding down the Gold Key Lease program, therefore, we anticipate no additional funding will be required. No vehicles were added to the portfolio during the six months ended June 30, 2012 and 2011.

Amounts Available for Borrowing under Credit Facilities

As of June 30, 2012, our $1.3 billion revolving credit facility that matures in May 2016, remains undrawn and the Tranche B Term Loan and Mexican development banks credit facilities remain fully drawn. Our $4.9 billion ($5.0 billion CAD) Gold Key Lease secured revolving credit facility remains undrawn as of June 30, 2012, however, we do not anticipate any additional funding will be provided due to winding down the Gold Key Lease program.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 8. Income Taxes

For interim tax reporting, we estimate our annual effective tax rate and apply it to our year to date ordinary income (loss). The tax effect of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates are reported in the interim period in which they occur. There have been no significant changes in our estimates or the provision for income taxes during the six months ended June 30, 2012.

During the three months ended March 31, 2011, we received $374 million of reimbursements from Daimler AG (“Daimler”) related to payments previously made by us which had been applied by the Canada Revenue Agency and the Provincial Tax Authorities in relation to additional taxes assessed to Chrysler Canada for transfer pricing adjustments. No such reimbursements were received during the three months ended June 30, 2011 and the six months ended June 30, 2012. Refer to our 2011 Form 10-K for further discussion regarding the Canadian transfer pricing matter.

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

Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. We establish an accrual in connection with pending or threatened litigation if a loss is probable and can be reasonably estimated. Since these accruals represent estimates, it is reasonably possible that the resolution of some of these matters could require us to make payments in excess of the amounts accrued. It is also reasonably possible that the resolution of some of the matters for which accruals could not be made may require us to make payments in an amount or range of amounts that could not be reasonably estimated at June 30, 2012.

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

Environmental Matters

We are subject to potential liability under government regulations and various claims and legal actions that are pending or may be asserted against us concerning environmental matters. Estimates of future costs of such environmental matters are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which we may have remediation responsibility and the apportionment and collectability of remediation costs among responsible parties. We establish reserves for these environmental matters when a loss is probable and reasonably estimable. It is reasonably possible that the final resolution of some of these matters may require us to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 9. Commitments, Contingencies and Concentrations —Continued

Environmental Matters —Continued

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

Voluntary Service Actions and Recall Actions

We periodically initiate voluntary service and recall actions to address various customer satisfaction, safety and emissions issues related to vehicles we sell. We establish reserves for product warranty obligations, including the estimated cost of these service and recall actions, when the related sale is recognized. Refer to Note 6, Accrued Expenses and Other Liabilities, for additional information. The estimated future costs of these actions are based primarily on historical claims experience for our vehicles. Estimates of the future costs of these actions are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the number of vehicles affected by a service or recall action and the nature of the corrective action that may result in adjustments to the established reserves. It is reasonably possible that the ultimate cost of these service and recall actions may require us to make expenditures in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the ultimate cost of these service and recall actions could have a material effect on our operating results for the particular reporting period in which an adjustment of the estimated reserve is recorded, we believe that any such adjustment would not materially affect our consolidated financial position or cash flows.

Restricted Cash

Restricted cash, which includes cash equivalents, was $407 million as of June 30, 2012. Restricted cash included $259 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler, $50 million of collateral for foreign currency exchange and commodity hedge contracts and $98 million of collateral for standby letters of credit and other contractual agreements.

Concentrations

Suppliers

Although we have not experienced any significant deterioration in our annual production volumes as a result of materials or parts shortages, we have from time to time experienced short term interruptions and variability in quarterly production schedules as a result of temporary supply constraints or disruptions in the availability of raw materials, parts and components as a result of natural disasters and other unexpected events. Additionally, we regularly source systems, components, parts, equipment and tooling from a sole provider or limited number of providers. Therefore, we are at risk for production delays and losses should any supplier fail to deliver goods and services on time. We continuously work with our suppliers to monitor potential supply constraints and to mitigate the effects of any emerging shortages on our production volumes and revenues. We also maintain insurance coverage for losses we might incur due to shortages or other supplier disruptions. During the three months ended March 31, 2012, we recognized insurance recoveries totaling $72 million related to losses sustained in 2011 due to supply disruptions. These recoveries were recognized as a reduction to Cost of Sales in the accompanying Condensed Consolidated Statements of Operations. The proceeds from these recoveries were fully collected during the three months ended June 30, 2012. There were no similar insurance recoveries during the three months ended June 30, 2012 and the six months ended June 30, 2011.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 9. Commitments, Contingencies and Concentrations —Continued

Concentrations —Continued

Employees

In the U.S. and Canada combined, most of our hourly employees and approximately one-quarter of our salaried employees were represented by unions under collective bargaining agreements, which represented approximately 64 percent of our worldwide workforce as of June 30, 2012. The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) and the National Automobile, Aerospace, Transportation and General Workers Union of Canada (“CAW”) represent substantially all of these represented employees in the U.S. and Canada, respectively.

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

Ally Auto Finance Operating Agreement and Repurchase Obligations

In accordance with the terms of the Ally Auto Finance Operating Agreement (“Ally Agreement”), Ally provides wholesale and retail financing to our dealers and retail customers in the U.S. and Canada in accordance with its usual and customary lending standards. Our agreement with Ally is not exclusive. Ally provides consumer and dealer financing to other manufacturers. Our dealers and retail customers also obtain financing from other financing sources.

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

As of June 30, 2012, the maximum potential amount of future payments required to be made to Ally under this guarantee was approximately $7.5 billion and was based on the aggregate repurchase value of eligible vehicles

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 9. Commitments, Contingencies and Concentrations —Continued

Other Matters —Continued

Ally Auto Finance Operating Agreement and Repurchase Obligations —Continued

financed by Ally in our U.S. and Canadian dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at June 30, 2012, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimate reflects our actual experience.

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

As of June 30, 2012, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $230 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at June 30, 2012, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimate reflects our actual experience.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 10. Fair Value Measurements

The following summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions of dollars):

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$11,116	$959	$—	$12,075
Restricted cash	407	—	—	407
Derivatives:
Currency forwards and swaps	—	51	—	51
Commodity swaps	—	1	—	1

Total	$11,523	$1,011	$—	$12,534

Liabilities:
Derivatives:
Currency forwards and swaps	$—	$13	$—	$13
Commodity swaps	—	51	30	81

Total	$—	$64	$30	$94

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$8,976	$625	$—	$9,601
Restricted cash	461	—	—	461
Derivatives:
Currency forwards and swaps	—	67	—	67
Commodity swaps	—	—	1	1

Total	$9,437	$692	$1	$10,130

Liabilities:
Derivatives:
Currency forwards and swaps	$—	$6	$—	$6
Commodity swaps	—	88	36	124

Total	$—	$94	$36	$130

During the six months ended June 30, 2012, there were no transfers between Level 1 and Level 2 or into or out of Level 3.

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

The following summarizes the changes in Level 3 items measured at fair value on a recurring basis (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Derivatives Assets (Liabilities):
Balance at beginning of the period	$(16)	$23	$(35)	$41
Total realized and unrealized gains (losses):
Included in Net Income (Loss)	(8)	16	(11)	20
Included in Other Comprehensive Income (Loss)	(17)	(17)	(3)	(24)
Settlements (1)	11	(13)	19	(28)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Fair value at end of the period	$(30)	$9	$(30)	$9

Changes in unrealized losses relating to instruments held at end of period (2)	$—	$—	$—	$1

(1)	There were no purchases, issuances or sales during the three and six months ended June 30, 2012 and 2011.
(2)	The related unrealized losses are recognized in Cost of Sales in the accompanying Condensed Consolidated Statements of Operations.

The following summarizes the unobservable inputs related to Level 3 items measured at fair value on a recurring basis as of June 30, 2012:

	Net Liability (in millions of dollars)	Valuation Technique	Unobservable Input	Range	Unit of Measure
Commodity Swaps	$30	Discounted	Platinum forward points	$ 0.38 — $11.54	Per troy ounce
		cash flow	Palladium forward points	$ 0.19 — $ 5.31	Per troy ounce
			Natural gas forward points	$ 0.19 — $ 1.57	Per giga-joule

The forward points that were used in the valuation of platinum, palladium and certain natural gas contracts were deemed unobservable. Significant increases or decreases in any of the unobservable inputs in isolation would not significantly impact our fair value measurements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 10. Fair Value Measurements —Continued

The carrying amounts and estimated fair values of our financial instruments were as follows (in millions of dollars):

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$12,075	$12,075	$9,601	$9,601
Restricted cash	407	407	461	461
Financial liabilities (1)	12,507	13,059	12,574	12,183
Derivatives:
Included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets	52	52	68	68
Included in Accrued Expenses and Other Liabilities	94	94	130	130

(1)	The fair value of financial liabilities includes $6.3 billion measured utilizing Level 2 inputs and $6.8 billion measured utilizing Level 3 inputs at June 30, 2012.

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

Note 11. Derivative Financial Instruments and Risk Management

All derivative instruments are recognized in the accompanying Condensed Consolidated Balance Sheets at fair value. The fair values of our derivative financial instruments are based on pricing models or formulas using current estimated cash flow and discount rate assumptions. We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. The adjustment is estimated based on the net

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 11. Derivative Financial Instruments and Risk Management —Continued

exposure by counterparty. We use an estimate of the counterparty’s non-performance risk when we are in a net asset position and an estimate of our own non-performance risk when we are in a net liability position. As of June 30, 2012 and December 31, 2011, the adjustment for non-performance risk did not materially impact the fair value of derivative instruments.

The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single–A or better. The aggregate fair value of derivative instruments in asset positions as of June 30, 2012 and December 31, 2011 was approximately $52 million and $68 million, respectively, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss that we would recognize if all counterparties failed to perform as contracted, could be significantly lower.

The terms of the agreements with our counterparties for foreign currency exchange and commodity hedge contracts require us to post collateral when derivative instruments are in a liability position. In addition, these agreements contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding net asset or liability positions. These cross-default provisions could be triggered if there was a non-performance event under certain debt obligations. The fair value of the related gross liability positions as of June 30, 2012 and December 31, 2011, which represent our maximum potential exposure, were $94 million and $130 million, respectively. As of June 30, 2012 and December 31, 2011, we posted $50 million and $96 million, respectively, as collateral for foreign currency exchange and commodity hedge contracts. The cash collateral is included in Restricted Cash in the accompanying Condensed Consolidated Balance Sheets. After giving consideration to offsetting asset positions for each counterparty, if cross-default provisions were triggered, there would have been an additional settlement liability of $9 million and $1 million due to the counterparties as of June 30, 2012 and December 31, 2011, respectively.

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

Changes in the fair value of designated derivatives that are highly effective as cash flow hedges are recorded in accumulated other comprehensive income (loss) (“AOCI”), net of estimated income taxes. These changes in the fair value are then released into earnings contemporaneously with the earnings effects of the hedged items. Cash flows associated with cash flow hedges are reported in Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows. The ineffective portions of the fair value changes are recognized in the results of operations immediately. The amount of ineffectiveness recorded for the three and six months ended June 30, 2012 and 2011 was immaterial. Our cash flow hedges mature within 18 months.

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

changes in cash flows of a hedged item; (ii) the derivative is discontinued as a hedge instrument because it is not probable that a forecasted transaction will occur or (iii) the derivative expires or is sold, terminated or exercised. Those amounts held in AOCI are subsequently reclassified into income over the same period or periods during which the forecasted transaction affects income.

When hedge accounting is discontinued because it is determined that the forecasted transactions will not occur, the derivative continues to be carried on the balance sheet at fair value, and gains and losses that were recorded in AOCI are recognized immediately in earnings. The hedged item may be designated prospectively into a new hedging relationship with another derivative instrument.

The following summarizes the fair values of derivative instruments designated as cash flow hedges which were outstanding (in millions of dollars):

	June 30, 2012
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$3,080	$47	$(7)
Commodity swaps	267	—	(39)

Total	$3,347	$47	$(46)

	December 31, 2011
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$2,597	$63	$(4)
Commodity swaps	313	1	(50)

Total	$2,910	$64	$(54)

(1)	The related derivative instruments are recognized in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets in the accompanying Condensed Consolidated Balance Sheets.
(2)	The related derivative instruments are recognized in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 11. Derivative Financial Instruments and Risk Management —Continued

Cash Flow Hedges —Continued

The following summarizes the gains (losses) recorded in other comprehensive income (loss) and reclassified from AOCI to income (in millions of dollars):

	Three Months Ended June 30, 2012
	AOCI as of April 1, 2012	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of June 30, 2012
Currency forwards and swaps	$(26)	$75	$10	$39
Commodity swaps	(36)	(24)	(12)	(48)

Total	$(62)	$51	$(2)	$(9)

	Three Months Ended June 30, 2011
	AOCI as of April 1, 2011	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of June 30, 2011
Currency forwards and swaps	$(108)	$(57)	$(74)	$(91)
Commodity swaps	37	(3)	15	19

Total	$(71)	$(60)	$(59)	$(72)

	Six Months Ended June 30, 2012
	AOCI as of January 1, 2012	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of June 30, 2012
Currency forwards and swaps	$57	$(5)	$13	$39
Commodity swaps	(51)	(19)	(22)	(48)

Total	$6	$(24)	$(9)	$(9)

	Six Months Ended June 30, 2011
	AOCI as of January 1, 2011	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of June 30, 2011
Currency forwards and swaps	$(74)	$(152)	$(135)	$(91)
Commodity swaps	42	(8)	15	19

Total	$(32)	$(160)	$(120)	$(72)

We expect to reclassify existing net losses of $9 million from AOCI to income within the next 12 months.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 11. Derivative Financial Instruments and Risk Management —Continued

Derivatives Not Designated as Hedges —Continued

The following summarizes the fair values of derivative instruments not designated as hedges (in millions of dollars):

	June 30, 2012
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$406	$4	$(6)
Commodity swaps	400	1	(42)

Total	$806	$5	$(48)

	December 31, 2011
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$341	$4	$(2)
Commodity swaps	465	—	(74)

Total	$806	$4	$(76)

(1)	The related derivative instruments are recognized in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets in the accompanying Condensed Consolidated Balance Sheets.
(2)	The related derivative instruments are recognized in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets.

The following summarizes the effect of derivative instruments not designated as hedges in the respective financial statement captions of the accompanying Condensed Consolidated Statements of Operations (in millions of dollars):

	Financial Statement Caption	Three Months Ended June 30,		Six Months Ended June 30,
		2012 Gain (Loss)	2011 Gain (Loss)	2012 Gain (Loss)	2011 Gain (Loss)
Currency forwards and swaps	Revenues, Net	$6	$(3)	$(5)	$(9)
Commodity swaps	Cost of Sales	(40)	(15)	(19)	7
Interest rate swaps	Cost of Sales	—	—	—	1

	Total	$(34)	$(18)	$(24)	$(1)

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

Note 12. Employee Retirement and Other Benefits —Continued

We provide health care, legal and life insurance benefits to certain of our hourly and salaried employees. Upon retirement from the Company, employees may become eligible for continuation of certain benefits. Benefits and eligibility rules may be modified periodically.

Benefits Expense

The components of pension and other postretirement benefits (“OPEB”) expense (income) were as follows (in millions of dollars):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Pension Benefits	OPEB	Pension Benefits	OPEB	Pension Benefits	OPEB	Pension Benefits	OPEB
Service cost	$76	$6	$65	$5	$155	$12	$132	$10
Interest cost	376	33	380	35	753	66	760	69
Expected return on plan assets	(454)	—	(454)	—	(909)	—	(908)	—
Gain on VEBA claims adjustment	—	—	—	(15)	—	—	—	(15)
Amortization of unrecognized loss	20	5	—	2	39	10	—	5
Amortization of prior service credit	—	(10)	—	—	—	(20)	—	—
Other	—	—	—	—	—	(1)	—	—

Net periodic benefit costs (credit)	18	34	(9)	27	38	67	(16)	69
Special early retirement costs	1	—	27	—	1	—	27	—

Total benefits expense	$19	$34	$18	$27	$39	$67	$11	$69

Contributions and Payments

During the six months ended June 30, 2012, employer contributions to our funded pension plans amounted to $84 million. Employer contributions to our funded pension plans are expected to be $557 million for the remainder of 2012, of which discretionary contributions of $259 million are expected to be made to the U.S. plans and $2 million and $281 million will be made to our U.S. and Canadian plans, respectively, to satisfy minimum funding requirements. Employer contributions to our unfunded pension and OPEB plans amounted to $6 million and $97 million, respectively, for the six months ended June 30, 2012. Employer contributions to our unfunded pension and OPEB plans are expected to be $4 million and $91 million, respectively, for the remainder of 2012, which represent the expected benefit payments to participants.

In connection with the 363 Transaction, we acquired a $600 million receivable from Daimler to fund contributions to our U.S. pension plans. This receivable was payable to us in three equal annual installments, of which, the third and final $200 million installment was received by us in June 2011 and was utilized to fund a portion of our contributions to our funded pension plans during the six months ended June 30, 2011.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 13. Other Transactions with Related Parties —Continued

VEBA Trust

As of June 30, 2012, the VEBA Trust had a 41.5 percent ownership interest in the Company, which takes into account the dilutive effect that resulted from our achievement of the third and final Class B Event in January 2012, as discussed below. Interest expense on the VEBA Trust Note totaled $109 million and $106 million for the three months ended June 30, 2012 and 2011, respectively, and $218 million and $211 million for the six months ended June 30, 2012 and 2011, respectively.

Fiat

Ownership Interest

As of June 30, 2012, Fiat had a 58.5 percent ownership interest in the Company. Through a series of transactions in 2011 and 2012, which included our achievement of the three Class B Events described in our governance documents and Fiat’s exercise of its incremental equity call option in May 2011, Fiat increased its ownership interest in the Company from 20.0 percent to 58.5 percent.

In January 2012, we notified the U.S. Treasury that we irrevocably committed to begin assembly of a vehicle based on a Fiat platform or vehicle technology that has a verified unadjusted combined fuel economy of at least 40 miles per gallon in commercial quantities in a production facility in the U.S. As a result, we achieved our third and final Class B Event and Fiat’s ownership interest in the Company increased from 53.5 percent on a fully-diluted basis to 58.5 percent. We had achieved the first and second Class B Events during 2011.

In May 2011, and concurrent with the repayment of our U.S. Treasury and EDC credit facilities, Fiat exercised its incremental equity call option and acquired an additional 16 percent fully-diluted ownership interest in the Company. We received the entire exercise price of $1,268 million in cash, increasing our contributed capital by the proceeds received, and we issued new Class A Membership Interests to Fiat.

Refer to Note 17, Subsequent Event, for additional information regarding ownership interests.

Industrial Alliance

Pursuant to our master industrial agreement with Fiat, we established an industrial alliance in which we collaborate with Fiat on a number of fronts, including product and platform sharing and development, global distribution, procurement, information technology infrastructure and process improvement. The alliance is comprised of various commercial arrangements entered into pursuant to the master industrial agreement. As part of the alliance, we manufacture vehicles for Fiat to distribute and sell in countries outside of North America. In addition, as part of the alliance, we also have access to certain of Fiat’s platforms, vehicles, products and technology. We are obligated to make royalty payments to Fiat related to the intellectual property that was contributed to us by Fiat. These royalty payments are calculated based on a percentage of the material cost of the vehicle, or portion of the vehicle or component, in which we utilize the Fiat intellectual property. In May 2012, and pursuant to a 2011 definitive technology license agreement, Fiat paid us a $37 million license fee, which is included in Deferred Revenue in the accompanying Condensed Consolidated Balance Sheets. Royalty income on the license fee will be amortized over a seven year period when production utilizing the technology begins. In addition, we have agreed to share costs related to certain engineering and development activities and will reimburse each other for costs in excess of the agreed upon cost sharing arrangement. We have also entered into other transactions with Fiat, including the purchase of goods and services in the ordinary course of business.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 13. Other Transactions with Related Parties —Continued

Fiat —Continued

Industrial Alliance —Continued

The following summarizes our transactions with Fiat (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales of vehicles, parts and services provided to Fiat	$870	$561	$1,916	$769
Purchases of vehicles, parts and services from Fiat	346	264	656	402
Purchases capitalized in property, plant and equipment, net and other intangible assets, net	59	45	112	84
Reimbursements to Fiat recognized (1)	5	8	10	14
Reimbursements from Fiat recognized (1)	10	33	28	43
Royalty fees incurred for intellectual property contributed by Fiat	1	1	1	1
Interest income on financial resources provided to Fiat	1	—	1	—
Interest expense on financial resources provided by Fiat	2	—	2	—

(1)	Includes reimbursements recognized for costs related to shared engineering and development activities performed under the product and platform sharing agreement that is part of our industrial alliance.

U.S. Treasury

Effective July 21, 2011, the U.S. Treasury is no longer deemed to be a related party as a result of Fiat acquiring beneficial ownership of all of the membership interests in the Company held by the U.S. Treasury.

Related party transactions with the U.S. Treasury disclosed below are related to transactions during the six months ended June 30, 2011, and are limited to activities related to individual contractual agreements and not statutory requirements, such as taxes.

Interest expense on financial resources provided by the U.S. Treasury totaled $85 million and $229 million for the three and six months ended June 30, 2011, respectively. Interest expense included payable-in-kind (“PIK”) interest of $10 million and $27 million for the three and six months ended June 30, 2011, respectively. For the three months ended March 31, 2011, $17 million of PIK interest was capitalized as additional debt in accordance with the loan agreements. No PIK interest was capitalized during the three months ended June 30, 2011 due to the repayment of the U.S. Treasury credit facilities in May 2011. Refer to Note 7, Financial Liabilities, for additional information.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 13. Other Transactions with Related Parties —Continued

Related Party Summary

Amounts due from and to related parties were as follows (in millions of dollars):

	June 30, 2012
	VEBA Trust	Fiat	Other	Total
Amounts due from related parties (included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets)	$—	$708	$11	$719

Amounts due to related parties (included in Accrued Expenses and Other Liabilities)	$438	$464	$5	$907
Financial liabilities to related parties (included in Financial Liabilities)	4,220	—	5	4,225

Total due to related parties	$4,658	$464	$10	$5,132

	December 31, 2011
	VEBA Trust	Fiat	Other	Total
Amounts due from related parties (included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets)	$—	$978	$12	$990

Amounts due to related parties (included in Accrued Expenses and Other Liabilities)	$220	$374	$7	$601
Financial liabilities to related parties (included in Financial Liabilities)	4,193	—	5	4,198

Total due to related parties	$4,413	$374	$12	$4,799

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

of the activities associated with the idling of two manufacturing facilities and the restructuring of our international distribution operations, the plans for which have been refined, including the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization. Costs associated with these remaining actions include, but are not limited to: employee severance, relocations, legal claims, and other international dealer network related costs. The remaining workforce reductions will affect represented and non-represented hourly and salaried employees and will be achieved through a combination of retirements, special programs, attrition and involuntary separations.

We recorded charges, net of discounting, of $1 million and $34 million for the three months ended June 30, 2012 and 2011, respectively, and $1 million and $48 million for the six months ended June 30, 2012 and 2011, respectively. During the three and six months ended June 30, 2012, the charges primarily included costs associated with employee relocations for previously announced restructuring initiatives. During the three and six months ended June 30, 2011, the charges primarily included costs associated with employee relocations and plant deactivations for previously announced restructuring initiatives, as well as other transition costs of $20 million resulting from the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization.

We made refinements to existing reserve estimates resulting in net reductions of $35 million and $32 million for the three months ended June 30, 2012 and 2011, respectively and $49 million and $35 million for the six months ended June 30, 2012 and 2011, respectively. During the three and six months ended June 30, 2012, the adjustments related to decreases in the expected workforce reduction costs and legal claim reserves, as well as other transition costs of $5 million resulting from the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization. These refinements, which were based on management’s adequacy reviews, took into consideration the status of the restructuring actions and the estimated costs to complete the actions. During the three and six months ended June 30, 2011, the adjustments related to decreases in the expected workforce reduction costs, as well as legal and supplier cancellation claim reserves as a result of management’s adequacy reviews.

The restructuring charges and reserve adjustments are included in Restructuring (Income) Expenses, Net in the accompanying Condensed Consolidated Statements of Operations and would have otherwise been reflected in Cost of Sales.

Additional charges of approximately $2 million related to employee relocations are expected to be recognized during the remainder of 2012 and 2013. We anticipate that the total costs we will incur related to these restructuring activities, including the initial assumption of the $554 million obligation from Old Carco, will be $552 million, including $362 million related to employee termination benefits and $190 million of other costs. We expect to make payments of approximately $86 million over the next year.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 14. Restructuring Actions —Continued

Restructuring reserves are included in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets. The following summarizes the restructuring reserves activity (in millions of dollars):

	Six Months Ended June 30,
	2012			2011
	Workforce Reductions	Other	Total	Workforce Reductions	Other	Total
Balance at beginning of period	$29	$121	$150	$79	$160	$239
Charges	1	—	1	11	17	28
Adjustments to reserve estimates	(4)	(40)	(44)	(8)	(27)	(35)
Payments	(3)	(15)	(18)	(25)	(8)	(33)
Amounts recognized and transferred to employee benefit plans	—	—	—	(1)	—	(1)
Other, including currency translation	—	(5)	(5)	(5)	5	—

Balance at end of period	$23	$61	$84	$51	$147	$198

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

As of June 30, 2012 and December 31, 2011, the net monetary assets of CdV denominated in BsF were 1,463 million ($340 million USD) and 1,167 million ($271 million USD), respectively, which included cash and cash equivalents denominated in BsF of 1,617 million ($376 million USD) and 1,253 million ($291 million USD), respectively.

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

Condensed Consolidating Statements of Operations (in millions of dollars):

	Three Months Ended June 30, 2012
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$17,876	$2,430	$9,868	$(13,379)	$16,795
Cost of sales	15,714	2,448	9,400	(13,310)	14,252

GROSS MARGIN	2,162	(18)	468	(69)	2,543
Selling, administrative and other expenses	1,001	55	149	20	1,225
Research and development expenses, net	536	1	8	—	545
Restructuring expenses (income), net	—	(33)	(1)	—	(34)
Interest expense	248	3	38	(11)	278
Interest income	(5)	—	(7)	—	(12)

INCOME (LOSS) BEFORE INCOME TAXES	382	(44)	281	(78)	541
Income tax expense (benefit)	7	—	99	(1)	105
Equity in net (income) loss of subsidiaries	(61)	(4)	—	65	—

NET INCOME (LOSS)	436	(40)	182	(142)	436
Other comprehensive income (loss)	78	—	1	(1)	78

TOTAL COMPREHENSIVE INCOME (LOSS)	$514	$(40)	$183	$(143)	$514

	Three Months Ended June 30, 2011
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$13,926	$1,521	$8,294	$(10,080)	$13,661
Cost of sales	12,081	1,624	7,800	(10,048)	11,457

GROSS MARGIN	1,845	(103)	494	(32)	2,204
Selling, administrative and other expenses	1,018	35	157	45	1,255
Research and development expenses, net	386	—	6	—	392
Restructuring expenses (income), net	(8)	10	—	—	2
Interest expense	269	1	69	(11)	328
Interest income	(6)	1	(6)	—	(11)
Loss on extinguishment of debt	170	—	381	—	551

INCOME (LOSS) BEFORE INCOME TAXES	16	(150)	(113)	(66)	(313)
Income tax expense (benefit)	5	—	52	—	57
Equity in net (income) loss of subsidiaries	381	(6)	—	(375)	—

NET INCOME (LOSS)	(370)	(144)	(165)	309	(370)
Other comprehensive income (loss)	20	—	22	(22)	20

TOTAL COMPREHENSIVE INCOME (LOSS)	$(350)	$(144)	$(143)	$287	$(350)

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 16. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Statements of Operations (in millions of dollars) —Continued:

	Six Months Ended June 30, 2012
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$34,809	$4,781	$19,280	$(25,716)	$33,154
Cost of sales	30,506	4,795	18,395	(25,653)	28,043

GROSS MARGIN	4,303	(14)	885	(63)	5,111
Selling, administrative and other expenses	1,946	103	308	88	2,445
Research and development expenses, net	1,116	1	17	—	1,134
Restructuring expenses (income), net	(1)	(46)	(1)	—	(48)
Interest expense	498	6	74	(23)	555
Interest income	(9)	—	(13)	—	(22)

INCOME (LOSS) BEFORE INCOME TAXES	753	(78)	500	(128)	1,047
Income tax expense (benefit)	7	—	132	(1)	138
Equity in net (income) loss of subsidiaries	(163)	(11)	—	174	—

NET INCOME (LOSS)	909	(67)	368	(301)	909
Other comprehensive income (loss)	3	—	8	(8)	3

TOTAL COMPREHENSIVE INCOME (LOSS)	$912	$(67)	$376	$(309)	$912

	Six Months Ended June 30, 2011
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$26,853	$2,513	$16,231	$(18,812)	$26,785
Cost of sales	23,469	2,559	15,294	(18,788)	22,534

GROSS MARGIN	3,384	(46)	937	(24)	4,251
Selling, administrative and other expenses	1,970	79	304	87	2,440
Research and development expenses, net	735	—	11	—	746
Restructuring expenses (income), net	(2)	15	—	—	13
Interest expense	547	1	150	(22)	676
Interest income	(10)	1	(13)	—	(22)
Loss on extinguishment of debt	170	—	381	—	551

INCOME (LOSS) BEFORE INCOME TAXES	(26)	(142)	104	(89)	(153)
Income tax expense (benefit)	7	—	92	2	101
Equity in net (income) loss of subsidiaries	221	(13)	—	(208)	—

NET INCOME (LOSS)	(254)	(129)	12	117	(254)
Other comprehensive income (loss)	(28)	—	38	(38)	(28)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(282)	$(129)	$50	$79	$(282)

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 16. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Balance Sheets (in millions of dollars):

	June 30, 2012
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$9,098	$398	$2,579	$—	$12,075
Restricted cash	65	—	—	—	65
Trade receivables, net	728	357	427	—	1,512
Inventories	2,662	119	1,861	(151)	4,491
Prepaid expenses and other assets
Due from subsidiaries	—	—	884	(884)	—
Other	362	578	305	—	1,245
Deferred taxes	—	—	27	3	30

TOTAL CURRENT ASSETS	12,915	1,452	6,083	(1,032)	19,418
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	9,653	597	4,437	(140)	14,547
Equipment on operating leases, net	766	263	390	(55)	1,364

TOTAL PROPERTY AND EQUIPMENT	10,419	860	4,827	(195)	15,911
OTHER ASSETS:
Advances to related parties and other financial assets
Due from subsidiaries	1,080	—	94	(1,174)	—
Other	54	—	8	—	62
Investment in subsidiaries	2,022	108	—	(2,130)	—
Restricted cash	328	—	14	—	342
Goodwill	1,361	—	—	—	1,361
Other intangible assets, net	3,204	26	1,043	(960)	3,313
Prepaid expenses and other assets	302	7	119	—	428
Deferred taxes	—	—	37	—	37

TOTAL OTHER ASSETS	8,351	141	1,315	(4,264)	5,543

TOTAL ASSETS	$31,685	$2,453	$12,225	$(5,491)	$40,872

CURRENT LIABILITIES:
Trade liabilities	$7,288	$146	$2,853	$—	$10,287
Accrued expenses and other liabilities
Due to subsidiaries	1,295	699	—	(1,994)	—
Other	5,612	49	2,740	—	8,401
Current maturities of financial liabilities
Due to subsidiaries	26	—	66	(92)	—
Other	99	—	106	—	205
Deferred revenue	981	34	126	—	1,141
Deferred taxes	—	—	69	—	69

TOTAL CURRENT LIABILITIES	15,301	928	5,960	(2,086)	20,103
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	10,286	227	2,258	—	12,771
Financial liabilities
Due to subsidiaries	—	240	—	(240)	—
Other	10,696	—	1,606	—	12,302
Deferred revenue	503	78	172	—	753
Deferred taxes	28	—	40	4	72

TOTAL LONG-TERM LIABILITIES	21,513	545	4,076	(236)	25,898
MEMBERS’ INTEREST (DEFICIT):
Membership interests	—	—	409	(409)	—
Contributed capital	2,651	1,643	1,827	(3,470)	2,651
Accumulated (losses) income	(3,345)	(663)	884	(221)	(3,345)
Accumulated other comprehensive loss	(4,435)	—	(931)	931	(4,435)

TOTAL MEMBERS’ INTEREST (DEFICIT)	(5,129)	980	2,189	(3,169)	(5,129)

TOTAL LIABILITIES AND MEMBERS’ INTEREST (DEFICIT)	$31,685	$2,453	$12,225	$(5,491)	$40,872

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 16. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Balance Sheets (in millions of dollars) —Continued:

	December 31, 2011
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$7,405	$322	$1,874	$—	$9,601
Restricted cash	102	—	4	—	106
Trade receivables, net	321	253	271	—	845
Inventories	2,812	60	1,685	(191)	4,366
Prepaid expenses and other assets
Due from subsidiaries	—	—	826	(826)	—
Other	318	893	392	—	1,603
Deferred taxes	—	—	23	2	25

TOTAL CURRENT ASSETS	10,958	1,528	5,075	(1,015)	16,546
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	9,177	619	4,313	(144)	13,965
Equipment on operating leases, net	893	274	254	—	1,421

TOTAL PROPERTY AND EQUIPMENT	10,070	893	4,567	(144)	15,386
OTHER ASSETS:
Advances to related parties and other financial assets
Due from subsidiaries	852	—	33	(885)	—
Other	47	—	9	—	56
Investment in subsidiaries	1,956	97	—	(2,053)	—
Restricted cash	343	—	12	—	355
Goodwill	1,361	—	—	—	1,361
Other intangible assets, net	3,258	27	1,042	(956)	3,371
Prepaid expenses and other assets	297	6	118	—	421
Deferred taxes	—	—	47	—	47

TOTAL OTHER ASSETS	8,114	130	1,261	(3,894)	5,611

TOTAL ASSETS	$29,142	$2,551	$10,903	$(5,053)	$37,543

CURRENT LIABILITIES:
Trade liabilities	$6,177	$167	$2,222	$—	$8,566
Accrued expenses and other liabilities
Due to subsidiaries	1,167	623	—	(1,790)	—
Other	5,280	155	2,272	—	7,707
Current maturities of financial liabilities
Due to subsidiaries	26	—	—	(26)	—
Other	91	—	139	—	230
Deferred revenue	998	76	97	—	1,171
Deferred taxes	—	—	73	—	73

TOTAL CURRENT LIABILITIES	13,739	1,021	4,803	(1,816)	17,747
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	10,260	185	2,313	—	12,758
Financial liabilities
Due to subsidiaries	—	230	—	(230)	—
Other	10,711	—	1,633	—	12,344
Deferred revenue	439	58	156	—	653
Deferred taxes	28	—	44	4	76

TOTAL LONG-TERM LIABILITIES	21,438	473	4,146	(226)	25,831
MEMBERS’ INTEREST (DEFICIT):
Membership interests	—	—	409	(409)	—
Contributed capital	2,657	1,643	1,927	(3,570)	2,657
Accumulated (losses) income	(4,254)	(586)	557	29	(4,254)
Accumulated other comprehensive loss	(4,438)	—	(939)	939	(4,438)

TOTAL MEMBERS’ INTEREST (DEFICIT)	(6,035)	1,057	1,954	(3,011)	(6,035)

TOTAL LIABILITIES AND MEMBERS’ INTEREST (DEFICIT)	$29,142	$2,551	$10,903	$(5,053)	$37,543

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 16. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Statements of Cash Flows (in millions of dollars):

	Six Months Ended June 30, 2012
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$3,194	$75	$1,337	$(264)	$4,342

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(1,374)	(10)	(470)	—	(1,854)
Proceeds from disposals of property, plant and equipment	1	—	1	—	2
Purchases of equipment on operating leases	—	(6)	—	—	(6)
Proceeds from disposals of equipment on operating leases	—	17	53	—	70
Change in restricted cash	52	—	2	—	54
Change in loans and notes receivables	1	—	—	—	1
Other	(1)	—	—	—	(1)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,321)	1	(414)	—	(1,734)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Tranche B Term Loan	(15)	—	—	—	(15)
Repayments of Gold Key Lease financing	—	—	(41)	—	(41)
Repayments of Auburn Hills Headquarters loan	—	—	(25)	—	(25)
Net repayments of other financial liabilities	(33)	—	(11)	—	(44)
Distribution for state tax withholding obligations on behalf of members	(4)	—	—	—	(4)
Dividends issued to subsidiaries	—	(10)	(41)	51	—
Net increase (decrease) in loans to subsidiaries	(128)	10	(95)	213	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(180)	—	(213)	264	(129)

Effect of exchange rate changes on cash and cash equivalents	—	—	(5)	—	(5)
Net change in cash and cash equivalents	1,693	76	705	—	2,474
Cash and cash equivalents at beginning of period	7,405	322	1,874	—	9,601

Cash and cash equivalents at end of period	$9,098	$398	$2,579	$—	$12,075

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 16. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Statements of Cash Flows (in millions of dollars) —Continued:

	Six Months Ended June 30, 2011
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$2,355	$126	$1,679	$(452)	$3,708

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(750)	(77)	(358)	—	(1,185)
Proceeds from disposals of property, plant and equipment	1	8	6	—	15
Purchases of equipment on operating leases	—	(23)	—	—	(23)
Proceeds from disposals of equipment on operating leases	—	14	451	—	465
Change in restricted cash	51	—	167	—	218
Change in loans and notes receivables	2	—	2	—	4
Proceeds from USDART	96	—	—	—	96
Other	17	—	—	—	17

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(583)	(78)	268	—	(393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of U.S. Treasury first lien credit facilities	(5,460)	—	—	—	(5,460)
Repayment of Export Development Canada credit facilities	—	—	(1,723)	—	(1,723)
Proceeds from Senior Secured Notes	3,160	—	—	—	3,160
Proceeds from Tranche B Term Loan	2,933	—	—	—	2,933
Repayments of Gold Key Lease financing	—	—	(515)	—	(515)
Repayments of Auburn Hills Headquarters loan	—	—	(6)	—	(6)
Net repayments of other financial liabilities	(31)	—	(27)	—	(58)
Debt issuance costs	(54)	—	—	—	(54)
Proceeds from Fiat’s incremental equity call option exercise	1,268	—	—	—	1,268
Distribution for state tax withholding obligations on behalf of members	(6)	—	—	—	(6)
Dividends issued to subsidiaries	—	(5)	(65)	70	—
Net increase (decrease) in loans to subsidiaries	(400)	50	(32)	382	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	1,410	45	(2,368)	452	(461)

Effect of exchange rate changes on cash and cash equivalents	—	—	(26)	—	(26)
Net change in cash and cash equivalents	3,182	93	(447)	—	2,828
Cash and cash equivalents at beginning of period	4,871	81	2,395	—	7,347

Cash and cash equivalents at end of period	$8,053	$174	$1,948	$—	$10,175

Note 17. Subsequent Event

Members’ Ownership Interests

In July 2012, Fiat notified the VEBA Trust of its intent to exercise its option to acquire a portion of the VEBA Trust’s membership interests in the Company. In the event the transaction is completed as contemplated, Fiat will own 61.86 percent of the ownership interests in the Company and the VEBA Trust will hold the remaining 38.14 percent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our financial condition and operating results should be read together with our accompanying condensed consolidated financial statements and our 2011 Annual Report on Form 10-K, or 2011 Form 10-K, filed with the U.S. Securities and Exchange Commission, or SEC.

Selected Financial and Other Data

The following sets forth selected financial and other data for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	Percentage of Revenues	2011	Percentage of Revenues	2012	Percentage of Revenues	2011	Percentage of Revenues
				(in millions of	dollars)
Condensed Consolidated Statements of Operations Data:
Revenues, net	$16,795	100.0%	$13,661	100.0%	$33,154	100.0%	$26,785	100.0%
Gross margin	2,543	15.1%	2,204	16.1%	5,111	15.4%	4,251	15.9%
Selling, administrative and other expenses	1,225	7.3%	1,255	9.2%	2,445	7.4%	2,440	9.1%
Research and development expenses, net	545	3.2%	392	2.9%	1,134	3.4%	746	2.8%
Interest expense	278	1.7%	328	2.4%	555	1.7%	676	2.5%
Loss on extinguishment of debt	—	—	551	4.0%	—	—	551	2.1%
Net income (loss)	436	2.6%	(370)	(2.7)%	909	2.7%	(254)	(0.9)%

	June 30, 2012	December 31, 2011
Condensed Consolidated Balance Sheets Data:	(in millions of dollars)
Cash and cash equivalents	$12,075	$9,601
Restricted cash	407	461
Total assets	40,872	37,543
Current maturities of financial liabilities	205	230
Long-term financial liabilities	12,302	12,344
Members’ deficit	(5,129)	(6,035)

	Six Months Ended June 30,
	2012	2011
Condensed Consolidated Statements of Cash Flows Data:	(in millions of dollars)
Cash flows provided by (used in):
Operating activities	$4,342	$3,708
Investing activities	(1,734)	(393)
Financing activities	(129)	(461)

Other Financial Information:
Depreciation and amortization expense	$1,380	$1,510
Capital expenditures	1,854	1,185

	Three Months Ended June 30,		Six Months Ended June 30,
Other Statistical Information:	2012	2011	2012	2011
Net worldwide factory shipments (in thousands) (1)	625	488	1,244	966
Worldwide vehicle sales (in thousands) (2)	582	486	1,105	880
U.S. dealer inventory at period end (in thousands)			358	314
Number of employees at period end			62,223	55,067

(1)	Represents vehicle sales to our dealers, distributors, contract manufacturing customers and fleet customers adjusted for Guaranteed Depreciation Program activity during the period. For additional information refer to Results of Operations —Worldwide Factory Shipments.
(2)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.

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

Fiat Ownership Interest

Through a series of transactions in 2011 and 2012, which included our achievement of the three Class B Events described in our governance documents and Fiat’s exercise of its incremental equity call option in May 2011, Fiat increased its ownership interest in the Company from 20.0 percent to 58.5 percent.

In January 2012, we notified the United States Department of the Treasury, or U.S. Treasury, that we irrevocably committed to begin assembly of a vehicle based on a Fiat platform or vehicle technology that has a verified unadjusted combined fuel economy of at least 40 miles per gallon in commercial quantities in a production facility in the U.S. As a result, we achieved our third and final Class B Event and Fiat’s ownership interest in the Company increased from 53.5 percent on a fully-diluted basis to 58.5 percent. We had achieved the first and second Class B Events during 2011.

In May 2011, and concurrent with the repayment of our U.S. Treasury and Export Development Canada, or EDC, credit facilities, Fiat exercised its incremental equity call option and acquired an additional 16 percent fully-diluted ownership interest in the Company. We received the entire exercise price of $1,268 million in cash, increasing our contributed capital by the proceeds received, and we issued new Class A Membership Interests to Fiat.

Refer to Note 17, Subsequent Event, in the accompanying Condensed Consolidated Financial Statements for additional information regarding ownership interests.

Vehicle Sales

The following summarizes our new vehicle sales by geographic market for the periods presented. Vehicles manufactured by Chrysler Group for other companies, including for Fiat, are excluded from our new vehicle sales.

	Three Months Ended June 30,						Six Months Ended June 30,
	2012 (1)(2)			2011 (1)(2)			2012 (1)(2)			2011 (1)(2)
	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)
						(vehicles in	thousands)
U. S.	436	3,883	11.2%	353	3,337	10.6%	834	7,422	11.2%	640	6,449	9.9%
Canada	75	513	14.5%	72	482	14.9%	131	884	14.7%	122	822	14.8%
Mexico	20	237	8.5%	19	209	8.9%	40	478	8.4%	39	427	9.1%

Total North America	531	4,633	11.5%	444	4,028	11.0%	1,005	8,784	11.4%	801	7,698	10.4%

Rest of World	51			42			100			79

Total Worldwide	582			486			1,105			880

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.
(2)	The Company’s estimated industry and market share data presented are based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight, Ward’s Automotive and R.L. Polk Data.
(3)	Percentages are calculated based on the unrounded vehicle sales volume for Chrysler Group and the industry.

The following summarizes the total U.S. industry sales of new motor vehicles of domestic and foreign models and our relative competitive position for the periods presented. Vehicles manufactured by Chrysler Group for other companies, including for Fiat, are excluded from our new vehicle sales.

	Three Months Ended June 30,						Six Months Ended June 30,
	2012 (1)(2)			2011 (1)(2)			2012 (1)(2)			2011 (1)(2)
	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)
				(vehicles in			thousands)
Cars
Small	14	724	1.9%	16	618	2.6%	26	1,423	1.8%	26	1,202	2.2%
Mid-size	65	738	8.8%	38	608	6.3%	115	1,420	8.1%	61	1,182	5.2%
Full-size	45	238	18.6%	32	231	13.8%	87	460	18.8%	52	435	11.9%
Sport	18	198	9.5%	14	175	8.1%	34	358	9.6%	25	309	8.1%

Total Cars	142	1,898	7.5%	100	1,632	6.1%	262	3,661	7.2%	164	3,128	5.2%
Minivans	66	152	43.6%	51	125	41.1%	130	284	45.8%	103	245	42.1%
Utility Vehicles	157	1,193	13.1%	138	1,018	13.6%	303	2,250	13.5%	253	2,002	12.6%
Pick-up Trucks	66	461	14.3%	60	411	14.6%	131	901	14.5%	114	803	14.2%
Van & Medium Duty Truck	5	179	2.9%	4	151	2.1%	8	326	2.5%	6	271	2.1%

Total Vehicles	436	3,883	11.2%	353	3,337	10.6%	834	7,422	11.2%	640	6,449	9.9%

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.
(2)	The Company’s estimated industry and market share data presented are based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight, Ward’s Automotive and R.L. Polk Data.
(3)	Percentages are calculated based on the unrounded vehicle sales volume for Chrysler Group and the industry.

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

Results of Operations

Worldwide Factory Shipments

The following table summarizes our gross and net worldwide factory shipments, which include vehicle sales to our dealers, distributors, fleet customers and contract manufacturing customers. Management believes that this data provides meaningful information regarding our operating results. Shipments of vehicles manufactured by our assembly facilities are generally aligned with current period production, which is driven by consumer demand. Revenue is generally recognized when the risks and rewards of ownership of a vehicle have been transferred to our customer, which usually occurs upon release of the vehicle to the carrier responsible for transporting the vehicle to our customer. Our fleet customers include rental car companies, commercial fleet customers, leasing companies and governmental entities. Our fleet shipments include vehicle sales through our Guaranteed Depreciation Program, or GDP, under which we guarantee the residual value or otherwise assume responsibility for the minimum resale value of the vehicle. We account for such sales similar to an operating lease and recognize rental income over the contractual term of the lease on a straight-line basis. At the end of the lease term, we recognize revenue for the portion of the vehicle sales price which had not been previously recognized as rental income and recognize, in cost of sales, the remainder of the cost of the vehicle which had not been previously recognized as depreciation expense over the lease term. We include GDP vehicle sales in our worldwide factory shipments at the time of auction, rather than at the time of sale to the fleet customer, consistent with the timing of revenue recognition. We consider these net worldwide factory shipments to approximate the timing of revenue recognition.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2012	2011		2012	2011
	(vehicles in thousands)
Retail	465	379	86	890	747	143
Fleet	142	124	18	291	234	57
Contract manufacturing	23	11	12	56	18	38

Worldwide Factory Shipments	630	514	116	1,237	999	238
Adjust for GDP activity during the period:
Less: Vehicles shipped	(25)	(37)	12	(42)	(62)	20
Plus: Vehicles auctioned	20	11	9	49	29	20

Net Worldwide Factory Shipments	625	488	137	1,244	966	278

Consolidated Results

The following is a discussion of the results of operations for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 and for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The discussion of certain line items (cost of sales, gross margin, selling, administrative and other expenses, and research and development expenses) includes a presentation of such line items as a percentage of revenues, for the respective periods presented, to facilitate the discussion of the three months ended June 30, 2012 compared to the same period in 2011, and for the six months ended June 30, 2012 compared to the same period in 2011.

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenues, Net

	Three Months Ended June 30,		Increase (Decrease)
	2012	2011
	(in millions of dollars)
Revenues, net	$16,795	$13,661	$3,134	22.9%

Revenues for the three months ended June 30, 2012 increased $3,134 million as compared to the three months ended June 30, 2011, approximately $3.6 billion of which was attributable to an increase in our net worldwide factory shipments from 488 thousand vehicles for the three months ended June 30, 2011 to 625 thousand vehicles for the three months ended June 30, 2012. The 28 percent period over period increase in our shipments was driven by increased demand for our vehicles, as evidenced by an increase in our U.S. retail market share from 9.2 percent for the three months ended June 30, 2011 to 10.3 percent for the three months ended June 30, 2012. In addition, the increase in our shipments was due to the continuing improvement in the U.S. automotive market, which experienced a 16 percent increase in industry vehicle sales from the three months ended June 30, 2011 to the three months ended June 30, 2012.

Approximately $200 million of the revenue increase was attributable to more favorable pricing of our 2012 model year vehicles as compared to prior model years, which was driven by our ability to adjust prices for our vehicle content enhancements in the current market. These increases were partially offset by an $800 million decrease in revenues due to a shift in sales mix from trucks, SUVs and crossovers to passenger cars, as well as consumers purchasing vehicles with option packages that group commonly selected options at a value price, such as offering leather and DVD systems as standard features in certain vehicles. The shift in sales mix was also attributable to the percentage increase in contract manufacturing sales to Fiat outpacing the percentage increase in retail shipments.

Cost of Sales

	Three Months Ended June 30,				Increase (Decrease)
	2012	Percentage of Revenues	2011	Percentage of Revenues
	(in millions of dollars)
Cost of sales	$14,252	84.9%	$11,457	83.9%	$2,795	24.4%
Gross margin	$2,543	15.1%	$2,204	16.1%	$339	15.4%

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

The cost of materials and components makes up a majority of our cost of sales, which was approximately 75 percent and 73 percent for the three months ended June 30, 2012 and 2011, respectively. The remaining costs primarily include labor costs consisting of direct and indirect wages and fringe benefits, depreciation and amortization, and transportation costs. Cost of sales also includes warranty and product-related costs, as well as depreciation expense related to our GDP vehicles. The period over period percentage increase in the cost of materials and components is mainly due to our continuing investments in vehicle components and enhancements. These enhancements include improved engine and transmission technologies, primarily the 3.6L Pentastar V-6 engine and 8-speed automatic transmission, as well as upgraded media components such as the Uconnect Touch featuring an 8.4 inch screen. In addition, we continue to upgrade the interiors of our vehicles with features such as premium leather and LED accent lighting.

Cost of sales for the three months ended June 30, 2012 increased $2,795 million as compared to the same period in 2011 primarily due to higher production volumes in connection with the increased vehicle shipments described above, which accounted for approximately $2.8 billion of the increase. In addition, material costs for the three months ended June 30, 2012 increased approximately $100 million as compared to the same period in 2011 due to enhanced features and content in our 2012 model year vehicles, which were partially offset by efficiencies achieved through our ongoing implementation of World Class Manufacturing processes. The increase in cost of sales was also partially offset by reduced costs associated with the shift in sales mix from trucks, SUVs and crossovers to passenger cars, as well as our increased sales of vehicles with the value option packages noted above in —Revenues, Net.

Price increases for certain raw materials had a negative impact on our cost of sales of approximately $200 million. However, we were able to partially offset these price increases by achieving certain cost savings, principally from commercial re-negotiations and technical efficiencies, such as modifying the material content of a part.

Selling, Administrative and Other Expenses

	Three Months Ended June 30,				Increase (Decrease)
	2012	Percentage of Revenues	2011	Percentage of Revenues
	(in millions of dollars)
Selling, administrative and other expenses	$1,225	7.3%	$1,255	9.2%	$ (30)	(2.4%)

Selling, administrative and other expenses include personnel, advertising, warehousing and other costs. Advertising costs accounted for approximately 55 percent of these costs during both the three months ended June 30, 2012 and 2011. During 2012, we continued to place great emphasis on our brand and vehicle focused advertising campaigns to continue to build consumer interest in our current portfolio, and we incurred costs at levels similar to campaigns for new or refreshed vehicle launches. Typically, we incur greater advertising costs in the initial months that new or refreshed vehicles are available to customers in dealerships. Our all-new Dodge Dart began arriving at dealerships at the end of the second quarter of 2012. However, due to the timing of the retail launch of this vehicle, our advertising campaigns were limited. Our advertising costs during the three months ended June 30, 2011 were reflective of the retail launch of 11 new or refreshed vehicles that began arriving in dealerships during the first quarter of 2011.

Research and Development Expenses, Net

	Three Months Ended June 30,				Increase (Decrease)
	2012	Percentage of Revenues	2011	Percentage of Revenues
	(in millions of dollars)
Research and development expenses, net	$545	3.2%	$392	2.9%	$153	39.0%

Research and development expenses consist of material costs and personnel related expenses associated with engineering, design and development. Our research and development spending has been focused on improving the quality of our vehicles and reducing the time-to-market of new vehicles. Our efforts entail both short-term improvements related to existing vehicles, which include easily recognizable and extensive upgrades to vehicle interiors, and longer term product and powertrain programs. Our research and development expenses for the three months ended June 30, 2012 and 2011, are net of $10 million and $33 million, respectively, of reimbursements recognized for costs related to shared engineering and development activities performed under the product and platform sharing agreement that is part of our industrial alliance with Fiat.

The increase in research and development expenses for the three months ended June 30, 2012 as compared to the same period in 2011, was primarily due to increased spending for direct and indirect materials related to mid-cycle actions, principally the Ram truck lineup and Jeep Grand Cherokee, as well as joint development programs with Fiat, including the Compact U.S. Wide platform utilized for the all-new Dodge Dart. In addition, we continue to invest in vehicle and technology enhancements for Fiat vehicles that we will produce and distribute within North America. To support these efforts, we have increased our average headcount for research and development by approximately 17 percent period over period, while also increasing the average headcount of our temporary contract workers by approximately 10 percent period over period to meet specialized needs.

Interest Expense

	Three Months Ended June 30,		Increase (Decrease)
	2012	2011
	(in millions of dollars)
Interest expense	$278	$328	$(50) (15.2)%

Interest expense for the three months ended June 30, 2012 and 2011 included the following:

	Three Months Ended June 30,
	2012	2011
	(in millions of dollars)
Financial Interest Expense:
VEBA Trust Note	$109	$106
2019 and 2021 Notes	65	27
Tranche B Term Loan	45	19
Canadian Health Care Trust Notes	25	22
Mexican development banks credit facilities	15	11
U.S. Treasury first lien credit facilities	—	75
EDC credit facilities	—	16
Other	15	16
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	31	51
Payable-in-kind interest	—	10
Capitalized interest related to capital expenditures	(27)	(25)

Total	$278	$328

The decrease in interest expense for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 was primarily due to the interest savings and reduced interest accretion achieved as a result of our debt refinancing transaction in May 2011. In that transaction, we repaid our outstanding obligations under the U.S. Treasury and EDC credit facilities and entered into the Tranche B Term Loan and issued the 2019 Notes and 2021 Notes. Refer to—Liquidity and Capital Resources below, for additional information regarding our refinancing transaction. The interest savings and reduced interest accretion are primarily due to the Tranche B Term Loan and 2019 Notes and 2021 Notes having lower effective interest rates and debt discounts than the U.S. Treasury and EDC credit facilities. Refer to—Loss on Extinguishment of Debt below, for additional information regarding the write off of the U.S. Treasury and EDC credit facilities unamortized discounts and debt issuance costs.

Loss on Extinguishment of Debt

	Three Months Ended June 30,		Increase (Decrease)
	2012	2011
	(in millions of dollars)
Loss on extinguishment of debt	$—	$551	$(551) (100.0%	)

In connection with the repayment of our outstanding obligations under the U.S. Treasury and EDC credit facilities, we recognized a $551 million loss on extinguishment of debt, which consisted of the write off of $136 million of unamortized discounts and $34 million of unamortized debt issuance costs associated with the U.S.

Treasury credit facilities and $367 million of unamortized discounts and $14 million of unamortized debt issuance costs associated with the EDC credit facilities. Refer to —Liquidity and Capital Resources below, for additional information regarding our refinancing transaction.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenues, Net

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011
	(in millions of dollars)
Revenues, net	$33,154	$26,785	$6,369	23.8%

Revenues for the six months ended June 30, 2012 increased $6,369 million as compared to the six months ended June 30, 2011, approximately $7.2 billion of which was attributable to an increase in our net worldwide factory shipments from 966 thousand vehicles for the six months ended June 30, 2011 to 1,244 thousand vehicles for the six months ended June 30, 2012. The 29 percent period over period increase in our shipments was driven by increased demand for our vehicles, as evidenced by an increase in our U.S. retail market share from 8.6 percent for the six months ended June 30, 2011 to 10.1 percent for the six months ended June 30, 2012. In addition, the increase in our shipments was due to the continuing improvement in the U.S. automotive market, which experienced a 15 percent increase in industry vehicle sales from the six months ended June 30, 2011 to the six months ended June 30, 2012.

Approximately $500 million of the revenue increase was attributable to more favorable pricing of our 2012 model year vehicles as compared to prior model years, which was driven by our ability to adjust prices for our vehicle content enhancements in the current market. These increases were partially offset by a $1.5 billion decrease in revenues due to a shift in sales mix from trucks, SUVs and crossovers to passenger cars, as well as consumers purchasing vehicles with option packages that group commonly selected options at a value price, such as offering leather and DVD systems as standard features in certain vehicles. The shift in sales mix was also attributable to the percentage increase in contract manufacturing sales to Fiat outpacing the percentage increase in retail shipments.

Cost of Sales

	Six Months Ended June 30,				Increase (Decrease)
	2012	Percentage of Revenues	2011	Percentage of Revenues
	(in millions of dollars)
Cost of sales	$28,043	84.6%	$22,534	84.1%	$5,509	24.4%
Gross margin	$5,111	15.4%	$4,251	15.9%	$860	20.2%

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

The cost of materials and components makes up a majority of our cost of sales, which was approximately 75 percent and 73 percent for the six months ended June 30, 2012 and 2011, respectively. The remaining costs primarily include labor costs consisting of direct and indirect wages and fringe benefits, depreciation and amortization, and transportation costs. Cost of sales also includes warranty and product-related costs, as well as depreciation expense related to our GDP vehicles. The period over period percentage increase in the cost of materials and components is mainly due to our continuing investments in vehicle components and enhancements. These enhancements include improved engine and transmission technologies, primarily the 3.6L Pentastar V-6 engine and 8-speed automatic transmission, as well as upgraded media components such as the Uconnect Touch featuring an 8.4 inch screen. In addition, we continue to upgrade the interiors of our vehicles with features such as premium leather and LED accent lighting.

Cost of sales for the six months ended June 30, 2012 increased $5,509 million as compared to the same period in 2011 primarily due to higher production volumes in connection with the increased vehicle shipments described above, which accounted for approximately $5.6 billion of the increase. In addition, material costs for the six months ended June 30, 2012, increased approximately $200 million as compared to the same period in 2011 due to enhanced features and content in our 2012 model year vehicles, which were partially offset by efficiencies achieved through our ongoing implementation of World Class Manufacturing processes. The increase in cost of sales was also partially offset by reduced costs associated with the shift in sales mix from trucks, SUVs and crossovers to passenger cars, as well as our increased sales of vehicles with the value option packages noted above in —Revenues, Net.

Price increases for certain raw materials had a negative impact on our cost of sales of approximately $400 million, however, we were able to partially offset these price increases by achieving certain cost savings, principally from commercial re-negotiations and technical efficiencies, such as modifying the material content of a part. During the three months ended March 31, 2012 we also recognized insurance recoveries totaling $72 million related to losses sustained in 2011 due to supply disruptions. The proceeds from these recoveries were fully collected during the three months ended June 30, 2012. There were no similar insurance recoveries during the three months ended June 30, 2012 and the six months ended June 30, 2011.

Selling, Administrative and Other Expenses

	Six Months Ended June 30,				Increase (Decrease)
	2012	Percentage of Revenues	2011	Percentage of Revenues
	(in millions of dollars)
Selling, administrative and other expenses	$2,445	7.4%	$2,440	9.1%	$5	0.2%

Selling, administrative and other expenses include personnel, advertising, warehousing and other costs. Advertising costs accounted for approximately 55 percent of these costs during both the six months ended June 30, 2012 and 2011. During 2012, we continued to place great emphasis on our brand and vehicle focused advertising campaigns to continue to build consumer interest in our current portfolio, and we incurred costs at levels similar to campaigns for new or refreshed vehicle launches. Typically, we incur greater advertising costs in the initial months that new or refreshed vehicles are available to customers in dealerships. Our all-new Dodge Dart began arriving at dealerships at the end of the second quarter of 2012. However, due to the timing of the retail launch of this vehicle, our advertising campaigns were limited. Our advertising costs during the six months ended June 30, 2011 were reflective of the retail launch of 11 new or refreshed vehicles that began arriving in dealerships during the first quarter of 2011.

Research and Development Expenses, Net

	Six Months Ended June 30,				Increase (Decrease)
	2012	Percentage of Revenues	2011	Percentage of Revenues
	(in millions of dollars)
Research and development expenses, net	$1,134	3.4%	$746	2.8%	$388	52%

Research and development expenses consist of material costs and personnel related expenses associated with engineering, design and development. Our research and development spending has been focused on improving the quality of our vehicles and reducing the time-to-market of new vehicles. Our efforts entail both short-term improvements related to existing vehicles, which include easily recognizable and extensive upgrades to vehicle interiors, and longer term product and powertrain programs. Our research and development expenses for the six months ended June 30, 2012 and 2011, are net of $28 million and $43 million, respectively, of reimbursements recognized for costs related to shared engineering and development activities performed under the product and platform sharing agreement that is part of our industrial alliance with Fiat.

The increase in research and development expenses for the six months ended June 30, 2012 as compared to the same period in 2011, was primarily due to increased spending for direct and indirect materials related to mid-cycle actions, principally the Ram truck lineup and Jeep Grand Cherokee, as well as joint development programs with Fiat, including the Compact U.S. Wide platform utilized for the all-new Dodge Dart. In addition, we continue to invest in vehicle and technology enhancements for Fiat vehicles that we will produce and distribute within North America. To support these efforts, we have increased our average headcount for research and development by approximately 21 percent period over period, while also increasing the average headcount of our temporary contract workers by approximately 22 percent period over period to meet specialized needs.

Interest Expense

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011
	(in millions of dollars)
Interest expense	$555	$676	$(121) (17.9%)

Interest expense for the six months ended June 30, 2012 and 2011 included the following:

	Six Months Ended June 30,
	2012	2011
	(in millions of dollars)
Financial Interest Expense:
VEBA Trust Note	$218	$211
2019 and 2021 Notes	130	27
Tranche B Term Loan	90	19
Canadian Health Care Trust Notes	48	44
Mexican development banks credit facilities	29	21
U.S. Treasury first lien credit facilities	—	202
EDC credit facilities	—	44
Other	29	32
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	62	109
Payable-in-kind interest	—	27
Capitalized interest related to capital expenditures	(51)	(60)

Total	$555	$676

The decrease in interest expense for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was primarily due to the interest savings and reduced interest accretion achieved as a result of our debt refinancing transaction in May 2011. In that transaction, we repaid our outstanding obligations under the U.S. Treasury and EDC credit facilities and entered into the Tranche B Term Loan and the 2019 Notes and 2021 Notes. Refer to —Liquidity and Capital Resources below, for additional information regarding our refinancing transaction. The interest savings and reduced interest accretion are primarily due to the Tranche B Term Loan and 2019 Notes and 2021 Notes having lower effective interest rates and debt discounts than the U.S. Treasury and EDC credit facilities. Refer to —Loss on Extinguishment of Debt below, for additional information regarding the write off of the U.S. Treasury and EDC credit facilities unamortized discounts and debt issuance costs.

Loss on Extinguishment of Debt

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011
	(in millions of dollars)
Loss on extinguishment of debt	$—	$551	$(551) (100%)

In connection with the repayment of our outstanding obligations under the U.S. Treasury and EDC credit facilities, we recognized a $551 million loss on extinguishment of debt, which consisted of the write off of $136 million of unamortized discounts and $34 million of unamortized debt issuance costs associated with the U.S. Treasury credit facilities and $367 million of unamortized discounts and $14 million of unamortized debt issuance costs associated with the EDC credit facilities. Refer to —Liquidity and Capital Resources below, for additional information regarding our refinancing transaction.

Liquidity and Capital Resources

Liquidity Overview

We require significant liquidity in order to meet our obligations and fund our business plan. Short-term liquidity is required to purchase raw materials, parts and components required for vehicle production, and to fund selling, administrative, research and development, and other expenses. In addition to our general working capital needs, we expect to use significant amounts of cash for the following purposes: (i) capital expenditures to support our existing and future products; (ii) principal and interest payments under our financial obligations and (iii) pension and other postretirement employee benefits, or OPEB, payments. Our capital expenditures are estimated to be approximately $2 billion for the remainder of 2012, which we plan to fund with cash generated primarily from our operating activities.

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

Any actual or perceived limitations of our liquidity may affect the ability or willingness of counterparties, including dealers, suppliers and financial service providers, to do business with us, or require us to restrict additional amounts of cash to provide collateral security for our obligations. Our liquidity levels are subject to a number of risks and uncertainties, including those described above in —Forward-Looking Statements, and in Item 1A —Risk Factors in our 2011 Form 10-K.

Total Available Liquidity

At June 30, 2012, our total available liquidity was $13,375 million, including $1,300 million available to be borrowed under our revolving credit facility that matures in May 2016, or the Revolving Facility. We may access these funds subject to the conditions of our senior credit facilities, which includes the Tranche B Term Loan and the Revolving Facility, or the Senior Credit Facilities. The proceeds from the Revolving Facility may be used for general corporate and/or working capital purposes. The terms of our Senior Credit Facilities require us to maintain a minimum liquidity of $3.0 billion inclusive of any amounts undrawn on our Revolving Facility. Total available liquidity includes cash and cash equivalents, which are subject to intra-month, foreign exchange and seasonal fluctuations. Restricted cash is not included in our presentation of total available liquidity. The following summarizes our total available liquidity (in millions of dollars):

	June 30, 2012	December 31, 2011
Cash and cash equivalents (1)	$12,075	$9,601
Revolving Facility availability (2)	1,300	1,300

Total Available Liquidity	$13,375	$10,901

(1)	The foreign subsidiaries for which we have elected to permanently reinvest earnings outside of the U.S. held $1.2 billion and $0.7 billion of cash and cash equivalents as of June 30, 2012 and December 31, 2011, respectively. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these subsidiaries, as the earnings are permanently reinvested. However, if we determine, in the future, that it is necessary to repatriate these funds or we sell or liquidate any of these subsidiaries, we may be required either to pay taxes, even though we are not currently a taxable entity for U.S. federal income tax purposes, or make distributions to our members to pay taxes associated with the repatriation or the sale or liquidation of these subsidiaries. We may also be required to accrue and pay withholding taxes, depending on the foreign jurisdiction from which the funds are repatriated.
(2)	Prior to the final maturity date of the Senior Credit Facilities, we have the option to increase the amount of these facilities in an aggregate principal amount not to exceed $1.2 billion, either through an additional term loan, an increase in the Revolving Facility or a combination of both.

The increase of $2,474 million in total available liquidity from December 31, 2011 to June 30, 2012, reflects a $2,474 million increase in cash and cash equivalents resulting from net cash provided by operating activities of $4,342 million, offset by net cash used in investing activities of $1,734 million and net cash used in financing activities of $129 million. Refer to —Cash Flows below, for additional information regarding our changes in cash and cash equivalents.

Repayment of U.S. Treasury and Export Development Canada Credit Facilities

On May 24, 2011, we repaid all amounts outstanding under the U.S. Treasury first lien credit agreement and EDC loan and security agreement. Refer to our 2011 Form 10-K for additional information related to these agreements.

Payments were made as follows (in millions of dollars):

	Principal		Accrued Interest	Total Payment
U.S. Treasury first lien credit facilities:
Tranche B	$2,080	(1)	$22	$2,102
Tranche C	3,675	(2)	65	3,740
Zero Coupon Note	100		—	100

Total U.S Treasury first lien credit facilities	5,855		87	5,942
EDC credit facilities:
Tranche X	1,319		14	1,333
Tranche X-2	404		4	408

Total EDC credit facilities	1,723		18	1,741

Total U.S Treasury and EDC credit facilities	$7,578		$105	$7,683

(1)	Includes $80 million of payable-in-kind, or PIK, interest previously capitalized. The payment of PIK interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows.
(2)	Includes $315 million of PIK interest previously capitalized. The payment of PIK interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows. In addition, as a result of the termination of the Ally Master Transaction Agreement, or the Ally MTA, and in accordance with the U.S. Treasury first lien credit agreement, amounts outstanding under that agreement were reduced by $4 million, the amount of qualifying losses incurred by Ally Financial Inc. through April 2011. Refer to Note 9, Commitments, Contingencies and Concentrations, in the accompanying Condensed Consolidated Financial Statements for additional information related to the Ally MTA.

Senior Credit Facilities and Secured Senior Notes

On May 24, 2011, we and certain of our U.S. subsidiaries as guarantors entered into the following arrangements:

•

Senior Credit Facilities — a $3.0 billion Tranche B Term Loan maturing on May 24, 2017, which was fully drawn on May 24, 2011 and a $1.3 billion Revolving Facility which matures on May 24, 2016 and remains undrawn;

•	Secured Senior Notes due 2019 — issuance of $1.5 billion of 8 percent secured senior notes due June 15, 2019, or the Original 2019 Notes; and

•	Secured Senior Notes due 2021 — issuance of $1.7 billion of 8 1/4 percent secured senior notes due June 15, 2021, or the Original 2021 Notes.

Refer to our 2011 Form 10-K for additional information related to these arrangements.

Secured Senior Notes Exchange Offer

In connection with the offering of the Original 2019 Notes and Original 2021 Notes, collectively referred to as the Original Notes, we entered into a registration rights agreement with the initial purchasers of the Original Notes. In the registration rights agreement, we agreed to register notes having substantially identical terms as the Original Notes with the SEC as part of an offer to exchange freely tradable exchange notes for the Original Notes. On December 29, 2011, and subject to the terms and conditions set forth in our prospectus, we commenced an offer to exchange our new 8 percent secured senior notes due 2019, or the 2019 Notes, for the outstanding Original 2019 Notes and our new 8  1/4 percent secured senior notes due 2021, or the 2021 Notes, for the outstanding Original 2021 Notes. The 2019 Notes and 2021 Notes are collectively referred to as the “Notes.”

On February 1, 2012, our offers to exchange the Original 2019 Notes and Original 2021 Notes expired. Substantially all of the Original Notes were tendered for the Notes. The holders of the Notes received an equal principal amount of 2019 Notes for the Original 2019 Notes and an equal principal amount of 2021 Notes for the Original 2021 Notes. The form and terms of the Notes are identical in all material respects to the Original Notes, except that, the Notes do not contain restrictions on transfer.

Canadian Health Care Trust Notes

In 2010, Chrysler Canada Inc., or Chrysler Canada, issued four unsecured promissory notes to an independent Canadian Health Care Trust, or the Canadian Health Care Trust Notes. The scheduled Tranche A and Tranche B note payments through 2012 do not fully satisfy the interest accrued at the stated rate of 9.0 percent per annum. Accordingly, on the payment date, the difference between a scheduled payment and the interest accrued through the payment date will be capitalized as additional debt. We are not required to make a payment on the Tranche C note until 2020. However, interest accrued on the Tranche C note will be capitalized as additional debt on the payment date of the Tranche B note through 2019.

Payments on the Canadian Health Care Trust Notes are due on June 30 of each year unless that day is not a business day in Canada, in which case payments are due on the next business day. Therefore, the scheduled payments for 2012 were made on July 3, 2012. On that date, $74 million ($76 million Canadian Dollars, or CAD) of interest accrued in excess of the scheduled payments was capitalized as additional debt.

Gold Key Lease

Chrysler Canada maintains our Gold Key Lease vehicle lease portfolio. The related vehicles are leased to Canadian consumers and were financed by asset-backed securitization facilities, as well as a $4.9 billion ($5.0 billion CAD) secured revolving credit facility. In June 2012, we repaid the remaining outstanding balance of the asset-backed note payable. These obligations were primarily repaid out of collections from the operating leases and proceeds from the sales of the related vehicles. We are currently winding down the Gold Key Lease program, therefore, we anticipate no additional funding will be required. No vehicles were added to the portfolio during the six months ended June 30, 2012 and 2011.

Restricted Cash

Restricted cash, which includes cash equivalents, was $407 million as of June 30, 2012. Restricted cash included $259 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler AG, or Daimler, $50 million of collateral for foreign currency exchange and commodity hedge contracts and $98 million of collateral for standby letters of credit and other contractual agreements.

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

Cash Flows

Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011

Operating Activities —Six Months Ended June 30, 2012

For the six months ended June 30, 2012, our net cash provided by operating activities was $4,342 million and was primarily the result of:

(i)	net income of $909 million, adjusted to add back $1,430 million of depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts);

(ii)	a $1,732 million increase in trade liabilities, primarily due to increased production in response to increased consumer demand for our vehicles, which was consistent with the increase in our worldwide factory shipments;

(iii)	a $423 million increase in accrued sales incentives, primarily due to an increase in our U.S. dealer inventory levels at June 30, 2012 versus December 31, 2011 mostly due to an increase in our shipments during the first half of 2012 versus the end of 2011 in order to meet consumer demand and maintain relatively consistent days’ supply of inventory at our U.S. dealers;

(iv)	a $270 million decrease in receivables from Fiat due to collections during the period outpacing sales of vehicles to Fiat during the first half of 2012; and

(v)	a $90 million increase in payables to Fiat due to increased purchases of parts, services and vehicles during 2012 as compared to the end of 2011.

These increases in our net cash provided by operating activities were partially offset by:

(i)	a $668 million increase in trade receivables, primarily due to an increase in our worldwide factory shipments at the end of June 2012 as compared to December 2011 as a result of our annual December shutdown. We generally receive payments on sales of vehicles in North America within a few days of shipment from our assembly plants; and

(ii)	$187 million of pension and OPEB contributions.

Operating Activities —Six Months Ended June 30, 2011

For the six months ended June 30, 2011, our net cash provided by operating activities was $3,708 million and was primarily the result of:

(i)	net loss of $254 million, adjusted to add back the $551 million loss on extinguishment of debt associated with the repayment of our U.S. Treasury and EDC credit facilities and $1,643 million of depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts);

(ii)	a $1,437 million increase in trade liabilities, primarily due to increased production in response to increased consumer demand for our vehicles following the introduction of our 16 all-new or significantly refreshed vehicles, which was consistent with the increase in our worldwide factory shipments;

(iii)	a $484 million increase in accrued sales incentives, primarily due to an increase in our U.S. dealer inventory levels at June 30, 2011 versus December 31, 2010 mostly due to an increase in our shipments during the first half of 2011 versus the end of 2010 in order to meet consumer demand for our 16 all-new or significantly refreshed vehicles and maintain relatively consistent days’ supply of inventory at our U.S. dealers;

(iv)	$374 million in collections from Daimler related to the Daimler tax receivable; and

(v)	a $271 million increase in payables to Fiat due to increased purchases of parts, services and vehicles during the first half of 2011 as compared to the end of 2010.

These increases in our net cash provided by operating activities were partially offset by:

(i)	a $447 million increase in receivables from Fiat due to increased sales of vehicles, service parts and services to Fiat during 2011 as compared to the end of 2010, primarily due to the integration of our European distribution and dealer network organization into Fiat’s distribution organization;

(ii)	$414 million of pension and OPEB contributions, partially offset by the collection of a $200 million pension receivable from Daimler; and

(iii)	the repayment of $395 million of capitalized payable-in-kind, or PIK, interest on the U.S. Treasury credit facilities.

Investing Activities —Six Months Ended June 30, 2012

For the six months ended June 30, 2012, our net cash used in investing activities was $1,734 million and was primarily the result of:

(i)	$1,854 million of capital expenditures to support our existing and future products.

These cash outflows were partially offset by:

(i)	$70 million of proceeds from disposals of equipment on operating leases, primarily related to our Gold Key Lease vehicle lease portfolio; and

(ii)	a $54 million decrease in restricted cash, primarily due to reduced collateral requirements as a result of positive mark to market adjustments for outstanding derivative instruments during the period.

Investing Activities —Six Months Ended June 30, 2011

For the six months ended June 30, 2011, our net cash used in investing activities was $393 million and was primarily the result of:

(i)	$1,185 million of capital expenditures to support our existing and future products.

These cash outflows were partially offset by:

(i)	$465 million of proceeds from disposals of equipment on operating leases, primarily related to our Gold Key Lease vehicle lease portfolio;

(ii)	a $218 million decrease in restricted cash. The decrease in restricted cash was primarily the result of the release of $167 million of collateral associated with the Gold Key Lease vehicle lease portfolio, which was used to pay down an equivalent amount outstanding on our Gold Key Lease credit facility. The decrease was also due to the release of initial margin collateral requirements for foreign currency exchange and commodity hedge contracts; and

(iii)	$96 million of proceeds from U.S. Dealer Automotive Receivables Transition LLC, or USDART, which represented the remaining balance of a previous advance to USDART that was transferred to us in May 2011, in connection with the termination of the Ally Master Transaction Agreement, or Ally MTA, between the U.S. Treasury, Ally Financial Inc., or Ally, and USDART. Refer to Note 9, Commitments, Contingencies and Concentrations, of our accompanying Condensed Consolidated Financial Statements for additional information related to USDART and the Ally MTA.

Financing Activities —Six Months Ended June 30, 2012

For the six months ended June 30, 2012, our net cash used in financing activities was $129 million and was primarily the result of:

(i)	$84 million of debt repayments, including $25 million related to the Auburn Hills Headquarters loan, $15 million related to the Tranche B Term Loan and $44 million related to capital leases and other financial obligations; and

(ii)	$41 million of repayments of our Gold Key Lease financing obligations, which included the final repayment of the outstanding asset-backed note payable in June 2012. Gold Key Lease program proceeds used to fund these payments are included in operating and investing activities.

Financing Activities —Six Months Ended June 30, 2011

For the six months ended June 30, 2011, our net cash used in financing activities was $461 million and was primarily the result of:

(i)	$515 million of repayments of our Gold Key Lease financing obligations, which included the full repayment of the amounts outstanding on our Gold Key Lease credit facility in April 2011.

These cash outflows were partially offset by net proceeds received from our refinancing transaction in May 2011, which consisted of:

(i)	$3,160 million of net proceeds from the Secured Senior Notes;

(ii)	$2,933 million of net proceeds from the Tranche B Term Loan;

(iii)	$1,268 million of proceeds received from Fiat’s exercise of its incremental equity call option;

(iv)	$5,460 million of principal repayments (excluding capitalized PIK interest) of our U.S. Treasury credit facilities; and

(v)	$1,723 million of principal repayments of our EDC credit facilities.

Net Industrial Debt

Our calculation of Gross and Net Industrial Debt, as well as a detailed discussion of these measures, is included below in —Non-GAAP Financial Measures —Gross and Net Industrial Debt.

Our Net Industrial Debt decreased by $2,500 million from $2,932 million at December 31, 2011 to $432 million at June 30, 2012, primarily due to a $2,474 million increase in cash and cash equivalents. Refer to—Cash Flows above, for additional information regarding the increase in our cash and cash equivalents for the six months ended June 30, 2012.

Free Cash Flow

Our calculation of Free Cash Flow, as well as a detailed discussion of this measure, is included below in —Non-GAAP Financial Measures —Free Cash Flow.

Free Cash Flow for the six months ended June 30, 2012 and 2011 totaled $2,566 million and $2,700 million, respectively.

The decrease in Free Cash Flow from 2011 to 2012 was primarily due to a:

(i)	$669 million increase in our capital expenditures due to our continued investments to enhance our current and future product portfolio;

(ii)	$395 million reduction in proceeds from disposals of equipment on operating leases, primarily related to the wind down of our Gold Key Lease vehicle lease portfolio; and

(iii)	$164 million reduction in our change in restricted cash, primarily due to 2011 including the release of $167 million of collateral associated with the Gold Key Lease vehicle lease portfolio.

These decreases were partially offset by a:

(i)	$634 million increase in our cash generated from operations. Refer to —Cash Flows above, for additional information regarding the change in our cash generated from operations; and

(ii)	$474 million reduction in repayments on our Gold Key Lease financing obligations, primarily due to the significant reduction in the related outstanding obligations, which is consistent with the wind down of the program.

Daimler Tax Receivable

During the three months ended March 31, 2011, we received $374 million of reimbursements from Daimler related to payments previously made by us which had been applied by the Canada Revenue Agency and the Provincial Tax Authorities in relation to additional taxes assessed to Chrysler Canada for transfer pricing adjustments. No such reimbursements were received during the three months ended June 30, 2011 and the six months ended June 30, 2012. Refer to our 2011 Form 10-K for further discussion regarding the Canadian transfer pricing matter.

Defined Benefit Pension Plans and OPEB Plans—Contributions

During the six months ended June 30, 2012, employer contributions to our funded pension plans amounted to $84 million. Employer contributions to our funded pension plans are expected to be $557 million for the remainder of 2012, of which discretionary contributions of $259 million are expected to be made to the U.S. plans and $2 million and $281 million will be made to our U.S. and Canadian plans, respectively, to satisfy minimum funding requirements. Employer contributions to our unfunded pension and OPEB plans amounted to $6 million and $97 million, respectively, for the six months ended June 30, 2012. Employer contributions to our unfunded pension and OPEB plans are expected to be $4 million and $91 million, respectively, for the remainder of 2012, which represent the expected benefit payments to participants.

During the life of the plans, we intend to primarily utilize plan assets to fund benefit payments of our pension plans and minimize our cash contributions. OPEB payments are currently funded from our cash flows from operations.

In connection with our transaction with Old Carco LLC in June 2009, we acquired a $600 million receivable from Daimler to fund contributions to our U.S. pension plans. This receivable was payable to us in three equal annual installments, of which, the third and final $200 million installment was received by us in June 2011 and was utilized to fund a portion of our contributions to our unfunded pension plans during the six months ended June 30, 2011.

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

The reconciliation of net income (loss) to Adjusted Net Income, Modified Operating Profit and Modified EBITDA is set forth below (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$436	$(370)	$909	$(254)
Plus:
Loss on extinguishment of debt	—	551	—	551

Adjusted Net Income	436	181	909	297

Plus:
Income tax expense	105	57	138	101
Net interest expense	266	317	533	654
Net pension, OPEB and other employee benefit gains other than service costs	(21)	(51)	(42)	(88)
Restructuring (income) expenses, net	(34)	2	(48)	13
Other financial expense, net	3	1	5	7

Modified Operating Profit	755	507	1,495	984

Plus:
Depreciation and amortization expense	712	809	1,380	1,510
Less:
Depreciation and amortization expense for vehicles held for lease	(43)	(23)	(67)	(30)

Modified EBITDA	$1,424	$1,293	$2,808	$2,464

Gross and Net Industrial Debt

We compute Gross Industrial Debt as total financial liabilities less Gold Key Lease financing obligations. Gold Key Lease financing obligations were primarily satisfied out of collections from the related operating leases and proceeds from the sale of the related vehicles.

We deduct our cash and cash equivalents from Gross Industrial Debt to compute Net Industrial Debt. We use Net Industrial Debt as a measure of our financial leverage and believe it is useful to others in evaluating our financial leverage.

The following is a reconciliation of financial liabilities to Gross and Net Industrial Debt (in millions of dollars):

	June 30, 2012	December 31, 2011
Financial liabilities (1)	$12,507	$12,574
Less: Gold Key Lease obligations	—	41

Gross Industrial Debt	$12,507	$12,533
Less: cash and cash equivalents	12,075	9,601

Net Industrial Debt	$432	$2,932

(1)	Refer to Note 7, Financial Liabilities, of our accompanying Condensed Consolidated Financial Statements for additional information regarding our financial liabilities.

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

Free Cash Flow should not be considered as an alternative to, or substitute for, net change in cash and cash equivalents. We believe it is important to view Free Cash Flow as a complement to our accompanying Condensed Consolidated Statements of Cash Flows.

The following is a reconciliation of Net Cash Provided by (Used in) Operating and Investing Activities to Free Cash Flow (in millions of dollars):

	Six Months Ended June 30,
	2012	2011
Net Cash Provided by Operating Activities	$4,342	$3,708
Net Cash Used in Investing Activities	(1,734)	(393)
Investing activities excluded from Free Cash Flow:
Change in loans and notes receivables	(1)	(4)
Proceeds from USDART	—	(96)
Financing activities included in Free Cash Flow:
Repayments of Gold Key Lease financing	(41)	(515)

Free Cash Flow	$2,566	$2,700

Ally Repurchase Obligation

In accordance with the terms of the Ally Auto Finance Operating Agreement, or Ally Agreement, we are required to repurchase Ally financed dealer inventory, upon certain triggering events and with certain exceptions, in the event of an actual or constructive termination of a dealer’s franchise agreement (including in certain circumstances when Ally forecloses on all assets of a dealer securing financing provided by Ally). These obligations exclude vehicles that have been damaged or altered, that are missing equipment or that have excessive mileage or an original invoice date that is more than one year prior to the repurchase date.

As of June 30, 2012, the maximum potential amount of future payments required to be made to Ally under this guarantee was approximately $7.5 billion and was based on the aggregate repurchase value of eligible vehicles financed by Ally in our U.S. and Canadian dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at June 30, 2012, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimate reflects our actual experience.

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

As of June 30, 2012, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $230 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at June 30, 2012, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimate reflects our actual experience.

Employees

The following summarizes the number of our hourly and salaried employees as of the dates noted below:

	June 30, 2012	December 31, 2011
Hourly	44,073	39,571
Salaried	18,150	16,116

Total	62,223	55,687

The increase in our total workforce during the six months ended June 30, 2012, is primarily attributable to the hiring of manufacturing employees to support our current and anticipated production volumes, as well as additional engineering, research and development and other highly skilled employees to support our product development and other corporate activities.

In the U.S. and Canada combined, most of our hourly employees and approximately one-quarter of our salaried employees were represented by unions under collective bargaining agreements, which represented approximately 64 percent of our worldwide workforce as of June 30, 2012. The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, or UAW, and the National Automobile, Aerospace, Transportation and General Workers Union of Canada, or CAW, represent substantially all of these represented employees in the U.S. and Canada, respectively.

Our collective bargaining agreement with the CAW expires in September 2012.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board, or FASB, issued updated guidance on the annual testing of indefinite-lived intangible assets for impairment. The amendments allow an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If, based on its qualitative assessment, an entity concludes it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We are evaluating the potential impact of this guidance on our consolidated financial statements.

In May 2011, the FASB issued updated guidance to achieve common fair value measurement and disclosure requirements between International Financial Reporting Standards and U.S. GAAP. The amendments clarify the FASB’s intent about the application of existing requirements and provide for changes in measuring the fair value of financial instruments that are managed within a portfolio and the application of premiums or discounts. This guidance requires us to, among other things, expand existing disclosures for recurring Level 3 fair value measurements and for those assets and liabilities not measured at fair value on the balance sheet, but for which fair value is disclosed. This guidance is effective for fiscal periods beginning after December 15, 2011, and is to be applied prospectively. We adopted this guidance as of January 1, 2012, and it did not have a material impact on our consolidated financial statements.

Critical Accounting Estimates

The accompanying condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. For a discussion of our critical accounting estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Estimates and Item 8. Financial Statements and Supplementary Data —Note 2, Basis of Presentation and Significant Accounting Policies, included in our 2011 Form 10-K. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our exposure to financial market risks since December 31, 2011. Refer to Item 7A—Quantitative and Qualitative Disclosures about Marker Risk in our 2011 Form 10-K.

Item 4. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—Other Information

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

Item 6. Exhibits

Exhibit Number	Description of Documents

31.1*	Section 302 Certification of the Chief Executive Officer

31.2*	Section 302 Certification of the Chief Financial Officer

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†ø	XBRL Instance Document

101.SCH†ø	XBRL Taxonomy Extension Schema Document

101.CAL†ø	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†ø	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†ø	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†ø	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Furnished herewith
ø	Submitted electronically herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHRYSLER GROUP LLC

Dated: August 13, 2012	By:	/s/ Richard K. Palmer
Richard K. Palmer
Senior Vice President and Chief Financial Officer

CHRYSLER GROUP LLC

Exhibit Index

Exhibit Number	Description of Documents

31.1*	Section 302 Certification of the Chief Executive Officer

31.2*	Section 302 Certification of the Chief Financial Officer

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†ø	XBRL Instance Document

101.SCH†ø	XBRL Taxonomy Extension Schema Document

101.CAL†ø	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†ø	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†ø	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†ø	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Furnished herewith
ø	Submitted electronically herewith