Form 10-Q
period 2012-09-30
Chrysler Group LLC
filed 2012-11-13
CIK 1513153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 13, 2012, there were 1,061,225 Class A Membership Interests and 200,000 Class B Membership Interests issued and outstanding.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Form 10-Q for the Quarterly Period Ended September 30, 2012

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

Forward-Looking Statements

This report contains forward-looking statements that reflect our current views about future events. We use the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “will,” “intend,” “may,” “plan,” “project,” “should,” “could,” “seek,” “designed,” “potential,” “forecast,” “target,” “objective,” “goal,” or the negatives of such terms or other similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. For additional discussion of these risks, refer to Item 1A. Risk Factors in our 2011 Annual Report on Form 10-K, or 2011 Form 10-K. These factors include, but are not limited to:

•	economic weakness and weak vehicle demand, especially in North America;
•	our ability to realize benefits from our industrial alliance with Fiat;
•	our ability to increase vehicle sales outside North America;
•	our ability to continue to regularly introduce new and significantly refreshed vehicles that appeal to consumers;
•	changes in consumer preferences that could reduce relative demand for our product offerings;
•	increases in fuel prices that may adversely impact demand for our vehicles;
•	competitive pressures that may limit our ability to manage sales incentives and achieve better pricing;
•	our lack of a captive finance company and the potential inability of our dealers and customers to obtain affordably priced financing;
•	our ability to control costs and implement cost reduction and productivity improvement initiatives;
•	disruption of production or delivery of new vehicles due to shortages of materials, including supply disruptions resulting from natural disasters, labor strikes or supplier insolvencies;
•	changes and fluctuations in the prices of raw materials, parts and components;
•	our ability to accurately forecast demand for our vehicles;
•	uncertainty relating to weak economic conditions in several European nations in which we plan to increase sales, and where Fiat, our alliance partner, is organized and derives significant revenues;
•	our substantial indebtedness and limitations on our liquidity that may limit our ability to execute our business plan;
•	changes in foreign currency exchange rates and interest rates;
•	changes in laws, regulations and government policies, particularly those relating to vehicle emissions, fuel economy and safety; and
•	the impact of vehicle defects and/or product recalls.

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

PART I – Financial Information

Item 1. Condensed Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

Chrysler Group LLC

Auburn Hills, MI

We have reviewed the accompanying condensed consolidated balance sheet of Chrysler Group LLC and subsidiaries (“the Company”) as of September 30, 2012, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, and cash flows and members’ deficit for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan

November 13, 2012

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in millions of dollars)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2012	2011	2012	2011
Revenues, net		$15,478	$13,067	$48,632	$39,852
Cost of sales		12,916	11,013	40,959	33,547

GROSS MARGIN		2,562	2,054	7,673	6,305
Selling, administrative and other expenses		1,330	1,077	3,775	3,517
Research and development expenses, net		540	445	1,674	1,191
Restructuring (income) expenses, net	14	(6)	—	(54)	13
Interest expense	3	273	282	828	958
Interest income		(12)	(9)	(34)	(31)
Loss on extinguishment of debt	7	—	—	—	551

INCOME BEFORE INCOME TAXES		437	259	1,484	106
Income tax expense	8	56	47	194	148

NET INCOME (LOSS)		$381	$212	$1,290	$(42)

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited - in millions of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$381	$212	$1,290	$(42)
Other comprehensive (loss) income (1)	(75)	232	(72)	204

TOTAL COMPREHENSIVE INCOME	$306	$444	$1,218	$162

(1)	Net of $0 of taxes

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited - in millions of dollars)

	Notes	September 30, 2012	December 31, 2011
CURRENT ASSETS:
Cash and cash equivalents		$11,947	$9,601
Restricted cash	9	77	106
Trade receivables, net of allowance for doubtful accounts of $57 and $68, respectively		1,317	845
Inventories	4	4,937	4,366
Prepaid expenses and other assets		912	1,603
Deferred taxes		32	25

TOTAL CURRENT ASSETS		19,222	16,546
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net of accumulated depreciation and amortization of $7,627 and $6,109, respectively		15,213	13,965
Equipment on operating leases, net		1,199	1,421

TOTAL PROPERTY AND EQUIPMENT		16,412	15,386
OTHER ASSETS:
Advances to related parties and other financial assets		54	56
Restricted cash	9	344	355
Goodwill		1,361	1,361
Other intangible assets, net	5	3,307	3,371
Prepaid expenses and other assets		428	421
Deferred taxes		33	47

TOTAL OTHER ASSETS		5,527	5,611

TOTAL ASSETS		$41,161	$37,543

CURRENT LIABILITIES:
Trade liabilities		$10,580	$8,566
Accrued expenses and other liabilities	6	8,067	7,707
Current maturities of financial liabilities	7	451	230
Deferred revenue		1,043	1,171
Deferred taxes		74	73

TOTAL CURRENT LIABILITIES		20,215	17,747
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	6	12,720	12,758
Financial liabilities	7	12,189	12,344
Deferred revenue		793	653
Deferred taxes		67	76

TOTAL LONG-TERM LIABILITIES		25,769	25,831
Commitments and contingencies	9	—	—

MEMBERS’ DEFICIT:
Membership Interests
Class A Membership Interests — 1,061,225 units authorized, issued and outstanding at September 30, 2012 and December 31, 2011		—	—
Class B Membership Interests — 200,000 units authorized, issued and outstanding at September 30, 2012 and December 31, 2011		—	—
Contributed capital		2,651	2,657
Accumulated losses		(2,964)	(4,254)
Accumulated other comprehensive loss		(4,510)	(4,438)

TOTAL MEMBERS’ DEFICIT		(4,823)	(6,035)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT		$41,161	$37,543

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in millions of dollars)

		Nine Months Ended September 30,
	Notes	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES		$5,477	$3,537

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets		(3,058)	(1,908)
Proceeds from disposals of property, plant and equipment		8	15
Purchases of equipment on operating leases		(7)	(29)
Proceeds from disposals of equipment on operating leases		83	634
Change in restricted cash		40	297
Change in loans and notes receivables		1	4
Proceeds from USDART	9	—	96
Other		(1)	17

NET CASH USED IN INVESTING ACTIVITIES		(2,934)	(874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of U.S. Treasury first lien credit facilities	7	—	(5,460)
Repayment of Export Development Canada credit facilities	7	—	(1,723)
Proceeds from Secured Senior Notes	7	—	3,160
Proceeds from Tranche B Term Loan	7	—	2,933
Repayments of Tranche B Term Loan		(23)	(8)
Repayments of Gold Key Lease financing	7	(41)	(562)
Repayments of Auburn Hills Headquarters loan		(37)	(9)
Repayment of Canadian Health Care Trust Note	7	(25)	(26)
Repayment of Mexican development banks credit facility		(7)	—
Net repayments of other financial liabilities		(63)	(58)
Debt issuance costs		—	(62)
Proceeds from Fiat’s incremental equity call option exercise	13	—	1,268
Distribution for state tax withholding obligations on behalf of members		(4)	(9)

NET CASH USED IN FINANCING ACTIVITIES		(200)	(556)

Effect of exchange rate changes on cash and cash equivalents		3	—
Net change in cash and cash equivalents		2,346	2,107
Cash and cash equivalents at beginning of period		9,601	7,347

Cash and cash equivalents at end of period		$11,947	$9,454

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Capitalized interest on VEBA Trust Note	7	$38	$126
Capitalized interest on Canadian Health Care Trust Notes	7	74	27

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT

(Unaudited - in millions of dollars)

	Notes	Contributed Capital	Accumulated Losses	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2012		$2,657	$(4,254)	$(4,438)	$(6,035)
Distribution for state tax withholding obligations on behalf of members		(3)			(3)
Net income			473		473
Total other comprehensive loss				(75)	(75)

Balance at March 31, 2012		$2,654	$(3,781)	$(4,513)	$(5,640)
Distribution for state tax withholding obligations on behalf of members		(3)			(3)
Net income			436		436
Total other comprehensive income				78	78

Balance at June 30, 2012		$2,651	$(3,345)	$(4,435)	$(5,129)
Net income			381		381
Total other comprehensive loss				(75)	(75)

Balance at September 30, 2012		$2,651	$(2,964)	$(4,510)	$(4,823)

Balance at January 1, 2011		$1,399	$(4,437)	$(1,451)	$(4,489)
Distribution for state tax withholding obligations on behalf of members		(6)			(6)
Net income			116		116
Total other comprehensive loss				(48)	(48)

Balance at March 31, 2011		$1,393	$(4,321)	$(1,499)	$(4,427)
Exercise of Fiat’s incremental equity call option	13	1,268			1,268
Net loss			(370)		(370)
Total other comprehensive income				20	20

Balance at June 30, 2011		$2,661	$(4,691)	$(1,479)	$(3,509)
Distribution for state tax withholding obligations on behalf of members		(3)			(3)
Net income			212		212
Total other comprehensive income				232	232

Balance at September 30, 2011		$2,658	$(4,479)	$(1,247)	$(3,068)

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

Our products are sold in more than 120 countries around the world. We sell our products to dealers and distributors for sale to retail customers and fleet customers, which include rental car companies, commercial fleet customers, leasing companies and government entities. The majority of our operations, employees, independent dealers and sales are in North America, primarily in the U.S. Approximately 10 percent of our vehicle sales in 2011 were outside North America, principally in South America, Asia Pacific and Europe. Vehicle, service parts and accessories sales outside North America are primarily through wholly-owned, affiliated or independent distributors and dealers. In June 2011, Fiat became the general distributor of our vehicles and service parts in Europe, selling our products through a network of newly appointed dealers. Refer to Note 13, Other Transactions with Related Parties, for additional information.

Note 2. Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the fiscal year. These condensed consolidated financial

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 2. Basis of Presentation and Recent Accounting Pronouncements —Continued

Basis of Presentation —Continued

statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our 2011 Annual Report on Form 10-K (“2011 Form 10-K”) as filed with the U.S. Securities and Exchange Commission (“SEC”).

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (“FASB”) issued updated guidance on technical corrections and other revisions to various FASB codification topics. The guidance represents changes to clarify the codification, correct unintended application of the guidance or make minor improvements to the codification. The guidance also amends various codification topics to reflect the measurement and disclosure requirements of Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. Certain amendments in this guidance are effective for fiscal periods beginning after December 15, 2012, while the remainder of the amendments are effective immediately. We have adopted the guidance that was effective immediately and it did not have a material impact on our consolidated financial statements. We will adopt the remainder of the guidance effective January 1, 2013, and we do not anticipate that it will have a material impact on our consolidated financial statements.

In August 2012, the FASB issued updated guidance on technical corrections to SEC guidance in the U.S. GAAP hierarchy. The SEC guidance was updated to make it more consistent with U.S. GAAP issued by the FASB. The principal changes of the guidance involve revision or removal of accounting guidance references and other conforming changes to ensure consistent referencing throughout the SEC’s Staff Accounting Bulletins. This guidance is effective immediately and it did not have a material impact on our consolidated financial statements.

In July 2012, the FASB issued updated guidance on the annual testing of indefinite-lived intangible assets for impairment. The amendments allow an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If, based on its qualitative assessment, an entity concludes it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We have elected to early adopt the updated guidance as of October 1, 2012.

In May 2011, the FASB issued updated guidance to achieve common fair value measurement and disclosure requirements between International Financial Reporting Standards and U.S. GAAP. The amendments clarify the FASB’s intent about the application of existing requirements and provide for changes in measuring the fair value of financial instruments that are managed within a portfolio and the application of premiums or discounts. This guidance requires us to, among other things, expand existing disclosures for recurring Level 3 fair value measurements and for those assets and liabilities not measured at fair value on the balance sheet, but for which fair value is disclosed. This guidance was effective for fiscal periods beginning after December 15, 2011, and is to be applied prospectively. We adopted this guidance as of January 1, 2012, and it did not have a material impact on our consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 3. Interest Expense

Interest expense included the following (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Financial interest expense:
Related parties (see Note 13)	$111	$111	$331	$524
Other	163	161	487	348
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	29	29	91	138
Payable-in-kind interest — related party (see Note 13)	—	—	—	27
Capitalized interest related to capital expenditures	(30)	(19)	(81)	(79)

Total	$273	$282	$828	$958

Related party amounts above include activities with the U.S. Treasury through July 21, 2011. Refer to Note 13, Other Transactions with Related Parties, for additional information.

Note 4. Inventories

The components of inventories were as follows (in millions of dollars):

	September 30, 2012	December 31, 2011
Finished products, including service parts	$3,149	$2,655
Work in process	1,616	1,544
Raw materials and manufacturing supplies	172	167

Total	$4,937	$4,366

Note 5. Other Intangible Assets

The components of other intangible assets were as follows (in millions of dollars):

	Range of Useful Lives (years)	September 30, 2012
		Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$—	$2,210
Dealer networks	20	392	65	327
Fiat contributed intellectual property rights	10	320	106	214
Other intellectual property rights	3 - 12	263	31	232
Patented and unpatented technology	4 - 10	208	112	96
Favorable operating lease contracts	1 - 16	20	13	7
Software and other	2 - 5	416	195	221

	Total	$3,829	$522	$3,307

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 5. Other Intangible Assets —Continued

	Range of Useful Lives (years)	December 31, 2011
		Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$—	$2,210
Dealer networks	20	390	50	340
Fiat contributed intellectual property rights	10	320	82	238
Other intellectual property rights	3 - 12	263	19	244
Patented and unpatented technology	4 - 10	208	87	121
Favorable operating lease contracts	1 - 16	29	19	10
Software and other	2 - 5	352	144	208

	Total	$3,772	$401	$3,371

The following summarizes the amount of intangible asset amortization expense included in the respective financial statement captions of the accompanying Condensed Consolidated Statements of Operations (in millions of dollars):

	Financial Statement Caption	Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Favorable operating lease contracts	Revenues, Net	$—	$2	$1	$16
Patented and unpatented technology, intellectual property, software and other	Cost of Sales	30	33	112	135
Dealer networks and other	Selling, Administrative and Other Expenses	7	6	17	37

Total		$37	$41	$130	$188

Based on the gross carrying amount of other intangible assets as of September 30, 2012, the estimated future amortization expense for the next five years was as follows (in millions of dollars):

Remainder of 2012	$37
2013	145
2014	136
2015	124
2016	103

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 6. Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities were as follows (in millions of dollars):

	September 30, 2012			December 31, 2011
	Current	Non- Current	Total	Current	Non- Current	Total
Pension and postretirement benefits	$185	$9,056	$9,241	$185	$9,198	$9,383
Product warranty costs	1,221	2,236	3,457	1,196	2,122	3,318
Sales incentives	2,799	—	2,799	2,431	—	2,431
Personnel costs	744	420	1,164	585	391	976
Amounts due to related parties (see Note 13) (1)	533	—	533	381	—	381
Vehicle residual value guarantees, excluding Gold Key Lease financing	400	—	400	438	—	438
Income and other taxes	264	105	369	287	118	405
Workers’ compensation	46	283	329	43	284	327
Accrued interest (2)	267	—	267	330	—	330
Restructuring actions (see Note 14)	75	—	75	150	—	150
Other	1,533	620	2,153	1,681	645	2,326

Total	$8,067	$12,720	$20,787	$7,707	$12,758	$20,465

(1)	Excludes amounts due to related parties for accrued interest separately discussed in (2) below.

(2)	Includes $111 million and $220 million of accrued interest due to related parties as of September 30, 2012 and December 31, 2011, respectively. Refer to Note 13, Other Transactions with Related Parties, for additional information.

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

The changes in accrued product warranty costs (excluding deferred revenue from separately-priced extended warranty and service contracts, as well as supplier recoveries) were as follows (in millions of dollars):

	Nine Months Ended September 30,
	2012	2011
Balance at beginning of period	$3,318	$3,171
Provision for current period warranties	1,320	1,223
Net adjustments to pre-existing warranties	(129)	(41)
Net warranty settlements	(1,090)	(1,090)
Interest accretion, translation and other adjustments	38	(1)

Balance at end of period	$3,457	$3,262

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 6. Accrued Expenses and Other Liabilities —Continued

We recognized recoveries from suppliers related to warranty claims of $25 million and $26 million during the three months ended September 30, 2012 and 2011, respectively, and $84 million and $92 million during the nine months ended September 30, 2012 and 2011, respectively, which are excluded from the change in warranty costs above.

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

The following summarizes the changes in deferred revenue from these contracts (in millions of dollars):

	Nine Months Ended September 30,
	2012	2011
Balance at beginning of period	$926	$829
Deferred revenues for current period service contracts	453	414
Earned revenues in current period	(336)	(335)
Refunds of cancelled contracts	(40)	(40)
Interest accretion, translation and other adjustments	42	33

Balance at end of period	$1,045	$901

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 7. Financial Liabilities

The components of financial liabilities were as follows (in millions of dollars):

	September 30, 2012
	Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable Within One Year:

	Effective
VEBA Trust Note	11.71%	$159	$159
Tranche B Term Loan	6.46% (1)	30	30
Canadian Health Care Trust Notes:
Tranche A	7.98% (3)	79	79
Tranche B	9.21% (3)	23	23

Total Canadian Health Care Trust Notes		102	102

Mexican development banks credit facility due 2025	9.58% (2)	30	30

	Weighted Average
Other:
Capital lease obligations	11.49%	35	27
Other financial obligations	11.29%	111	103

Total other financial liabilities		146	130

Total financial liabilities payable within one year		$467	$451

	Maturity	Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable After One Year:
		Effective
VEBA Trust Note	7/15/2023	11.71%	$4,715	$4,114
Tranche B Term Loan	5/24/2017	6.46% (1)	2,932	2,878
Secured Senior Notes due 2019	6/15/2019	8.21% (4)	1,500	1,484
Secured Senior Notes due 2021	6/15/2021	8.44% (5)	1,700	1,681
Canadian Health Care Trust Notes:
Tranche A	6/30/2017	7.98% (3)	406	433
Tranche B	6/30/2024	9.21% (3)	460	471
Tranche C	6/30/2024	9.68% (6)	110	93

Total Canadian Health Care Trust Notes			976	997

Mexican development banks credit facilities:
Credit facility due 2021	12/23/2021	8.51% (7)	232	232
Credit facility due 2025	7/19/2025	9.58% (2)	360	360

Total Mexican development banks credit facilities			592	592

		Weighted Average
Other:
Capital lease obligations	2013-2020	12.40%	261	221
Other financial obligations	2013-2024	13.18%	243	222

Total other financial liabilities			504	443

Total financial liabilities payable after one year			12,919	12,189

Total			$13,386	$12,640

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 7. Financial Liabilities —Continued

	December 31, 2011
	Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable Within One Year:
	Effective
Tranche B Term Loan	6.46% (1)	$30	$30
Canadian Health Care Trust Note — Tranche D	5.50% (8)	24	23
Mexican development banks credit facility due 2025	9.60% (2)	14	14

	Weighted Average
Other:
Asset-backed note payable — Gold Key Lease	4.46%	41	41
Capital lease obligations	11.01%	38	28
Other financial obligations	10.37%	104	94

Total other financial liabilities		183	163

Total financial liabilities payable within one year		$251	$230

	Maturity	Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable After One Year:
		Effective
VEBA Trust Note	7/15/2023	11.71%	$4,836	$4,193
Tranche B Term Loan	5/24/2017	6.46% (1)	2,955	2,893
Secured Senior Notes due 2019	6/15/2019	8.21% (4)	1,500	1,482
Secured Senior Notes due 2021	6/15/2021	8.44% (5)	1,700	1,680

Canadian Health Care Trust Notes:
Tranche A	6/30/2017	7.98% (3)	434	465
Tranche B	6/30/2024	9.21% (3)	433	445
Tranche C	6/30/2024	9.68% (6)	98	81

Total Canadian Health Care Trust Notes			965	991

Mexican development banks credit facilities:
Credit facility due 2021	12/23/2021	8.49% (7)	214	214
Credit facility due 2025	7/19/2025	9.60% (2)	353	353

Total Mexican development banks credit facilities			567	567

		Weighted Average
Other:
Capital lease obligations	2013-2020	12.42%	282	237
Other financial obligations	2013-2024	12.81%	326	301

Total other financial liabilities			608	538

Total financial liabilities payable after one year			13,131	12,344

Total			$13,382	$12,574

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 7. Financial Liabilities —Continued

(1)	Loan bears interest at LIBOR (subject to a 1.25 percent floor) + 4.75 percent. Commencing in July 2011, interest has been reset every three months. Stated interest rate as of both September 30, 2012 and December 31, 2011 was 6.00 percent.
(2)	Represents the stated interest rate. Loan bears interest at the 28 day Interbank Equilibrium Interest Rate (“TIIE”) + 4.80 percent subject to a quarterly reset of TIIE.
(3)	Note bears interest at a stated rate of 9.00 percent.
(4)	Notes bear interest at a stated rate of 8.00 percent.
(5)	Notes bear interest at a stated rate of 8.25 percent.
(6)	Note bears interest at a stated rate of 7.50 percent.
(7)	Represents the stated interest rate. Loan bears interest at the 28 day TIIE + 3.70 percent subject to a monthly reset of TIIE.
(8)	Note was non-interest bearing.

As of September 30, 2012, the carrying amounts of our financial obligations were net of fair value adjustments, discounts, premiums and loan origination fees totaling $746 million related to the following obligations (in millions of dollars):

VEBA Trust Note	$601
Tranche B Term Loan	54
Secured Senior Notes due 2019	16
Secured Senior Notes due 2021	19
Canadian Health Care Trust Notes	(21)
Liabilities for capital lease and other financial obligations	77

Total	$746

As of September 30, 2012, the aggregate annual contractual maturities of our financial liabilities at face value were as follows (in millions of dollars):

Remainder of 2012	$52
2013	467
2014	470
2015	501
2016	533
2017 and thereafter	11,363

Total	$13,386

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 7. Financial Liabilities —Continued

Repayment of U.S. Treasury and Export Development Canada Credit Facilities

On May 24, 2011, we repaid all amounts outstanding under the U.S. Treasury and Export Development Canada (“EDC”) credit facilities. Refer to our 2011 Form 10-K for additional information related to these agreements.

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

Senior Credit Facilities and Secured Senior Notes

On May 24, 2011, we and certain of our U.S. subsidiaries as guarantors entered into the following arrangements:

•

Senior Credit Facilities — a $3.0 billion Tranche B Term Loan maturing on May 24, 2017, which was fully drawn on May 24, 2011 and a $1.3 billion revolving credit facility that matures on May 24, 2016 (“Revolving Facility”) and remains undrawn;

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

On February 1, 2012, our offers to exchange the Original 2019 Notes and Original 2021 Notes expired. Substantially all of the Original Notes were tendered for the Notes. The holders of the Notes received an equal principal amount of 2019 Notes for the Original 2019 Notes and an equal principal amount of 2021 Notes for the Original 2021 Notes. The form and terms of the Notes are identical in all material respects to the Original Notes, except that the Notes do not contain restrictions on transfer.

VEBA Trust Note

On June 10, 2009, and in accordance with the terms of a settlement agreement between us and the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”), (“the VEBA Settlement Agreement”), we issued a senior unsecured note (“VEBA Trust Note”) with a face value of $4,587 million to the VEBA Trust. Refer to our 2011 Form 10-K for additional information related to the VEBA Settlement Agreement and VEBA Trust Note.

Scheduled VEBA Trust Note payments through 2012 did not fully satisfy the interest accrued at the implied rate of 9.0 percent per annum. In accordance with the agreement, the difference between a scheduled payment and the accrued interest through June 30 of the payment year was capitalized as additional debt on an annual basis. In July 2012 and 2011, we made scheduled payments of $400 million and $300 million, respectively, on the VEBA Trust Note and accrued interest of $38 million and $126 million, respectively, was capitalized as additional debt.

Canadian Health Care Trust Notes

On December 31, 2010, Chrysler Canada Inc. (“Chrysler Canada”) issued four unsecured promissory notes to an independent Canadian Health Care Trust (“Canadian Health Care Trust Notes”). Payments on the Canadian Health Care Trust Notes are due on June 30 of each year unless that day is not a business day in Canada, in which case payments are due on the next business day.

The scheduled Tranche A and Tranche B note payments through 2012 did not fully satisfy the interest accrued at the stated rate of 9.0 percent per annum. Accordingly, on the payment date, the difference between the scheduled payment and the interest accrued through the payment date was capitalized as additional debt. We are not required to make a payment on the Tranche C note until 2020. However, interest accrued at the stated rate of 7.5 percent per annum on the Tranche C note will be capitalized as additional debt on the payment date of the Tranche B note through 2019. In July 2012 and June 2011, $74 million ($76 million Canadian Dollars “CAD”) and $27 million ($26 million CAD), respectively, of interest accrued in excess of the scheduled payments was capitalized as additional debt.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 7. Financial Liabilities —Continued

Gold Key Lease

Chrysler Canada maintains our Gold Key Lease vehicle lease portfolio. The related vehicles are leased to Canadian consumers and were financed by asset-backed securitization facilities, as well as a $5.1 billion ($5.0 billion CAD) secured revolving credit facility. In June 2012, we repaid the remaining outstanding balance of the asset-backed note payable. These obligations were primarily repaid out of collections from the operating leases and proceeds from the sales of the related vehicles. We are currently winding down the Gold Key Lease program, therefore, we anticipate no additional funding will be required. No vehicles were added to the portfolio during the nine months ended September 30, 2012 and 2011.

Amounts Available for Borrowing under Credit Facilities

As of September 30, 2012, our $1.3 billion Revolving Facility remains undrawn and the Tranche B Term Loan and Mexican development banks credit facilities remain fully drawn. Our $5.1 billion ($5.0 billion CAD) Gold Key Lease secured revolving credit facility remains undrawn as of September 30, 2012, however, we do not anticipate any additional funding will be provided due to winding down the Gold Key Lease program.

Note 8. Income Taxes

For interim tax reporting, we estimate our annual effective tax rate and apply it to our year to date ordinary income (loss). The tax effect of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates are reported in the interim period in which they occur. There have been no significant changes in our estimates or the provision for income taxes during the nine months ended September 30, 2012.

During the three months ended March 31, 2011, we received $374 million of reimbursements from Daimler AG (“Daimler”) related to payments previously made by us which had been applied by the Canada Revenue Agency and the Provincial Tax Authorities in relation to additional taxes assessed to Chrysler Canada for transfer pricing adjustments. No such reimbursements were received during the second and third quarters of 2011 and the nine months ended September 30, 2012. Refer to our 2011 Form 10-K for further discussion regarding the Canadian transfer pricing matter.

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

Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. We establish an accrual in connection with pending or threatened litigation if a loss is probable and can be reasonably estimated. Since these accruals represent estimates, it is reasonably possible that the resolution of some of these matters could require us to make payments in excess of the amounts accrued. It is also reasonably possible that the resolution of

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 9. Commitments, Contingencies and Concentrations —Continued

Litigation —Continued

some of the matters for which accruals could not be made may require us to make payments in an amount or range of amounts that could not be reasonably estimated at September 30, 2012.

The term “reasonably possible” is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. Although the final resolution of any such matters could have a material effect on our operating results for the particular reporting period in which an adjustment to the estimated reserve is recorded, we believe that any resulting adjustment would not materially affect our consolidated financial position or cash flows.

Environmental Matters

We are subject to potential liability under government regulations and various claims and legal actions that are pending or may be asserted against us concerning environmental matters. Estimates of future costs of such environmental matters are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which we may have remediation responsibility and the apportionment and collectability of remediation costs among responsible parties. We establish reserves for these environmental matters when a loss is probable and reasonably estimable. It is reasonably possible that the final resolution of some of these matters may require us to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the final resolution of any such matters could have a material effect on our operating results for the particular reporting period in which an adjustment to the estimated reserve is recorded, we believe that any resulting adjustment would not materially affect our consolidated financial position or cash flows.

Voluntary Service Actions and Recall Actions

We periodically initiate voluntary service and recall actions to address various customer satisfaction, safety and emissions issues related to vehicles we sell. We establish reserves for product warranty obligations, including the estimated cost of these service and recall actions, when the related sale is recognized. Refer to Note 6, Accrued Expenses and Other Liabilities, for additional information. The estimated future costs of these actions are based primarily on historical claims experience for our vehicles. Estimates of the future costs of these actions are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the number of vehicles affected by a service or recall action and the nature of the corrective action that may result in adjustments to the established reserves. It is reasonably possible that the ultimate cost of these service and recall actions may require us to make expenditures in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the ultimate cost of these service and recall actions could have a material effect on our operating results for the particular reporting period in which an adjustment to the estimated reserve is recorded, we believe that any such adjustment would not materially affect our consolidated financial position or cash flows.

Restricted Cash

Restricted cash, which includes cash equivalents, was $421 million as of September 30, 2012. Restricted cash included $259 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler, $63 million of collateral for foreign currency exchange and commodity hedge contracts and $99 million of collateral for standby letters of credit and other contractual agreements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 9. Commitments, Contingencies and Concentrations —Continued

Concentrations

Suppliers

Although we have not experienced any significant deterioration in our annual production volumes as a result of materials or parts shortages, we have from time to time experienced short term interruptions and variability in quarterly production schedules as a result of temporary supply constraints or disruptions in the availability of raw materials, parts and components as a result of natural disasters and other unexpected events. Additionally, we regularly source systems, components, parts, equipment and tooling from a sole provider or limited number of providers. Therefore, we are at risk for production delays and losses should any supplier fail to deliver goods and services on time. We continuously work with our suppliers to monitor potential supply constraints and to mitigate the effects of any emerging shortages on our production volumes and revenues. We also maintain insurance coverage for losses we might incur due to shortages or other supplier disruptions. During the three and nine months ended September 30, 2012, we recognized insurance recoveries totaling $4 million and $76 million, respectively, related to losses sustained in 2011 due to supply disruptions. These recoveries were recognized as a reduction to Cost of Sales in the accompanying Condensed Consolidated Statements of Operations. The proceeds from these recoveries were fully collected as of September 30, 2012. There were no similar insurance recoveries during the nine months ended September 30, 2011.

Employees

In the U.S. and Canada combined, substantially all of our hourly employees and approximately one-quarter of our salaried employees were represented by unions under collective bargaining agreements, which represented approximately 64 percent of our worldwide workforce as of September 30, 2012. The UAW and the National Automobile, Aerospace, Transportation and General Workers Union of Canada (“CAW”) represent substantially all of these represented employees in the U.S. and Canada, respectively.

On September 30, 2012, the CAW ratified a new four-year collective bargaining agreement. The provisions of this new agreement provide for a lump sum payment to eligible CAW employees in each of the four years. In addition, the agreement maintains the current wage rates through September 2016 for employees hired prior to September 24, 2012 (“traditional employees”) and starts employees hired on or after September 24, 2012 at a lower wage rate that can increase to the current maximum wage rate of traditional employees at the end of ten years. The new agreement expires in September 2016.

Other Matters

Ally MTA

Prior to May 2011, we were a party to the Ally Master Transaction Agreement (“Ally MTA”) between the U.S. Treasury, Ally Financial Inc. (“Ally”) and U.S. Dealer Automotive Receivables Transition LLC (“USDART”). The Ally MTA provided for a risk sharing arrangement, in which USDART would reimburse Ally for qualifying losses on loans with third party Chrysler dealerships issued prior to November 21, 2009. In May 2011, all parties mutually agreed to terminate the Ally MTA. Under the terms of the agreement, $96 million, which represented the remaining balance of a previous advance to USDART, was transferred to us. In addition, under the terms of the U.S. Treasury first lien credit agreement, amounts outstanding under that agreement were reduced by $4 million, the amount of qualifying losses incurred by Ally through April 2011.

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

Under the Ally Agreement, we are required to repurchase Ally-financed dealer inventory, upon certain triggering events and with certain exceptions, in the event of an actual or constructive termination of a dealer’s franchise agreement, including in certain circumstances when Ally forecloses on all assets of a dealer securing financing provided by Ally. These obligations exclude vehicles that have been damaged or altered, that are missing equipment or that have excessive mileage or an original invoice date that is more than one year prior to the repurchase date.

As of September 30, 2012, the maximum potential amount of future payments required to be made to Ally under this guarantee was approximately $7.3 billion and was based on the aggregate repurchase value of eligible vehicles financed by Ally in our U.S. and Canadian dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at September 30, 2012, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.

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

As of September 30, 2012, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $300 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at September 30, 2012, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 10. Fair Value Measurements

The following summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions of dollars):

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$10,745	$1,202	$—	$11,947
Restricted cash	421	—	—	421
Derivatives:
Currency forwards and swaps	—	9	—	9
Commodity swaps	—	22	5	27

Total	$11,166	$1,233	$5	$12,404

Liabilities:
Derivatives:
Currency forwards and swaps	$—	$64	$—	$64
Commodity swaps	—	9	7	16

Total	$—	$73	$7	$80

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$8,976	$625	$—	$9,601
Restricted cash	461	—	—	461
Derivatives:
Currency forwards and swaps	—	67	—	67
Commodity swaps	—	—	1	1

Total	$9,437	$692	$1	$10,130

Liabilities:
Derivatives:
Currency forwards and swaps	$—	$6	$—	$6
Commodity swaps	—	88	36	124

Total	$—	$94	$36	$130

During the nine months ended September 30, 2012, there were no transfers between Level 1 and Level 2 or into or out of Level 3.

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

The following summarizes the changes in Level 3 items measured at fair value on a recurring basis (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Derivatives Assets (Liabilities):
Balance at beginning of the period	$(30)	$9	$(35)	$41
Total realized and unrealized gains (losses):
Included in Net Income (Loss)	(10)	11	(21)	31
Included in Other Comprehensive (Loss) Income	30	(46)	27	(70)
Settlements (1)	8	(8)	27	(36)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Fair value at end of the period	$(2)	$(34)	$(2)	$(34)

Changes in unrealized losses relating to instruments held at end of period (2)	$—	$—	$—	$—

(1)	There were no purchases, issuances or sales during the three and nine months ended September 30, 2012 and 2011.
(2)	The related unrealized losses are recognized in Cost of Sales in the accompanying Condensed Consolidated Statements of Operations.

The following summarizes the unobservable inputs related to Level 3 items measured at fair value on a recurring basis as of September 30, 2012:

	Net Liability (in millions of dollars)	Valuation Technique	Unobservable Input	Range	Unit of Measure

Commodity swaps	$ 2	Discounted	Platinum forward points	$0.36 —$8.33	Per troy ounce
		cash flow	Palladium forward points	$0.19 —$4.65	Per troy ounce
			Natural gas forward points	$0.39 —$1.24	Per giga-joule

The forward points that were used in the valuation of platinum, palladium and certain natural gas contracts were deemed unobservable. Significant increases or decreases in any of the unobservable inputs in isolation would not significantly impact our fair value measurements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 10. Fair Value Measurements —Continued

The carrying amounts and estimated fair values of our financial instruments were as follows (in millions of dollars):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$11,947	$11,947	$9,601	$9,601
Restricted cash	421	421	461	461
Financial liabilities (1)	12,640	13,498	12,574	12,183
Derivatives:
Included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets	36	36	68	68
Included in Accrued Expenses and Other Liabilities	80	80	130	130

(1)	The fair value of financial liabilities includes $6.4 billion measured utilizing Level 2 inputs and $7.1 billion measured utilizing Level 3 inputs at September 30, 2012.

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

Note 11. Derivative Financial Instruments and Risk Management

All derivative instruments are recognized in the accompanying Condensed Consolidated Balance Sheets at fair value. The fair values of our derivative financial instruments are based on pricing models or formulas using current estimated cash flow and discount rate assumptions. We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. The adjustment is estimated based on the net exposure by counterparty. We use an estimate of the counterparty’s non-performance risk when we are in a net asset position and an estimate of our own non-performance risk when we are in a net liability position. As of September 30, 2012 and December 31, 2011, the adjustment for non-performance risk did not materially impact the fair value of derivative instruments.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 11. Derivative Financial Instruments and Risk Management —Continued

The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single–A or better. The aggregate fair value of derivative instruments in asset positions as of September 30, 2012 and December 31, 2011 was approximately $36 million and $68 million, respectively, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss that we would recognize if all counterparties failed to perform as contracted, could be significantly lower.

The terms of the agreements with our counterparties for foreign currency exchange and commodity hedge contracts require us to post collateral when derivative instruments are in a liability position. In addition, these agreements contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding net asset or liability positions. These cross-default provisions could be triggered if there was a non-performance event under certain debt obligations. The fair value of the related gross liability positions as of September 30, 2012 and December 31, 2011, which represent our maximum potential exposure, were $80 million and $130 million, respectively. As of September 30, 2012 and December 31, 2011, we posted $63 million and $96 million, respectively, as collateral for foreign currency exchange and commodity hedge contracts. The cash collateral is included in Restricted Cash in the accompanying Condensed Consolidated Balance Sheets. After giving consideration to offsetting asset positions for each counterparty, if cross-default provisions were triggered, there would have been an additional settlement liability of $11 million and $1 million due to the counterparties as of September 30, 2012 and December 31, 2011, respectively.

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

Changes in the fair value of designated derivatives that are highly effective as cash flow hedges are recorded in accumulated other comprehensive income (loss) (“AOCI”), net of estimated income taxes. These changes in the fair value are then released into earnings contemporaneously with the earnings effects of the hedged items. Cash flows associated with cash flow hedges are reported in Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows. The ineffective portions of the fair value changes are recognized in the results of operations immediately. The amount of ineffectiveness recorded for the three and nine months ended September 30, 2012 and 2011 was immaterial. Our cash flow hedges mature within 18 months.

We discontinue hedge accounting prospectively and hold amounts in AOCI with future changes in fair value recorded directly in earnings when (i) it is determined that a derivative is no longer highly effective in offsetting changes in cash flows of a hedged item; (ii) the derivative is discontinued as a hedge instrument because it is not probable that a forecasted transaction will occur or (iii) the derivative expires or is sold, terminated or exercised. Those amounts held in AOCI are subsequently reclassified into income over the same period or periods during which the forecasted transaction affects income.

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

The following summarizes the fair values of derivative instruments designated as cash flow hedges which were outstanding (in millions of dollars):

		September 30, 2012
		Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps		$3,172	$5	$(63)
Commodity swaps		228	7	(13)

	Total	$3,400	$12	$(76)

		December 31, 2011
		Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps		$2,597	$63	$(4)
Commodity swaps		313	1	(50)

	Total	$2,910	$64	$(54)

(1)	The related derivative instruments are recognized in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets in the accompanying Condensed Consolidated Balance Sheets.
(2)	The related derivative instruments are recognized in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets.

The following summarizes the gains (losses) recorded in other comprehensive income (loss) and reclassified from AOCI to income (in millions of dollars):

		Three Months Ended September 30, 2012
		AOCI as of July 1, 2012	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of September 30, 2012
Currency forwards and swaps		$39	$(108)	$(10)	$(59)
Commodity swaps		(48)	23	(11)	(14)

	Total	$(9)	$(85)	$(21)	$(73)

		Three Months Ended September 30, 2011
		AOCI as of July 1, 2011	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of September 30, 2011
Currency forwards and swaps		$(91)	$226	$10	$125
Commodity swaps		19	(40)	12	(33)

	Total	$(72)	$186	$22	$92

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 11. Derivative Financial Instruments and Risk Management —Continued

Cash Flow Hedges —Continued

		Nine Months Ended September 30, 2012
		AOCI as of January 1, 2012	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of September 30, 2012
Currency forwards and swaps		$57	$(113)	$3	$(59)
Commodity swaps		(51)	4	(33)	(14)

	Total	$6	$(109)	$(30)	$(73)

		Nine Months Ended September 30, 2011
		AOCI as of January 1, 2011	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of September 30, 2011
Currency forwards and swaps		$(74)	$74	$(125)	$125
Commodity swaps		42	(48)	27	(33)

	Total	$(32)	$26	$(98)	$92

We expect to reclassify existing net losses of $72 million from AOCI to income within the next 12 months.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 11. Derivative Financial Instruments and Risk Management —Continued

Derivatives Not Designated as Hedges —Continued

The following summarizes the fair values of derivative instruments not designated as hedges (in millions of dollars):

	September 30, 2012
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$484	$4	$(1)
Commodity swaps	393	20	(3)

Total	$877	$24	$(4)

	December 31, 2011
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$341	$4	$(2)
Commodity swaps	465	—	(74)

Total	$806	$4	$(76)

(1)	The related derivative instruments are recognized in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets in the accompanying Condensed Consolidated Balance Sheets.
(2)	The related derivative instruments are recognized in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets.

The following summarizes the effect of derivative instruments not designated as hedges in the respective financial statement captions of the accompanying Condensed Consolidated Statements of Operations (in millions of dollars):

	Financial Statement Caption	Three Months Ended September 30,		Nine Months Ended September 30,
		2012 Gain (Loss)	2011 Gain (Loss)	2012 Gain (Loss)	2011 Gain (Loss)
Currency forwards and swaps	Revenues, Net	$(7)	$22	$(12)	$13
Commodity swaps	Cost of Sales	34	(95)	15	(88)
Interest rate swaps	Cost of Sales	—	—	—	1

	Total	$27	$(73)	$3	$(74)

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 12. Employee Retirement and Other Benefits —Continued

Benefits Expense

The components of pension and other postretirement benefits (“OPEB”) expense (income) were as follows (in millions of dollars):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Pension Benefits	OPEB	Pension Benefits	OPEB	Pension Benefits	OPEB	Pension Benefits	OPEB
Service cost	$81	$7	$65	$6	$236	$19	$197	$16
Interest cost	382	35	383	32	1,135	101	1,143	101
Expected return on plan assets	(453)	—	(461)	—	(1,362)	—	(1,369)	—
Gain on VEBA claims adjustment	—	—	—	—	—	—	—	(15)
Amortization of unrecognized loss	36	9	—	3	75	19	—	8
Amortization of prior service credit	—	(11)	—	—	—	(31)	—	—
Other	—	1	—	—	—	—	—	—

Net periodic benefit costs (credit)	46	41	(13)	41	84	108	(29)	110
Special early retirement costs	—	—	46	—	1	—	73	—

Total benefits expense	$46	$41	$33	$41	$85	$108	$44	$110

Contributions and Payments

During the nine months ended September 30, 2012, employer contributions to our funded pension plans amounted to $202 million. Employer contributions to our funded pension plans are expected to be $39 million for the remainder of 2012, all of which will be made to our Canadian plans to satisfy minimum funding requirements. Employer contributions to our unfunded pension and OPEB plans amounted to $8 million and $142 million, respectively, for the nine months ended September 30, 2012. Employer contributions to our unfunded pension and OPEB plans are expected to be $5 million and $52 million, respectively, for the remainder of 2012, which represent the expected benefit payments to participants.

In connection with the 363 Transaction, we acquired a $600 million receivable from Daimler to fund contributions to our U.S. pension plans. This receivable was payable to us in three equal annual installments. The third and final $200 million installment was received by us in June 2011 and was utilized to fund a portion of our contributions to our funded pension plans in June 2011.

Note 13. Other Transactions with Related Parties

We engage in transactions with unconsolidated subsidiaries, associated companies and other related parties on commercial terms that are normal in the respective markets, considering the characteristics of the goods or services involved.

VEBA Trust

As of September 30, 2012, the VEBA Trust had a 41.5 percent ownership interest in the Company, which takes into account the dilutive effect that resulted from our achievement of the third and final Class B Event in January 2012, as discussed below. Interest expense on the VEBA Trust Note totaled $111 million for both the three months ended September 30, 2012 and 2011, and $329 million and $322 million for the nine months ended September 30, 2012 and 2011, respectively.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 13. Other Transactions with Related Parties —Continued

Fiat

Ownership Interest

As of September 30, 2012, Fiat had a 58.5 percent ownership interest in the Company. Through a series of transactions in 2011 and early 2012, which included our achievement of the three Class B Events described in our governance documents and Fiat’s exercise of its incremental equity call option in May 2011, Fiat increased its ownership interest in the Company from 20.0 percent to 58.5 percent.

In January 2012, we notified the U.S. Treasury that we irrevocably committed to begin assembly of a vehicle based on a Fiat platform or vehicle technology that has a verified unadjusted combined fuel economy of at least 40 miles per gallon in commercial quantities in a production facility in the U.S. As a result, we achieved our third and final Class B Event and Fiat’s ownership interest in the Company increased from 53.5 percent on a fully-diluted basis to 58.5 percent. We achieved the first and second Class B Events during 2011.

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

In addition, in July 2012, Fiat notified the VEBA Trust of its intent to exercise its option to acquire a portion of the VEBA Trust’s membership interests in the Company. In the event the transaction is completed as contemplated, Fiat will own 61.86 percent of the ownership interests in the Company and the VEBA Trust will hold the remaining 38.14 percent.

Industrial Alliance

Pursuant to our master industrial agreement with Fiat, we established an industrial alliance through which we collaborate with Fiat on a number of fronts, including product and platform sharing and development, global distribution, procurement, information technology infrastructure and process improvement. The alliance is comprised of various commercial arrangements entered into pursuant to the master industrial agreement. As part of the alliance, we manufacture vehicles for Fiat to distribute and sell in countries outside North America. In addition, as part of the alliance, we also have access to certain of Fiat’s platforms, vehicles, products and technology. We are obligated to make royalty payments to Fiat related to the intellectual property that was contributed to us by Fiat. These royalty payments are calculated based on a percentage of the material cost of the vehicle, or portion of the vehicle or component, in which we utilize the Fiat intellectual property. In May 2012, and pursuant to a 2011 definitive technology license agreement, Fiat paid us a $37 million license fee, which is included in Deferred Revenue in the accompanying Condensed Consolidated Balance Sheets. Royalty income on the license fee will be amortized over a seven year period when production utilizing the technology begins. In addition, we have agreed to share costs related to certain engineering and development activities and will reimburse each other for costs in excess of the agreed upon cost sharing arrangement. We have also entered into other transactions with Fiat, including the purchase of goods and services in the ordinary course of business.

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

The following summarizes our transactions with Fiat (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales of vehicles, parts and services provided to Fiat	$340	$581	$2,256	$1,326
Purchases of vehicles, parts and services from Fiat	347	121	1,003	450
Amounts capitalized in property, plant and equipment, net and other intangible assets, net	87	20	199	104
Reimbursements to Fiat recognized (1)	6	5	16	21
Reimbursements from Fiat recognized (1)	10	33	38	75
Royalty fees incurred for intellectual property contributed by Fiat	—	—	1	1
Interest income on financial resources provided to Fiat	1	—	2	—
Interest expense on financial resources provided by Fiat	—	—	2	—

(1)	Includes reimbursements recognized for costs related to shared engineering and development activities performed under the product and platform sharing agreement that is part of our industrial alliance.

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

Interest expense on financial resources provided by the U.S. Treasury totaled $229 million for the nine months ended September 30, 2011. Interest expense included payable-in-kind (“PIK”) interest of $27 million for the nine months ended September 30, 2011. For the three months ended March 31, 2011, $17 million of PIK interest was capitalized as additional debt in accordance with the loan agreements. No interest expense or PIK interest was incurred or capitalized during the three months ended September 30, 2011 due to the repayment of the U.S. Treasury credit facilities in May 2011. Refer to Note 7, Financial Liabilities, for additional information.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 13. Other Transactions with Related Parties —Continued

Related Party Summary

Amounts due from and to related parties were as follows (in millions of dollars):

	September 30, 2012
	VEBA Trust		Fiat	Other	Total
Amounts due from related parties (included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets)	$—		$338	$11	$349

Amounts due to related parties (included in Accrued Expenses and Other Liabilities)	$111		$533	$—	$644
Financial liabilities to related parties (included in Financial Liabilities)	4,273	(1)	—	5	4,278

Total due to related parties	$4,384		$533	$5	$4,922

	December 31, 2011
	VEBA Trust		Fiat	Other	Total
Amounts due from related parties (included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets)	$—		$978	$12	$990

Amounts due to related parties (included in Accrued Expenses and Other Liabilities)	$220		$374	$7	$601
Financial liabilities to related parties (included in Financial Liabilities)	4,193	(1)	—	5	4,198

Total due to related parties	$4,413		$374	$12	$4,799

(1)	Amounts are net of discounts of $601 million and $643 million, as of September 30, 2012 and December 31, 2011, respectively. Refer to Note 7, Financial Liabilities, for additional information.

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

There were no restructuring charges recorded during the three months ended September 30, 2012 and 2011. We recorded charges, net of discounting, of $1 million and $48 million for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012, the charges primarily included costs associated with employee relocations for previously announced restructuring initiatives. During the nine months ended September 30, 2011, the charges primarily included costs associated with employee relocations and plant deactivations for previously announced restructuring initiatives, as well as other transition costs of $20 million resulting from the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization.

We made refinements to existing reserve estimates resulting in net reductions of $6 million for the three months ended September 30, 2012, and $55 million and $35 million for the nine months ended September 30, 2012 and 2011, respectively. There were no additional refinements to existing reserve estimates recorded during the three months ended September 30, 2011. During the three and nine months ended September 30, 2012, the adjustments related to decreases in the expected workforce reduction costs and legal claim reserves. In addition, during the nine months ended September 30, 2012, the adjustments included a reduction in other transition costs of $5 million related to the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization. These refinements, which were based on management’s adequacy reviews, took into consideration the status of the restructuring actions and the estimated costs to complete the actions. During the nine months ended September 30, 2011, the adjustments related to decreases in the expected workforce reduction costs, as well as legal and supplier cancellation claim reserves as a result of management’s adequacy reviews.

The restructuring charges and reserve adjustments are included in Restructuring (Income) Expenses, Net in the accompanying Condensed Consolidated Statements of Operations and would have otherwise been reflected in Cost of Sales.

Additional charges of approximately $2 million related to employee relocations are expected to be recognized during the remainder of 2012 and 2013. We anticipate that the total costs we will incur related to these restructuring activities, including the initial assumption of the $554 million obligation from Old Carco, as well as additional charges and refinements made to the estimates, will be $546 million, including $362 million related to employee workforce reduction costs and $184 million of other costs. We expect to make payments of approximately $77 million over the next year.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 14. Restructuring Actions —Continued

Restructuring reserves are included in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets. The following summarizes the restructuring reserves activity (in millions of dollars):

	Nine Months Ended September 30,
	2012			2011
	Workforce Reductions	Other	Total	Workforce Reductions	Other	Total
Balance at beginning of period	$29	$121	$150	$79	$160	$239
Charges	1	—	1	12	16	28
Adjustments to reserve estimates	(4)	(46)	(50)	(8)	(27)	(35)
Payments	(6)	(16)	(22)	(35)	(9)	(44)
Amounts recognized and transferred to employee benefit plans	—	—	—	(2)	—	(2)
Other, including currency translation	—	(4)	(4)	(6)	(3)	(9)

Balance at end of period	$20	$55	$75	$40	$137	$177

Note 15. Venezuelan Currency Regulations

The functional currency of Chrysler de Venezuela (“CdV”), our wholly-owned subsidiary in Venezuela, is the U.S. dollar (“USD”). Pursuant to certain Venezuelan foreign currency exchange control regulations, the Central Bank of Venezuela centralizes all foreign currency transactions in the country. Under these regulations, the purchase and sale of foreign currency must be made through the Commission for the Administration of Foreign Exchange (“CADIVI”). As a result, we remeasure monetary assets and liabilities denominated in Venezuelan bolivar fuerte (“BsF”), at the official CADIVI rate of 4.30 BsF per USD.

As of September 30, 2012 and December 31, 2011, the net monetary assets of CdV denominated in BsF were 1,405 million ($327 million USD) and 1,167 million ($271 million USD), respectively, which included cash and cash equivalents denominated in BsF of 1,652 million ($384 million USD) and 1,253 million ($291 million USD), respectively.

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

The following condensed consolidating financial statements present financial data for (i) the Parent; (ii) the combined Guarantors; (iii) the combined Non-Guarantors (all subsidiaries that are Non-Guarantors); (iv) consolidating adjustments to arrive at the information for the Parent, Guarantors and Non-Guarantors on a consolidated basis and (v) the consolidated financial results for Chrysler Group.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 16. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Statements of Operations (in millions of dollars):

	Three Months Ended September 30, 2012
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$16,058	$1,659	$8,850	$(11,089)	$15,478
Cost of sales	14,051	1,590	8,377	(11,102)	12,916

GROSS MARGIN	2,007	69	473	13	2,562
Selling, administrative and other expenses	1,058	51	210	11	1,330
Research and development expenses, net	529	1	10	—	540
Restructuring expenses (income), net	—	(6)	—	—	(6)
Interest expense	244	4	36	(11)	273
Interest income	(4)	(1)	(7)	—	(12)

INCOME (LOSS) BEFORE INCOME TAXES	180	20	224	13	437
Income tax expense (benefit)	7	—	49	—	56
Equity in net (income) loss of subsidiaries	(208)	(7)	—	215	—

NET INCOME (LOSS)	381	27	175	(202)	381
Other comprehensive income (loss)	(75)	—	(8)	8	(75)

TOTAL COMPREHENSIVE INCOME (LOSS)	$306	$27	$167	$(194)	$306

	Three Months Ended September 30, 2011
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$13,113	$1,600	$7,913	$(9,559)	$13,067
Cost of sales	11,522	1,621	7,458	(9,588)	11,013

GROSS MARGIN	1,591	(21)	455	29	2,054
Selling, administrative and other expenses	861	35	128	53	1,077
Research and development expenses, net	438	—	7	—	445
Restructuring expenses (income), net	2	(2)	—	—	—
Interest expense	254	1	38	(11)	282
Interest income	(2)	(1)	(6)	—	(9)

INCOME (LOSS) BEFORE INCOME TAXES	38	(54)	288	(13)	259
Income tax expense (benefit)	—	—	47	—	47
Equity in net (income) loss of subsidiaries	(174)	(7)	—	181	—

NET INCOME (LOSS)	212	(47)	241	(194)	212
Other comprehensive income (loss)	232	(1)	(16)	17	232

TOTAL COMPREHENSIVE INCOME (LOSS)	$444	$(48)	$225	$(177)	$444

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 16. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Statements of Operations (in millions of dollars) —Continued:

	Nine Months Ended September 30, 2012
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$50,867	$6,440	$28,130	$(36,805)	$48,632
Cost of sales	44,557	6,385	26,772	(36,755)	40,959

GROSS MARGIN	6,310	55	1,358	(50)	7,673
Selling, administrative and other expenses	3,004	154	518	99	3,775
Research and development expenses, net	1,645	2	27	—	1,674
Restructuring expenses (income), net	(1)	(52)	(1)	—	(54)
Interest expense	742	10	110	(34)	828
Interest income	(13)	(1)	(20)	—	(34)

INCOME (LOSS) BEFORE INCOME TAXES	933	(58)	724	(115)	1,484
Income tax expense (benefit)	14	—	181	(1)	194
Equity in net (income) loss of subsidiaries	(371)	(18)	—	389	—

NET INCOME (LOSS)	1,290	(40)	543	(503)	1,290
Other comprehensive income (loss)	(72)	—	—	—	(72)

TOTAL COMPREHENSIVE INCOME (LOSS)	$1,218	$(40)	$543	$(503)	$1,218

	Nine Months Ended September 30, 2011
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$39,966	$4,113	$24,144	$(28,371)	$39,852
Cost of sales	34,991	4,180	22,752	(28,376)	33,547

GROSS MARGIN	4,975	(67)	1,392	5	6,305
Selling, administrative and other expenses	2,831	114	432	140	3,517
Research and development expenses, net	1,173	—	18	—	1,191
Restructuring expenses (income), net	—	13	—	—	13
Interest expense	801	2	188	(33)	958
Interest income	(12)	—	(19)	—	(31)
Loss on extinguishment of debt	170	—	381	—	551

INCOME (LOSS) BEFORE INCOME TAXES	12	(196)	392	(102)	106
Income tax expense (benefit)	7	—	139	2	148
Equity in net (income) loss of subsidiaries	47	(20)	—	(27)	—

NET INCOME (LOSS)	(42)	(176)	253	(77)	(42)
Other comprehensive income (loss)	204	(1)	22	(21)	204

TOTAL COMPREHENSIVE INCOME (LOSS)	$162	$(177)	$275	$(98)	$162

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 16. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Balance Sheets (in millions of dollars):

	September 30, 2012
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$9,607	$230	$2,110	$—	$11,947
Restricted cash	77	—	—	—	77
Trade receivables, net	721	256	340	—	1,317
Inventories	2,842	123	2,171	(199)	4,937
Prepaid expenses and other assets
Due from subsidiaries	—	16	1,294	(1,310)	—
Other	316	237	359	—	912
Deferred taxes	—	—	28	4	32

TOTAL CURRENT ASSETS	13,563	862	6,302	(1,505)	19,222
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	10,198	590	4,563	(138)	15,213
Equipment on operating leases, net	655	263	320	(39)	1,199

TOTAL PROPERTY AND EQUIPMENT	10,853	853	4,883	(177)	16,412
OTHER ASSETS:
Advances to related parties and other financial assets
Due from subsidiaries	1,033	—	83	(1,116)	—
Other	46	—	8	—	54
Investment in subsidiaries	2,190	115	—	(2,305)	—
Restricted cash	329	—	15	—	344
Goodwill	1,361	—	—	—	1,361
Other intangible assets, net	3,198	26	1,075	(992)	3,307
Prepaid expenses and other assets	298	8	122	—	428
Deferred taxes	—	—	33	—	33

TOTAL OTHER ASSETS	8,455	149	1,336	(4,413)	5,527

TOTAL ASSETS	$32,871	$1,864	$12,521	$(6,095)	$41,161

CURRENT LIABILITIES:
Trade liabilities	$7,476	$222	$2,882	$—	$10,580
Accrued expenses and other liabilities
Due to subsidiaries	2,392	—	—	(2,392)	—
Other	5,363	35	2,669	—	8,067
Current maturities of financial liabilities
Due to subsidiaries	26	—	68	(94)	—
Other	265	—	186	—	451
Deferred revenue	890	33	120	—	1,043
Deferred taxes	—	—	74	—	74

TOTAL CURRENT LIABILITIES	16,412	290	5,999	(2,486)	20,215
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	10,172	230	2,318	—	12,720
Financial liabilities
Due to subsidiaries	—	250	—	(250)	—
Other	10,564	—	1,625	—	12,189
Deferred revenue	518	87	188	—	793
Deferred taxes	28	—	35	4	67

TOTAL LONG-TERM LIABILITIES	21,282	567	4,166	(246)	25,769
MEMBERS’ INTEREST (DEFICIT):
Membership interests	—	—	409	(409)	—
Contributed capital	2,651	1,643	1,827	(3,470)	2,651
Accumulated (losses) income	(2,964)	(636)	1,059	(423)	(2,964)
Accumulated other comprehensive loss	(4,510)	—	(939)	939	(4,510)

TOTAL MEMBERS’ INTEREST (DEFICIT)	(4,823)	1,007	2,356	(3,363)	(4,823)

TOTAL LIABILITIES AND MEMBERS’ INTEREST (DEFICIT)	$32,871	$1,864	$12,521	$(6,095)	$41,161

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 16. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Statements of Cash Flows (in millions of dollars):

	Nine Months Ended September 30, 2012
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$4,635	$(96)	$1,132	$(194)	$5,477

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(2,317)	(17)	(724)	—	(3,058)
Proceeds from disposals of property, plant and equipment	6	—	2	—	8
Purchases of equipment on operating leases	—	(7)	—	—	(7)
Proceeds from disposals of equipment on operating leases	—	18	65	—	83
Change in restricted cash	39	—	1	—	40
Change in loans and notes receivables	1	—	—	—	1
Other	(1)	—	—	—	(1)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,272)	(6)	(656)	—	(2,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Tranche B Term Loan	(23)	—	—	—	(23)
Repayments of Gold Key Lease financing	—	—	(41)	—	(41)
Repayments of Auburn Hills Headquarters loan	—	—	(37)	—	(37)
Repayment of Canadian Health Care Trust Note	—	—	(25)	—	(25)
Repayment of Mexican development banks credit facility	—	—	(7)	—	(7)
Net repayments of other financial liabilities	(53)	—	(10)	—	(63)
Distribution for state tax withholding obligations on behalf of members	(4)	—	—	—	(4)
Dividends issued to subsidiaries	—	(10)	(41)	51	—
Net increase (decrease) in loans to subsidiaries	(81)	20	(82)	143	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(161)	10	(243)	194	(200)

Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3
Net change in cash and cash equivalents	2,202	(92)	236	—	2,346
Cash and cash equivalents at beginning of period	7,405	322	1,874	—	9,601

Cash and cash equivalents at end of period	$9,607	$230	$2,110	$—	$11,947

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 16. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Statements of Cash Flows (in millions of dollars) —Continued:

	Nine Months Ended September 30, 2011
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$2,532	$128	$1,626	$(749)	$3,537

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(1,200)	(99)	(609)	—	(1,908)
Proceeds from disposals of property, plant and equipment	1	8	6	—	15
Purchases of equipment on operating leases	—	(29)	—	—	(29)
Proceeds from disposals of equipment on operating leases	—	15	619	—	634
Change in restricted cash	116	—	181	—	297
Change in loans and notes receivables	2	—	2	—	4
Proceeds from USDART	96	—	—	—	96
Other	17	—	—	—	17

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(968)	(105)	199	—	(874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of U.S. Treasury first lien credit facilities	(5,460)	—	—	—	(5,460)
Repayment of Export Development Canada credit facilities	—	—	(1,723)	—	(1,723)
Proceeds from Secured Senior Notes	3,160	—	—	—	3,160
Proceeds from Tranche B Term Loan	2,933	—	—	—	2,933
Repayment of Tranche B Term Loan	(8)	—	—	—	(8)
Repayments of Gold Key Lease financing	—	—	(562)	—	(562)
Repayments of Auburn Hills Headquarters loan	—	—	(9)	—	(9)
Repayment of Canadian Health Care Trust Note	—	—	(26)	—	(26)
Net repayments of other financial liabilities	(56)	—	(2)	—	(58)
Debt issuance costs	(62)	—	—	—	(62)
Proceeds from Fiat’s incremental equity call option exercise	1,268	—	—	—	1,268
Distribution for state tax withholding obligations on behalf of members	(9)	—	—	—	(9)
Dividends issued to subsidiaries	—	(10)	(99)	109	—
Net increase (decrease) in loans to subsidiaries	(682)	90	(48)	640	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	1,084	80	(2,469)	749	(556)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Net change in cash and cash equivalents	2,648	103	(644)	—	2,107
Cash and cash equivalents at beginning of period	4,871	81	2,395	—	7,347

Cash and cash equivalents at end of period	$7,519	$184	$1,751	$—	$9,454

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of our financial condition and operating results should be read together with our accompanying condensed consolidated financial statements and our 2011 Annual Report on Form 10-K, or 2011 Form 10-K, filed with the U.S. Securities and Exchange Commission, or SEC.

Selected Financial and Other Data

The following sets forth selected financial and other data for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	Percentage of Revenues	2011	Percentage of Revenues	2012	Percentage of Revenues	2011	Percentage of Revenues
				(in millions of	dollars)
Condensed Consolidated Statements of Operations Data:
Revenues, net	$15,478	100.0%	$13,067	100.0%	$48,632	100.0%	$39,852	100.0%
Gross margin	2,562	16.6%	2,054	15.7%	7,673	15.8%	6,305	15.8%
Selling, administrative and other expenses	1,330	8.6%	1,077	8.2%	3,775	7.8%	3,517	8.8%
Research and development expenses, net	540	3.5%	445	3.4%	1,674	3.4%	1,191	3.0%
Interest expense	273	1.8%	282	2.2%	828	1.7%	958	2.4%
Loss on extinguishment of debt	—	—	—	—	—	—	551	1.4%
Net income (loss)	381	2.5%	212	1.6%	1,290	2.7%	(42)	(0.1)%

	September 30, 2012	December 31, 2011
Condensed Consolidated Balance Sheets Data:	(in millions of dollars)
Cash and cash equivalents	$11,947	$9,601
Restricted cash	421	461
Total assets	41,161	37,543
Current maturities of financial liabilities	451	230
Long-term financial liabilities	12,189	12,344
Members’ deficit	(4,823)	(6,035)

	Nine Months Ended September 30,
	2012	2011
Condensed Consolidated Statements of Cash Flows Data:	(in millions of dollars)
Cash flows provided by (used in):
Operating activities	$5,477	$3,537
Investing activities	(2,934)	(874)
Financing activities	(200)	(556)
Other Financial Information:
Depreciation and amortization expense	$2,034	$2,170
Capital expenditures	3,058	1,908

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Statistical Information:	2012	2011	2012	2011
Net worldwide factory shipments (in thousands) (1)	565	467	1,809	1,433
Worldwide vehicle sales (in thousands) (2)	556	496	1,661	1,376
U.S. dealer inventory at period end (in thousands)			369	277
Number of employees at period end			62,881	54,818

(1)	Represents vehicle sales to our dealers, distributors, contract manufacturing customers and fleet customers adjusted for Guaranteed Depreciation Program activity during the period. For additional information refer to Results of Operations —Worldwide Factory Shipments.
(2)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.

Overview of our Operations

Chrysler Group was formed on April 28, 2009 as a Delaware limited liability company. Our current members are Fiat, which holds a 58.5 percent ownership interest in us, and the United Auto Workers’ Retiree Medical Benefits Trust, or the VEBA Trust, which holds the remaining ownership interest in us. We design, engineer, manufacture, distribute and sell vehicles under the brand names Chrysler, Jeep, Dodge and Ram. As part of our industrial alliance with Fiat, we also manufacture Fiat vehicles in North America, which we distribute for ourselves throughout North America and sell to Fiat for distribution outside North America. We generate revenues, income and cash primarily from our sales of all of these vehicles, as well as automotive service parts and accessories under the Mopar brand name, to dealers and distributors for sale to retail customers and fleet customers, which include rental car companies, commercial fleet customers, leasing companies and government entities. The majority of our operations, employees, independent dealers and sales are in North America, primarily in the U.S. Approximately 10 percent of our vehicle sales in 2011 were outside North America, principally in South America, Asia Pacific and Europe. Vehicle, service parts and accessories sales outside North America are primarily through wholly-owned, affiliated or independent distributors and dealers. In June 2011, Fiat became the general distributor of our vehicles and service parts in Europe, selling our products through a network of newly appointed dealers.

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

Fiat Ownership Interest

Through a series of transactions in 2011 and early 2012, which included our achievement of the three Class B Events described in our governance documents and Fiat’s exercise of its incremental equity call option in May 2011, Fiat increased its ownership interest in the Company from 20.0 percent to 58.5 percent.

In January 2012, we notified the United States Department of the Treasury, or U.S. Treasury, that we irrevocably committed to begin assembly of a vehicle based on a Fiat platform or vehicle technology that has a verified unadjusted combined fuel economy of at least 40 miles per gallon in commercial quantities in a production facility in the U.S. As a result, we achieved our third and final Class B Event and Fiat’s ownership interest in the Company increased from 53.5 percent on a fully-diluted basis to 58.5 percent. We achieved the first and second Class B Events during 2011.

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

In addition, in July 2012, Fiat notified the VEBA Trust of its intent to exercise its option to acquire a portion of the VEBA Trust’s membership interest in the Company. In the event the transaction is completed as contemplated, Fiat will own 61.86 percent of the ownership interests in the Company and the VEBA Trust will hold the remaining 38.14 percent.

Vehicle Sales

The following summarizes our new vehicle sales by geographic market for the periods presented. Vehicles manufactured by Chrysler Group for other companies, including Fiat, are excluded from our new vehicle sales.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012 (1)(2)			2011 (1)(2)			2012 (1)(2)			2011 (1)(2)
	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)
						(vehicles in	thousands)
U. S.	417	3,699	11.3%	369	3,254	11.4%	1,251	11,121	11.2%	1,009	9,703	10.4%
Canada	64	450	14.3%	61	425	14.5%	195	1,334	14.6%	183	1,247	14.7%
Mexico	22	249	8.7%	19	227	8.5%	62	727	8.5%	58	654	8.9%

Total North America	503	4,398	11.4%	449	3,906	11.5%	1,508	13,182	11.4%	1,250	11,604	10.8%

Rest of World	53			47			153			126

Total Worldwide	556			496			1,661			1,376

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.
(2)	The Company’s estimated industry and market share data presented are based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight, Ward’s Automotive, Urban Science and Experian.
(3)	Percentages are calculated based on the unrounded vehicle sales volume for Chrysler Group and the industry.

The following summarizes the total U.S. industry sales of new motor vehicles of domestic and foreign models and our relative competitive position for the periods presented. Vehicles manufactured by Chrysler Group for other companies, including Fiat, are excluded from our new vehicle sales.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012 (1)(2)			2011 (1)(2)			2012 (1)(2)			2011 (1)(2)
	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry (4)	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry (4)	Percentage of Industry (3)
						(vehicles in	thousands)
Cars
Small	20	704	2.9%	17	526	3.2%	46	2,127	2.2%	43	1,727	2.5%
Mid-size	50	659	7.5%	37	558	6.6%	165	2,079	7.9%	98	1,670	5.9%
Full-size	30	206	14.8%	26	208	12.5%	117	666	17.6%	78	658	11.8%
Sport	16	179	8.7%	15	145	10.4%	50	537	9.3%	40	458	8.7%

Total Cars	116	1,748	6.6%	95	1,437	6.6%	378	5,409	7.0%	259	4,513	5.7%
Minivans	71	149	47.6%	54	126	43.4%	201	433	46.4%	157	371	42.5%
Utility Vehicles	155	1,168	13.3%	152	1,077	14.1%	458	3,418	13.4%	405	3,130	12.9%
Pick-up Trucks	71	478	14.9%	65	470	13.9%	202	1,379	14.7%	179	1,274	14.1%
Van & Medium Duty Truck	4	156	2.4%	3	144	2.2%	12	482	2.4%	9	415	2.1%

Total Vehicles	417	3,699	11.3%	369	3,254	11.4%	1,251	11,121	11.2%	1,009	9,703	10.4%

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.
(2)	The Company’s estimated industry and market share data presented are based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight, Ward’s Automotive, Urban Science and Experian.
(3)	Percentages are calculated based on the unrounded vehicle sales volume for Chrysler Group and the industry.
(4)	During 2012, certain industry segment classifications were modified. We have reclassified the 2011 industry vehicle sales to conform to the 2012 classifications.

Cyclical Nature of Business

As is typical in the automotive industry, our vehicle sales are highly sensitive to general economic conditions, availability of affordably priced financing for dealers and retail customers and other external factors, including fuel prices, and as a result may vary substantially from quarter to quarter and year to year. Retail customers tend to delay the purchase of a new vehicle when disposable income and consumer confidence are low. In addition, our vehicle production volumes and related revenues may vary from month to month, sometimes due to plant shutdowns, which may occur for several reasons, including production changes from one model year to the next. Model year changeovers occur throughout the year. Plant shutdowns, whether associated with model year changeovers or other factors, such as temporary supplier interruptions, can have a negative impact on our revenues and a negative impact on our working capital as we continue to pay suppliers under standard contract terms while we do not receive proceeds from vehicle sales. Refer to —Liquidity and Capital Resources —Working Capital Cycle, for additional information.

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

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011		2012	2011
	(vehicles in thousands)
Retail	459	341	118	1,349	1,088	261
Fleet	93	111	(18)	384	345	39
Contract manufacturing	7	17	(10)	63	35	28

Worldwide Factory Shipments	559	469	90	1,796	1,468	328
Adjust for GDP activity during the period:
Less: Vehicles shipped	(2)	(9)	7	(44)	(71)	27
Plus: Vehicles auctioned	8	7	1	57	36	21

Net Worldwide Factory Shipments	565	467	98	1,809	1,433	376

Consolidated Results

The following is a discussion of the results of operations for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 and for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The discussion of certain line items (cost of sales, gross margin, selling, administrative and other expenses, and research and development expenses) includes a presentation of such line items as a percentage of revenues, for the respective periods presented, to facilitate the discussion of the three months ended September 30, 2012 compared to the same period in 2011, and for the nine months ended September 30, 2012 compared to the same period in 2011.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenues, Net

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011
	(in millions of dollars)
Revenues, net	$15,478	$13,067	$2,411	18.4%

Revenues for the three months ended September 30, 2012 increased $2,411 million as compared to the three months ended September 30, 2011, approximately $2.5 billion of which was attributable to an increase in our net worldwide factory shipments from 467 thousand vehicles for the three months ended September 30, 2011 to 565 thousand vehicles for the three months ended September 30, 2012. The 21 percent period over period increase in our net worldwide factory shipments was driven by increased demand for our vehicles. In addition, the increase in our shipments was due to the continuing improvement in the U.S. automotive market, which experienced a 14 percent increase in industry vehicle sales from the three months ended September 30, 2011 to the three months ended September 30, 2012.

In addition, approximately $200 million of the revenue increase was attributable to more favorable net pricing of our 2012 and 2013 model year vehicles as compared to prior model years, which was driven by our ability to adjust prices for our vehicle content enhancements in the current market. Further, approximately $100 million of the revenue increase was due to a favorable shift in sales mix to more retail shipments as a percentage of total shipments, which is consistent with our continued focus on growth in the U.S. retail market while maintaining stable U.S. fleet shipments. Typically, the average revenue per vehicle for retail shipments is higher than the average revenue per vehicle for fleet shipments, as our retail customers tend to purchase vehicles with more optional features.

These increases were partially offset by a decrease in revenues of approximately $500 million as a result of a higher percentage growth in passenger car sales as compared to truck and sport utility vehicle, or SUV, sales, as well as consumers purchasing vehicles with option packages that group commonly selected options at a value price. These options include, but are not limited to, Uconnect Touch, keyless entry, leather and/or DVD systems being included as standard features in certain vehicles.

Cost of Sales

	Three Months Ended September 30,				Increase (Decrease)
	2012	Percentage of Revenues	2011	Percentage of Revenues
	(in millions of dollars)
Cost of sales	$ 12,916	83.4%	$11,013	84.3%	$1,903	17.3%
Gross margin	2,562	16.6%	2,054	15.7%	508	24.7%

We procure a variety of raw materials, parts, supplies, utilities, transportation and other services from numerous suppliers to manufacture our vehicles, parts and accessories, primarily on a purchase order basis. The raw materials we use typically consist of steel, aluminum, resin, copper, lead and precious metals including platinum, palladium and rhodium. The cost of materials and components makes up a majority of our cost of sales; approximately 75 percent and 73 percent for the three months ended September 30, 2012 and 2011, respectively. The remaining costs primarily include labor costs consisting of direct and indirect wages and fringe benefits, as well as depreciation, amortization and transportation costs. Cost of sales also includes warranty and product-related costs, as well as depreciation expense related to our GDP vehicles.

Fluctuations in cost of sales are primarily driven by the number of vehicles that we produce and sell. Costs increased by approximately $2.0 billion during the three months ended September 30, 2012 as compared to the same period in 2011 due to higher production volumes in connection with the increased vehicle shipments described above in —Revenues, Net. Additionally, cost of sales increased due to higher costs associated with the shift in sales mix to more retail shipments as a percentage of total shipments as noted above in —Revenues, Net.

These increases in cost of sales were partially offset by reduced costs associated with the higher percentage growth in passenger car sales as compared to truck and SUV sales, as well as our increased sales of vehicles with the value option packages described above in —Revenues, Net.

Selling, Administrative and Other Expenses

	Three Months Ended September 30,				Increase (Decrease)
	2012	Percentage of Revenues	2011	Percentage of Revenues
	(in millions of dollars)
Selling, administrative and other expenses	$1,330	8.6%	$1,077	8.2%	$253	23.5%

Selling, administrative and other expenses include advertising, personnel, warehousing and other costs. Advertising costs accounted for approximately 50 percent and 54 percent of these costs during the three months ended September 30, 2012 and 2011, respectively. Typically, we incur greater advertising costs in the initial months that new or refreshed vehicles are available to customers in dealerships. During the three months ended September 30, 2012, we began incurring greater costs associated with our national and regional advertising campaigns to support the retail launches of the all-new Dodge Dart and new 2013 Ram 1500. We also continued to place great emphasis on brand- and vehicle-focused campaigns to increase consumer awareness of our current portfolio. During the same period in 2011, our advertising campaigns were primarily related to the launches of several new or refreshed vehicles in early 2011. In addition, personnel expenses increased during the three months ended September 30, 2012 as compared to the same period in 2011, primarily due to an increase in headcount in 2012 to support our sales, marketing and other corporate initiatives.

Research and Development Expenses, Net

	Three Months Ended September 30,				Increase (Decrease)
	2012	Percentage of Revenues	2011	Percentage of Revenues
	(in millions of dollars)
Research and development expenses, net	$540	3.5%	$445	3.4%	$95	21.3%

Research and development expenses consist primarily of material costs and personnel related expenses associated with engineering, design and development. Our research and development spending has been focused on improving the quality of our vehicles and reducing the time-to-market of new vehicles. Our efforts entail both short-term improvements related to existing vehicles, which include easily recognizable and extensive upgrades, and longer term product and powertrain programs. Our research and development expenses for the three months ended September 30, 2012 and 2011, are net of $10 million and $33 million, respectively, of reimbursements recognized for costs related to shared engineering and development activities performed under the product and platform sharing agreement that is part of our industrial alliance with Fiat.

The increase in research and development expenses for the three months ended September 30, 2012 as compared to the same period in 2011, was primarily due to increased spending for direct and indirect materials related to mid-cycle actions, principally the Ram truck lineup, Jeep Grand Cherokee and Dodge Durango, as well as joint development programs with Fiat, including the Compact U.S. Wide platform that will continue to be utilized for certain future C and D segment vehicles. In addition, we continue to invest in vehicle and technology enhancements for Fiat vehicles that we will produce and distribute within North America. To support these efforts, we have increased our average headcount for research and development employees by approximately 14 percent period over period in order to fulfill specialized needs. At the same time, we have decreased the average headcount of our temporary contract workers by approximately 11 percent period over period, as certain contract workers have converted to on-roll employees.

Interest Expense

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011
	(in millions of dollars)
Interest expense	$273	$282	$(9)	(3.2)%

Interest expense for the three months ended September 30, 2012 and 2011 included the following:

	Three Months Ended September 30,
	2012	2011
	(in millions of dollars)
Financial Interest Expense:
VEBA Trust Note	$111	$111
2019 and 2021 Notes	65	65
Tranche B Term Loan	46	46
Canadian Health Care Trust Notes	26	24
Mexican development banks credit facilities	14	10
Other	12	16
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	29	29
Capitalized interest related to capital expenditures	(30)	(19)

Total	$273	$282

The decrease in interest expense for the three months ended September 30, 2012 as compared to the same period in 2011 was primarily due to an increase in capitalized interest resulting from an increase in certain assets under construction during the three months ended September 30, 2012 as compared to the same period in 2011. Our expenditures for assets under construction are primarily related to machinery, equipment and tooling.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenues, Net

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011
	(in millions of dollars)
Revenues, net	$48,632	$39,852	$8,780	22.0%

Revenues for the nine months ended September 30, 2012 increased $8,780 million as compared to the nine months ended September 30, 2011, approximately $9.7 billion of which was attributable to an increase in our net worldwide factory shipments from 1,433 thousand vehicles for the nine months ended September 30, 2011 to 1,809 thousand vehicles for the nine months ended September 30, 2012. The 26 percent period over period increase in our net worldwide factory shipments was driven by increased demand for our vehicles, as evidenced by an increase in our U.S. market share from 10.4 percent for the nine months ended September 30, 2011 to 11.2 percent for the nine months ended September 30, 2012. In addition, the increase in our shipments was due to the continued improvement in the U.S. automotive market, which experienced a 15 percent increase in industry vehicle sales from the nine months ended September 30, 2011 to the nine months ended September 30, 2012.

Approximately $700 million of the revenue increase was attributable to more favorable net pricing of our 2012 and 2013 model year vehicles as compared to prior model years, which was driven by our ability to adjust prices for our vehicle content enhancements in the current market. Additionally, approximately $100 million of the revenue increase was due to a favorable shift in sales mix to more retail shipments as a percentage of total shipments, which is consistent with our continued focus on growth in the U.S. retail market while maintaining stable U.S. fleet shipments. Typically, the average revenue per vehicle for retail shipments is higher than the average revenue per vehicle for fleet shipments, as our retail customers tend to purchase vehicles with more optional features.

These increases were partially offset by a decrease in revenues of approximately $2.0 billion as a result of a higher percentage growth in passenger car sales as compared to truck, crossover and SUV sales, as well as consumers purchasing vehicles with option packages that group commonly selected options at a value price. These options include, but are not limited to, Uconnect Touch, keyless entry, leather and/or DVD systems being included as standard features in certain vehicles.

Cost of Sales

	Nine Months Ended September 30,				Increase (Decrease)
	2012	Percentage of Revenues	2011	Percentage of Revenues
	(in millions of dollars)
Cost of sales	$40,959	84.2%	$33,547	84.2%	$7,412	22.1%
Gross margin	7,673	15.8%	6,305	15.8%	1,368	21.7%

We procure a variety of raw materials, parts, supplies, utilities, transportation and other services from numerous suppliers to manufacture our vehicles, parts and accessories, primarily on a purchase order basis. The raw materials we use typically consist of steel, aluminum, resin, copper, lead and precious metals including platinum, palladium and rhodium. The cost of materials and components makes up a majority of our cost of sales; approximately 75 percent and 73 percent for the nine months ended September 30, 2012 and 2011, respectively. The remaining costs primarily include labor costs consisting of direct and indirect wages and fringe benefits, as well as depreciation, amortization and transportation costs. Cost of sales also includes warranty and product-related costs, as well as depreciation expense related to our GDP vehicles.

Fluctuations in cost of sales are primarily driven by the number of vehicles that we produce and sell. Costs increased by approximately $7.6 billion during the nine months ended September 30, 2012 as compared to the same period in 2011 due to higher production volumes in connection with the increased vehicle shipments described above in —Revenues, Net. Additionally, cost of sales increased due to higher costs associated with the shift in sales mix to more retail shipments as a percentage of total shipments as noted above in —Revenues, Net.

Material costs for the nine months ended September 30, 2012 increased by approximately $200 million, consistent with the period over period percentage increase in the cost of materials and components. This increase is mainly due to our continuing investments in vehicle components and enhancements. These enhancements include improved engine and transmission technologies, primarily the 3.6L Pentastar V-6 engine and 8-speed automatic transmission, as well as upgraded media components such as the Uconnect Touch featuring an 8.4 inch screen. In addition, we continue to upgrade the interiors of our vehicles with features such as premium leather and LED accent lighting.

These increases in cost of sales were partially offset by reduced costs associated with the higher percentage growth in passenger car sales as compared to truck, crossover and SUV sales, as well as our increased sales of vehicles with the value option packages as noted above in —Revenues, Net. Further, price increases for certain raw materials had a negative impact on our cost of sales of approximately $400 million. However, we were able to partially offset these price increases by achieving certain cost savings, principally from commercial re-negotiations and technical efficiencies, such as modifying the material content of a part, as well as efficiencies achieved through our ongoing implementation of World Class Manufacturing processes. Additionally, during the nine months ended September 30, 2012, we recognized insurance recoveries totaling $76 million related to losses sustained in 2011 due to supply disruptions. The proceeds from these recoveries were fully collected as of September 30, 2012. There were no similar insurance recoveries during the nine months ended September 30, 2011.

Selling, Administrative and Other Expenses

	Nine Months Ended September 30,				Increase (Decrease)
	2012	Percentage of Revenues	2011	Percentage of Revenues
	(in millions of dollars)
Selling, administrative and other expenses	$3,775	7.8%	$3,517	8.8%	$258	7.3%

Selling, administrative and other expenses include advertising, personnel, warehousing and other costs. Advertising costs accounted for approximately 52 percent and 54 percent of these costs during the nine months ended September 30, 2012 and 2011, respectively. Our advertising costs through the second quarter of 2012 were relatively consistent with costs incurred during 2011, as we continued to place great emphasis on our brand- and vehicle-focused campaigns in order to increase consumer awareness of our current portfolio. We also made significant investments in 2012 to build upon the growing success of the Fiat 500 and to support the launch of the Fiat 500 Abarth. Additionally, we typically incur greater advertising costs in the initial months that new or refreshed vehicles are available to customers in dealerships. During the third quarter of 2012, we began incurring greater advertising costs associated with our national and regional advertising campaigns to support the retail launches of the all-new Dodge Dart and new 2013 Ram 1500. In addition, personnel expenses also increased during the nine months ended September 30, 2012 as compared to the same period in 2011, primarily due to the increase in headcount in 2012 to support our sales, marketing and other corporate initiatives.

Research and Development Expenses, Net

	Nine Months Ended September 30,				Increase (Decrease)
	2012	Percentage of Revenues	2011	Percentage of Revenues
	(in millions of dollars)
Research and development expenses, net	$1,674	3.4%	$1,191	3.0%	$483	40.6%

Research and development expenses consist of material costs and personnel related expenses associated with engineering, design and development. Our research and development spending has been focused on improving the quality of our vehicles and reducing the time-to-market of new vehicles. Our efforts entail both short-term improvements related to existing vehicles, which include easily recognizable and extensive upgrades, and longer term product and powertrain programs. Our research and development expenses for the nine months ended September 30, 2012 and 2011, are net of $38 million and $75 million, respectively, of reimbursements recognized for costs related to shared engineering and development activities performed under the product and platform sharing agreement that is part of our industrial alliance with Fiat.

The increase in research and development expenses for the nine months ended September 30, 2012 as compared to the same period in 2011, was primarily due to increased spending for direct and indirect materials related to mid-cycle actions, principally the Ram truck lineup, Jeep Grand Cherokee and Dodge Durango, as well as joint development programs with Fiat, including the Compact U.S. Wide platform utilized for the all-new Dodge Dart and certain future C and D segment vehicles. In addition, we continue to invest in vehicle and technology enhancements for Fiat vehicles that we will produce and distribute within North America. To support these efforts, we have increased our average headcount for research and development employees by approximately 19 percent period over period, while also increasing the average headcount of our temporary contract workers by approximately 7 percent period over period to meet specialized needs.

Interest Expense

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011
	(in millions of dollars)
Interest expense	$828	$958	$(130)	(13.6)%

Interest expense for the nine months ended September 30, 2012 and 2011 included the following:

	Nine Months Ended September 30,
	2012	2011
	(in millions of dollars)
Financial Interest Expense:
VEBA Trust Note	$329	$322
2019 and 2021 Notes	195	92
Tranche B Term Loan	136	65
Canadian Health Care Trust Notes	74	68
Mexican development banks credit facilities	43	31
U.S. Treasury first lien credit facilities	—	202
EDC credit facilities	—	44
Other	41	48
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	91	138
Payable-in-kind interest	—	27
Capitalized interest related to capital expenditures	(81)	(79)

Total	$828	$958

The decrease in interest expense for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was primarily due to the interest savings and reduced interest accretion achieved as a result of our debt refinancing transaction in May 2011. In that transaction, we repaid our outstanding obligations under the U.S. Treasury and EDC credit facilities and entered into the Tranche B Term Loan and the 2019 Notes and 2021 Notes. Refer to —Liquidity and Capital Resources below, for additional information regarding our refinancing transaction. The interest savings and reduced interest accretion are primarily due to the Tranche B Term Loan and 2019 Notes and 2021 Notes having lower effective interest rates and debt discounts than the U.S. Treasury and EDC credit facilities. Refer to —Loss on Extinguishment of Debt below, for additional information regarding the write off of the U.S. Treasury and EDC credit facilities unamortized discounts and debt issuance costs.

Loss on Extinguishment of Debt

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011
	(in millions of dollars)
Loss on extinguishment of debt	$—	$551	$(551)	(100.0)%

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

Liquidity and Capital Resources

Liquidity Overview

We require significant liquidity in order to meet our obligations and fund our business plan. Short-term liquidity is required to purchase raw materials, parts and components required for vehicle production, and to fund selling, administrative, research and development, and other expenses. In addition to our general working capital needs, we expect to use significant amounts of cash for the following purposes: (i) capital expenditures to support our existing and future products; (ii) principal and interest payments under our financial obligations and (iii) pension and other postretirement employee benefits, or OPEB, payments. Our capital expenditures are estimated to be approximately $1 billion for the remainder of 2012, which we plan to fund with cash generated primarily from our operating activities.

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

Total Available Liquidity

At September 30, 2012, our total available liquidity was $13,247 million, including $1,300 million available to be borrowed under our revolving credit facility that matures in May 2016, or the Revolving Facility. We may access these funds subject to the conditions of our senior credit facilities, which include the Tranche B Term Loan and the Revolving Facility, or the Senior Credit Facilities. The proceeds from the Revolving Facility may be used for general corporate and/or working capital purposes. The terms of our Senior Credit Facilities require us to maintain a minimum liquidity of $3.0 billion inclusive of any amounts undrawn on our Revolving Facility. Total available liquidity includes cash and cash equivalents, which are subject to intra-month, foreign exchange and seasonal fluctuations. Restricted cash is not included in our presentation of total available liquidity.

The following summarizes our total available liquidity (in millions of dollars):

	September 30, 2012	December 31, 2011
Cash and cash equivalents (1)	$11,947	$9,601
Revolving Facility availability (2)	1,300	1,300

Total Available Liquidity	$13,247	$10,901

(1)

The foreign subsidiaries for which we have elected to permanently reinvest earnings outside of the U.S. held $0.7 billion of cash and cash equivalents as of September 30, 2012 and December 31, 2011. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these subsidiaries, as the earnings are permanently reinvested. However, if we determine, in the future, that it is necessary to repatriate these funds or we sell or liquidate any of these subsidiaries, we may be required either to pay taxes, even though we are not currently a taxable entity for U.S. federal income tax purposes, or make distributions to our members to pay taxes associated with the repatriation or the sale or liquidation of these subsidiaries. We may also be required to accrue and pay withholding taxes, depending on the foreign jurisdiction from which the funds are repatriated.
(2)	Prior to the final maturity date of the Senior Credit Facilities, we have the option to increase the amount of these facilities in an aggregate principal amount not to exceed $1.2 billion, either through an additional term loan, an increase in the Revolving Facility or a combination of both.

The increase of $2,346 million in total available liquidity from December 31, 2011 to September 30, 2012, reflects a $2,346 million increase in cash and cash equivalents resulting from net cash provided by operating activities of $5,477 million, offset by net cash used in investing activities of $2,934 million and net cash used in financing activities of $200 million. Refer to —Cash Flows below, for additional information regarding our changes in cash and cash equivalents.

Repayment of U.S. Treasury and Export Development Canada Credit Facilities

On May 24, 2011, we repaid all amounts outstanding under the U.S. Treasury and EDC credit facilities. Refer to our 2011 Form 10-K for additional information related to these agreements.

Payments were made as follows (in millions of dollars):

	Principal	Accrued Interest	Total Payment
U.S. Treasury first lien credit facilities:
Tranche B	$ 2,080 (1)	$22	$2,102
Tranche C	3,675 (2)	65	3,740
Zero Coupon Note	100	—	100

Total U.S Treasury first lien credit facilities	5,855	87	5,942
EDC credit facilities:
Tranche X	1,319	14	1,333
Tranche X-2	404	4	408

Total EDC credit facilities	1,723	18	1,741

Total U.S Treasury and EDC credit facilities	$7,578	$105	$7,683

(1)	Includes $80 million of payable-in-kind, or PIK, interest previously capitalized. The payment of PIK interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows.
(2)	Includes $315 million of PIK interest previously capitalized. The payment of PIK interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows. In addition, as a result of the termination of the Ally Master Transaction Agreement, or the Ally MTA, and in accordance with the U.S. Treasury first lien credit agreement, amounts outstanding under that agreement were reduced by $4 million, the amount of qualifying losses incurred by Ally Financial Inc. through April 2011. Refer to Note 9, Commitments, Contingencies and Concentrations, in the accompanying condensed consolidated financial statements for additional information related to the Ally MTA.

Senior Credit Facilities and Secured Senior Notes

On May 24, 2011, we and certain of our U.S. subsidiaries as guarantors entered into the following arrangements:

•

Senior Credit Facilities — a $3.0 billion Tranche B Term Loan maturing on May 24, 2017, which was fully drawn on May 24, 2011 and a $1.3 billion revolving credit facility that matures on May 24, 2016, and remains undrawn;

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

On February 1, 2012, our offers to exchange the Original 2019 Notes and Original 2021 Notes expired. Substantially all of the Original Notes were tendered for the Notes. The holders of the Notes received an equal principal amount of 2019 Notes for the Original 2019 Notes and an equal principal amount of 2021 Notes for the Original 2021 Notes. The form and terms of the Notes are identical in all material respects to the Original Notes, except that the Notes do not contain restrictions on transfer.

VEBA Trust Note

On June 10, 2009, and in accordance with the terms of a settlement agreement between us and the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, or UAW, we issued a senior unsecured note, or the VEBA Trust Note, with a face value of $4,587 million to the VEBA Trust. Refer to our 2011 Form 10-K for additional information related to this settlement agreement and the VEBA Trust Note.

Scheduled VEBA Trust Note payments through 2012 did not fully satisfy the interest accrued at the implied rate of 9.0 percent per annum. In accordance with the agreement, the difference between a scheduled payment and the accrued interest through June 30 of the payment year was capitalized as additional debt on an annual basis. In July 2012 and 2011, we made scheduled payments of $400 million and $300 million, respectively, on the VEBA Trust Note and accrued interest of $38 million and $126 million, respectively, was capitalized as additional debt.

Canadian Health Care Trust Notes

On December 31, 2010, Chrysler Canada Inc., or Chrysler Canada, issued four unsecured promissory notes to an independent Canadian Health Care Trust, or the Canadian Health Care Trust Notes. Payments on the Canadian Health Care Trust Notes are due on June 30 of each year unless that day is not a business day in Canada, in which case payments are due on the next business day.

The scheduled Tranche A and Tranche B note payments through 2012 did not fully satisfy the interest accrued at the stated rate of 9.0 percent per annum. Accordingly, on the payment date, the difference between the scheduled payment and the interest accrued through the payment date was capitalized as additional debt. We are not required to make a payment on the Tranche C note until 2020. However, interest accrued at the stated rate of 7.5 percent per annum on the Tranche C note will be capitalized as additional debt on the payment date of the Tranche B note through 2019. In July 2012 and June 2011, $74 million ($76 million Canadian Dollars, or CAD) and $27 million ($26 million CAD), respectively, of interest accrued in excess of the scheduled payments was capitalized as additional debt.

Gold Key Lease

Chrysler Canada maintains our Gold Key Lease vehicle lease portfolio. The related vehicles are leased to Canadian consumers and were financed by asset-backed securitization facilities, as well as a $5.1 billion ($5.0 billion CAD) secured revolving credit facility. In June 2012, we repaid the remaining outstanding balance of the asset-backed note payable. These obligations were primarily repaid out of collections from the operating leases and proceeds from the sales of the related vehicles. We are currently winding down the Gold Key Lease program, therefore, we anticipate no additional funding will be required. No vehicles were added to the portfolio during the nine months ended September 30, 2012 and 2011.

Restricted Cash

Restricted cash, which includes cash equivalents, was $421 million as of September 30, 2012. Restricted cash included $259 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler AG, or Daimler, $63 million of collateral for foreign currency exchange and commodity hedge contracts and $99 million of collateral for standby letters of credit and other contractual agreements.

Working Capital Cycle

Our business and results of operations depend upon our ability to achieve certain minimum vehicle sales volumes. As is typical for an automotive manufacturer, we have significant fixed costs, and therefore, changes in our vehicle sales volume can have a significant effect on profitability and liquidity. We generally receive payments on sales of vehicles in North America within a few days of shipment from our assembly plants, whereas there is a lag between the time we receive parts and materials from our suppliers and the time we are required to pay for them. Therefore, during periods of increasing vehicle sales, there is generally a corresponding positive impact on our cash flow and liquidity. Alternatively, during periods in which vehicle sales decline, there is generally a corresponding negative impact on our cash flow and liquidity. In addition, the timing of our vehicle sales under our Guaranteed Depreciation Program can cause seasonal fluctuations in our working capital. Typically, the number of vehicles sold under the program peak during the second quarter and then taper off during the third quarter.

Cash Flows

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

Operating Activities — Nine Months Ended September 30, 2012

For the nine months ended September 30, 2012, our net cash provided by operating activities was $5,477 million and was primarily the result of:

(i)	net income of $1,290 million, adjusted to add back $2,095 million of depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts);

(ii)	a $2,020 million increase in trade liabilities, primarily due to increased production in response to increased consumer demand for our vehicles, which was consistent with the increase in our worldwide factory shipments;

(iii)	a $638 million decrease in receivables from Fiat due to greater sales to Fiat during the fourth quarter of 2011 versus the third quarter of 2012, primarily due to reduced consumer demand as a result of the overall market deteriorating in Europe;

(iv)	a $379 million increase in accrued sales incentives, primarily due to an increase in our U.S. dealer inventory levels at September 30, 2012 versus December 31, 2011, mostly due to an increase in our shipments during late 2012 versus the end of 2011 in order to meet consumer demand and maintain relatively consistent days’ supply of inventory at our U.S. dealers; and

(v)	a $159 million increase in payables to Fiat due to increased purchases of vehicles, parts and services during late 2012 as compared to the end of 2011, as a result of us becoming the primary distributor for Fiat vehicles in certain countries.

These increases in our net cash provided by operating activities were partially offset by:

(i)	a $558 million increase in inventory, primarily due to increased finished vehicle and work in process levels at September 30, 2012 versus December 31, 2011. These increases were primarily driven by the overall increase in production levels due to greater consumer demand for our vehicles, the launch of the new 2013 Ram 1500, higher material costs and our annual shutdown in December;

(ii)	a $471 million increase in trade receivables, primarily due to an increase in our worldwide factory shipments at the end of September 2012 as compared to the end of December 2011, as a result of our annual shutdown in December. We generally receive payments on sales of vehicles in North America within a few days of shipment from our assembly plants; and

(iii)	$352 million of pension and OPEB contributions.

Operating Activities — Nine Months Ended September 30, 2011

For the nine months ended September 30, 2011, our net cash provided by operating activities was $3,537 million and was primarily the result of:

(i)	a net loss of $42 million, adjusted to add back the $551 million loss on extinguishment of debt associated with the repayment of our U.S. Treasury and EDC credit facilities and $2,327 million of depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts);

(ii)	a $1,300 million increase in trade liabilities, primarily due to increased production in response to increased consumer demand for our vehicles following the introduction of our 16 all-new or significantly refreshed vehicles, which was consistent with the increase in our worldwide factory shipments;

(iii)	a $492 million increase in accrued sales incentives, primarily due to an increase in our U.S. dealer inventory levels at September 30, 2011 versus December 31, 2010, mostly due to an increase in our shipments during late 2011 versus the end of 2010 in order to meet consumer demand for our 16 all-new or significantly refreshed vehicles;

(iv)	$374 million in collections from Daimler related to the Daimler tax receivable; and

(v)	a $214 million increase in payables to Fiat due to increased purchases of parts and services during 2011 as compared to the end of 2010.

These increases in our net cash provided by operating activities were partially offset by:

(i)	a $785 million increase in inventory, primarily due to increased finished vehicle and work in process levels at September 30, 2011 versus December 31, 2010. These increases were primarily driven by the overall increase in production levels and international vehicle shipments due to greater consumer demand for our vehicles and the vehicles we manufacture for Fiat and our annual shutdown in December. In addition, our work in process levels increased slightly in September 2011 due to temporary parts shortages;

(ii)	a $528 million increase in receivables from Fiat due to increased sales of vehicles, service parts and services to Fiat during the third quarter of 2011 as compared to the end of 2010, primarily due to the integration of our European distribution and dealer network organization into Fiat’s distribution organization;

(iii)	$509 million of pension and OPEB contributions, partially offset by the collection of a $200 million pension receivable from Daimler; and

(iv)	the repayment of $395 million of capitalized payable-in-kind, or PIK, interest on the U.S. Treasury credit facilities.

Investing Activities — Nine Months Ended September 30, 2012

For the nine months ended September 30, 2012, our net cash used in investing activities was $2,934 million and was primarily the result of:

(i)	$3,058 million of capital expenditures to support our investments in existing and future products.

These cash outflows were partially offset by:

(i)	$83 million of proceeds from disposals of equipment on operating leases, primarily related to our Gold Key Lease vehicle lease portfolio; and

(ii)	a $40 million decrease in restricted cash, primarily due to reduced collateral requirements as a result of positive mark-to-market adjustments for outstanding derivative instruments during the period.

Investing Activities — Nine Months Ended September 30, 2011

For the nine months ended September 30, 2011, our net cash used in investing activities was $874 million and was primarily the result of:

(i)	$1,908 million of capital expenditures to support our investments in existing and future products.

These cash outflows were partially offset by:

(i)	$634 million of proceeds from disposals of equipment on operating leases, primarily related to our Gold Key Lease vehicle lease portfolio;

(ii)	a $297 million decrease in restricted cash. The decrease in restricted cash was primarily the result of the release of $167 million of collateral associated with the Gold Key Lease vehicle lease portfolio, which was used to pay down an equivalent amount outstanding on our Gold Key Lease credit facility. The decrease was also due to the release of initial margin collateral requirements for foreign currency exchange and commodity hedge contracts, in addition to positive mark-to-market adjustments; and

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

Financing Activities — Nine Months Ended September 30, 2012

For the nine months ended September 30, 2012, our net cash used in financing activities was $200 million and was primarily the result of:

(i)	$155 million of debt repayments, including $37 million related to the Auburn Hills Headquarters loan, $25 million related to the Canadian Health Care Trust Note — Tranche D, $23 million related to the Tranche B Term Loan, $7 million related to the Mexican development banks credit facility and $63 million related to capital leases and other financial obligations; and

(ii)	$41 million of repayments of our Gold Key Lease financing obligations, which included the final repayment of the outstanding asset-backed note payable in June 2012. Gold Key Lease program proceeds used to fund these payments are included in operating and investing activities.

Financing Activities — Nine Months Ended September 30, 2011

For the nine months ended September 30, 2011, our net cash used in financing activities was $556 million and was primarily the result of:

(i)	$562 million of repayments of our Gold Key Lease financing obligations, which included the full repayment of the amounts outstanding on our Gold Key Lease credit facility in April 2011; and

(ii)	$101 million of debt repayments, including $26 million related to the Canadian Health Care Trust Note — Tranche D, $9 million related to the Auburn Hills Headquarters loan, $8 million related to the Tranche B Term Loan and $58 million related to capital leases and other financial obligations.

These cash outflows were partially offset by net proceeds received from our refinancing transaction in May 2011, which consisted of:

(i)	$3,160 million of net proceeds from the Secured Senior Notes;

(ii)	$2,933 million of net proceeds from the Tranche B Term Loan;

(iii)	$1,268 million of proceeds received from Fiat’s exercise of its incremental equity call option;

(iv)	$5,460 million of principal repayments (excluding capitalized PIK interest) of our U.S. Treasury credit facilities;

(v)	$1,723 million of principal repayments of our EDC credit facilities; and

(vi)	$62 million of related debt issuance costs.

Net Industrial Debt

Our calculation of Gross and Net Industrial Debt, as well as a detailed discussion of these measures, is included below in —Non-GAAP Financial Measures —Gross and Net Industrial Debt.

Our Net Industrial Debt decreased by $2,239 million from $2,932 million at December 31, 2011 to $693 million at September 30, 2012, primarily due to a $2,346 million increase in cash and cash equivalents. Refer to —Cash Flows above, for additional information regarding the increase in our cash and cash equivalents for the nine months ended September 30, 2012.

Free Cash Flow

Our calculation of Free Cash Flow, as well as a detailed discussion of this measure, is included below in —Non-GAAP Financial Measures —Free Cash Flow.

Free Cash Flow for the nine months ended September 30, 2012 and 2011 totaled $2,501 million and $2,001 million, respectively.

The increase in Free Cash Flow from 2011 to 2012 was primarily due to:

(i)	a $1,940 million increase in our cash generated from operations. Refer to —Cash Flows above, for additional information regarding the change in our cash generated from operations; and

(ii)	a $521 million reduction in repayments on our Gold Key Lease financing obligations, primarily due to the significant reduction in the related outstanding obligations, which is consistent with the wind down of the program. As of June 2012, all Gold Key Lease financing obligations have been repaid.

These decreases were partially offset by:

(i)	a $1,150 million increase in our capital expenditures due to our continued investments to enhance our current and future product portfolio;

(ii)	a $551 million reduction in proceeds from disposals of equipment on operating leases, primarily related to the wind down of our Gold Key Lease vehicle lease portfolio; and

(iii)	a $257 million reduction in our change in restricted cash, primarily due to 2011 including the release of $167 million of collateral associated with the Gold Key Lease vehicle lease portfolio, in addition to the release of initial margin collateral requirements for foreign currency exchange and commodity hedge contracts.

Daimler Tax Receivable

During the three months ended March 31, 2011, we received $374 million of reimbursements from Daimler related to payments previously made by us which had been applied by the Canada Revenue Agency and the Provincial Tax Authorities in relation to additional taxes assessed to Chrysler Canada for transfer pricing adjustments. No such reimbursements were received during the second and third quarters of 2011 and the nine months ended September 30, 2012. Refer to our 2011 Form 10-K for further discussion regarding the Canadian transfer pricing matter.

Defined Benefit Pension Plans and OPEB Plans —Contributions

During the nine months ended September 30, 2012, employer contributions to our funded pension plans amounted to $202 million. Employer contributions to our funded pension plans are expected to be $39 million for the remainder of 2012, all of which will be made to our Canadian plans to satisfy minimum funding requirements. Employer contributions to our unfunded pension and OPEB plans amounted to $8 million and $142 million, respectively, for the nine months ended September 30, 2012. Employer contributions to our unfunded pension and OPEB plans are expected to be $5 million and $52 million, respectively, for the remainder of 2012, which represent the expected benefit payments to participants.

In July 2012, a U.S. pension funding relief measure known as the “Moving Ahead for Progress in the 21st Century Act”, or MAP-21, was signed into law. The aim of MAP-21 is to ease employer funding obligations so that assets are available for capital improvements, workforce expansions and other economic growth stimuli. Under MAP-21, employers can calculate defined benefit pension plan liabilities for funding purposes using discount rates based on a 25-year average of interest rates, which has the effect of increasing discount rates and reducing minimum funding requirements. Previously, the discount rates used to calculate liabilities were solely based upon a two-year average of interest rates, which resulted in higher minimum funding requirements due to recent interest rates being low. As a result, expected discretionary employer contributions to our funded pension plans in the U.S. for the remainder of 2012 have decreased by approximately $180 million. The change in discount rates used to determine our minimum funding requirements did not impact the reported funded status of our U.S. plans.

Additionally, during the second half of 2012, Canadian pension regulators extended the filing deadline for actuarial valuation reports to February 28, 2013. Required contributions are due within sixty days following the filing deadline. As a result, expected employer contributions to our funded pension plans in Canada for the remainder of 2012 have decreased by approximately $200 million.

During the life of the plans, we intend to primarily utilize plan assets to fund benefit payments of our pension plans and minimize our cash contributions. OPEB payments are currently funded from our cash flows from operations.

In connection with our transaction with Old Carco LLC in June 2009, we acquired a $600 million receivable from Daimler to fund contributions to our U.S. pension plans. This receivable was payable to us in three equal annual installments. The third and final $200 million installment was received by us in June 2011 and was utilized to fund a portion of our contributions to our funded pension plans in June 2011.

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

Modified Operating Profit (Loss)

We measure Modified Operating Profit (Loss) to assess the performance of our core operations, establish operational goals and forecasts that are used to allocate resources, and evaluate our performance period over period. Modified Operating Profit (Loss) is computed starting with net income (loss), and then adjusting the amount to (i) add back income tax expense and exclude income tax benefits, (ii) add back net interest expense (excluding interest expense related to financing activities associated with the Gold Key Lease vehicle lease portfolio, (iii) add back (exclude) all pension, OPEB, and other employee benefit costs (gains) other than service costs, (iv) add back restructuring expense and exclude restructuring income, (v) add back other financial expense, (vi) add back losses and exclude gains due to cumulative change in accounting principles and (vii) add back certain other costs, charges and expenses, which include the charges factored into the calculation of Adjusted Net Income (Loss). We also use performance targets based on Modified Operating Profit (Loss) as a factor in our incentive compensation calculations for our represented and non-represented employees.

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

The reconciliation of net income (loss) to Adjusted Net Income, Modified Operating Profit and Modified EBITDA is set forth below (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$381	$212	$1,290	$(42)
Plus:
Loss on extinguishment of debt	—	—	—	551

Adjusted Net Income	381	212	1,290	509

Plus:
Income tax expense	56	47	194	148
Net interest expense	261	273	794	927
Net pension, OPEB and other employee benefit costs (gains) other than service costs	10	(44)	(32)	(132)
Restructuring (income) expenses, net	(6)	—	(54)	13
Other financial expense (income), net	4	(5)	9	2

Modified Operating Profit	706	483	2,201	1,467

Plus:
Depreciation and amortization expense	654	660	2,034	2,170
Less:
Depreciation and amortization expense for vehicles held for lease	(55)	(24)	(122)	(54)

Modified EBITDA	$1,305	$1,119	$4,113	$3,583

Gross and Net Industrial Debt

We compute Gross Industrial Debt as total financial liabilities less Gold Key Lease financing obligations. Gold Key Lease financing obligations were primarily satisfied out of collections from the related operating leases and proceeds from the sale of the related vehicles. As of June 2012, all Gold Key Lease financing obligations have been repaid.

We deduct our cash and cash equivalents from Gross Industrial Debt to compute Net Industrial Debt. We use Net Industrial Debt as a measure of our financial leverage and believe it is useful to others in evaluating our financial leverage.

The following is a reconciliation of financial liabilities to Gross and Net Industrial Debt (in millions of dollars):

	September 30, 2012	December 31, 2011
Financial liabilities (1)	$12,640	$12,574
Less: Gold Key Lease obligations	—	41

Gross Industrial Debt	$12,640	$12,533
Less: Cash and cash equivalents	11,947	9,601

Net Industrial Debt	$693	$2,932

(1)	Refer to Note 7, Financial Liabilities, of our accompanying condensed consolidated financial statements for additional information regarding our financial liabilities.

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

The following is a reconciliation of Net Cash Provided by (Used in) Operating and Investing Activities to Free Cash Flow (in millions of dollars):

	Nine Months Ended September 30,
	2012	2011
Net Cash Provided by Operating Activities	$5,477	$3,537
Net Cash Used in Investing Activities	(2,934)	(874)
Investing activities excluded from Free Cash Flow:
Change in loans and notes receivables	(1)	(4)
Proceeds from USDART	—	(96)
Financing activities included in Free Cash Flow:
Repayments of Gold Key Lease financing	(41)	(562)

Free Cash Flow	$2,501	$2,001

Ally Repurchase Obligation

In accordance with the terms of the Ally Auto Finance Operating Agreement, or Ally Agreement, we are required to repurchase Ally financed dealer inventory, upon certain triggering events and with certain exceptions, in the event of an actual or constructive termination of a dealer’s franchise agreement, including in certain circumstances when Ally forecloses on all assets of a dealer securing financing provided by Ally. These obligations exclude vehicles that have been damaged or altered, that are missing equipment or that have excessive mileage or an original invoice date that is more than one year prior to the repurchase date.

As of September 30, 2012, the maximum potential amount of future payments required to be made to Ally under this guarantee was approximately $7.3 billion and was based on the aggregate repurchase value of eligible vehicles financed by Ally in our U.S. and Canadian dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at September 30, 2012, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.

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

As of September 30, 2012, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $300 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at September 30, 2012, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.

Employees

The following summarizes the number of our hourly and salaried employees as of the dates noted below:

	September 30, 2012	December 31, 2011
Hourly	44,566	39,571
Salaried	18,315	16,116

Total	62,881	55,687

The increase in our total workforce during the nine months ended September 30, 2012, is primarily attributable to the hiring of manufacturing employees to support our current and anticipated production volumes, as well as additional engineering, research and development and other highly skilled employees to support our product development and other corporate activities.

In the U.S. and Canada combined, substantially all of our hourly employees and approximately one-quarter of our salaried employees were represented by unions under collective bargaining agreements, which represented approximately 64 percent of our worldwide workforce as of September 30, 2012. The UAW and the National Automobile, Aerospace, Transportation and General Workers Union of Canada, or CAW, represent substantially all of these represented employees in the U.S. and Canada, respectively.

On September 30, 2012, the CAW ratified a new four-year collective bargaining agreement. The provisions of this new agreement provide for a lump sum payment to eligible CAW employees in each of the four years. In addition, the agreement maintains the current wage rates through September 2016 for employees hired prior to September 24, 2012, or traditional employees, and starts employees hired on or after September 24, 2012 at a lower wage rate that can increase to the current maximum wage rate of traditional employees at the end of ten years. The new agreement expires in September 2016.

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board, or FASB, issued updated guidance on technical corrections and other revisions to various FASB codification topics. The guidance represents changes to clarify the codification, correct unintended application of the guidance or make minor improvements to the codification. The guidance also amends various codification topics to reflect the measurement and disclosure requirements of Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. Certain amendments in this guidance are effective for fiscal periods beginning after December 15, 2012, while the remainder of the amendments are effective immediately. We have adopted the guidance that was effective immediately and it did not have a material impact on our consolidated financial statements. We will adopt the remainder of the guidance effective January 1, 2013, and we do not anticipate that it will have a material impact on our consolidated financial statements.

In August 2012, the FASB issued updated guidance on technical corrections to SEC guidance in the U.S. GAAP hierarchy. The SEC guidance was updated to make it more consistent with U.S. GAAP issued by the FASB. The principal changes of the guidance involve revision or removal of accounting guidance references and other conforming changes to ensure consistent referencing throughout the SEC’s Staff Accounting Bulletins. This guidance is effective immediately and it did not have a material impact on our consolidated financial statements.

In July 2012, the FASB issued updated guidance on the annual testing of indefinite-lived intangible assets for impairment. The amendments allow an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If, based on its qualitative assessment, an entity concludes it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We have elected to early adopt the updated guidance as of October 1, 2012.

In May 2011, the FASB issued updated guidance to achieve common fair value measurement and disclosure requirements between International Financial Reporting Standards and U.S. GAAP. The amendments clarify the FASB’s intent about the application of existing requirements and provide for changes in measuring the fair value of financial instruments that are managed within a portfolio and the application of premiums or discounts. This guidance requires us to, among other things, expand existing disclosures for recurring Level 3 fair value measurements and for those assets and liabilities not measured at fair value on the balance sheet, but for which fair value is disclosed. This guidance was effective for fiscal periods beginning after December 15, 2011, and is to be applied prospectively. We adopted this guidance as of January 1, 2012, and it did not have a material impact on our consolidated financial statements.

Critical Accounting Estimates

The accompanying condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. For a discussion of our critical accounting estimates, refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Item 8 — Financial Statements and Supplementary Data — Note 2, Basis of Presentation and Significant Accounting Policies, included in our 2011 Form 10-K. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our exposure to financial market risks since December 31, 2011. Refer to Item 7A — Quantitative and Qualitative Disclosures about Market Risk in our 2011 Form 10-K for additional information.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHRYSLER GROUP LLC

Dated: November 13, 2012	By:	/s/ Richard K. Palmer
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