Form 10-K
period 2012-12-31
Chrysler Group LLC
filed 2013-03-07
CIK 1513153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

There is no public market for our equity securities. As of March 7, 2013, there were 1,632,654 Class A Membership Interests issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

2012 ANNUAL REPORT ON FORM 10-K

Unless otherwise specified, the terms “we,” “us,” “our,” “Chrysler Group” and the “Company” refer to Chrysler Group LLC and its consolidated subsidiaries, or any one or more of them, as the context may require. “Old Carco” refers to Old Carco LLC f/k/a Chrysler LLC and its consolidated subsidiaries, or any one or more of them, as the context may require. “Fiat” refers to Fiat S.p.A., a corporation organized under the laws of Italy, its consolidated subsidiaries (excluding Chrysler Group) and entities it jointly controls, or any one or more of them, as the context may require.

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

PRESENTATION OF RESULTS

As used in this report, all references to the Company, Chrysler Group and any results of operations (i) on and after June 10, 2009 refer only to Chrysler Group LLC and (ii) for the period from January 1, 2008 through June 9, 2009 refer only to Old Carco. Any full-year 2009 information contained in this report includes the combined results of Chrysler Group LLC and Old Carco LLC.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect our current views about future events. We use the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “will,” “intend,” “may,” “plan,” “project,” “should,” “could,” “seek,” “designed,” “potential,” “forecast,” “target,” “objective,” “goal,” or the negatives of such terms or other similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under Item 1A. Risk Factors and elsewhere in this report. These factors include, but are not limited to:

•	continued economic weakness, elevated unemployment levels and low consumer confidence, especially in North America, where we sell most of our vehicles;

•	the impact of sustained weak economic conditions in several European nations in which we plan to increase sales of Chrysler Group vehicles, and where Fiat, our alliance partner, is organized and derives significant revenues;

•	our ability to realize benefits from our industrial alliance with Fiat;

•	our ability to increase vehicle sales outside of North America;

•	our ability to regularly introduce new and significantly refreshed vehicles that appeal to consumers;

ii

•	our ability to execute new vehicle launches and keep pace with demand for certain of our vehicles and components without eroding our quality or incurring unanticipated costs;

•	increases in fuel prices that may adversely impact demand for certain of our best-selling, higher margin vehicles;

•	competitive pressures that may limit our ability to reduce sales incentives, achieve better pricing and grow our profitability;

•	the potential inability of our dealers and customers to obtain affordably priced financing on a timely basis due to our current lack of a captive finance company, and our upcoming transition to a new private-label financing provider;

•	our ability to control costs and implement cost reduction and productivity improvement initiatives;

•	disruption of production or delivery of new vehicles due to shortages of materials, including supply disruptions resulting from natural disasters, labor strikes or supplier insolvencies;

•	changes and fluctuations in the prices of raw materials, parts and components;

•	our ability to accurately forecast demand for our vehicles, especially in light of the lead time required to adjust our manufacturing capabilities;

•	our substantial indebtedness and limitations on our liquidity that may limit our ability to execute our business plan;

•	changes in currency exchange rates and interest rates;

•	changes in laws, regulations and government policies, particularly those relating to vehicle emissions, fuel economy and safety;

•	the impact of vehicle defects and/or product recalls; and

•	interruptions to our business operations caused by information technology systems failures arising from our transition to new, enterprise-wide software systems or from potential cyber security incidents.

If any of these risks and uncertainties materialize, or if the assumptions underlying any of our forward-looking statements prove incorrect, then our actual results, level of activity, performance or achievements may be materially different from those we express or imply by such statements. The risks described in Item 1A. Risk Factors of this report are not exhaustive. Other sections of this report describe additional factors that could adversely affect our business, financial condition or results of operations. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those implied by any forward-looking statements. In addition, any forward-looking statements are based on the assumption that the Company maintains its status as a partnership for U.S. federal and state income tax purposes and do not consider the impact of a potential conversion into a corporation. We do not intend, or assume any obligation, to update these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements referred to above and included elsewhere in this report.

iii

PART I

Item 1.	Business.

Chrysler Group Overview

Chrysler Group designs, engineers, manufactures, distributes and sells vehicles under the brand names Chrysler, Jeep, Dodge, and Ram. As part of our industrial alliance with Fiat, described below, we also manufacture Fiat vehicles in North America, which we distribute for ourselves throughout North America and sell to Fiat for distribution elsewhere in the world. Our product lineup includes passenger cars, utility vehicles, which include sport utility vehicles and crossover vehicles, minivans, pick-up trucks, and medium-duty trucks. In 2013, we plan to add commercial vans to our product lineup. We also sell automotive service parts and accessories under the Mopar brand name. Our products are sold in more than 120 countries around the world. The majority of our operations, employees, independent dealers and sales are in North America, primarily in the U.S. Approximately 10 percent of our vehicle sales in 2012 were outside North America, principally in Asia Pacific, South America and Europe.

In June 2009 and as part of the 363 Transaction described below, we entered into an alliance with Fiat pursuant to which Fiat became our principal industrial partner. The Fiat alliance provides us with a number of long-term benefits, including access to new vehicles, platforms and powertrain technologies, particularly with respect to smaller, more fuel-efficient vehicles, as well as commercial vehicles. The alliance also allows us to streamline global distribution of both companies’ products, and to realize procurement benefits in light of our combined purchasing volume.

Formation of Chrysler Group

Chrysler Group is a Delaware limited liability company. It was formed on April 28, 2009 to complete the transactions contemplated by the master transaction agreement dated April 30, 2009 under which Chrysler Group agreed to purchase the principal operating assets of Old Carco and its principal domestic subsidiaries, to assume certain of their liabilities, and to purchase the equity of Old Carco’s principal foreign subsidiaries. Old Carco and its principal domestic subsidiaries then filed for bankruptcy protection and sought approval under section 363 of the U.S. Bankruptcy Code for the transaction contemplated by the master transaction agreement, which we refer to as the 363 Transaction. As part of a larger effort to stabilize the automotive industry and the U.S. and Canadian economies in 2009, the U.S. and Canadian governments indicated their willingness to fund the 363 Transaction and to provide working capital to fund our operations following the 363 Transaction. We closed the 363 Transaction on June 10, 2009, and entered into credit agreements with the United States Department of the Treasury, or U.S. Treasury, and with Export Development Canada, or EDC.

As part of the 363 Transaction, we also entered into a master industrial agreement with Fiat, which has significantly accelerated our efforts to revitalize and reshape our product portfolio through the manufacture of fuel-efficient vehicles utilizing Fiat technology, and has helped us benefit from the managerial experience Fiat leaders gained during Fiat’s own industrial recovery. Refer to Item 13. Certain Relationships and Related Transactions, and Director Independence —Transactions with Fiat, for additional information related to our alliance with Fiat.

In connection with the closing of the 363 Transaction, we issued membership interests to the United Auto Workers’ Retiree Medical Benefits Trust, or the VEBA Trust, Fiat, U.S. Treasury, and Canada CH Investment Corporation, a wholly-owned subsidiary of the Canada Development Investment Corporation, a Canadian federal Crown corporation, or Canadian Government, in exchange for capital contributions and in consideration of the transactions contemplated by the master transaction agreement. The VEBA Trust was established to provide for postretirement health care benefits under an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, or the UAW. We refer in this report to the economic and voting rights associated with our membership interests as ownership interests. As a result of a series of transactions during 2011 and early 2012 that were contemplated in our governance documents and certain other agreements, our continuing members are now Fiat, which holds a 58.5 percent ownership interest in us, and the VEBA Trust, which holds the remaining 41.5 percent ownership interest in us. Fiat has since exercised its call option right to increase its ownership in us by 6.6 percent, but those transactions have yet to be completed. See Item 10. Directors, Executive Officers and Corporate Governance —Corporate Governance —Transfer of Membership Interests.

Old Carco is treated as our predecessor for financial reporting purposes. For that reason, this report includes financial information for Old Carco for periods prior to June 10, 2009.

Our 2010-2014 Business Plan

We have continued to progress against the business plan and related performance targets we announced on November 4, 2009 for the 2010 through 2014 period, or the 2010-2014 Business Plan. We have implemented a number of the initiatives highlighted in the business plan that were designed to bring significant changes to our business, including investing in our brands and new product development, leveraging our alliance with Fiat, improving supply chain management, optimizing our dealer network and building a workforce culture of high performance. Our business plan includes targets for vehicle sales and market share growth, profitability improvements and increased liquidity.

Specifically, we have focused on implementing our business plan by:

•	rejuvenating our product lineup with the launch of more than 20 new or significantly refreshed vehicles since our formation in mid-2009, each of which possesses individualized characteristics that are more closely aligned with our newly refined brands;

•	collaborating with Fiat on common platform architectures and technologies in order to produce desirable vehicles with improved quality and fuel economy at a lower overall cost, such as the Dodge Dart that we launched for retail sale in 2012 and the all-new Fiat 500L and Jeep Cherokee that we are preparing to launch in 2013;

•	introducing innovative, industry-leading technology such as the 8-speed transmission, which, when equipped with our award-winning Pentastar V-6 engine, improves performance and affords best-in-class highway fuel economy for our new Ram 1500, Chrysler 300 and Dodge Charger;

•	optimizing the global distribution of both Chrysler Group and Fiat vehicles by transitioning our sales and distribution operations within Europe to Fiat, by taking the final steps to rationalize our U.S. dealer network, and by initiating other opportunities to combine aspects of our respective sales channels;

•	systemizing and improving our procurement, manufacturing, quality and supply chain functions; and

•	continuing to refine our management organization to speed decision-making and to capitalize on the benefits of the Fiat alliance.

In addition, we have improved the availability of competitive financing sources to our dealers and retail customers. We began on that path when we partnered with Ally Financial Inc., or Ally, in 2009. We plan to expand and improve upon our offerings to dealers and consumers beginning in May 2013, with the launch of Chrysler Capital, the brand name under which financing will be provided pursuant to a private-label agreement with Santander Consumer USA, Inc., or SCUSA. We will also maintain the supplemental sources of financing we have established with other providers. The results of these and other actions taken in connection with our business plan are described more fully under Item 1. Business —Dealer and Customer Financing.

Alliance with Fiat

Fiat is the parent company of one of Italy’s largest industrial groups and one of the early founders of the European automotive industry. It is a publicly traded company, the shares of which are listed on the Borsa Italiana and several other European stock exchanges. Fiat has historically operated a wide range of businesses in the automotive, industrial and finance sectors. Following a corporate demerger transaction that became effective on January 1, 2011, Fiat’s primary business is the design, engineering, manufacture and sale of automobiles and automobile-related components and production systems through its subsidiaries: Fiat Group Automobiles, Ferrari, Maserati, Magneti Marelli, Teksid, Comau and Fiat Powertrain Technologies. Fiat vehicles are sold primarily in Europe and South America, particularly Brazil.

Under the master industrial agreement and related ancillary agreements, Chrysler Group and Fiat have formed an industrial alliance under which the parties are collaborating on a number of fronts, including product/platform sharing and development, global distribution, procurement, information technology infrastructure, management services and process improvement. Collaborative initiatives between us and Fiat include:

•	Product and Platform Sharing —We are benefiting from Fiat’s products and expertise in mini, small and compact (A-, B- and C-segment) vehicle markets, as well as commercial vans, while Fiat is using our products and expertise in the mid- to large-size car and truck (D-, E- and F-segment) vehicle markets. Similarly, we are co-developing and sharing platforms with Fiat to save on the cost of development and parts, to improve our quality and time to market, and to simplify our manufacturing processes. In 2012, we launched the Dodge Dart, the first vehicle based upon the compact U.S. wide, or CUSW, platform we co-developed with Fiat.

•	Shared Technology —Through the Fiat alliance, we have introduced certain Fiat automotive technologies into our products, such as Fiat’s Fully Integrated Robotised Engine, or FIRE, that incorporates Fiat’s fuel-saving MultiAir technology. Such access has permitted us to save on the significant investment of capital and time to develop such technology on our own, and minimizes the risk that the newly-implemented technology may not be effective. We currently plan to launch a version of the Dodge Dart that incorporates the next generation Fiat technology, MultiAir II. We anticipate using Fiat’s diesel engines and related technology in 2013 for the Jeep Grand Cherokee and new Ram 1500 in North America, while Fiat has the opportunity to use our Pentastar V-6 engine for its larger vehicles.

•	Global Distribution —We have broadened our opportunities to sell vehicles and service parts outside of North America through Fiat’s longstanding presence and established distribution networks in Europe and South America. At the same time, our extensive manufacturing, distribution, and logistics capabilities in North America are providing us the opportunity to generate additional revenues as a distributor and contract manufacturer for Fiat and a distributor of Alfa Romeo brand vehicles and service parts in Mexico.

•	Procurement —We have established joint purchasing programs with Fiat that are designed to yield short- and long-term savings and efficiencies, primarily through negotiations with common suppliers, as well as the use of shared parts and components.

•	World Class Manufacturing —We have introduced Fiat’s World Class Manufacturing, or WCM, into all of our assembly, powertrain and stamping facilities. WCM targets the elimination of waste of all types, and ultimately enhances efficiency, productivity and safety. In 2012, four of our plants received bronze-level WCM certification, and we are now beginning to introduce WCM principles in our suppliers’ operations.

•	Information and Communication Technology —We are continuing to align our information and communication technology systems and related business processes with Fiat’s systems and processes throughout our industrial, commercial and corporate administrative functions in order to facilitate our collaboration with Fiat, and to support our drive toward common global systems. As part of this alignment, we are adopting and implementing upgraded engineering software tools, finance and procurement systems currently in use at Fiat, which we believe mitigates some of the risks typically encountered in implementing new information technology systems.

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

In addition, as indicated above, our Chief Executive Officer also serves as Chief Executive Officer of Fiat. We believe that this dual role facilitates the alliance partners’ ability to coordinate their respective product and brand development plans and utilize their respective manufacturing capacity and capital resources more efficiently. For the same reasons, our Chief Financial Officer now serves as the Chief Financial Officer of Fiat. Nevertheless, these dual roles could give rise to potential conflicts of interest under our industrial alliance. While Mr. Marchionne receives compensation as a Company director, he does not receive any salary compensation from us for serving as our Chief Executive Officer, Chief Operating Officer and President. For a discussion of potential conflicts of interest under the Fiat alliance, see Item 1A. Risk Factors —Notwithstanding our close industrial alliance, Fiat’s significant control over our management, operations and corporate decisions may result in conflicts of interest.

Our limited liability company operating agreement, as amended through the date hereof, or our LLC Operating Agreement, includes a number of provisions that provide governance protections to minimize the risks to us from potential conflicts with Fiat. It requires that all related party transactions with Fiat or its affiliates be reviewed to ensure the reasonableness of commercial terms, and that any agreement in excess of a designated threshold be approved by a majority of the disinterested members of our Board of Directors, or Board. It also requires our Board to include a minimum of three directors who meet the requirements for independence under the listing rules of the New York Stock Exchange. For a description of these provisions, see Item 10. Directors, Executive Officers and Corporate Governance —Corporate Governance —Management of the Company —Fiat Rights, Item 13. Certain Relationships and Related Transactions, and Director Independence —Transactions with Fiat and Item 13. Certain Relationships and Related Transactions, and Director Independence —Director Independence.

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

As we acknowledged in our 2010-2014 Business Plan, our success rests largely on better balancing our portfolio to appeal to a broader, more global audience. We took significant steps to address our offerings in 2010 and 2011, when, over an eighteen-month period, we successfully re-designed and launched 16 vehicles with improved content and performance at a greater value. Among those launches was the new and widely acclaimed Jeep Grand Cherokee, which we then leveraged to develop and launch the three-row Dodge Durango to better accommodate families. We also expanded our reach to include smaller vehicles with the manufacture and sale of the eco-friendly Fiat 500.

In 2012, we continued to augment our smaller vehicle offerings with the launch of our first C-sedan, the all-new, fuel-efficient Dodge Dart. The Dodge Dart is the first vehicle to utilize the CUSW platform that we co-developed with Fiat. The Dart also incorporates several Fiat and Chrysler Group fuel-saving technologies. See —Research, Development and Intellectual Property, below. Also in 2012, we launched the new Ram 1500 pick-up truck, the most fuel-efficient truck in its class, featuring an 8-speed transmission and our newly launched telematics system. The new Ram 1500 received the Motor Trend “Truck of the Year” designation and was also selected as the North American International Auto Show “Truck/Utility of the Year.” We broadened the reach of the Fiat brand in North America with the launch of an Abarth version of the Fiat 500, as well as the production launch of a fully electrified version of the Fiat 500, driven by a powertrain based on our electrification technology. Finally, we re-opened our Conner Street assembly plant in Detroit, Michigan to begin production of the all-new SRT Viper.

In 2013, we plan to launch the all-new Jeep Cherokee based on the new jointly-developed CUSW platform. Further expanding our breadth, we plan to launch the new ProMaster commercial van as part of our Ram lineup. The van, based upon the Fiat Ducato, will be built in a new plant in Saltillo, Mexico. We also plan to introduce the all-new Fiat 500L, a B-segment multi-purpose vehicle, or MPV, and we plan to perform mid-cycle upgrades of the Jeep Grand Cherokee and our heavy-duty Ram trucks. By the end of 2014, we expect that a substantial portion of our lineup would consist of vehicles based on new platform architectures, many of which would be platforms derived from Fiat-based architectures.

Partnering with Fiat, in 2013, we plan to sell diesel versions of the Jeep Grand Cherokee and new Ram 1500 that utilize Fiat engine technology in the U.S. and Canada. We had already utilized this technology to develop a diesel version of the Jeep Wrangler for retail sale in Europe.

In addition, we are producing Lancia versions of certain Chrysler-brand vehicles for Fiat to sell in Europe, and Fiat is selling a version of our Dodge Journey as a Fiat Freemont in several markets outside North America. In 2014, we expect to participate in an arrangement with Fiat to build a Jeep vehicle in China to be sold only in China.

Brands

We believe that we can continue to increase our vehicle sales, and reduce our reliance on sales incentives to dealers and retail customers, by building the value of our Chrysler, Jeep, Dodge and Ram brands, as well as the SRT performance vehicle designation, all of which have a strong heritage and wide recognition among consumers. We are also building our momentum in North America with respect to the Fiat brand, which enjoys similar recognition in other parts of the world.

Continuing our multi-year campaign to clearly define each of our brands’ identities, we have launched several advertising campaigns that have received industry accolades. We are also building value by introducing new vehicles with individualized characteristics that are more closely aligned with each of our brands’ unique identity. In 2012, we focused heavily on the globalization of the Jeep brand through advertising and sponsorships. Jeep world-wide sales set an all-time record in 2012 of 702,000 vehicles, with significant growth outside of North America. We also developed significant campaigns to support the launch of the all-new Dodge Dart and Ram 1500, and we strengthened the SRT designation with the launch of the widely-acclaimed SRT Viper.

Mopar

We sell Mopar-branded accessories and collision, repair, maintenance and performance parts for our vehicles primarily to our dealers and distributors. Through our dealer network, we also sell Mopar service contracts to retail customers for extended vehicle maintenance and repair. We are currently in the process of expanding our service contracts business throughout the world, for ourselves and for Fiat, under the Mopar Vehicle Protection name. We believe that our customers’ future vehicle buying decisions are significantly influenced by their experience with post-sale service, replacement parts and accessories. We market Mopar as a standalone brand to increase the use of our products by, and improve the experience of, car enthusiasts and service providers who purchase replacement service parts and vehicle accessories. In 2012, the Mopar brand marked its 75th anniversary, and we broadened our traditional marketing of Mopar via special event sponsorships, branded accessories and special edition vehicles to also include more extensive use of digital and social media. We are also continuously improving the capabilities of www.mopar.com, which offers on-line shopping for Mopar service parts and accessories. In 2012, we experienced a 58 percent increase in unique visitors to the site over 2011.

Together with Fiat, we continue to employ Mopar’s operational capabilities on a global basis to ensure the coordinated development and sale of common parts, diagnostic equipment and service tools. Mopar currently oversees 50 parts distribution centers which support both Chrysler Group and Fiat operations, 20 of which are located in North America. As our utilization of common platforms and sales of shared vehicles grows, Fiat plans to continue to leverage the Mopar brand to support its operations.

In the U.S., we have continued to build upon our initiative to improve our customer care experience at our dealers and to enhance revenue opportunities. In 2010, we had asked our U.S. dealers to extend their service hours to include Saturday and evening hours, and to market express oil change or other quick services using Mopar supplies. Approximately 80 percent of our U.S. dealers now offer Saturday service hours, and more than 35 percent provide an “express lane” or other quick service program. To support this effort, we now offer Saturday parts ordering and delivery services, and dealer technical support. Dealers in our network have also hired several hundred additional service and technical advisors to support the vehicle maintenance and repair services of our dealers and other aftermarket service providers. Finally, in 2012, we launched the wiADVISOR, a tablet-based service reception tool for our dealers. To date, more than 800 dealers in our network have adopted this technology in their service centers.

Vehicle Sales

The U.S. economy continues to gradually recover from the recession that began in late 2007 and became increasingly severe with the global credit crisis in 2008 and 2009. The weaker economic conditions led to a substantial industry-wide decline in vehicle sales in the U.S., which fell from 13.5 million vehicles in 2008 to 10.6 million vehicles in 2009. The impact of this downturn on our market share was particularly pronounced and sustained, partly as a result of constraints on Old Carco’s ability to make investments in the development of new and/or significantly refreshed vehicles. In addition, Old Carco’s vehicle sales were adversely affected by increased fuel prices beginning in 2008 due to the predominance of larger, less fuel-efficient vehicles in its product portfolio.

Subsequent to the 363 Transaction, we have taken a number of product development and improvement actions, as described under the captions —Products, above, and —Research, Development and Intellectual Property, below.

The following summarizes our new vehicle sales by geographic market for the years presented. Vehicles manufactured by Chrysler Group for other companies, including Fiat, are excluded from our new vehicle sales.

	Years Ended December 31,
	2012 (1)(2)			2011 (1)(2)			2010 (1)(2)			2009 (1)(2)(3)			2008 (1)(2)
	Chrysler Group	Industry	Percentage of Industry (4)	Chrysler Group	Industry	Percentage of Industry (4)	Chrysler Group	Industry	Percentage of Industry (4)	Chrysler Group and Old Carco	Industry	Percentage of Industry (4)	Old Carco	Industry	Percentage of Industry (4)
							(vehicles in thousands)
U. S.	1,652	14,786	11.2%	1,369	13,041	10.5%	1,085	11,770	9.2%	931	10,603	8.8%	1,453	13,497	10.8%
Canada	244	1,714	14.2%	231	1,618	14.3%	205	1,581	13.0%	163	1,481	11.0%	223	1,672	13.3%
Mexico	88	1,024	8.6%	82	937	8.8%	79	846	9.3%	83	776	10.6%	116	1,069	10.9%

Total North America	1,984	17,524	11.3%	1,682	15,596	10.8%	1,369	14,197	9.6%	1,177	12,860	9.2%	1,792	16,238	11.0%
Rest of World	210	62,449	<1.0%	173	60,018	<1.0%	147	57,697	<1.0%	141	51,044	<1.0%	215	50,139	<1.0%

Total Worldwide	2,194	79,973	2.7%	1,855	75,614	2.5%	1,516	71,894	2.1%	1,318	63,904	2.1%	2,007	66,377	3.0%

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.
(2)	The Company’s estimated industry and market share data presented are based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight, Ward’s Automotive, Urban Science and Experian.
(3)	For 2009, we have combined the vehicles sales of Old Carco and Chrysler Group. Vehicle sales in the U.S. were 426 thousand from January 1, 2009 to June 9, 2009 and 505 thousand from June 10, 2009 to December 31, 2009. Vehicle sales in Canada were 71 thousand from January 1, 2009 to June 9, 2009 and 92 thousand from June 10, 2009 to December 31, 2009. Vehicle sales in Mexico were 34 thousand from January 1, 2009 to June 9, 2009 and 49 thousand from June 10, 2009 to December 31, 2009. The balance of the international sales was 62 thousand from January 1, 2009 to June 9, 2009 and 79 thousand from June 10, 2009 to December 31, 2009.
(4)	Percentages are calculated based on the unrounded vehicle sales volume for Chrysler Group, Old Carco and the industry.

See Note 19, Geographic Information, of our accompanying audited consolidated financial statements for information about our net revenues and long-lived assets by geographic area.

The following summarizes the total U.S. industry sales of new motor vehicles of domestic and foreign models and our relative competitive position for the years presented. Vehicles manufactured by Chrysler Group for other companies, including Fiat, are excluded from our new vehicle sales.

	Years Ended December 31,
	2012 (1)(2)			2011 (1)(2)			2010 (1)(2)			2009 (1)(2)(3)			2008 (1)(2)
	Chrysler Group	Industry	Percentage of Industry (4)	Chrysler Group	Industry(5)	Percentage of Industry (4)	Chrysler Group	Industry(5)	Percentage of Industry (4)	Chrysler Group and Old Carco	Industry(5)	Percentage of Industry (4)	Old Carco	Industry(5)	Percentage of Industry (4)
							(vehicles in thousands)
Cars
Small	72	2,763	2.6%	52	2,263	2.3%	45	1,988	2.3%	36	1,978	1.8%	84	2,365	3.6%
Mid-size	210	2,722	7.7%	143	2,272	6.3%	82	2,082	4.0%	61	1,962	3.1%	106	2,417	4.4%
Full-size	153	877	17.5%	106	850	12.5%	113	892	12.6%	99	808	12.3%	167	1,141	14.6%
Sport	63	672	9.4%	53	554	9.6%	44	555	8.0%	32	564	5.7%	49	783	6.3%

Total Cars	498	7,034	7.1%	354	5,939	6.0%	284	5,517	5.2%	228	5,312	4.3%	406	6,706	6.1%
Minivans	253	598	42.3%	206	500	41.0%	216	476	45.3%	175	434	40.4%	242	614	39.5%
Utility Vehicles	600	4,618	13.0%	552	4,252	13.0%	372	3,738	10.0%	333	3,102	10.7%	518	3,663	14.1%
Pick-up Trucks	278	1,889	14.7%	244	1,774	13.8%	207	1,602	12.9%	184	1,383	13.3%	267	1,959	13.6%
Van & Medium- Duty Trucks	23	647	3.6%	13	576	2.3%	6	437	1.3%	11	372	3.1%	20	555	3.6%

Total Vehicles	1,652	14,786	11.2%	1,369	13,041	10.5%	1,085	11,770	9.2%	931	10,603	8.8%	1,453	13,497	10.8%

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.
(2)	The Company’s estimated industry and market share data presented are based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight, Ward’s Automotive, Urban Science and Experian.
(3)	For 2009, we have combined the vehicle sales of Old Carco and Chrysler Group.
(4)	Percentages are calculated based on the unrounded vehicle sales volumes for Chrysler Group, Old Carco and the industry.
(5)	During 2012, certain industry segment classifications were modified. We have reclassified all prior periods presented to conform to the 2012 classifications.

Fleet Sales and Deliveries

Our vehicle sales and market share data presented above includes fleet sales, as well as sales by our dealers to retail customers. Fleet sales consist of sales to rental car companies, commercial fleet customers, leasing companies and government entities.

The following summarizes our U.S. fleet sales and the number of those sales as a percentage of our total annual U.S. vehicle sales:

	Years Ended December 31,
	2012 (1)	2011(1)	2010 (1)	2009 (1)(2)	2008 (1)(2)
	(vehicles in thousands)
Rental Car Companies	324	295	317	171	315
Other Fleet Customers	105	83	75	70	124

Total U.S. Fleet	429	378	392	241	439

Percentage of Total U.S. Vehicle Sales (3)	26.0%	27.6%	36.1%	25.9%	30.2%

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.
(2)	Chrysler Group began operations on June 10, 2009. The data reflects fleet sales of Old Carco for 2008 and combined fleet sales of Old Carco and Chrysler Group for 2009.
(3)	Percentages are calculated based on the unrounded vehicle sales volume for Chrysler Group and Old Carco.

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

In recent years, our fleet customers, particularly our commercial and government fleet customers, have tended to order smaller, more fuel-efficient vehicles. Since 2008, large passenger cars and large utility vehicles have increasingly been replaced by lower margin sales of small passenger cars and small utility vehicles.

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

Historically, U.S. manufacturers relied heavily upon dealer, retail and fleet incentives, including cash rebates, option package discounts, guaranteed depreciation programs, and subsidized or subvented, financing or leasing programs to compete for vehicle sales. Although we will continue to use such incentives to market particular models in particular geographic regions during specific time periods, we now focus more of our efforts on improving vehicle sales primarily by building brand value, balancing our product portfolio, and improving the content, quality and performance of our vehicles. See —Products and —Brands, above, for information about our initiatives in those areas and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Trends, Uncertainties and Opportunities —Pricing for additional information related to incentives.

Our ability to increase or maintain vehicle prices and reduce reliance on incentives is limited by intense price competition resulting from the wide variety of available competitive vehicles in each segment of the new car market and global overcapacity in the automotive industry. At the same time, we will not be able to gain a competitive advantage by lowering prices as a means to increase vehicle sales without adversely affecting our profitability, since our ability to reduce costs is limited by commodity market prices, contract terms with suppliers, evolving regulatory requirements and collective bargaining agreements that limit our ability to reduce labor expenses in the short term.

The following provides new vehicle U.S. market share information for Chrysler Group and its principal competitors:

	Years Ended December 31, (1)
	2012	2011	2010	2009	2008
Chrysler Group (2)	11.2%	10.5%	9.2%	8.8%	10.8%
GM	17.6%	19.2%	18.8%	19.6%	21.9%
Ford	15.2%	16.5%	16.4%	15.3%	14.2%
Toyota	14.1%	12.6%	15.0%	16.7%	16.4%
Honda	9.6%	8.8%	10.5%	10.9%	10.6%
Hyundai/Kia	8.6%	8.7%	7.6%	6.9%	5.0%
Nissan	7.7%	8.0%	7.7%	7.3%	7.0%
Other	16.0%	15.7%	14.8%	14.5%	14.1%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	The Company’s estimated market share data is presented based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight, Ward’s Automotive, Urban Science and Experian.
(2)	Chrysler Group began operations on June 10, 2009. The data reflects market share of Old Carco for 2008 and combined market share of Old Carco and Chrysler Group for 2009.

Distribution

Our products are sold in more than 120 countries around the world. We sell our products to dealers and distributors for sale to retail customers and fleet customers. Sales of vehicles, service parts and accessories outside North America are primarily to wholly-owned, affiliated, or independent distributors and dealers.

In June 2011, Fiat became the general distributor of our vehicles and service parts in Europe, selling our products through a network of newly appointed dealers. Fiat is also distributing our vehicles, as well as selling vehicles that we manufacture for Fiat, through its well-established network in South America, particularly Brazil.

The following summarizes the number of independent dealer entities in our dealer network:

	As of December 31,
	2012	2011	2010	2009	2008 (6)
U.S. (1)(2)	2,570	2,474	2,311	2,352	3,298
Canada (3)	437	434	433	434	453
Mexico (4)	149	136	132	115	117
Rest of World (5)	883	773	1,411	1,532	1,594

Total Worldwide	4,039	3,817	4,287	4,433	5,462

(1)	The reduction in the number of U.S. dealers in 2009 reflects Old Carco’s termination of 789 dealers in its bankruptcy proceeding, to optimize the dealer network prior to its assumption by Chrysler Group. For further discussion regarding efforts to optimize the dealer network, see Item 7 —Management’s Discussion and Analysis of Financial Condition and Results of Operations —Progress on our Strategic Business Plan in 2012 —Optimizing our U.S. Dealer Network.
(2)	The number of dealers in the U.S. as of December 31, 2012 and 2011 includes 200 and 138, respectively, Fiat brand dealers, of which 175 and 123, respectively, were also Chrysler, Jeep, Dodge and Ram brand dealers. The number of dealers in the U.S. as of December 31, 2011 has been restated to conform to the current year presentation and includes the total number of Fiat dealers.
(3)	The number of dealers in Canada as of December 31, 2012 and 2011 includes 77 and 62, respectively, Fiat brand dealers, of which 76 and 62, respectively, were also Chrysler, Jeep, Dodge and Ram brand dealers.
(4)	As of December 31, 2012, 2011 and 2010, the number of dealers in Mexico includes 31, 22 and 21 Fiat brand dealers, respectively, and 8, 3 and zero Alfa Romeo brand dealers. The numbers of dealers in Mexico as of December 31, 2011 and 2010 have been restated to conform to the current year presentation and include the total number of Fiat and Alfa Romeo dealers.
(5)	The increase in the number of Rest of World dealers in 2012 as compared to 2011 is primarily attributable to our continuing efforts to engage in emerging market opportunities, particularly in Asia Pacific and South America. The decrease in the number of Rest of World dealers in 2011 as compared to 2010 is primarily attributable to our appointment in June 2011 of Fiat as our general distributor for select countries in Europe.
(6)	Chrysler Group began operations on June 10, 2009. The data above includes Old Carco information for 2008.

We are the exclusive distributor of Fiat and Fiat Professional (light commercial) vehicles in Mexico, and we are also the exclusive distributor of Fiat brand vehicles and service parts in North America. In 2010, we began selecting dealers for the sale of Fiat brand vehicles and service parts in the U.S. and Canada. We chose the metropolitan areas for these dealers based on current small-car registration levels and the anticipated growth in the local small-car market over the next five years. We also reintroduced Alfa Romeo brand vehicles and service parts in Mexico in 2011, and plan to reintroduce the brand in the U.S. and Canada as well.

In January 2012, we began distributing vehicles for Fiat in Russia. In addition, we are continuing to work with Fiat to engage in additional opportunities for the production, distribution and sales of vehicles and service parts in Russia and other emerging markets, such as China. See —Chrysler Group Overview —Alliance with Fiat —Global Distribution above for additional information. In 2012, we also began selling vehicles for Fiat in Australia, Japan and New Zealand and, in 2013, in South Korea. Fiat is now selling our vehicles in Morocco and Turkey.

Dealer and Customer Financing

Because our dealers and retail customers finance the purchase of a significant percentage of the vehicles we sell, the availability and cost of financing is one of the most significant factors affecting our vehicle sales volumes. Dealers use wholesale financing arrangements to purchase vehicles from us to maintain vehicle inventory levels adequate to drive retail vehicle sales. Retail customers use a variety of financing and lease programs, including programs in which we offer financial subsidy incentives, capitalized cost reductions or special terms through a financial services company, to acquire new vehicles from our dealers. Historically, like most large automakers, Old Carco relied on an affiliated finance company to provide most of this financing. Following the 363 Transaction, we do not have a captive finance company and instead rely upon strategic relationships developed with independent financial service providers, principally Ally to date, to provide critical financing and support for our dealers and retail customers, as described below.

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

Pursuant to the Ally Agreement, Ally is required to consider applications for financing made by our dealers and retail customers in accordance with its usual and customary standards, and to make lending decisions in accordance with its business judgment. As a customer incentive, we subsidize interest rates or cash payments at the inception of a financing arrangement, a practice known as “subvention.” Ally provides consumer and dealer financing to other manufacturers and our dealers and retail customers obtain financing, including some subvented financing, from other financing sources. Under the agreement, however, we must first offer all subvention programs to Ally, and we are required to ensure that Ally finances a specified minimum percentage of the vehicles we sell in North America under rate subvention programs in which it elects to participate. Under the Ally Agreement, we are required to repurchase Ally-financed dealer inventory upon certain triggering events and with certain exceptions, in the event of an actual or constructive termination of a dealer’s franchise agreement, including, in certain circumstances, when Ally forecloses on all assets of a dealer securing financing provided by Ally. These obligations exclude vehicles that have been damaged or altered, that are missing equipment or that have excessive mileage or an original invoice date that is more than one year prior to the repurchase date. As of December 31, 2012, the maximum potential amount of future payments required to be made to Ally under this guarantee is approximately $8.1 billion and was based on the aggregate repurchase value of eligible vehicles financed by Ally in our U.S. and Canadian dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at December 31, 2012, which considers both the likelihood that the triggering events will occur and the estimated payments that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. These estimates are based on historical experience.

In an effort to expand the financing options for our U.S. retail customers, in 2010, we also entered into subvention agreements with SCUSA, an affiliate of Banco Santander, for loans to sub-prime retail customers, and with US Bank, N.A. for lease financing. In 2011, we entered into an additional subvention agreement with Chase Bank, N.A. These supplemental programs are important sources of financing for some of our retail customers. Additionally, Chrysler Canada Inc., or Chrysler Canada, and Chrysler de Mexico S.A. de C.V., or Chrysler de Mexico, have arrangements with a number of financial institutions to provide a variety of retail financing programs.

As of December 31, 2012, Ally was providing wholesale financing to approximately 60 percent of our dealers in the U.S. For the year ended December 31, 2012, we estimate that approximately 80 percent of the vehicles purchased by our U.S. retail customers were financed or leased through our dealer network, of which approximately 15 percent were financed or leased through subvented programs with Ally and other lenders.

In April 2012, we notified Ally that we would not renew the Ally Agreement following expiration of its initial term on April 30, 2013. This notice was given in light of the Ally Agreement’s requirement of 12 months’ prior notice. Notwithstanding the termination of the Ally Agreement, we anticipate that Ally will continue as a source of funding for our dealers and retail consumers given the relationships Ally has developed since the time of the 363 Transaction. Following our decision not to renew the Ally Agreement at the expiration of its initial term, we began discussions regarding alternatives for optimizing the financial products and services available to meet the needs of our dealers and customers in the U.S. On February 6, 2013, we entered into a Master Private Label Financing Agreement with SCUSA, or the SCUSA Agreement.

Under the SCUSA Agreement, SCUSA will provide a full range of wholesale and retail financing services to our dealers and consumers under the Chrysler Capital brand name. The financing services will include credit lines to finance our dealers’ acquisition of vehicles and other products we sell or distribute, retail loans and leases to finance consumer acquisitions of new and used vehicles at our dealerships, financing for commercial and fleet customers and ancillary services. In addition, Chrysler Capital will offer dealers construction loans, real estate mortgage loans, working capital loans and revolving lines of credit. In providing these credit services, SCUSA will provide full and fair consideration of all credit applications from dealers and retail consumers applying credit standards consistent with its general practices and lending standards.

The new financing service is scheduled to launch May 1, 2013 and SCUSA has agreed to specific transition milestones for the initial year following launch. SCUSA has also agreed to use its best efforts to facilitate a smooth transition from our current arrangements under the Ally Agreement to the financing services to be provided under the SCUSA Agreement. If the transition milestones are met, the SCUSA Agreement will have a ten-year term, subject to early termination in certain circumstances, including the failure by a party to comply with certain of its ongoing obligations under the SCUSA Agreement. SCUSA will establish a separate business unit dedicated to providing the services under the SCUSA Agreement.

Under the SCUSA Agreement, we have provided SCUSA with certain rights, including a license to use those of our brand names we designate, as well as limited exclusivity to participate in specified minimum percentages of certain of our retail financing rate subvention programs. SCUSA’s exclusivity rights are subject to SCUSA maintaining price competitiveness based on market benchmark rates to be determined through a steering committee process as well as minimum approval rates.

SCUSA has committed to provide us with consideration in the form of a nonrefundable upfront payment and to certain revenue sharing arrangements. The SCUSA Agreement also includes several commitments from SCUSA with respect to available funding, approval and penetration rates, price competitiveness and certain exclusivity rights. SCUSA will bear the risk of loss on loans contemplated by the SCUSA Agreement and the parties will share in any residual gains and losses in respect of consumer leases, subject to specific provisions including limitations on our participation in gains and losses contained in the SCUSA Agreement. SCUSA has also committed to consider future revenue sharing opportunities.

As part of the SCUSA relationship, we may in the future acquire an equity participation in an operating entity that would be formed to continue to provide the financing services contemplated by the SCUSA Agreement. The cost of our investment would be determined based on the operations that both parties agree would be contributed to the new operating entity and the resulting value.

Finally, as part of the Fiat alliance, we entered into agreements with financial services affiliates of Fiat for the provision of financing to our dealers and customers in China, Argentina and Brazil.

Research, Development and Intellectual Property

We engage in research and development for new vehicles and technology to improve the performance, safety, fuel efficiency, reliability and customer perception of our vehicles. As of December 31, 2012, we employed over 5,000 engineers. Our engineers support our product development efforts and have expertise in a number of disciplines, including mechanical, electrical, materials, computer science and chemical engineering. We also provide several internal programs through which a portion of our engineers receive cross-training in various technical and business functions.

We typically conduct consumer research during the early stages of new product development initiatives in order to identify key features and vehicle attributes desired by consumers. Although a substantial portion of our research and development work is done in support of specific new vehicles that are in development, we also engage in research and development of new technologies outside of our regular product development cycles that, if successful, can be applied in new products. As is typical in the automotive industry, we often collaborate with our suppliers, government agencies and higher educational institutions on research and development.

Our research and development spending is used for a number of activities that support development of new and existing vehicles and powertrain technologies, including the building of three-dimensional models, virtual simulations, prototype building and testing (including with respect to the integration of safety and powertrain technologies) and assembly of pre-production pilot models.

As provided in our business plan, we have significantly expanded our investment in research and development activities and prioritized development of vehicles with greater fuel efficiency and reduced emissions. These efforts culminated most recently in the launch of the new Ram 1500, the first full-size pick-up to achieve a U.S. Environmental Protection Agency, or EPA, -rated fuel economy of 25 miles per gallon on the highway. It also led to the development of the all-new Dodge Dart, a small fuel-efficient vehicle with an EPA-rated fuel economy of up to 41 miles per gallon highway.

The following summarizes our research and development expenses (in millions of dollars):

	Years Ended December 31,
	2012	2011	2010
Research and development expenses, net	$2,324	$1,674	$1,500

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

Vehicle Energy Use

Our research in vehicle energy use examines ways to optimize vehicle weight, aerodynamic drag, tire performance, braking drag and driveline losses. For example, we have increased our use of high-strength steel and other lightweight materials to reduce vehicle weight, and thus improve fuel economy, while still meeting standards for vehicle safety. Approximately 70 percent of the body structure in the new CUSW platform co-developed with Fiat, which we introduced with our new Dodge Dart, is of high-strength composition. To further reduce vehicle weight, we have introduced high pressure, lightweight aluminum casting technology into our vehicles, including the front and rear suspension cross-members in the Dodge Dart. Our research also seeks to reduce electrical loads through application of higher efficiency fans and fuel pumps.

In addition, we continue to research vehicle applications for thermal management, which optimizes the way in which energy is utilized, extracted and re-utilized so as to reduce total energy consumption. Thermal management technologies not only help reduce fuel consumption, but they are a critical factor in extending battery range for hybrid electric and all-electric vehicle models. Our current research efforts include various strategies to warm engines and transmissions faster, to have our vehicles run at an ideal set point, and to recapture waste heat.

Our new Ram 1500 and the all-new Dodge Dart both incorporate many of the technologies we have developed to manage energy use, including active grille shutters to improve aerodynamic drag and to moderate temperature, electric power steering and increased use of LED lighting to reduce the vehicle’s overall energy consumption. In 2013, we anticipate that certain of our vehicles will also begin to incorporate a low-tension belt for the front-end accessory drive, which will further drive fuel savings. We plan to deploy electric power steering across our entire lineup in future years.

To further reduce fuel consumption, we incorporated stop/start technology into the new Ram 1500 as well as the diesel version of the Jeep Wrangler that Fiat is selling on our behalf in Europe. Stop/start technology turns off the engine and fuel flow at full stops, and re-starts the engine automatically upon acceleration. We plan to initiate fleet-wide integration of this fuel-saving start/stop technology on a global basis, including certain models in North America.

Powertrain Technologies

Engines. For the third year in a row, Ward’s Auto has recognized the Pentastar V-6 engine as one of the “10 Best Engines” for the upcoming model year based upon its refinement, power, fuel-efficiency and low emissions. This engine features a light weight aluminum block with variable valve timing that, on average, improves fuel efficiency by 7 percent over its pre-2010 predecessor engines.

We use the Pentastar V-6 engine in the Jeep Grand Cherokee, the Ram 1500 and in 12 other vehicles. Because this engine was designed with flexible architecture, we have the ability to use the engine in a range of models, and to use it together with a variety of advanced technologies, such as Fiat MultiAir (described below), direct injection or turbo charging. We manufacture the Pentastar V-6 engine at our facilities in Trenton, Michigan, and Saltillo, Mexico. Despite its recent 2010 launch, high demand for this engine led to production of one million Pentastar engines by January 2012, and we have taken steps to further expand our capacity for production.

For the Fiat 500, we also manufacture the 1.4L 4-cylinder Fiat FIRE engine which incorporates Fiat’s MultiAir technology. This added a fuel-efficient small engine to our portfolio. Fiat’s MultiAir technology involves proprietary hardware, combustion strategies and controls that provide cycle-by-cycle control of engine intake valve lift and timing. This technology delivers up to a 7.5 percent improvement in fuel efficiency and CO2 emissions, while enhancing performance.

Fiat has now developed a second-generation MultiAir technology, or MultiAir II, which maximizes the combustion efficiency by simultaneously managing the intake valves, throttle position and spark timing. We believe these enhancements will improve torque and fuel economy beyond that of the original MultiAir technology. We plan to apply this new technology to the new 2.4 liter, 4-cylinder Tigershark engine available in the 2013 Dodge Dart GT. This engine provides better fuel economy and refinement than our current World Gas Engine. By 2015, we expect that the Tigershark family will replace our World Gas Engine.

Our engine mix is intentionally moving toward smaller, 4-cylinder engines. In 2012, 26 percent of our vehicles incorporated a 4-cylinder engine, as compared to 24 percent in 2011 and 19 percent in 2010. We expect this trend of downsizing engines to continue.

Transmissions. We have two commercial agreements with one of our key suppliers, ZF Getriebe GmbH, or ZF, for the design, engineering and manufacture of new automatic transmissions that deliver reduced fuel consumption combined with improved driving performance. The first agreement covers a rear-wheel drive 8-speed transmission for light- and medium-duty applications that we originally introduced in 2011 in the Chrysler 300 and Dodge Charger. We have now included this transmission in the new Ram 1500, and plan to utilize it in 2013 in the Jeep Grand Cherokee, including in the diesel version. This transmission reduces fuel consumption by up to 12 percent over our current 5-speed and 6-speed transmissions. We ultimately plan to use this transmission in all of our rear-wheel drive vehicles except the heavy-duty versions of the Ram truck and the Viper.

The second agreement with ZF covers the development and manufacture of an all-new 9-speed front-wheel drive transmission for medium-duty applications. This transmission is expected to reduce fuel consumption by up to 11 percent over our current 6-speed transmissions. We first plan to use this transmission in 2013 for the all-new Jeep Cherokee and in future vehicles as well. We plan to manufacture the majority of our volume requirements for both the 8- and 9-speed ZF transmissions at our own facilities in Kokomo, Indiana under licenses from ZF, and we plan to purchase the remainder of our volume requirements from ZF.

In 2012, we introduced Fiat’s dual dry clutch transmission, or DDCT, in select versions of the Dodge Dart. The DDCT combines the basic mechanical system of a conventional manual transmission assembly with an electronically controlled shifting system that the driver operates like an automatic transmission. The DDCT achieves improved fuel economy over a conventional automatic transmission when used in small- to medium-sized vehicles.

Axles. We have a commercial agreement with an affiliate of ZF in which they produce lightweight axles at our facility in Marysville, Michigan. This relationship affords us access to advanced axle technologies we could not develop on our own without investing significant time and capital. The proprietary ZF axles weigh up to 34 percent less than, and improve fuel efficiency by 2 percent relative to, comparable axles. In 2011, we incorporated the front and rear ZF axles in our Jeep Grand Cherokee, the Dodge Durango and the Ram pick-up truck.

We also produce the only all-wheel drive passenger vehicles that incorporate front-axle disconnect technology. When the axle is disconnected, the number of rotating components in the driveline is reduced, thus enhancing fuel economy. This feature, which we incorporated in 2011 in our all-wheel drive versions of the Dodge Charger and the Chrysler 300, automatically changes the vehicle’s mode between two-wheel and all-wheel as changes in driving conditions occur, thereby improving safety and performance. This technology, in combination with our V-6 Pentastar engine, afforded the Dodge Charger and the Chrysler 300 best-in-class fuel economy designations among full-size, rear-wheel drive vehicles. We use this same technology in the new Ram 1500, which also has best-in-class highway fuel economy.

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

In 2012, we launched the production of a fully electrified, zero emission version of the Fiat 500 for sale in the U.S. with a best-in-class 87-mile range and a fuel economy of 108 miles per gallon-equivalent highway.

After two years of testing, we have re-directed our Department of Energy demonstration project for Ram truck and minivan plug-in hybrids to conduct a battery pack upgrade. We have also explored the development of non-electrified hybrid vehicles, such as a hybrid powertrain that would operate using hydraulic power coupled with a gasoline engine for light-duty applications.

Alternative Fuels. In 2013, we plan to introduce a Jeep Grand Cherokee with a diesel engine in North America. We expect this version of one of our best-selling vehicles to provide significantly improved fuel economy. Later this year, we also plan to introduce a diesel version of the new Ram 1500. Together with Fiat, we are producing vehicles that utilize compressed natural gas and other alternative fuel sources. In late 2012, we launched a bi-fuel version of the Ram 2500, originally intended only for fleet sales, but we have expanded to retail sales at the request of our customers. This vehicle is capable of utilizing either compressed natural gas or gasoline.

Uconnect Technology

Our Uconnect systems provide our retail customers access to traditional broadcast media, as well as digital radio, satellite broadcasts, personal content and rear seat entertainment, navigation services, traffic and travel data, and hands-free communication. Our second generation of Uconnect systems, which we incorporated in vehicles starting in 2011, provided certain improvements such as a new 8.4-inch touch-screen, simplified steering wheel controls and hands-free voice commands. The system, as included in the Dodge Charger, received the Edmunds.com Breakthrough Technology Award for 2012.

We recently began to incorporate our third-generation, flexible Uconnect system, known as Uconnect Access into the new Ram 1500 and the all-new SRT Viper, and in 2013, we plan to incorporate it into the new Jeep Grand Cherokee. This platform can be personalized to serve the needs of retail customers with varying degrees of skill and comfort with technology, and includes the option to load Chrysler Group-certified applications. These applications, while similar to those found on smartphones and tablets, are specifically designed for in-vehicle use. In addition to offering telematics services such as emergency notification and remote start, the new system includes the first cloud-based voice texting services offered by a domestic automaker, which leverages the system’s natural language voice recognition technology. We are also the first automaker to be able to offer the full set of Sirius XM satellite channels. In 2012, Uconnect Access received the first-ever “Technology of the Year” award from AOL Autos.

This platform is designed so that it can be leveraged across our entire vehicle lineup, and can be easily upgraded in the future as this area of technology continues to evolve. In addition to the wide range of connectivity options and intuitive and responsive user interface capabilities of our newest system, all of which aim to enhance the driving experience and reduce driver distraction, we are continuing to develop integration with our retail customers’ own smartphones and inclusion of vehicle diagnostic services.

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

Raw Materials, Services and Supplies

We procure a variety of raw materials, parts, supplies, utilities, transportation and other services from numerous suppliers to manufacture our vehicles, parts and accessories, primarily on a purchase order basis. Raw materials we use typically consist of steel, aluminum, resin, copper, lead, and precious metals including platinum, palladium and rhodium. In recent years, prices for many of these raw materials have fluctuated significantly and related freight charges have also increased. Moreover, our fixed annual contracts for steel expired mid-year, and we opted to negotiate new contracts with the majority of our steel suppliers that contain variable pricing mechanisms, albeit with certain protections against extreme fluctuations.

Although we have not experienced any significant loss of production as a result of material or parts shortages, we, like our competitors, regularly source systems, components, parts, equipment and tooling from a sole provider or limited number of providers. Therefore, we are at risk of production delays and losses should any supplier fail to deliver goods and services on time.

Supply of raw materials, parts and components may also be disrupted or interrupted by natural disasters such as the 2011 earthquake and tsunami in Japan. In such circumstances, we work proactively with our suppliers to identify shortages of materials and parts, and take steps to mitigate the impact of any shortages we identify, by deploying additional personnel, accessing alternative sources of supply and managing our production schedules. We also continue to refine our processes to identify emerging capacity constraints in the supplier tiers given the ramp up in manufacturing volumes to meet expected growth in customer demand. Further, we continuously monitor supplier performance according to key metrics such as part quality, delivery performance and financial solvency to proactively manage risks in the event of a downturn affecting particular suppliers.

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

Environmental and Regulatory Matters

The automotive industry is subject to extensive government regulation. Chief among these are vehicle and engine requirements governing safety, emissions and fuel economy, and the environmental impacts of our manufacturing operations. As described below, regulations in the U.S. and other countries impose substantial testing and certification requirements with respect to vehicle emissions, fuel economy, noise and safety, and with respect to the emissions and operations of manufacturing plants. These countries also impose substantial rules and regulations designed to protect the health and safety of our workforce. The costs of complying with these requirements can be significant, and violations with respect to these requirements can result in fines, penalties, vehicle recalls, cleanup costs and claims for personal injury or property damage.

Vehicle Emissions

U.S. Standards. Under the Clean Air Act, EPA, and the California Air Resources Board, or CARB (by EPA waiver) require emission compliance certification before a vehicle can be sold in the U.S or in California and other states that have adopted the California emissions requirements. Both agencies impose limits on tailpipe and evaporative emissions of certain smog-forming pollutants from new motor vehicles and engines. Pre-production testing data must demonstrate compliance with such standards to obtain the certification. For vehicles sold in the U.S., EPA’s Clean Air Act Tier 2 tailpipe emissions standards apply to passenger cars and light trucks (which for this purpose includes our minivans, sport utility vehicles and pick-up trucks other than the Ram 2500/3500 Heavy Duty), and heavy-duty emissions of regulated compounds standards apply to heavy-duty vehicles (our medium-duty and chassis cab trucks).

Currently, EPA has finalized (but has not issued) Tier 3 tailpipe and evaporative emission standards. These Tier 3 standards are generally more stringent than the Tier 2 standards. The Tier 3 standards are also generally aligned with California’s LEV III tailpipe and evaporative standards (see discussion below). Once issued, the Tier 3 standards would become effective in model year 2017 for light-duty vehicles, and 2018 for heavy-duty vehicles. These standards would further require us to conduct post-production vehicle testing to demonstrate compliance with these emissions limits for the estimated useful life of a vehicle, for up to eleven years, or 120,000 miles, or longer, depending on the compliance category. For Tier 2 and Tier 3, we are required to monitor and report issues with the emissions performance over that time, and can be required to recall, repair or stop delivery of non-conforming vehicles.

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

California Standards. California sets its own, more stringent, emissions standards pursuant to a waiver from EPA under the Clean Air Act. CARB has adopted requirements relating to vehicle certification, OBD, and tailpipe emissions limitations known as the Low Emission Vehicle III, or LEV III, standards, which will apply beginning with 2014 model year vehicles. CARB regulations also require that a specified percentage of cars and certain light-duty trucks sold in California must be zero emission vehicles, or ZEVs, such as electric vehicles or hydrogen fuel cell vehicles. A manufacturer can earn credits toward the ZEV requirement through the sale of advanced-technology vehicles such as hybrid electric vehicles or natural gas vehicles with extremely low tailpipe emissions and, as set forth in the LEV III standards, by over complying with the federal model year 2017 through 2025 greenhouse gas, or GHG, standards, retiring such credits, and applying them to its ZEV obligation. Through the 2017 model year, ZEV rules also provide certain ZEV credits for partial zero-emission vehicles, or PZEVs, which can include internal combustion engine vehicles certified to very low tailpipe emissions and zero evaporative emissions. The ZEV regulations, which CARB revised most recently in February 2009 for the 2012 and subsequent model years, require increasing volumes of battery electric and other advanced technology vehicles with each model year. We currently comply with the ZEV requirements using a variety of vehicles, including battery electric vehicles (full zero emission vehicles), PZEVs and hybrid vehicles.

The Clean Air Act permits other states to adopt California’s stricter emission standards. Eleven other states (New York, Massachusetts, Maine, Vermont, Connecticut, Pennsylvania, Rhode Island, New Jersey, Oregon, Washington and Maryland), as well as the Province of Quebec, currently use California’s LEV III standards in lieu of the federal EPA standards, and ten states also have adopted California’s ZEV requirements.

The introduction of the Fiat 500 in the U.S. market in 2011 has enhanced our ability to comply with EPA and California emissions standards because compliance is based on a fleet-wide sales weighted average, and sales of the Fiat, Maserati and Chrysler Group fleets are combined in the U.S. In addition, the battery electric version of the Fiat 500 that we are producing and will begin to sell in the U.S. in 2013, will assist our efforts to comply with the federal GHG and fuel economy requirements, as well as California’s ZEV requirements.

California also has GHG emissions limitations, which are discussed below under the caption —Vehicle Fuel Economy and GHG Regulations.

European Standards. The European Union, or EU, regulates tailpipe smog-forming pollutant and evaporative emissions for vehicles sold in its member states. Other European countries have adopted similar regulations from the United Nations Economic Commission for Europe. European regulations, like those in the U.S., require certification by regulatory authorities of the emissions performance of our new vehicles before they can be sold. The current Euro-5 EU emission standard was adopted in 2009. The more stringent Euro-6 EU standard will apply to 2014 and later model year vehicles. The new standards will require the development of additional diesel engine technology, which is likely to increase the cost of diesel engines and compromise total fuel economy. The EU also requires such programs as OBD and pre- and post-production testing. We expect the combined Chrysler Group and Fiat vehicle fleet to meet the requirements of both the Euro-5 and Euro-6 standards, as applicable.

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

In addition, there has been significant interest among vehicle manufacturers, governmental authorities, environmental groups, and consumers regarding the impact of GHG vehicle emissions, primarily carbon dioxide, or CO2, on the global climate. There remains significant conflicting regulatory overlap in this area since regulating GHG vehicle emissions also has the effect of regulating fuel economy.

In May 2009, President Obama announced an agreement in principle among EPA and other federal agencies, the State of California and the automotive industry to establish a coordinated national program to reduce GHGs under the Clean Air Act and improve fuel economy. EPA and the NHTSA subsequently issued a joint final rule under EPA’s GHG and NHTSA’s CAFE standards to implement a coordinated national GHG and fuel economy program for light-duty vehicles (passenger cars, light-duty trucks, and medium-duty passenger vehicles) establishing standards for model years 2012 through 2016. The rule is harmonized with CARB’s GHG rule, so that compliance with the federal rule constitutes compliance with CARB’s rule. Additionally, EPA and NHTSA issued a joint final rule on September 15, 2011, that establishes a similar GHG/fuel economy national program for medium and heavy-duty vehicles, beginning with model year 2014 for GHG standards, and model year 2016 for fuel economy standards.

On November 16, 2011, EPA and NHTSA issued a proposed rule to extend the coordinated GHG/fuel economy national program for light-duty vehicles to model years 2017 through 2025, calling for year-over-year increases in fuel economy until the average fleet-wide standards reach 54.5 mpg by 2025. The proposed rule calls for a “mid-term review” to be completed by 2021 that compels EPA and NHTSA to evaluate the market acceptance of advance vehicle technology, as well as other assumptions that formed the basis for the stringency of this rule to determine whether the standards are appropriate. Again, this rule is harmonized with CARB’s GHG rule, so that compliance with the federal rule constitutes compliance with CARB’s rule. The model year 2017-2025 rule contains a variety of compliance flexibilities, including incentives for sales of electric vehicles and hybrids, as well as alternative fuels like compressed natural gas or hydrogen fuel cell vehicles, and the use of the new ultra low-global warming potential refrigerant HFO1234yf. NHTSA’s corresponding proposed CAFE rule imposes new vehicle safety standards in conjunction with the fuel economy standards.

While we believe that our current product plan will meet the applicable federal and California GHG/fuel economy standards established through model year 2016, our compliance is in some measure dependent on our ability to purchase the refrigerant HFO1234yf, which would generate GHG credits pursuant to EPA’s GHG rule for model years 2012 through 2016. Regulatory uncertainty, as well as manufacturing delays or supply issues causing product shortages outside of our control could threaten the supply of the refrigerant in sufficient volumes so that our compliance needs are not met. Based on projected sales volumes and fleet mix, compliance with the standards as proposed for the 2017 through 2025 model years will require us to take further additional costly actions or to limit the sale of certain of our vehicles in certain states. Additionally, if pending litigation challenging EPA’s ability to regulate GHG vehicle emissions as a pollutant is successful (such that the model years 2012 through 2016 rule is violated) and, as a result, CARB enforces its GHG rule separately, we would need to adjust our product plan and would incur additional cost.

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

Mexican Requirements. On February 20, 2013, the Mexican Ministry of Environment and Natural Resources issued for public comment a new GHG gas regulation applicable to manufacturers and importers of light duty vehicles in Mexico. This rule is based on the model years 2012 through 2016 U.S. GHG rule described above. It is anticipated that this Mexico GHG rule will take effect in June 2013.

Requirements in Other Regions. China, Korea, India and South American countries have proposed or are considering establishing fuel economy/GHG emissions requirements that would pose additional compliance obligations that would increase the cost of our vehicles.

Vehicle Fuel Content

For years, EPA regulations have allowed conventional gasoline to contain up to 10 volume percent ethanol, or E10, and we and other vehicle manufacturers designed vehicles to accommodate E10. Ethanol is an alcohol-based fuel generally made with starch crops, such as corn, or cellulosic sources, such as wood or other biodegradable materials. Proponents of ethanol maintain that its use can reduce GHG emissions and dependence on oil.

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

In connection with the E15 waiver application, the automotive industry expressed concern to EPA that the use of E15 in prior model year vehicles designed for E10 could result in fuel system failures, OBD system warnings, customer dissatisfaction and increased warranty claims since ethanol is more corrosive than gasoline. EPA imposed conditions on the waivers that it believes will assure the quality of E15 and reduce the potential for misfueling of older model year vehicles. Automotive industry representatives and other groups challenged the waivers and those lawsuits are pending. Currently, E15 is being sold at a limited number of fueling stations.

Certain of our vehicles are specially designed as flexible fuel vehicles capable of using up to 85 volume percent ethanol, or E85, or conventional gasoline, or any mixture of those two fuels. We have almost fully implemented our plan to have all of our engines designed to be flexible fuel capable and expect that, when we are fully implemented, approximately 50 percent of our fleet will be flexible fuel vehicles.

Vehicle Safety

U.S. Requirements. Under federal law, all vehicles sold in the U.S. must comply with all applicable Federal Motor Vehicle Safety Standards, or FMVSS, promulgated by NHTSA, and they must also be certified by their manufacturer as being in compliance with those standards. In addition, if a vehicle contains a defect that is related to motor vehicle safety or does not comply with an applicable FMVSS, the manufacturer must notify vehicle owners and provide a remedy. Moreover, the Transportation Recall Enhancement, Accountability, and Documentation Act, or TREAD Act, requires us to report certain information related to certain claims and lawsuits involving fatalities and injuries in the U.S. if alleged to be caused by our vehicles, and other information related to customer complaints, warranty claims, and field reports in the U.S., as well as information about and fatalities and recalls outside the U.S.

Several new or amended FMVSS’s will take effect during the next few years (sometimes under phase-in schedules that require only a portion of a manufacturer’s fleet to comply in the early years of the phase-in). These include an amendment to the side impact protection requirements that added several new tests and performance requirements (FMVSS No. 214), an amendment to the roof crush resistance requirements (FMVSS No. 216), and a new rule for ejection mitigation requirements (FMVSS No. 226). In addition, NHTSA recently proposed to adopt a new FMVSS that would require all light vehicles to be equipped with a rear-mounted video camera and an in-vehicle visual display, and another to mandate the content recorded on Event Data Recorders. Compliance with these new requirements, as well as other possible prospective NHTSA requirements, is likely to be difficult and/or costly.

NHTSA is also expected to publish guidelines for driver distraction soon, and, although not rising to the level of an FMVSS, there may be substantial costs associated with conformance.

At times, organizations like NHTSA or the Insurance Institute for Highway Safety, or IIHS, will issue or reissue safety ratings applicable to automobiles. Changes to these ratings are subject to the agencies’ discretion. IIHS has recently introduced new tests, and modified its “Top Safety Pick” protocol. Pursuant to the new protocol, many of our vehicles’ existing Top Safety Pick ratings are at risk, and we could incur significant expense to maintain those ratings, or could suffer negative public relations if we do not maintain them.

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

As a result of the federal vehicle GHG standards that were finalized in May 2010 and came into effect in January 2011, CO2 and other GHGs were deemed to be pollutants subject to regulation under the Clean Air Act. Consequently, in May 2010, EPA issued a regulation that phased in new requirements for operating permits for facilities based on annual emissions of GHGs. The rule tailors the application of two operating permit programs, the prevention of significant deterioration, or PSD, program and the Title V program, to facilities based on their emissions level, industrial category, and current permit status. EPA has issued further rulemaking and guidance on the requirement, though questions still remain on rules regarding the use the “best available control technology” and other matters. There is litigation challenging the GHG rule for model years 2012 through 2016, as it triggered regulatory control of GHG emissions from U.S. manufacturing facilities. If this litigation is successful in voiding the GHG rule for model years 2012 through 2016, we could be subject to the stricter California standards in both California and in the states that adopted the California standards, which outcome could cause us to incur additional expenses for the modification of vehicles, or could limit the sale of certain vehicles. These new requirements will apply to most of our U.S. manufacturing facilities and may require us to install additional pollution control equipment and/or change operating processes.

We expect to spend an aggregate of approximately $13 million in 2013 for pollution control equipment and other capital expenditures at our North American facilities in connection with stationary source standards for controlling air and water pollution and hazardous waste. We expect environmental requirements applicable to our industry to become more stringent over time, and significant expenditures could be required to comply with environmental requirements that may be adopted or imposed in the future.

Occupational Safety

The Occupational Safety and Health Act of 1970, as amended, or OSHA, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various record keeping, disclosure and procedural requirements. Various OSHA standards may apply to our operations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business to comply with OSHA and other state and local laws and regulations. Any failure to comply with these regulations could result in fines by government authorities and payment of damages to private litigants and affect our ability to service our customers and adversely affect our consolidated results of operations.

Employees

The following summarizes the number of our salaried and hourly employees as of December 31 of the respective years:

Employees	2012	2011	2010	2009	2008 (1)
Salaried	18,558	16,116	13,706	12,405	12,951
Hourly	46,977	39,571	37,917	34,921	39,240

Total	65,535	55,687	51,623	47,326	52,191

(1)	Chrysler Group began operations on June 10, 2009. The above includes employees of Old Carco at December 31, 2008.

The increase in our total workforce in 2012 is primarily attributable to the hiring of manufacturing employees to support our current and anticipated production volumes, as well as additional engineering, research and development and other highly skilled employees to support our product development, sales, marketing and other corporate activities.

In the U.S. and Canada combined, substantially all of our hourly employees and approximately one-quarter of our salaried employees were represented by unions under collective bargaining agreements, which represented approximately 64 percent of our worldwide workforce as of December 31, 2012. The UAW and National Automobile, Aerospace, Transportation and General Workers Union of Canada, or CAW, represent substantially all of these represented employees in the U.S. and Canada, respectively.

In September 2012, the CAW ratified a new four-year collective bargaining agreement. The provisions of this new agreement provide for a lump sum payment to eligible CAW employees in each of the four years. In addition, the agreement maintains the current wage rates through September 2016 for employees hired prior to September 24, 2012, or traditional employees, and starts employees hired on or after September 24, 2012 at a lower wage rate that can increase to the current maximum wage rate of traditional employees at the end of ten years. The new agreement expires in September 2016.

Cyclical Nature of Business

As is typical in the automotive industry, our vehicle sales are highly sensitive to general economic conditions, availability of affordably priced financing for dealers and retail customers and other external factors, including fuel prices, and as a result may vary substantially from quarter to quarter and year to year. Retail customers tend to delay the purchase of a new vehicle when disposable income and consumer confidence are low. In addition, our vehicle production volumes and related revenues may vary from month to month, sometimes due to plant shutdowns, which may occur for several reasons, including production changes from one model year to the next. Model year changeovers occur throughout the year. Plant shutdowns, whether associated with model year changeovers or other factors, such as temporary supplier interruptions, can have a negative impact on our revenues and a negative impact on our working capital as we continue to pay suppliers under standard contract terms while we do not receive proceeds from vehicle sales. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources —Working Capital Cycle, for additional information.

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

Economic weakness has adversely affected our business, particularly in our principal market, North America. If economic conditions do not continue to improve, or if they weaken, our results of operations could be negatively affected.

Our business, financial condition and results of operations have been, and may continue to be, adversely affected by worldwide economic conditions. Overall demand for our vehicles, as well as our profit margins, could decline as a result of many factors outside our control, including economic recessions, changes in consumer preferences, increases in commodity prices, changes in laws and regulations affecting the automotive industry and the manner in which they are enforced, inflation, fluctuations in interest and currency exchange rates and changes in the fiscal or monetary policies of governments in the areas in which we operate, the effect of which may be exacerbated during periods of general economic weakness. Depressed demand for vehicles affects our suppliers as well. Any decline in vehicle sales we experience may, in turn, adversely affect our suppliers’ ability to fulfill their obligations to us, which could result in production delays, defaults and inventory management challenges. These supplier events could further impair our ability to build and sell vehicles.

Current financial conditions and, in particular, unemployment levels and low consumer confidence levels continue to place significant economic pressures on our customers and dealer network and have negatively impacted our vehicle sales. Any significant further deterioration in economic conditions may further impair the demand for our products and our results of operations, financial position and cash flows could be materially and adversely affected.

As in prior years, in 2012, over 90 percent of our vehicle sales were to customers in the U.S., Canada and Mexico. In the U.S., where we sell most of the vehicles we manufacture, industry-wide vehicle sales declined from 16.5 million vehicles in 2007 to 10.6 million vehicles in 2009. After several years of gradual economic recovery, U.S. vehicle sales reached 14.8 million in 2012, and Chrysler Group’s U.S. sales exceed Oldco’s U.S. sales for 2008. We believe this growth occurred largely because of our significant investments in vehicle design, engineering and manufacturing, through which we broadened and upgraded our product portfolio. Overall, however, economic recovery in North America has been slower and shallower than many industry analysts predicted. This limited recovery in vehicle sales may not be sustained. For instance, continued weakness in the U.S. new home construction market would likely depress sales of pick-up trucks, one of our strongest selling products. As a result, we may experience further declines in vehicle sales in the future, and we may not realize a sufficient return on the investments we have made or that we plan to make in the future. As a result, our financial condition and results of operations would be materially affected.

Although we are increasing our vehicle sales outside of North America, we anticipate that our results of operations will continue to depend substantially on vehicle sales in the North American markets. Our vehicle sales in North America will therefore continue to be critical to our plans to maintain and improve current levels of profitability. Our principal competitors, including General Motors and Ford Motor Company, or Ford, however, are more geographically diversified and are less dependent on sales in North America. As a result, any further significant decline in demand in the North American market would have a disproportionately large negative effect on our vehicle sales and profitability relative to our principal competitors, whose vehicle sales are not similarly concentrated.

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

In addition, our dependence on the Fiat alliance may subject us to risks associated with Fiat’s own business and financial condition. Although Fiat has executed its own significant industrial restructuring and financial turnaround over the past several years, it remains smaller and less well-capitalized than many of its principal competitors in Europe and globally, and Fiat has historically operated with more limited capital than many other global automakers. Moreover, Fiat’s sales and revenue have been negatively affected by the continuing economic weakness in several European countries, including Italy. Like other manufacturers and suppliers in Europe, Fiat now has considerable excess manufacturing capacity. As a result, Fiat has significantly revised its business plan, including its planned focus for product development and manufacturing operations. If, pursuant to this revised business plan, Fiat cannot fulfill all of its obligations under the Fiat alliance, we would not realize all of the benefits we have anticipated from the Fiat alliance, which may adversely affect our financial condition and results of operations.

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

Industrial alliance. We have entered into a number of agreements with Fiat to implement and extend our industrial alliance pursuant to which each party has provided, or agreed to provide, the other with goods, services and other resources. We expect to enter into additional agreements to further our industrial alliance from time to time. Although we believe that these arrangements bolster a sense of cooperation and mutual dependence between the two companies, conflicts may arise in the performance of the parties’ obligations under these agreements or in the interpretation, renewal or negotiation of these arrangements. Although the terms of any such transactions with Fiat will be established based upon negotiations between us and Fiat and, in certain cases, will be subject to the approval of the “disinterested” members of our Board or a committee of such directors, there can be no assurances that the terms of any such transactions will be as favorable to us as we may otherwise have obtained in arm’s length negotiations with a party other than Fiat. In addition, while our senior secured credit agreement and the indenture governing the secured senior notes include covenants restricting transactions between us and Fiat, compliance with these covenants may not prevent us from entering into transactions that are, particularly with the benefit of future hindsight, unfavorable to us.

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

We currently generate a small, but growing, proportion of our vehicle sales outside of North America. As part of our business plan, and to capitalize on opportunities presented by our industrial alliance with Fiat, we intend to actively pursue growth opportunities in a number of markets outside North America. Expanding our operations and vehicle sales internationally may subject us to additional regulatory requirements and cultural, political and economic challenges, including the following:

•	securing relationships to help establish our presence in local markets, including distribution and vehicle finance relationships;

•	hiring and training personnel capable of marketing our vehicles, supporting dealers and retail customers, and managing operations in local jurisdictions;

•	identifying and training qualified service technicians to maintain our vehicles, and ensuring that they have timely access to diagnostic tools and parts;

•	localizing our vehicles to target the specific needs and preferences of local customers, including with respect to vehicle safety, fuel economy and emissions, which may differ from our traditional customer base in North America;

•	implementing new systems, procedures and controls to monitor our operations in new markets;

•	multiple, changing and often inconsistent enforcement of laws and regulations;

•	satisfying local regulatory requirements, including those for vehicle safety, content, fuel economy or emissions;

•	competition from existing market participants that have a longer history in, and greater familiarity with, the local markets we enter;

•	differing labor regulations and union relationships;

•	consequences from changes in tax laws;

•	tariffs and trade barriers;

•	laws and business practices that favor local competitors;

•	fluctuations in currency exchange rates;

•	extended payment terms and the ability to collect accounts receivable;

•	imposition of limitations or conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries; and

•	changes in a specific country’s or region’s political or economic conditions.

Moreover, for the past several years, sustained economic weakness in several European countries has slowed our plans to sell more vehicles through the Fiat dealer network in that region.

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

Until 2011, our vehicle portfolio had fewer new or significantly refreshed vehicle models than many of our competitors, largely due to capital constraints experienced by Old Carco over the period from 2007 to 2009. Our relative lack of new or significantly refreshed product offerings during this period continues to have an adverse effect on our vehicle sales, market share, average selling price and profitability. Since our formation in 2009, we have significantly upgraded, updated and broadened our product offerings to meet our customers’ changing demands and expectations as described in detail under Item 1. Business —Products. In order to meet these goals, we had to invest heavily in vehicle design, engineering and manufacturing. Our ability to realize acceptable returns on these investments will depend in large part on consumers’ acceptance of our new and significantly refreshed vehicles.

We undertake significant market research and testing prior to developing and launching new or significantly refreshed vehicles. Nevertheless, market acceptance of our products depends on a number of factors, many of which are outside of our control and require us to anticipate customer preferences and competitive products several years in advance. These factors include the market perception of styling, safety, reliability, capability and cost of ownership of our vehicles as compared to those of our competitors, as well as other factors that affect demand, including price competition and financing or lease programs. If we fail to continue to introduce new and/or significantly refreshed vehicles in those segments that can compete successfully in the market, or if we fail to successfully reduce our concentration in those vehicle segments with declining consumer preferences, our financial condition and results of operations could deteriorate.

Competition has traditionally been intense in the automotive industry and has intensified further in recent years, including in the utility vehicle, minivan and truck segments that historically have represented most of our U.S. vehicle sales. In 2012, these segments accounted for approximately 70 percent of our vehicle sales in the U.S. whereas truck, utility vehicle and minivan sales accounted for only about 52 percent of the overall U.S. market, respectively. In prior years, our competitors had been successful in introducing new vehicles in these segments that have taken market share away from us. At times, consumer preference has shifted away from these vehicles, which all have relatively low fuel economy, due to elevated fuel prices, environmental concerns, economic conditions, governmental actions or incentives, and other reasons, adversely affecting our overall market share and profitability. Despite our heavy cadence of new vehicle introductions since 2009, we still have far fewer competitive passenger vehicles, particularly smaller, fuel-efficient vehicles, than our competitors. Therefore, a return to higher fuel prices, continued volatility in fuel prices or fuel shortages, particularly in the U.S. could have a disproportionate effect on our vehicle sales as compared to our competitors.

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

Product development cycles can be lengthy, and there is no assurance that new designs will lead to revenues from vehicle sales, or that we will be able to accurately forecast demand for our vehicles, potentially leading to inefficient use of our production capacity, which could harm our business.

It generally takes two years or more to design and develop a new product, and there may be a number of factors that could lengthen that schedule. Because of this product development cycle and the various elements that may contribute to consumers’ acceptance of new vehicle designs, including competitors’ product introductions, fuel prices, general economic conditions and changes in styling preferences, we cannot be certain that an initial product concept or design that appears to be attractive will result in a production model that will generate sales in sufficient quantities and at high enough prices to be profitable. If our designs do not result in the development of products that are accepted in the market, our financial condition and results of operations may be adversely affected. Additionally, our high proportion of fixed costs, both due to our significant investment in property, plant and equipment as well as the requirements of our collective bargaining agreements, which limit our flexibility in quickly calibrating personnel costs to changes in demand for our products, further exacerbate the risks associated with incorrectly assessing demand for our vehicles.

The North American automotive industry has undergone substantial restructuring over the past several years, resulting in widespread consolidation among vehicle manufacturers and suppliers. This restructuring was aimed largely at reducing the substantial excess capacity that existed throughout the automotive supply chain prior to 2009. While the industry’s successful reduction in capacity has lowered break-even production rates, many companies are still adjusting to these changes and have limited access to capital. Accordingly, there is currently little available capacity for certain materials, parts and components to respond to an unanticipated increase in demand. For the past three years, we have encountered challenges in our operations with:

•	Our ability to rapidly increase production levels in light of our suppliers’ ability to provide greater than forecast volumes of raw materials and components, and those suppliers ability to increase their own production rapidly enough to meet our demand, particularly in light of our industry’s focus on just-in-time inventory systems; and

•	Increased costs due to excessive employee overtime, expedited procurement of raw materials and parts, and other expenditures, all of which are driving up costs for manufacturing and logistics, which, if not addressed, may impact our profitability over the long term.

These rapid increases in manufacturing volumes may also adversely affect our manufacturing quality, partly due to the challenge of hiring, training and overseeing a growing workforce. Such downturns in quality could delay production and deliveries, or could generate product recalls and warranty claims. These results could reduce our gross margins and adversely impact customer satisfaction. In addition, we may not be able to properly repair or maintain our equipment in these conditions, which could cause us to lose valuable manufacturing capability in the long run.

If, on the other hand, demand does not develop as we forecast, we could have excess inventory, and we may need to increase sales incentives to sell off inventory, and/or take impairments or other charges. Lower than forecasted demand could also result in excess manufacturing capacity and reduced manufacturing efficiencies, which could reduce margins and profitability.

Our ability to achieve cost reductions and to realize production efficiencies is critical to maintaining our competitiveness and long-term profitability.

We are continuing to implement a number of cost reduction and productivity improvement initiatives in our automotive operations, through the Fiat alliance and otherwise, including, for example, increasing the number of our vehicles that are based on common platforms, reducing our dependence on sales incentives offered to dealers and retail customers, leveraging our purchasing capacity with Fiat’s and implementing WCM principles. Our future success depends upon our ability to implement these initiatives throughout our operations. In addition, while some of the productivity improvements are within our control, others depend on external factors, such as commodity prices or trade regulation. These external factors may impair our ability to reduce our structural costs as planned, and we may sustain larger than expected production expenses, materially affecting our business and results of operations. Furthermore, reducing costs may prove difficult due to our focus on introducing new and improved products in order to meet customer expectations.

The automotive industry is highly competitive. Our competitors’ efforts to increase their share of vehicle sales could have a significant negative impact on our vehicle pricing, market share and operating results.

The automotive industry is highly competitive, particularly in the U.S., our primary market. Our competitors may respond to negative market conditions by attempting to make their vehicles more attractive or less expensive to customers by adding vehicle enhancements, providing subsidized financing or leasing programs, offering option package discounts, price rebates or other sales incentives, or by reducing vehicle prices in certain markets. In addition, manufacturers in countries such as China and India, which have lower production costs, have announced that they intend to export lower-cost automobiles to established markets, including North America. With excess manufacturing capacity growing in Europe, historically higher-priced, desirable vehicles from that region may become available for sale in North America at lower prices. These actions have had, and are expected to continue to have, a significant negative impact on our vehicle pricing, market share, and operating results, and present a significant risk to our ability to improve or even maintain our average selling price per vehicle.

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

Availability of adequate financing on competitive terms for our dealers and retail customers is critical to our success. Our lack of a captive finance company could place us at a competitive disadvantage to competitors that have a captive finance company and therefore may be able to offer consumers and dealers financing and leasing on better terms than our customers and dealers are able to obtain. In lieu of a captive finance company, we depend on our relationship with Ally, and in the future, will depend on a new relationship with SCUSA to supply a significant percentage of this financing.

Our dealers enter into wholesale financing arrangements to purchase vehicles from us to hold in inventory to facilitate vehicle sales, and our retail customers use a variety of finance and lease programs to acquire vehicles. Our leasing volumes are significantly below market levels. Our inability to offer competitive leases may negatively impact our vehicle sales volumes and market share. Our results of operations therefore depend on establishing and maintaining appropriate sources of financing for our dealers and retail customers.

Unlike most of our competitors who operate and control affiliated finance companies, we do not have a finance company dedicated solely to our operations. Our competitors with dedicated or wholly-owned finance companies may be better able to implement financing programs designed principally to maximize vehicle sales in a manner that optimizes profitability for them and their finance companies on an aggregate basis, including with respect to the amount and terms of the financing provided. If such competitors offer retail customers and dealers financing and leasing on better terms than our customers and dealers are able to obtain, consumers may be more inclined to purchase or lease our competitors’ vehicles and our competitors’ dealers may be better able to stock our competitors’ products, each of which could adversely affect our results of operations. In addition, unless financing arrangements other than for retail purchase continue to be developed and offered by banks to our retail customers in Canada, our lack of a captive finance company could present a competitive disadvantage in Canada, since banks are restricted by law from providing retail lease financing in Canada.

In connection with the 2009 restructuring of the U.S. automotive industry, and with the assistance of the U.S. Treasury, we entered into an auto finance relationship with Ally, which historically was the captive finance company of General Motors, one of our principal competitors. Following its own participation in the 2009 restructuring of the U.S. automotive industry, Ally has been majority owned by the U.S. Treasury, although General Motors and Ally’s former majority owner, Cerberus Capital Management L.P., or Cerberus, each retain partial ownership. As of December 31, 2012, Ally was financing approximately 60 percent of our dealers in the U.S.

While Ally has agreed to consider applications for financing made by our dealers and their retail customers in accordance with Ally’s usual and customary standards, and to make lending decisions in accordance with its business judgment, Ally is not obligated to provide specific levels of financing to our dealers or customers.

Ally’s performance may also be negatively affected by our decision to terminate our agreement with Ally effective April 30, 2013 and our recent announcement that we had reached an agreement with SCUSA, under which SCUSA will serve as a private-label financing provider under the name Chrysler Capital and will manage our retail and wholesale financing needs beginning May 1, 2013. Our decision to transition our financing services relationship to SCUSA and to develop a private-label financing solution subjects us to significant risks, particularly in the short term as SCUSA begins to ramp up its operations to serve the financing needs of our dealers and customers. If SCUSA is unable to timely provide an acceptable level of service including response time, approval rates and a full range of competitive financing products at competitive rates, our sales may suffer.

Any financing services provider, including Ally and SCUSA, will face other demands on its capital, including the need or desire to satisfy funding requirements for dealers or customers of our competitors as well as liquidity issues relating to other investments. Therefore, they may not have the capital and liquidity necessary to support our vehicle sales, and even with sufficient capital and liquidity, they may apply lending criteria in a manner that will adversely affect our vehicle sales. In addition, Ally may suspend its performance under its agreement with us, after notice to us, in the event that Ally’s unsecured financial exposure (as defined in the agreement) exceeds a specified amount.

To the extent that either Ally or SCUSA is unable or unwilling to provide sufficient financing at competitive rates to our dealers and retail customers, or we encounter challenges in our transition from Ally to Chrysler Capital, our dealers and retail customers may not have sufficient access to such financing. As a result, our vehicle sales and market share may suffer, which would adversely affect our financial condition and results of operations.

Our profitability depends on reaching certain minimum vehicle sales volumes. If vehicle sales do not continue to increase, or if they deteriorate, our results of operations will suffer.

Our business and results of operations depend upon our ability to achieve certain minimum vehicle sales volumes. As is typical for an automobile manufacturer, we have significant fixed costs and therefore, changes in our vehicle sales volume can have a disproportionately large effect on profitability. In addition, we generally receive payments from vehicle sales to dealers in North America within a few days of shipment from our assembly plants, whereas there is a lag between the time we receive parts and materials from our suppliers and the time we are required to pay for them. As a result, we tend to operate with working capital supported by these terms with our suppliers, and periods of vehicle sales declines therefore have a significant negative impact on our cash flow and liquidity. If our vehicle sales do not continue to increase, or if they were to decline to levels significantly below our assumptions, due to financial crisis, renewed recessionary conditions, changes in consumer confidence, geopolitical events, limited access to financing or other factors, our financial condition and results of operations would be substantially adversely affected.

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

Manufacturers are required to remedy defects related to motor vehicle safety and to emissions through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that they do not comply with an applicable FMVSS. In addition, if we determine that a safety or emissions defect or a non-compliance exists with respect to certain of our vehicles prior to the start of production, the launch of such vehicle could be delayed until we remedy the defect or non-compliance. The costs associated with any protracted delay in new model launches necessary to remedy such defect, and the cost of providing a free remedy for such defects or non-

compliance in vehicles that have been sold, could be substantial. We are also obligated under the terms of our warranty to make repairs or replace parts in our vehicles at our expense for a specified period of time. Therefore, any failure rate that exceeds our expectations may result in unanticipated losses.

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

Our business depends on a significant number of suppliers, which provide the raw materials, components, parts and systems we require to manufacture vehicles and parts and to operate our business. We use a variety of raw materials in our business including steel, aluminum, lead, resin and copper, and precious metals such as platinum, palladium and rhodium. The prices for these raw materials often fluctuate. We seek to manage this exposure, but we may not always be successful in hedging these risks. See —We may be adversely affected by fluctuations in foreign currency exchange rates, commodity prices, and interest rates below. Substantial increases in the prices for our raw materials increase our operating costs and could reduce our profitability if we cannot recoup the increased costs through changes in vehicle prices. In addition, certain raw materials are sourced from a limited number of suppliers and from a limited number of countries. We cannot guarantee that we will be able to maintain arrangements with these suppliers and ensure our access to these raw materials, and in some cases this access may be affected by factors outside of our control and the control of our suppliers. For instance, in 2012, the uptick in automotive volumes caused some constraint in the supply of palladium, which is utilized in catalytic converters.

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

Moreover, we rely on specific suppliers to provide certain components, parts and systems that are required to manufacture our vehicles, and in some circumstances, we rely exclusively on one such supplier. Over the past several years, we have worked to reduce or eliminate our dependence on certain suppliers that we believed were financially at risk; however, this has increased our dependence on, and the concentration of our credit risk, to our remaining suppliers. As volumes increase throughout the industry, some of our suppliers must make capital investments to keep pace with demand. Due to the long lead times for such investment, if our suppliers delay in making such investments or do not have sufficient access to capital, that could limit the ability of such suppliers to meet our full demands. Further, if our suppliers seek to increase prices to offset these capital investments, and we are unable to capture those additional costs through pricing on our vehicles, we may not be able achieve the production and financial targets stated in our business plan.

At the same time, many of our suppliers located in Europe, or whose customers are concentrated in Europe, are currently experiencing financial difficulties similar to those in North America between 2008 and 2010 due to the combination of general economic weakness, sharply declining vehicle sales and tightened credit availability in the region. When key suppliers on which we depend have experienced financial difficulties in the past, they often sought to increase prices, accelerate payments or seek other relief. Some of those suppliers have ceased doing business or sought bankruptcy court protection. Any such actions would likely increase our costs, impair our ability to meet design and quality objectives and in some cases make it difficult or impossible for us to produce certain vehicles. We may take steps to assist key suppliers to remain in business and maintain operations, but this would require us to divert capital from other needs and adversely affect our liquidity. It may also be difficult to find a replacement supplier without significant delay.

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

From time to time, we enter into long-term supply contracts that require us to purchase a minimum or fixed quantity of parts to be used in the production of our vehicles. If our need for any of these parts were to lessen, we would still be required to purchase a specified quantity of the part or pay a minimum amount to the supplier pursuant to the take-or-pay contract. We also have entered into a small number of long-term supply contracts for raw materials that require us to purchase fixed quantities. If our needs for raw materials decline, we could be required to purchase more materials than we need. Additionally, we have changed the way in which we do business with certain key suppliers by paying up front for engineering design and development costs, rather than paying for these costs after production has begun via component or materials pricing. We believe that this shift will help financially stabilize our suppliers and will encourage supplier investment in our business, but as a result, we will now bear certain of the costs of new product development years before we will realize any revenue on that new product, which reduces our liquidity. In the event that parts production volumes are lower than forecast, or that the supplier does not perform all the way through the production cycle, we will experience financial losses that we would not otherwise have incurred under the prior payment system. Our competitors may not change their supplier payment programs, and may not experience similar losses, putting us at a potential competitive disadvantage in terms of available capital.

Limitations on our liquidity and access to funding may limit our ability to execute our business plan and improve our business, financial condition and results of operations.

Our business is capital intensive and we require significant liquidity to support our business plan and meet other funding requirements. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources for a more detailed discussion of our liquidity and capital requirements. In addition, during periods of vehicle sales decreases, our cash flow and liquidity may be significantly negatively impacted because we typically receive revenues from vehicle sales before we are required to pay our suppliers. Any limitations on our liquidity, due to decreases in vehicle sales, the amount of or restrictions in our existing indebtedness, conditions in the credit markets, general economic conditions or otherwise, may adversely impact our ability to execute our business plan and improve our business prospects, financial condition and results of operations. In addition, any actual or perceived limitations of our liquidity may limit the ability or willingness of counterparties, including dealers, customers, suppliers and financial service providers, to do business with us, which may adversely affect our business, financial condition and results of operations.

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

Our defined benefit pension plans are currently underfunded. At the end of 2012, our defined benefit pension plans were underfunded by approximately $8.9 billion. Our pension funding obligations may increase significantly if investment performance of plan assets does not keep pace with our benefit payment obligations and we do not make additional contributions to offset these impacts. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources —Defined Benefit Pension Plans and OPEB Plans —Contributions and Funded Status —Defined Benefit Pension Plans —Funded Status, and —Critical Accounting Estimates —Pension.

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

To determine the appropriate level of funding and contributions to our defined benefit pension plans, as well as the investment strategy for the plans, we are required to make various assumptions, including an expected rate of return on plan assets and a discount rate used to measure the obligations under our defined benefit pension plans. Interest rate increases generally will result in a decline in the value of investments in fixed income securities and the present value of the obligations. Conversely, interest rate decreases will generally increase the value of investments in fixed income securities and the present value of the obligations. We are required to re-measure our discount rate annually and did so at December 31, 2012, with the result that our pension obligations increased. Any reduction in investment returns or the value of plan assets, or any increase in the present value of obligations may increase our pension expenses and required contributions, and as a result constrain our liquidity and materially adversely affect our financial condition and results of operations. If we fail to make required minimum funding contributions, we could be subjected to reportable event disclosure to the Pension Benefit Guaranty Corporation, as well as interest and excise taxes calculated based upon the amount of any funding deficiency.

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

When we sell vehicles in countries other than the U.S., we are subject to various laws, regulations and policies regarding the exchange and transfer of funds back to the U.S. In rare cases, we may be limited in our ability to transfer some or all of our funds for unpredictable periods of time. In addition, the local currency of a country may be devalued as a result of adjustments to the official exchange rate made by the government with little or no notice. For instance, we are subject to the rules and regulations of the Venezuelan government concerning our ability to exchange cash or marketable securities denominated in Venezuelan bolivar fuerte, or BsF, into U.S. dollars. Under these regulations, the purchase and sale of foreign currency must be made through the Commission for the Administration of Foreign Exchange, or CADIVI, at official rates of exchange and subject to volume restrictions. These factors limit our ability to access and transfer liquidity out of Venezuela to meet demands in other countries and also subject us to increased risk of devaluation or other foreign exchange losses. On December 30, 2010, the Venezuelan government announced an adjustment to the official CADIVI exchange rate, which resulted in a devaluation of our BsF denominated balances as of December 31, 2010. The Venezuelan government announced a further devaluation of the BsF relative to the U.S. dollar, effective February 13, 2013, which resulted in a further devaluation of our BsF denominated balances.

Our substantial indebtedness could adversely affect our financial condition, our cash flow, our ability to operate our business and could prevent us from fulfilling our obligations under the terms of our indebtedness.

We have a substantial amount of indebtedness. As of December 31, 2012, our total debt, including the debt of our subsidiaries, was $13,329 million (based on the face value of such indebtedness), excluding unused commitments of $1,300 million under our revolving credit facility. Despite our substantial amount of indebtedness, we may be able to incur significant additional debt, including secured and unsecured debt, in the future. Although restrictions on the incurrence of additional debt are contained in the terms of our $4.3 billion senior secured credit agreement, which includes a $3.0 billion Tranche B Term Loan and a $1.3 billion revolving credit facility, or Revolving Facility, collectively referred to as the Senior Credit Facilities, in the indenture governing the secured senior notes (which restricts only secured debt) and in our other financing arrangements, these restrictions are subject to a number of qualifications and exceptions. The more leveraged we become, the more we are exposed to the further risks associated with substantial leverage described below.

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

These restrictive covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, mergers and acquisitions, joint ventures or other corporate opportunities. In addition, the Senior Credit Facilities requires us to maintain a minimum ratio of borrowing base to covered debt, as well as a minimum liquidity of $3.0 billion, which includes any undrawn amounts on the Revolving Facility. Also, the Senior Credit Facilities, and the indentures governing the Secured Senior Notes and the senior unsecured note issued to the VEBA Trust with a face value of $4,587 million, or the VEBA Trust Note, may limit our ability and the ability of our subsidiaries to incur debt. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources for a further description of our indebtedness. Any new financing may include additional, and potentially more burdensome, covenants and restrictions on our operations and financial flexibility.

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

As of December 31, 2012, we had $13,329 million of outstanding indebtedness (based on the face value of such indebtedness), excluding unused commitments of $1,300 million under our revolving credit facility.

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

In order to comply with government regulations related to fuel economy and emissions standards, we must devote significant financial and management resources, as well as vehicle engineering and design attention to these legal requirements. We expect the number and scope of these regulatory requirements, along with the costs associated with compliance, to increase significantly in the future. In the U.S., for example, governmental regulation is driven by a variety of sometimes conflicting concerns, including vehicle safety, fuel economy and environmental impact (including GHG emissions). Complying with these regulatory requirements despite competing policy goals could significantly affect our plans for product development, particularly our plans to further integrate product development with our industrial partner, Fiat, and may result in substantial costs, including civil penalties, if we are unable to comply fully. They may also limit the types of vehicles we produce and sell and where we sell them, which can affect our vehicle sales and revenues. These requirements may also limit the benefits of the Fiat alliance, as we expend financial, vehicle design and engineering resources to the localization of Fiat vehicle platforms and adapt other Fiat technologies for use in our principal markets in North America, where Fiat has had a limited presence in recent years.

Among the most significant regulatory changes we face over the next several years are the heightened requirements for fuel economy and GHG emissions. CAFE provisions under the EISA, mandate that, by 2025, car and truck fleet-wide average fuel economy must be materially higher than that required today. In addition, as a result of the recent revelation that certain automakers’ reported fuel economy ratings that were higher than EPA’s verification testing showed, EPA has increased its scrutiny of all automakers’ fuel economy claims. This increased scrutiny could have an effect on the fuel economy ratings of certain of our vehicles, which, in turn, could affect our consumer perception and sales, and our ability to meet our CAFE obligations in the long-term.

The State of California, through CARB, is implementing its own program to regulate vehicle emissions that would require even further improved fuel economy. This California program currently has standards established for the 2009 through 2016 model years. Some additional states and Canadian provinces have also adopted variations of the California emissions standards.

In May 2009, President Obama announced a goal of implementing harmonized federal standards for fuel economy and GHG emissions. EPA and NHTSA, issued a joint final rule to implement this new federal program in May 2010. These standards apply to passenger cars, light-duty trucks, and medium-duty passenger vehicles built in model years 2012 through 2016, and CARB has agreed that compliance with the these federal emissions standards will be deemed compliance with the California emissions standards for the 2012 through 2016 model years. In the absence of these rules, we would be subject to conflicting and in some cases more onerous requirements enacted by California and adopted by other states. Moreover, in November, 2011, EPA and NHTSA issued a joint rule increasing the emissions standards from 2017 through 2025, such that the car and truck fleet-wide average fuel economy must achieve 54.5 miles per gallon by 2025. As with the model year 2012-2016 rule, compliance with the joint rule will be deemed compliance with California emissions requirements. Implementation of this rule will require us to take costly design actions and implement vehicle technologies that may not appeal to customers. In addition, if circumstances arise where CARB and EPA regulations regarding GHG emissions and fuel economy conflict, this too could require costly actions or limit the sale of certain of our vehicles in certain states. We could also be adversely affected if pending litigation by third parties outside of the automotive industry challenging EPA’s regulatory authority with respect to GHGs is successful and as a result, CARB were to enforce its GHG standards.

We are committed to meeting these new regulatory requirements. While we believe that our current product plan will meet the applicable federal and California GHG/fuel economy standards established through model year 2016, our compliance is dependent on our ability to purchase the ultra-low global warming potential refrigerant HFO1234yf, which would generate GHG credits pursuant to EPA’s GHG rule for model years 2012 through 2016. Manufacturing delays and consequential product shortages outside of our control could threaten the supply of the refrigerant in sufficient volumes to meet our compliance needs. Moreover, our current vehicle technology cannot yield the improvement in fuel efficiency necessary to achieve compliance with the requirements of the proposed 2017-2025 joint rule, and certain regulatory provisions dictate that our fleet of vehicles must be combined with the fleet of vehicles from our industrial partners Fiat Group Automobiles and Maserati vehicles for GHG and CAFE purposes. These matters may cause additional strain on our ability to comply with those rules. Even in the years leading up to 2016, we may not be able to develop appealing vehicles that comply with these requirements that can be sold at a competitive price. Our customers may not purchase these vehicles in the volumes necessary to achieve the proper fleet mix to achieve fuel economy requirements.

Canadian federal emissions regulations largely mirror the U.S. regulations.

The EU promulgated new passenger car CO2 emissions regulations beginning in 2012. This directive sets an industry target for 2020 of a fleet average measured in grams per kilometer, with the requirements for each manufacturer calculated based on the average weight of vehicles across its fleet. In addition, some EU member states have adopted or are considering some form of CO2 based vehicle tax, which may affect consumer preferences for certain vehicles in unpredictable ways, and which could result in specific market requirements that are more stringent than the EU emissions standards.

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

Additionally, any new regulations could result in substantial increased costs, which we may be unable to pass through to customers, and could limit the vehicles we design, manufacture and sell and the markets we can access. These changes could adversely affect our business, financial condition and results of operations. For example, pending litigation may prompt EPA to reexamine the use of selective catalyst reduction technology in diesel engines. Regulatory constraints on such use could adversely affect our ability to sell heavy-duty vehicles.

Safety standards set by regulatory authorities, as well as design, safety and quality ratings by widely accepted independent parties may have a significant negative effect on our costs and our vehicle sales.

Our vehicles must satisfy safety requirements that are developed and overseen by a variety of governmental bodies within the U.S. and in foreign countries. Our vehicles are also tested by independent vehicle rating programs such as the IIHS. In addition, independent ratings services such as Consumers Union and J.D. Power and Associates perform reviews on safety, design and quality issues, which often influence consumers’ purchase decisions.

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

We conduct sales, contract manufacturing, marketing, distribution and research and development operations with affiliated companies located in various tax jurisdictions around the world. While our transfer pricing methodologies are based on economic studies that we believe are reasonable, the transfer prices for these products and services could be challenged by the various tax authorities resulting in additional tax liabilities, interest and/or penalties, and the possibility of double taxation. To reduce the risk of transfer pricing adjustments, the Company entered into an advanced pricing agreement, or APA, with Canada that is applicable through 2014. We intend to seek an extension to the Canadian APA.

We depend on the services of our key executives, the loss of whose skills could materially harm our business. Also, we are in the process of hiring additional employees, and we may encounter difficulties with hiring sufficient employees with critical skills, particularly in competitive specialties such as vehicle design and engineering.

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

In addition, we are currently seeking to hire employees in a number of critical areas, including vehicle design and engineering. We have experienced some difficulties in hiring and retaining highly skilled employees, particularly in competitive specialties, and we may experience such difficulties going forward. Due to the potential lack of critical skills in our employee population, we may not be able to achieve our business plan targets in as cost-effective or efficient a manner as we have projected.

Our collective bargaining agreements limit our ability to modify our operations and reduce costs in response to market conditions.

Substantially all of our hourly employees in the U.S. and Canada are represented by unions and covered by collective bargaining agreements. We recently negotiated a new collective bargaining agreement with the UAW in 2011 and with the CAW in 2012. As a practical matter, both these agreements restrict our ability to modify our operations and reduce costs quickly in response to changes in market conditions during the terms of the agreements. These and other provisions in our collective bargaining agreements may impede our ability to restructure our business successfully to compete more effectively, especially with those automakers whose employees are not represented by unions.

Work stoppages at our suppliers’ facilities or other interruptions of production may harm our business.

A work stoppage or other interruption of production could occur at our facilities or those of our suppliers as a result of disputes under existing collective bargaining agreements with labor unions, or in connection with negotiations of new collective bargaining agreements, or as a result of supplier financial distress. A work stoppage or interruption of production at our facilities or those of our suppliers due to labor disputes, shortages of supplies, or any other reason (including but not limited to tight credit markets or other financial distress, natural or man-made disasters, or production difficulties) could substantially adversely affect our financial condition and results of operations.

We depend on our information technology and data processing systems to operate our business, and a significant malfunction or disruption in the operation of our systems, or a security breach that compromises the confidential and sensitive information stored in those systems, could disrupt our business and adversely impact our ability to compete.

Our ability to keep our business operating effectively depends on the functional and efficient operation of our enterprise resource planning and telecommunications systems, including our vehicle design, manufacturing, inventory tracking and billing and collection systems. We rely on these systems to make a variety of day-to-day business decisions as well as to track transactions, billings, payments and inventory. Such systems are susceptible to malfunctions and interruptions due to equipment damage, power outages, and a range of other hardware, software and network problems. Those systems are also susceptible to cybercrime, or threats of intentional disruption, which are increasing in terms of sophistication and frequency. For any of these reasons, we may experience systems malfunctions or interruptions. Although our systems are diversified, including multiple server locations and a range of software applications for different regions and functions, and we are currently undergoing an effort to assess and ameliorate risks to our systems, a significant or large-scale malfunction or interruption of our computer or data processing systems could adversely affect our ability to manage and keep our operations running efficiently, and damage our reputation if we are unable to track transactions and deliver products to our dealers and customers. A malfunction that results in a wider or sustained disruption to our business could have a material adverse effect on our business, financial condition and results of operations.

We are currently in the process of transitioning, retiring or replacing a significant number of our software applications at an accelerated rate, an effort that will continue in future years. These applications include, among others, our engineering, finance, procurement and communication systems. During the transition periods, and until we fully migrate to our new systems, we may experience material disruptions in communications, in our ability to conduct our ordinary business processes and in our ability to report out on the results of our operations. Though we are taking commercially reasonable steps to transition our data properly and to assess and minimize risk during this process, we may lose significant data in the transition, or we may be unable to access data for periods of time without forensic intervention. Loss of data may affect our ability to continue ongoing business processes according to the dates in our business plan, or could affect our ability to file timely reports required by a wide variety of regulators, including the U.S. Securities and Exchange Commission, or SEC. Our ability to comply with the requirements of the Sarbanes-Oxley Act, to the extent required of us, may also be compromised.

In addition to supporting our operations, we use our systems to collect and store confidential and sensitive data, including information about our business, our customers and our employees. As our technology continues to evolve, we anticipate that we will collect and store even more data in the future, and that our systems will increasingly use remote communication features that are sensitive to both willful and unintentional security breaches. Much of our value is derived from our confidential business information, including vehicle design, proprietary technology and trade secrets, and to the extent the confidentiality of such information is compromised, we may lose our competitive advantage and our vehicle sales may suffer. We also collect, retain and use personal information, including data we gather from customers for product development and marketing purposes, and data we obtain from employees. In the event of a breach in security that allows third parties access to this personal information, we are subject to a variety of ever-changing laws on a global basis that require us to provide notification to the data owners, and that subject us to lawsuits, fines and other means of regulatory enforcement. Our reputation could suffer in the event of such a data breach, which could cause our customers to purchase their vehicles from our competitors. Ultimately, any compromise in the integrity of our data security could have a material adverse effect on our business.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We own or lease 33 principal manufacturing facilities, of which 22 are located in the U.S., six in Mexico, four in Canada and one in South America. These manufacturing facilities primarily include vehicle assembly plants, powertrain plants, and metal stamping plants. Our manufacturing facilities in the U.S. are primarily located in Michigan, Indiana, Ohio, and Illinois. We own our principal engineering and research facilities and general offices, which are located in Auburn Hills, Michigan and include approximately 5.4 million square feet on 465 acres, including our 4.8 million square foot technology center.

We own proving grounds located in Michigan and Arizona, which allow us to test vehicle performance and safety in a wide variety of environments. We operate several parts distribution facilities primarily located in the U.S., Canada, Mexico and other international locations. These locations facilitate the distribution of service and accessory parts to our dealer network and include a combination of owned and leased facilities.

We own or lease various dealership and vehicle storage properties in the U.S., Canada and Japan, which we in turn lease to our dealers. Our warehouses and sales offices are primarily leased and are located in various states throughout the U.S. and in Canada, Mexico and other international locations.

Our principal engineering and research facilities and general offices are encumbered by a mortgage given to secure a loan on our Auburn Hills headquarters. Substantially all of our owned facilities and principal properties located in the U.S., subject to certain exceptions, are encumbered by the Senior Credit Facilities and the Secured Senior Notes. Certain of our owned facilities in Mexico have been placed in special purpose trusts to secure the repayment of the Mexican development banks credit facilities. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources for additional information.

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

There is no public market for our common equity. On January 1, 2013, in accordance with our LLC Operating Agreement, the Class B Membership Interests outstanding on that date were converted into a proportionate number of Class A Membership Interests. As of March 7, 2013, there were two holders of our Class A Membership Interests.

We have issued no cash dividends or distributions, other than certain state taxes withheld on behalf of our members as required by state statutes, on our Class A Membership Interests or our previously issued Class B Membership Interests in the two most recent fiscal years.

Both our senior secured credit agreement and the indenture governing our secured senior notes contain limitations on our ability to make restricted payments, including a limit on declaring dividends or making distributions to our members. Each of these agreements is filed as an exhibit to this report.

The following sets forth information regarding our equity compensation plans as of December 31, 2012:

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	31,097 (1)	— (2)	12,663 (3)

Total	31,097	—	12,663

(1)	The amount reported in the table consists of the units granted under our Restricted Stock Unit Plan, the Amended and Restated Chrysler Group LLC Directors’ Restricted Stock Unit Plan and the 2012 Long Term Incentive Plan, or collectively the Plans. Under the Plans, each unit represents the right to receive a Chrysler Group Unit, which represents 1/600th of the value of a Class A Membership Interest on a fully diluted basis. Since there is currently no publicly observable trading price for our membership interests, we periodically conduct valuations of our Class A Membership Interests’ fair value. The number reported in the table represents the number of Class A Membership Interests determined by dividing 18,658,326, the number of Chrysler Group Units related to outstanding units issued under the Plans as of December 31, 2012, by 600. Prior to an initial public offering of equity securities, or IPO, all payments under the Plans are settled solely in cash and, on or after an IPO, payment may be in cash or publicly traded stock as determined by the Company in its sole discretion. For a description of our share-based compensation plans, see Item 11. Executive Compensation —Compensation Discussion and Analysis —Compensation Components —Director Compensation and Note 16, Share-Based Compensation, of our accompanying audited consolidated financial statements.
(2)	The units issued under the Plans do not require any payment by the holder to the Company at the time of vesting or otherwise and, accordingly, there is no weighted-average exercise price information reported in column (b).
(3)	The number reported in the table represents the number of Class A Membership Interests determined by dividing 7,597,694, the number of Chrysler Group Units remaining available for grant as of December 31, 2012, by 600.

Item 6.	Selected Financial Data.

The following sets forth selected financial data of Chrysler Group (Successor) and Old Carco (Predecessor). The selected financial data has been derived from:

•	Chrysler Group’s accompanying audited consolidated financial statements as of and for the years ended December 31, 2012, 2011 and 2010 (Successor);

•	Chrysler Group’s audited consolidated financial statements as of December 31, 2009 and for the period from June 10, 2009 to December 31, 2009 (Successor), which are not included in this report; and

•	Old Carco’s audited consolidated financial statements as of June 9, 2009 and December 31, 2008 and for the period from January 1, 2009 to June 9, 2009 and the year ended December 31, 2008 (Predecessor), which are not included in this report.

Chrysler Group was formed on April 28, 2009. On June 10, 2009, we purchased the principal operating assets and assumed certain liabilities of Old Carco and its principal domestic subsidiaries, in addition to acquiring the equity of Old Carco’s principal foreign subsidiaries, in the 363 Transaction approved by the bankruptcy court. Chrysler Group represents the successor to Old Carco for financial reporting purposes. Old Carco represents the Predecessor to Chrysler Group for financial reporting purposes.

Refer to Item 1. Business for additional discussion of Chrysler Group’s background and formation.

	Successor				Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from June 10, 2009 to December 31, 2009	Period from January 1, 2009 to June 9, 2009	Year Ended December 31, 2008
	(in millions of dollars)				(in millions of dollars)
Consolidated Statements of Operations Data:
Revenues, net	$65,784	$54,981	$41,946	$17,710	$11,082	$48,477
Gross margin	10,434	8,559	6,060	1,599	(1,934)	1,928
Selling, administrative and other expenses	5,179	4,751	3,797	4,336	1,599	3,991
Research and development expenses, net	2,324	1,674	1,500	626	452	1,525
Restructuring (income) expenses, net (1)	(61)	3	48	34	(230)	1,306
Interest expense (2)	1,094	1,238	1,276	470	615	1,080
Loss on extinguishment of debt (3)	—	551	—	—	—	—
Impairment of brand name intangible assets (4)	—	—	—	—	844	2,857
Impairment of goodwill (5)	—	—	—	—	—	7,507
Reorganization expenses, net (6)	—	—	—	—	843	—
Net income (loss)	1,668	183	(652)	(3,785)	(4,425)	(16,844)
Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in):
Operating activities	$5,821	$4,603	$4,195	$2,335	$(7,130)	$(5,303)
Investing activities	(3,557)	(1,970)	(1,167)	250	(404)	(3,632)
Financing activities	(251)	(405)	(1,526)	3,268	7,517	1,058
Other Financial Information:
Depreciation and amortization expense	$2,701	$2,876	$3,051	$1,587	$1,537	$4,808
Capital expenditures	3,633	3,009	2,385	1,088	239	2,765
Consolidated Balance Sheets Data at Period End:
Cash, cash equivalents and marketable securities	$11,614	$9,601	$7,347	$5,877	$1,845	$1,898
Restricted cash	371	461	671	730	1,133	1,355
Total assets	40,971	37,543	35,449	35,423	33,577	39,336
Current maturities of financial liabilities	456	230	2,758	1,092	2,694	11,308
Long-term financial liabilities	12,147	12,344	10,973	8,459	1,900	2,599
Members’ deficit	(7,259)	(6,035)	(4,489)	(4,230)	(16,562)	(15,897)
Other Statistical Information (unaudited):
Worldwide factory shipments (in thousands) (7)(9)	2,409	2,011	1,602	670	381	1,987
Net worldwide factory shipments (in thousands) (8)(9)	2,432	1,993	1,581	672	459	2,065
Worldwide vehicle sales (in thousands) (9)	2,194	1,855	1,516	725	593	2,007
U.S. dealer inventory at period end (in thousands)	427	326	236	179	246	398
Number of employees at period end (10)	65,535	55,687	51,623	47,326	48,237	52,191

(1)	Old Carco initiated multi-year recovery and transformation plans aimed at restructuring its business in 2007, which were refined in 2008 and 2009 due to depressed economic conditions and decreased demand for its vehicles. We have continued to execute the remaining actions initiated by Old Carco. For additional information refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations.

(2)	Interest Expense for the period from January 1, 2009 to June 9, 2009 excludes $57 million of contractual interest expense on debt subject to compromise.
(3)	In connection with the May 2011 repayment of our outstanding obligations under the U.S. Treasury first lien credit facilities, or U.S. Treasury credit facilities, and the Export Development Canada Credit Facilities, or EDC credit facilities, we recognized a $551 million loss on extinguishment of debt. The charges consisted of the write off of $136 million of unamortized discounts and $34 million of unamortized debt issuance costs associated with the U.S. Treasury credit facilities and $367 million of unamortized discounts and $14 million of unamortized debt issuance costs associated with the EDC credit facilities.
(4)	Old Carco recorded indefinite-lived intangible asset impairment charges of $844 million and $2,857 million during the period from January 1, 2009 to June 9, 2009 and the year ended December 31, 2008, respectively, related to its brand names. The impairments were primarily a result of the significant deterioration in Old Carco’s revenues, the ongoing volatility in the U.S. economy, in general, and in the automotive industry in particular, and a significant decline in its projected production volumes and revenues considering the market conditions at that time.
(5)	In 2008, Old Carco recorded a goodwill impairment charge of $7,507 million, primarily as a result of significant declines in its projected financial results considering the deteriorating economic conditions and the weakening U.S. automotive market at that time.
(6)	In connection with Old Carco’s bankruptcy filings, Old Carco recognized $843 million of net losses during the period from January 1, 2009 to June 9, 2009, from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization and restructuring of the business, as well as professional fees directly related to the process of reorganizing Old Carco and its principal domestic subsidiaries under Chapter 11 of the U.S. Bankruptcy Code. These losses were partially offset by a gain on extinguishment of certain financial liabilities and accrued interest.
(7)	Represents vehicle sales to our dealers, distributors, contract manufacturing customers and fleet customers. For additional information refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Worldwide Factory Shipments.
(8)	Represents vehicle sales to our dealers, distributors, contract manufacturing customers and fleet customers adjusted for Guaranteed Depreciation Program, or GDP, vehicle shipments and auctions. For additional information refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Worldwide Factory Shipments.
(9)	Vehicles manufactured by Chrysler Group for other companies, including for Fiat, are included in our worldwide factory shipments and new worldwide factory shipments, however, they are excluded from our worldwide vehicles sales.
(10)	The number of employees provided for June 9, 2009 is as of June 30, 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with the information included under Item 1. Business, Item 6. Selected Financial Data and our accompanying audited consolidated financial statements and related notes thereto. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under —Disclosure Regarding Forward-Looking Statements and Item 1A. Risk Factors. Actual results may differ materially from those contained in any forward-looking statements.

Overview of our Operations and Formation

We generate revenues, income and cash primarily from our sales of Chrysler, Jeep, Dodge and Ram vehicles and Mopar service parts and accessories to dealers and distributors for sale to retail and fleet customers. As part of our industrial alliance with Fiat, we also manufacture Fiat vehicles, which we sell to Fiat or distribute ourselves throughout North America. The majority of our operations, employees, independent dealers and vehicle sales are in North America, principally in the United States. Approximately 10 percent of our vehicle sales in 2012 were outside North America, mostly in Asia Pacific, South America and Europe. We also generate revenues, income and cash from the sale of separately-priced service contracts to consumers and from providing contract manufacturing services to other vehicle manufacturers. Our dealers enter into wholesale financing arrangements to purchase vehicles to hold in inventory for sale to retail customers. Our retail customers use a variety of finance and lease programs to acquire vehicles from our dealers.

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

Progress on our Strategic Business Plan in 2012

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

We have made significant progress against our stated business plan objectives as they related to:

•	Product Development. We have made meaningful strides in rationalizing our product mix to produce a range of desirable vehicles with improved fuel economy. Where feasible, we have leveraged the use of common platform architectures and technologies with Fiat. Following these principles, we have completed an extensive renewal of our product lineup with the launch of over 20 new or significantly refreshed vehicles since our formation in mid-2009. Among those vehicles, we began selling the widely-acclaimed new Jeep Grand Cherokee, and we worked in cooperation with Fiat to launch our first vehicle in the mini-segment, the eco-friendly Fiat 500.

In 2012, we launched the new, fuel-efficient Dodge Dart, the first vehicle built on the CUSW platform that we co-developed with Fiat. We plan to use the CUSW platform for the all-new Jeep Cherokee in 2013, and for all of our future C- and D-segment vehicles, except the body-on-frame Jeep Wrangler. We expect that widespread use of this platform will reduce the total number of our passenger car and utility vehicle platforms from 11 in 2010 to seven by the end of 2014, three of which will be shared with Fiat. We plan to continue to use other platforms for our medium-duty and chassis cab trucks, as well as for the new SRT Viper we launched this year. We expect to garner savings from common sourcing for shared platform technology, and expect that benefit will continue to grow with the wider deployment of such common architectures.

For the third consecutive year, Ward’s Auto recognized our Pentastar V-6 as one of the “10 Best Engines” for the coming model year. Because of this engine’s flexible architecture, we are able to deploy it across our product portfolio, which affords us significant efficiencies in manufacturing and logistics. The engine contributes to greater fuel efficiency in our Jeep Grand Cherokee, Chrysler 300 and Town and Country, and 11 other models. This engine is also utilized in the Fiat Freemont and Lancia Voyager, and we plan to use it in the Ram ProMaster commercial van beginning in 2013. By January 2012, we had produced one million of these engines to meet growing demand, and we have taken several steps to increase our manufacturing capacity. We also manufacture the 1.4L FIRE engine for use in the Fiat 500 that we began selling in 2011. Finally, we continue our efforts to broaden the offerings for our Tigershark engine, and to combine it with Fiat technology. Additional progress on our efforts to develop and implement technologies in tandem with Fiat are detailed in Item 1. Business —Research, Development and Intellectual Property.

•	Product Quality. We believe we are making significant inroads in our efforts to enhance product quality and reliability. We have improved the quality of our interiors, implemented a multitude of improvements in our manufacturing processes and quality control through WCM, and have doubled the number of test miles for all our vehicles. Due to increased reliability, our warranty claims have fallen by over thirty percent since our formation in mid-2009, and are down nearly sixty percent from 2007. Additionally, our customer surveys indicate that these improvements, coupled with enhanced customer service, have increased Chrysler Group vehicle owners’ satisfaction with our products and willingness to recommend our brands to their friends and families.

These changes have also continued to translate into improved third-party ratings and a number of awards recognizing the desirability and strong residual values of our vehicles. In 2012, our new Ram 1500 received both the Motor Trend “Truck of the Year” and the North American International Auto Show “Truck/Utility of the Year.” Our Jeep Grand Cherokee has received more awards than any other SUV. Finally, 12 of our 2012 vehicles were designated as Top Safety Picks by the IIHS, as compared to five of our 2010 models.

•	Enhancing Our Brands. We are continuing to focus heavily on building the value of our brands as a means to increase sales of our vehicles and service parts to minimize our reliance on sales incentives. This effort has included our multi-year campaign to strengthen our Chrysler, Jeep, Dodge and Mopar brands, to develop Ram as a separate brand, to add the SRT designation for select performance vehicles, and to reintroduce the Fiat brand in the U.S. and Canadian markets.

Our marketing efforts, particularly our “Imported from Detroit” campaign, garnered significant attention and accolades for us throughout 2011 and 2012. Though the campaign centered on the Chrysler brand, the momentum of the advertisements elevated all our brands and enhanced our company image. In 2012, we launched additional campaigns to support the launch of the Dodge Dart, to increase global awareness of the Jeep brand and to better target potential Ram buyers. During that year, we had record worldwide Jeep brand sales of 702,000 vehicles, a 19 percent increase over the prior year. In addition, the Ram brand’s market share increased 1.5 percentage points in the highly competitive U.S. large pick-up truck market, which included significant sales to conquest buyers. We believe our substantial investment in marketing has contributed to the 21 percent increase in our U.S. vehicle sales in 2012.

We have continued to have each brand headed by a single individual with responsibility for the brand’s identity and product portfolio. The head of each brand is responsible for ensuring that each vehicle within that brand’s product lineup reflects brand attributes such as distinct appearance, capability, performance, content, ride and handling. In addition, we have separated advertising and marketing efforts for each brand to further underscore brand differentiation.

In 2013, we will continue to invest in our brands and are turning our focus to “giving back,” a theme captured in our recently launched campaigns that emphasize the historical ties of the Jeep brand to the U.S. military and the long-standing relationship of the Ram brand and the Future Farmers of America Organization.

As with our own brands, our management of the Fiat brand for the North American market is headed by a single individual. We and Fiat are jointly responsible for determining strategies, policies and plans relating to this part of our portfolio and Chrysler Group is responsible for management and implementation of such plans and policies.

•	Optimizing our U.S. Dealer Network. We have largely completed the consolidation of our dealer network, with 91 percent of our Chrysler, Jeep, Dodge and Ram dealers now selling all four brands of our vehicles in one strategically selected location. We are currently working to strengthen the network by closing gaps in geographical coverage, solidifying dealer financials and profitability, modernizing sales and service facilities, and increasing diversity, all of which we believe will continue to increase per-dealer sales. As of December 31, 2012, we had 2,570 U.S. dealers in our network, of which 2,370 were Chrysler, Jeep, Dodge and Ram dealers. We had 200 independent Fiat dealerships in the U.S., of which 175 are owned by our Chrysler, Jeep, Dodge and Ram dealers. In 2012, approximately 87 percent of the U.S. dealers in our dealer network reported to us that they were profitable. This compares to approximately 86 percent in 2011, 82 percent in 2010 and 70 percent in 2009. The average profit per dealer is at its highest mark in ten years.

Now more profitable, and with access to available capital on reasonable terms, our dealers are increasingly willing to make the significant investments necessary to attract customers, which have involved construction, renovation, and maintenance of modern sales and service facilities that are equipped with state-of-the-art diagnostic equipment, tools and information management systems, and are staffed by well-trained sales and service personnel. Since we began operations in June 2009, dealers in our network have committed to invest $670 million in new construction and major renovations to their Chrysler, Jeep, Dodge and Ram dealerships. In addition, our Fiat dealers have invested over $160 million in new, state-of-the-art facilities.

We continue to focus heavily on increasing diversity among the owners of our dealerships to better reflect and serve the communities in which they are situated. We are a leader among our competitors in this regard, with more than 6 percent of our dealerships minority owned and operated. We have achieved this level of diversity through our unique 18-month education program that prepares high-potential minority candidates to own and successfully operate a dealership.

•	Maximizing Efficiency through World Class Manufacturing. In 2012, we invested approximately $205 million in our manufacturing plants to improve the infrastructure, efficiency and quality of our production systems. This investment, which was incremental to the investments we made for our new model launches, was part of our continued effort to apply WCM principles to our manufacturing operations. WCM fosters a manufacturing culture that targets improved performance, safety and efficiency, as well as the elimination of all types of waste.

Our progress toward achieving WCM goals is verified by WCM experts, who measure our plants’ performance against 20 categories of pre-determined WCM metrics. In 2012, four Chrysler facilities achieved WCM Bronze Award status (Dundee Engine, Windsor Assembly, Toledo Assembly Complex, and Saltillo Assembly). We conducted 46 WCM reviews in 2012, and we are planning for 59 in 2013. Beginning in 2012, we also engaged key suppliers in the pilot phase of WCM Lite, a program through which suppliers can learn and incorporate WCM principles in their own operations.

Our integration of WCM enabled us to launch several new vehicles in 2012, while also increasing our manufacturing pace to grow our shipments from 2.0 million in 2011 to 2.4 million in 2012, in line with our business plan. We also utilized WCM principles to guide the production launch of the new 8-Speed transmission at the Kokomo Transmission Plant, and to introduce the 3-crew operating pattern at Jefferson North Assembly Plant, which helps us generate more volume without significantly increased labor costs. Despite these demands on our operations, we have continued to drive process improvement in our plants. In 2012, we reduced the frequency of injuries by 26 percent, and we recognized manufacturing cost productivity improvement of seven percent. In addition, we made significant strides in manufacturing quality, advancing the dimensional control of our processes to achieve better consistency in fit and finish during assembly and stamping processes.

In January 2012, we opened the WCM Academy, a training facility designed to transfer WCM know-how to participants using automated learning modules and a variety of hands-on simulation techniques. The WCM Academy delivered training to more than 3,400 employees across 34 courses in 2012. Participants who attend the full program commit to leading a follow-up WCM project in their home plant, and then return to the academy to verify and share their results. In addition to Academy-based training, 51 in-plant workshops were conducted to further advance WCM methodology and tool usage.

•	Procurement. We have established joint purchasing programs with Fiat that are designed to yield preferred pricing and supplier responsiveness, particularly with respect to shared parts and common suppliers. This joint sourcing has yielded benefits that span both direct and indirect procurement, from powertrain components and robots, to computer equipment and corporate expenses. Working with Fiat’s automotive and industrial affiliates, the alliance provides the opportunity to develop global commodity and supplier strategies, which allow us to leverage our combined annual direct purchasing power of approximately $96 billion in 2012. For example, in utilizing the shared CUSW platform for the Dodge Dart, we were able to negotiate tiered reductions in part costs. As volume grows with sales of the Dodge Dart and launches of subsequent vehicles based on the same platform, we expect to realize savings on these common parts. We are currently also working on a global component standardization initiative with Fiat. As we deploy these standardized components across our vehicle lines, we expect to realize additional savings in development, investment and variable cost.

•	Supply Chain Management. In 2012, we continued to maintain the discipline in our supply chain function that began with the implementation of our business plan in 2010. Our supply chain management function coordinates efforts to accurately forecast demand, manage the materials and vehicle ordering processes, track plant capacity, schedule production, allocate product inventory and arrange transportation logistics. Supply chain management is important in preventing potentially costly oversupply or undersupply conditions. Our continued rigor and process improvement in this area has enabled us to rapidly grow our shipments from 1.6 million vehicles in 2010 to 2.4 million vehicles in 2012. At the same time, our improved efficiency in logistics has helped us to improve our 2012 fuel economy for our internal fleet of trucks by 8 percent over our 2010 figures, substantially reducing our CO2 emissions on a per vehicle produced basis, in line with the Company’s commitment to sustainability.

Our supply chain management also monitors our dealers’ vehicle inventory levels to maintain availability of vehicles to facilitate sales, while at the same time preventing excess dealer stock to avoid the need for increased dealer and retail incentives. Since our formation in 2009, we have experienced significant growth in volumes. We have also faced many challenges in forecasting sales patterns given the launch of over 20 new and significantly refreshed vehicles, including most recently, the all-new Dodge Dart and the new Ram 1500. We have nevertheless continued to manage U.S. dealer vehicle inventory levels more in line with market demand and finished the year with 73 days supply (number of units in dealer inventory divided by the daily selling rate for December 31, 2012). Our days supply is up from 64 days supply as of December 31, 2011 due to the Dodge Dart and Ram 1500 launches.

•	Global Distribution. We have made significant progress on our plan to increase our sales of vehicles and service parts outside of North America by leveraging the Fiat alliance to provide better access to key markets in Europe and South America. In June 2011, Fiat became the general distributor of our vehicles and service parts in Europe, where it sells our products through a network of newly appointed dealers. As contemplated by that plan, we are producing and selling several of our vehicle models and related service parts to Fiat for significantly expanded distribution in Europe, including a range of Jeep models and several Chrysler brand vehicle models sold under Fiat’s Lancia brand.

In addition, in July 2011, we began producing the Fiat Freemont, a utility vehicle based on the Dodge Journey, which Fiat distributes in Europe. We have also implemented strategies by which we are benefitting from Fiat’s longstanding presence in Brazil, the largest automotive market in South America. In that regard, Fiat is also distributing the Chrysler Group manufactured Fiat Freemont in Brazil, and is selling a portion of the Fiat 500 vehicles that we manufacture in Mexico through its dealer network in Brazil and Argentina. Fiat is also selling a portion of the Fiat 500 vehicles we manufacture in Mexico through its dealers in China. Fiat added the Fiat Freemont to its portfolio in China in 2012.

As the exclusive distributor of Fiat in North America, we began distributing Fiat vehicles in Mexico in 2010, and we are now producing and selling the Fiat 500 throughout North America. We began to distribute Alfa Romeo vehicles in Mexico in 2011, and we will also be the exclusive distributor for Alfa Romeo in the U.S. and Canada. We are also taking on the distribution of Fiat vehicles outside North America in those regions where our dealer networks are better established. In January 2012, we began distributing Fiat vehicles and service parts through our international distribution center in Russia, and in May 2012, we began to distribute Fiat vehicles and service parts in Australia and New Zealand. We also began to distribute Fiat vehicles in Japan during 2012 and South Korea during 2013. As a result of this increased global activity, our sales outside of North America grew from 196,000 in 2011 to 277,000 in 2012, including sales of vehicles manufactured by us and sold by Fiat as Fiat- and Lancia-branded vehicles.

Finally, we are exploring additional opportunities for the local production and expansion of the sale of Chrysler Group vehicles and service parts in growing and emerging markets, such as China and Russia, in connection with Fiat’s efforts to establish or expand manufacturing and distribution activities in those markets. To that end, we licensed certain technology to Fiat for a vehicle that a Fiat joint venture began to produce in China in 2012, and we are now selling related service parts to that joint venture. In 2014, we expect to participate in an arrangement with Fiat to build a Jeep vehicle in China to be sold only in China.

•

Management Structure. At the time of our formation, we implemented a flatter management structure so that each functional area of our business reports directly to the Chief Executive Officer. To facilitate collaboration and enhance speed of decision-making, two management committees chaired by our Chief Executive Officer meet regularly to consider significant operational matters. Our Product Committee oversees capital investment, engineering and product development, while our Commercial

Committee oversees matters related to sales and marketing. Both committees include the managers of each of our brands, each of whom also has a separate functional responsibility across all the brands. We believe this matrix system has fostered cooperation and information sharing and further speeds decision-making. For example, the head of the Jeep brand is also the head of international operations for all our brands, and the head of our Dodge brand is also responsible for sales in the U.S. and Canada for all of our brands.

In addition, we recently formed a third management committee, the Industrial Committee, to coordinate and expedite the mitigation of operational risks associated with the production and distribution of our vehicles. This committee, which consists of our industrial heads, is similarly chaired by our Chief Executive Officer.

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

Our business plan also includes targets related to increased liquidity. On May 24, 2011, we completed a refinancing transaction whereby we entered into a $4.3 billion senior secured credit agreement, which includes a $3.0 billion Tranche B Term Loan and a $1.3 billion undrawn revolving credit facility. In addition, we issued $3.2 billion of secured senior notes. The net proceeds received from the refinancing transaction, along with the proceeds received from Fiat’s concurrent exercise of its incremental equity call option, and cash generated from our operations, were used to repay all amounts outstanding under the U.S. Treasury and EDC credit facilities. Refer to —Liquidity and Capital Resources —Liquidity Overview and specifically to —Repayment of U.S. Treasury and Export Development Canada Credit Facilities and —Senior Credit Facilities and Secured Senior Notes below, for additional information regarding our current sources of liquidity and capital resources and refinancing transaction.

See Item 1. Business —Chrysler Group Overview and Item 13. Certain Relationships and Related Transactions, and Director Independence —Transactions with Fiat for additional information regarding our progress in implementing our business plan.

Trends, Uncertainties and Opportunities

Rate of U.S. Economic Recovery. The U.S. economy has not yet fully recovered from the recession that developed in late 2007 and culminated in the severe global credit crisis in 2008 and 2009. The high unemployment rates that developed during that period have fallen off slowly over the past several years, and the U.S. economy has grown moderately at best. Coupled with concern over events such as the “fiscal cliff” at the end of 2012, and sequestration in early 2013, and sustained economic weakness in several parts of the world, consumer confidence levels in the U.S. remain depressed. As a result, despite the aging car parc, consumers have remained hesitant to purchase new vehicles. Vehicle sales in 2012, at a U.S. seasonally adjusted annualized sales rate, or SAAR, level of 14.8 million, still remain well below the 16.5 million in 2007. For the past several years, we have conservatively estimated U.S. SAAR levels, but our estimate of 15.5 million vehicles for 2013 is aligned with other industry estimates. Our ability to meet our performance targets in 2013 and future years will depend more heavily than ever on whether our estimates of growth are accurate, and whether we continue to capture greater market share as that growth unfolds.

Product Development and Launches. Since our formation in mid-2009, we have launched more than 20 new and significantly refreshed vehicles. Despite this strong cadence, we are still suffering the effects of the long interruption in Old Carco’s launch of new and significantly refreshed products, particularly during 2008 and 2009. Until our lineup consists of more competitive vehicles desired by consumers, particularly with respect to passenger cars, we will have to continue this accelerated pace of new vehicle launches. This challenging product development and launch schedule depends heavily on continued successful collaboration with Fiat, particularly in terms of sharing vehicle platforms. During the development of these new offerings, despite the pace, we must also heed our commitment to improved quality. Moreover, our ability to continue to make the necessary investments in product development to achieve these plans depends in large part on the market acceptance and success of the new and significantly refreshed vehicles we introduced early in the process.

Pricing. Our profitability depends in part on our ability to maintain or increase margins on the sale of vehicles, while operating in an automotive industry that has intense price competition resulting from the wide variety of available competitive vehicles and manufacturing overcapacity. Historically, manufacturers have competed for vehicle sales by offering dealer, retail and fleet incentives, including cash rebates, option package discounts, guaranteed depreciation programs, and subsidized financing or leasing programs, all of which constrain margins on vehicle sales. Although we will continue to use such incentives to generate sales for particular models in particular geographic regions during specific time periods, we are focusing on achieving higher sales volumes by building brand value, balancing our product portfolio by offering smaller vehicle models, and improving the content, quality and performance of our vehicles. Throughout 2010, our U.S. retail average net transaction price increased and our average incentive per unit decreased, as adjusted for changes in model mix over the period, due to favorable content mix and net price discipline. We continued this positive trend into 2011, and in 2012, we maintained our average net transaction price, and kept our incentive per unit largely stable as well, as adjusted for changes in model mix. We may encounter challenges given that our smaller, less expensive cars are not currently as competitive as our larger, more profitable vehicles, and we may not be able to price our vehicles or minimize our incentives as planned.

Vehicle Profitability. Our results of operations depend on the profitability of the vehicles we sell, which tends to vary by vehicle segment. Vehicle profitability depends on a number of factors, including sales prices, net of sales incentives, costs of materials and components, as well as transportation and warranty costs. Typically, larger vehicles, which tend to have higher unit selling prices, have been more profitable on a per unit basis. Therefore, our minivans, larger utility vehicles and pick-up trucks have generally been more profitable than our passenger cars. Our minivans, larger utility vehicles and pick-up trucks accounted for approximately 55 percent of our total U.S. vehicle sales in 2012. The vehicle profitability of this portion of our portfolio is approximately 69 percent of our overall profitability. While more profitable on a per unit basis, these larger vehicles have relatively low fuel economy and over the past several years, consumer preferences have shifted away from these vehicles, particularly in periods of relatively high fuel prices. As part of the Fiat alliance, we continue to work toward a more balanced product portfolio that we believe would mitigate the future impact of any shift in consumer demand. In order to ensure that our portfolio of vehicles appropriately addresses the range of vehicles that may appeal to consumers over time, we have renewed our focus on the design, manufacturing, marketing and sale of our passenger cars, including mini, compact and subcompact cars, notwithstanding the lower per unit profitability. Our success in selling these smaller vehicles will provide us not only with a degree of insulation from the effects of changing consumer preferences, but will also be an important part of our efforts to comply with tightening environmental and fuel economy standards and to achieve corporate sustainability goals. Until we develop a full line of competitive passenger car offerings, we must continue to make substantial investments in product development and engineering, and our ability to increase our margins on these offerings is therefore limited as compared to our competitors. In addition, our vehicle sales through dealers to retail customers are normally more profitable than our fleet sales. Our fleet customers increasingly tend to purchase a higher proportion of our smaller, more fuel-efficient vehicles, which have historically had a lower profitability per unit. Nevertheless, our fleet sales have been an important source of stable revenue and can also be an effective means for marketing our vehicles. Our fleet sales also help to normalize our plant production because they typically involve the delivery of a large, pre-determined quantity of vehicles over several months. In line with our plan to decrease fleet sales as a percentage of our total business, our U.S. fleet sales accounted for approximately 26 percent of our total U.S. vehicle sales in 2012, versus 28 percent in 2011 and 36 percent in 2010.

Cost of Sales. Our cost of sales is comprised of a number of elements. The most significant element of our cost of sales is the cost of materials and components, which makes up the majority of our cost of sales, typically around 75 percent of the total. A large portion of our materials and component costs are affected directly or indirectly by raw materials prices, particularly prices for steel, aluminum, lead, resin and copper, as well as precious metals. The prices for these raw materials fluctuate and can be difficult to predict. These market conditions affect, to a significant extent, our ability to manage our cost of sales over the long term. To the extent raw material price fluctuations may affect our cost of sales, we typically seek to manage these costs and minimize the impact on cost of sales through the use of fixed price purchase contracts and the use of commercial negotiations and technical efficiencies. As a result, for the periods reported, changes in raw material costs generally have not had a material effect on the period to period comparisons of our cost of sales. Nevertheless, our cost of sales related to materials and components has increased, as we have significantly enhanced the quality and content of our vehicles in an effort to remain competitive. Our ability to price our vehicles so as to recover those increased costs does, and will continue to, impact our profitability.

The remaining costs principally include labor costs, consisting of direct and indirect wages and fringe benefits, depreciation and amortization, and transportation costs. To grow our production from 2.0 million vehicles in 2011 to 2.4 million vehicles in 2012, these elements of our cost of sales increased. The uptick in our volumes required us to take numerous actions to increase production capacity at our own plants, and we also had to demand that our suppliers quickly increase their production levels as well. This growth occurred in a production environment that was already capacity constrained, due to the greater volumes in 2011 over the 1.6 million vehicles we produced in 2010. As a result of this growth, we could not maximize our efficiency, and we incurred non-standard costs for overtime, expedited freight and component banking. As with our suppliers, the industry’s just-in-time inventory systems further exacerbate our costs in times of sudden capacity constraints. In some cases, we outsourced our operations, but moving our production to suppliers or to locations overseas, where there is available capacity, creates additional risk with respect to quality control, component pricing, logistics and currency exchange rates. We attempted to manage our labor costs where possible, but overtime payments were unavoidable in some of our operations. For example, in our Dundee Engine Plant, our 30 percent increase in demand meant that production continued during 31 Sundays and holidays in 2012, as compared to six such days in 2011. We are projecting additional growth for 2013, and we anticipate that we will encounter even more challenges as we work to contain our costs while we still maintain our production quality. To improve, or even maintain, our margins, we must contain the associated increases in our cost of sales.

Engineering, Design and Development Costs. In the past, suppliers often incurred the initial cost of engineering, designing and developing automotive component parts, and recovered their investments over time by including a cost recovery component in the price of each part based on expected volumes. Due in part to liquidity constraints faced by key suppliers, many of them have negotiated for cost recovery payments independent of volumes. This trend places increased demands on our liquidity and increases our economic risk, if new vehicles incorporating these components are not successful in the market.

Impact of Labor Cost Modifications. Our collective bargaining agreements with the UAW and the CAW have introduced lower wage and benefit structures for entry-level new hires, eliminated the employment security system (commonly known as the “Jobs Bank”), and reduced other compensation programs for terminated or laid-off represented employees, other than traditional severance pay. Over time, these and other modifications are intended to help us achieve hourly labor costs that are comparable to those of the transplant automotive manufacturers with which we compete, while continuing to offer competitive compensation packages. We expect to realize the benefit of the new hire wage and benefit structure as our production increases and as a result of natural attrition. We successfully renegotiated our collective bargaining agreement with the UAW in 2011 and with the CAW in 2012. Although we made some concessions in wages and benefits during negotiations, particularly with respect to expanded profit sharing opportunities, we still expect to realize a significant portion of the savings negotiated in our prior agreement.

Fiat Ownership Interest

Through a series of transactions in 2011 and early 2012, which included our achievement of the three Class B Events described in our LLC Operating Agreement and Fiat’s exercise of its incremental equity call option in May 2011, Fiat increased its ownership interest in the Company from 20.0 percent to 58.5 percent.

In May 2011, and concurrent with the repayment of our U.S. Treasury and EDC credit facilities, Fiat exercised its incremental equity call option and acquired an additional 16 percent fully-diluted ownership interest in the Company. We received the entire exercise price of $1,268 million in cash, increasing our contributed capital by the proceeds received, and we issued new Class A Membership Interests to Fiat. Refer to —Repayment of U.S. Treasury and Export Development Canada Credit Facilities, for information related to our refinancing transaction and the repayment of our U.S. Treasury and EDC credit facilities.

In January 2012, we notified the U.S. Treasury that we irrevocably committed to begin assembly of a vehicle based on a Fiat platform or vehicle technology that has a verified unadjusted combined fuel economy of at least 40 miles per gallon in commercial quantities in a production facility in the U.S. As a result, we achieved our third and final Class B Event and Fiat’s ownership interest in the Company increased from 53.5 percent on a fully diluted basis to 58.5 percent. We achieved the first and second Class B Events during 2011.

In addition, in July 2012 and January 2013, Fiat exercised its call option rights to acquire two tranches of Class A Membership Interests, each of which represent approximately 3.3 percent of the Company’s outstanding equity. The transactions are not yet complete because the VEBA Trust disagrees with Fiat’s pricing of the membership interests. The matter is currently the subject of a proceeding in the Delaware Chancery Court. In the event that these transactions are completed as contemplated, Fiat will own 65.17 percent of the ownership interests in Chrysler Group and the VEBA Trust will own the remaining 34.83 percent.

On January 1, 2013, and in accordance with our LLC Operating Agreement, the 200,000 Class B Membership Interests held by Fiat automatically converted to 571,429 Class A Membership Interests. There were no dilutive effects of the conversion.

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

Plan Assets Measured at Net Asset Value. Plan assets are recognized and measured at fair value in accordance with the accounting guidance related to fair value measurements, which specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2 and 3). Level 3 pricing inputs include significant inputs that are generally less observable from objective sources. At December 31, 2012, substantially all of our investments classified as Level 3 in the fair value hierarchy are valued at the net asset value, or NAV. These plan assets are classified as Level 3 as we are not able to redeem our investments at their respective measurement dates. NAV is provided by the investment manager or a third-party administrator.

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

Significant differences in actual experience or significant changes in assumptions may affect the pension obligations and pension expense. The effect of actual results differing from assumptions and of changing assumptions are included in accumulated other comprehensive income as unrecognized actuarial gains and losses. These gains and losses are subject to amortization to expense over the average future service period of employees expected to receive benefits under the plans to the extent they exceed 10 percent of the higher of the market related value of assets or the projected benefit obligation of the respective plan. During 2012, the actual return on plan assets was $2,378 million, which was higher than the expected return of $1,811 million, resulting in an unrecognized actuarial gain of $567 million. The weighted average discount rate used to determine the benefit obligation for defined benefit pension plans was 3.98 percent at December 31, 2012 versus 4.84 percent at December 31, 2011, resulting in an unrecognized actuarial loss of $3,174 million. In 2013, $294 million of net unrecognized actuarial losses are expected to be recognized into expense.

The funded status of our pension plans as of December 31, 2012 and the expenses recognized during 2013 are affected by year-end 2012 assumptions. These sensitivities may be asymmetric and are specific to the time periods noted. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown. The effect of the indicated increase (decrease) in selected factors, holding all other assumptions constant, is shown below (in millions of dollars):

	Pension Plans
	Effect on 2013 Pension Expense	Effect on December 31, 2012 Projected Benefit Obligation
10 basis point decrease in discount rate	$25	$403
10 basis point increase in discount rate	(25)	(396)
50 basis point decrease in expected return on assets	124	—
50 basis point increase in expected return on assets	(124)	—

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

Other postretirement employee benefits, or OPEB, plans are accounted for on an actuarial basis, which requires the selection of various assumptions. The estimation of our obligations, costs and liabilities associated with OPEB, primarily retiree health care and life insurance, requires that we make use of estimates of the present value of the projected future payments to all participants, taking into consideration the likelihood of potential future events such as health care cost increases and demographic experience, which may have an effect on the amount and timing of future payments.

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

Plan obligations and costs are based on existing OPEB plan provisions. No assumptions have been made regarding any potential future changes to benefit provisions beyond those to which we are presently committed, such as in existing labor contracts.

The effect of actual results differing from assumptions and of changing assumptions are included in accumulated other comprehensive income as unrecognized actuarial gains and losses. These gains and losses are subject to amortization to expense over the average future service period of employees expected to receive benefits under the plan to the extent they exceed 10 percent of the higher of the market related value of assets of the accumulated benefit obligation of the respective plan. We immediately recognize actuarial gains or losses for OPEB plans that are short-term in nature and under which our obligation is capped. The weighted average discount rate used to determine the benefit obligation for OPEB plans was 4.07 percent at December 31, 2012 versus 4.93 percent at December 31, 2011, resulting in an unrecognized actuarial loss of $299 million. In 2013, $48 million of net unrecognized actuarial losses are expected to be recognized into expenses.

The effect of the indicated increase (decrease) in the assumed discount rate, holding all other assumptions constant, is shown below (in millions of dollars):

	OPEB Plans
	Effect on 2013 OPEB Expense	Effect on December 31, 2012 OPEB Obligation
10 basis point decrease in discount rate	$2	$37
10 basis point increase in discount rate	(2)	(37)

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

The fair value of each unit issued under the plans is based on the fair value of our membership interests. Each unit, or Chrysler Group Unit, is equal to 1/600th of the value of a Class A Membership Interest on a fully-diluted basis after conversion of the Class B Membership Interests, which equates to approximately 980 million Chrysler Group Units. Refer to Note 16, Share-Based Compensation, of our accompanying audited consolidated financial statements for additional information.

Since there is no publicly observable trading price for our membership interests, fair value was determined using a discounted cash flow methodology. We use this approach, which is based on our projected cash flows, to estimate our enterprise value. We then deduct the fair value of our outstanding interest bearing debt as of the measurement date from our enterprise value to arrive at the fair value of equity. This amount is then divided by the total number of Chrysler Group Units, as determined above, to estimate the fair value of a single Chrysler Group Unit. The significant assumptions used in the calculation of fair value at each issuance date and for each period included the following:

•	Four years of annual projections prepared by management that reflect the estimated after-tax cash flows a market participant would expect to generate from operating the business;

•	A terminal value which was determined using a growth model that applied a 2.0 percent long-term growth rate to our projected after-tax cash flows beyond the four year window. The long-term growth rate was based on our internal projections, as well as industry growth prospects;

•	An estimated after-tax weighted average cost of capital ranging from 16.0 percent to 16.5 percent in 2012, 14.4 percent to 16.5 percent in 2011, and 15.0 percent to 15.3 percent in 2010; and

•	Projected worldwide factory shipments ranging from approximately 2.0 million vehicles in 2011 to approximately 3.2 million vehicles in 2016.

In 2011, the implied fair value of the Company, resulting from the transactions through which Fiat acquired beneficial ownership of the membership interests previously held by the U.S. Treasury and Canadian Government, was used to corroborate the values determined using the discounted cash flow methodology. There were no such transactions during 2012.

Based on these calculations, we estimated that the per unit fair value of a Chrysler Group Unit, calculated based on the fully-diluted Chrysler Group Units of 980 million, was $9.00, $7.63 and $4.87 at December 31, 2012, 2011 and 2010, respectively. The increase in the per unit fair value was primarily attributable to continued improvement in our performance and achievement of the objectives outlined in our business plan.

Impairment of Long-Lived Assets

Long-lived assets held and used (such as property, plant and equipment, and equipment and other assets on operating leases) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of an asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or group of assets. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or group of assets exceeds the fair value of the asset or group of assets. No impairment indicators were identified during the years ended December 31, 2012, 2011 and 2010. As such, no impairment charges were recognized during the respective periods. When long-lived assets are considered held for sale, they are recorded at the lower of carrying amount or fair value less costs to sell, and depreciation ceases.

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

Goodwill is evaluated for impairment annually as of October 1. In September 2011, the Financial Accounting Standards Board, or FASB, issued updated guidance on annual goodwill impairment testing. The amendment allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we elect the qualitative assessment, and we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, quantitative impairment testing is required. However, if we conclude otherwise, quantitative impairment testing is not required.

When quantitative impairment testing is required, goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test is to compare the fair value of our reporting unit to its carrying value. The fair value is determined by estimating the present value of expected future cash flows for the reporting unit. If the fair value of the reporting unit is greater than its carrying amount, no impairment exists and the second step of the test is not performed. If the carrying amount of the reporting unit is greater than the fair value, there is an indication that an impairment may exist and the second step of the test must be completed to measure the amount of the impairment. The second step of the test calculates the implied fair value of goodwill by assigning the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The implied fair value of goodwill is then compared to the carrying value. If the implied fair value of goodwill is less than the carrying value, an impairment loss is recognized equal to the difference. No goodwill impairment losses have been recognized for the years ended December 31, 2012, 2011 and 2010.

Intangible assets that have a finite useful life are amortized over their respective estimated useful lives, which are reviewed by management each reporting period and whenever changes in circumstances indicate that the carrying value of the assets may not be recoverable. Other intangible assets determined to have an indefinite useful life are not amortized, but are instead tested for impairment annually. In July 2012, the FASB issued updated guidance on the annual testing of indefinite-lived intangible assets for impairment. The amendments allow an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If we elect the qualitative assessment, and we conclude it is more likely than not that the fair value of the indefinite-lived intangible assets is less than its carrying amount, quantitative impairment testing is required. However, if we conclude otherwise, quantitative impairment testing is not required. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management estimates fair value through various techniques including discounted cash flow models, which incorporate market based inputs, and third party independent appraisals, as considered appropriate. Management also considers current and estimated economic trends and outlook. No impairment losses on these assets have been recognized for the years ended December 31, 2012, 2011 and 2010.

Valuation of Deferred Tax Assets

A valuation allowance on deferred tax assets is required if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon our ability to generate sufficient taxable income during the carryback or carryforward periods applicable in each relevant tax jurisdiction. Our accounting for deferred tax assets represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.

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

The assessment for the nature, timing and recognition of a valuation allowance takes into account a number of types of evidence, including the following:

•	Nature, frequency and severity of current and cumulative financial reporting losses. A pattern of objectively measured recent financial reporting losses is heavily weighted as a source of negative evidence. In certain circumstances, historical information may not be as relevant due to changed circumstances;

•	Sources of future taxable income. Future reversals of existing temporary differences are heavily-weighted sources of objectively verifiable positive evidence. Projections of future taxable income exclusive of reversing temporary differences are a source of positive evidence when the projections are combined with a history of recent profits and can be reasonably estimated. Otherwise, these projections are considered inherently subjective and generally will not be sufficient to overcome negative evidence that includes relevant cumulative losses in recent years, particularly if the projected future taxable income is dependent on an anticipated turnaround to profitability that has not yet been achieved. In such cases, these projections of future taxable income are given little weight for the purposes of valuation allowance assessment; and

•	Tax planning strategies. If necessary and available, tax planning strategies would be implemented to accelerate taxable amounts to utilize expiring carryforwards. These strategies would be a source of additional positive evidence and, depending on their nature, could be heavily weighted.

Our deferred tax assets consist primarily of those of our subsidiaries in foreign jurisdictions. We have concluded that negative evidence, including the lack of sustained profitability, outweighs our positive evidence and that we are required to maintain our valuation allowances in respect of our net deferred tax assets as of December 31, 2012. As we have previously disclosed, our subsidiaries in foreign jurisdictions are highly dependent on our North American operations, which consists primarily of our U.S. operations. We have not yet reached a level of sustained profitability for our U.S. operations. While we were profitable in the U.S. for the years ended December 31, 2012 and 2011, our financial performance history is somewhat limited. We have undergone significant changes in our capital structure, management and business strategies since the 363 Transaction, as well as implemented several new product development programs. While our product portfolio is improving, we must continue to rebalance our concentration of sales and decrease our dependency on the pick-up truck, SUV and minivan markets. We are also reliant upon our alliance with Fiat to jointly develop vehicles and vehicle platforms, which is somewhat uncertain given Fiat’s own business and financial condition, as well as its revised business plan for product development and manufacturing operations. We believe that our ability to realize the benefits of the alliance is important for us to compete with our larger, more product diversified and better-funded competitors.

Accordingly, at December 31, 2012, we continued to maintain valuation allowances on our net deferred tax assets of $1,164 million.

We believe that sustained profitability may be demonstrated by certain factors, which may include any of the following:

•	continued positive progress on our five year business plan, including achievement of a substantial portion of our 2013 financial and performance objectives;

•	continued improvement in our product mix;

•	increased sales outside of North America; or

•	validation of our ability to successfully launch products, particularly those using a Fiat or jointly developed platform.

If, in the future, we demonstrate a level of sustained profitability, our conclusion regarding the need for valuation allowances in respect of our subsidiaries in foreign jurisdictions could change, resulting in the reversal of some or all of the valuation allowances. If we are able to demonstrate sustained profitability, then the release of a significant portion of the valuation allowances in the foreign subsidiaries could occur within the next 12 months. In the reporting period in which the valuation allowance is released, we will record a substantially large tax benefit related to the release, which will result in a large negative effective tax rate. Until such time, we will reverse a portion of the valuation allowance related to the corresponding realized tax benefit for that period, without changing our conclusions regarding the need for a full valuation allowance against the remaining net deferred tax assets.

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

We use price discounts to adjust vehicle pricing in response to a number of market and product factors, including: pricing actions and incentives offered by competitors, economic conditions, the amount of excess industry production capacity, the intensity of market competition, consumer demand for the product and to support promotional campaigns. We may offer a variety of sales incentive programs at any given point in time, including: cash offers to dealers and retail customers and subvention programs offered to retail customers, or lease subsidies, which reduce the retail customer’s monthly lease payment or cash due at the inception of the financing arrangement, or both. Incentive programs are generally brand, model and region specific for a defined period of time, which may be extended.

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

The reconciliation of net income (loss) to Adjusted Net Income, Modified Operating Profit and Modified EBITDA is set forth below (in millions of dollars):

	Years Ended December 31,
	2012	2011	2010
Net income (loss)	$1,668	$183	$(652)
Plus:
Loss on extinguishment of debt (1)	—	551	—

Adjusted Net Income (Loss)	$1,668	$734	$(652)

Plus:
Income tax expense	274	198	139
Net interest expense	1,050	1,199	1,228
Pension, OPEB and other employee benefit costs (gains) other than service costs	(34)	(170)	(52)
Loss on Canadian HCT Settlement (2)	—	—	46
Restructuring (income) expenses, net	(61)	3	48
Other financial expense, net	15	11	6

Modified Operating Profit	$2,912	$1,975	$763

Plus:
Depreciation and amortization expense	2,701	2,876	3,051
Less:
Depreciation and amortization expense for vehicles held for lease	(163)	(97)	(353)

Modified EBITDA	$5,450	$4,754	$3,461

(1)	In connection with the May 2011 repayment of our outstanding obligations under the U.S. Treasury credit facilities and the EDC credit facilities, we recognized a $551 million loss on extinguishment of debt, which consisted of the write-off of $136 million of unamortized discounts and $34 million of unamortized debt issuance costs associated with the U.S. Treasury credit facilities and $367 million of unamortized discounts and $14 million of unamortized debt issuance costs associated with the EDC credit facilities.
(2)	In August 2010, Chrysler Canada entered into a settlement agreement with the CAW to permanently transfer the responsibility for providing postretirement health care benefits to the Covered Group to a new retiree plan. The new retiree plan will be funded by the HCT. During the year ended December 31, 2010, we recognized a $46 million loss as a result of the Canadian HCT Settlement Agreement.

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

The following is a reconciliation of financial liabilities to Gross and Net Industrial Debt (in millions of dollars):

	Years Ended December 31,
	2012	2011
Financial liabilities (1)	$12,603	$12,574
Less: Gold Key Lease obligations
Short-term asset-backed notes payable	—	41

Gross Industrial Debt	$12,603	$12,533
Less: Cash and cash equivalents	11,614	9,601

Net Industrial Debt	$989	$2,932

(1)	Refer to Note 11, Financial Liabilities, of our accompanying audited consolidated financial statements for additional information regarding our financial liabilities.

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

Free Cash Flow should not be considered as an alternative to, or substitute for, net change in cash and cash equivalents. We believe it is important to view Free Cash Flow as a complement to our consolidated statements of cash flows.

The following is a reconciliation of Net Cash Provided by (Used In) Operating and Investing Activities to Free Cash Flow (in millions of dollars):

	Years Ended December 31,
	2012	2011	2010
Net Cash Provided by Operating Activities	$5,821	$4,603	$4,195
Net Cash Used in Investing Activities	(3,557)	(1,970)	(1,167)
Investing activities excluded from Free Cash Flow:
Proceeds from USDART (1)	—	(96)	—
Change in loans and notes receivables	(2)	(6)	(36)
Financing activities included in Free Cash Flow:
Proceeds from Gold Key Lease financing	—	—	266
Repayments of Gold Key Lease financing	(41)	(584)	(1,903)

Free Cash Flow	$2,221	$1,947	$1,355

(1)	U.S. Dealer Automotive Receivables Transition LLC, or USDART, as described below under —Liquidity and Capital Resources —Ally.

Results of Operations

Worldwide Factory Shipments

The following summarizes our gross and net worldwide factory shipments, which include vehicle sales to our dealers and distributors, fleet customers and contract manufacturing customers. Management believes that this data provides meaningful information regarding our operating results. Shipments of vehicles manufactured by our assembly facilities are generally aligned with current period production, which is driven by consumer demand. Revenue is generally recognized when the risks and rewards of ownership of a vehicle have been transferred to our customer, which usually occurs upon release of the vehicle to the carrier responsible for transporting the vehicle to our customer. Our fleet customers include rental car companies, commercial fleet customers, leasing companies and governmental entities. Our fleet shipments include vehicle sales through our Guaranteed Depreciation Program, or GDP, under which we guarantee the residual value or otherwise assume responsibility for the minimum resale value of the vehicle. We account for such sales similar to an operating lease and recognize rental income over the contractual term of the lease on a straight-line basis. At the end of the lease term, we recognize revenue for the portion of the vehicle sales price which had not been previously recognized as rental income and recognize, in cost of sales, the remainder of the cost of the vehicle which had not been previously recognized as depreciation expense over the lease term. We include GDP vehicle sales in our worldwide factory shipments at the time of auction, rather than at the time of sale to the fleet customer, consistent with the timing of revenue recognition. We consider these net worldwide factory shipments to approximate the timing of revenue recognition.

	Years Ended December 31,
	2012	2011	2010
	(units in thousands)
Retail	1,844	1,507	1,151
Fleet	484	441	435
Contract Manufacturing	81	63	16

Worldwide Factory Shipments	2,409	2,011	1,602
Adjust for GDP activity during the period:
Less: Vehicles shipped	(51)	(76)	(63)
Plus: Vehicles auctioned	74	58	42

Net Worldwide Factory Shipments	2,432	1,993	1,581

Consolidated Results

The following is a discussion of the results of operations for the year ended December 31, 2012 as compared to the year ended December 31, 2011 and for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The discussion of certain line items (cost of sales, gross margin, selling, administrative and other expenses, and research and development expenses) includes a presentation of such line items as a percentage of revenues, for the respective periods presented, to facilitate the discussion of the year over year comparisons.

Revenues, Net

	Years Ended December 31,			Increase (Decrease)
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
			(in millions	of dollars)
Revenues, net	$65,784	$54,981	$41,946	$10,803	19.6%	$13,035	31.1%

2012 Compared to 2011

Revenues for the year ended December 31, 2012 increased $10,803 million as compared to the year ended December 31, 2011, approximately $11.2 billion of which was attributable to an increase in our net worldwide factory shipments from 1,993 thousand vehicles for the year ended December 31, 2011 to 2,432 thousand vehicles for the year ended December 31, 2012. The 22 percent increase in our net worldwide factory shipments was driven primarily by increased demand for our vehicles, as evidenced by an increase in our U.S. market share from 10.5% for the year ended December 31, 2011 to 11.2% for the year ended December 31, 2012. In addition, the increase in our shipments was due to the continued improvement in the U.S. automotive market, which experienced a 13 percent increase in industry vehicle sales from the year ended December 31, 2011 to the year ended December 31, 2012.

Approximately $900 million of the revenue increase was attributable to more favorable net pricing of our 2012 and 2013 model year vehicles as compared to the prior model years, which was driven by our ability to adjust prices for our vehicle content enhancements in the current market. Additionally, approximately $100 million of the revenue increase was due to a favorable shift in sales mix to greater retail shipments as a percentage of total shipments, which is consistent with our continued plan to grow the U.S. retail market while maintaining stable U.S. fleet shipments. Typically, the average revenue per vehicle for retail shipments is higher than the average revenue per vehicle for fleet shipments, as our retail customers tend to purchase larger vehicles with more optional features. For additional information regarding retail and fleet shipments, refer to —Worldwide Factory Shipments above.

These increases were partially offset by a decrease in revenues of approximately $2.0 billion as a result of a higher percentage growth in passenger car sales as compared to truck and sport utility vehicle sales as well as consumers purchasing vehicles with option packages that group commonly selected options at a value price. The options, include, but are not limited to, Uconnect Touch, keyless entry, leather seats and/or DVD systems being included as standard features in certain vehicles

2011 Compared to 2010

Revenues for the year ended December 31, 2011 increased $13,035 million as compared to the year ended December 31, 2010, approximately $10.0 billion of which was attributable to an increase in our net worldwide factory shipments from 1,581 thousand vehicles for the year ended December 31, 2010 to 1,993 thousand vehicles for the year ended December 31, 2011. The increase in our net worldwide factory shipments was primarily driven by consumer demand for our 16 all-new or significantly refreshed vehicles, 11 of which first became available for sale early in 2011. In addition, the increase in our shipments was driven by the overall improvement in the U.S. automotive market, which experienced an 11 percent increase in industry vehicle sales from the year ended December 31, 2010 to the year ended December 31, 2011. Approximately $1.6 billion of the revenue increase was attributable to more favorable net pricing of our 2011 and 2012 model year vehicles as compared to the prior model years, and reduced reliance on incentives. In addition, approximately $500 million of the increase was due to a favorable shift in sales mix to greater retail shipments as a percentage of total shipments.

Cost of Sales

	Years Ended December 31,						Increase (Decrease)
	2012	Percentage of Revenues	2011	Percentage of Revenues	2010	Percentage of Revenues	2012 vs. 2011		2011 vs. 2010
				(in millions	of dollars)
Cost of sales	$55,350	84.1%	$46,422	84.4%	$35,886	85.6%	$8,928	19.2%	$10,536	29.4%
Gross margin	10,434	15.9%	8,559	15.6%	6,060	14.4%	1,875	21.9%	2,499	41.2%

We procure a variety of raw materials, parts, supplies, utilities, transportation and other services from numerous suppliers to manufacture our vehicles, parts and accessories, primarily on a purchase order basis. The raw materials we use typically consist of steel, aluminum, resin, copper, lead, and precious metals including platinum, palladium and rhodium. The cost of materials and components makes up a majority of our cost of sales, which was approximately 76 percent, 74 percent and 70 percent for the years ended December 31, 2012, 2011 and 2010. The remaining costs primarily include labor costs consisting of direct and indirect wages and fringe benefits as well as depreciation, amortization and transportation costs. Cost of sales also includes warranty and product-related costs, as well as depreciation expense related to our GDP vehicles. Fluctuations in costs of sales are primarily driven by the number of vehicles that we produce and sell.

2012 Compared to 2011

Cost of sales for the year ended December 31, 2012 increased $8,928 million compared to the same period in 2011 primarily due to higher production volumes and an increase in vehicle shipments, which accounted for approximately $8.8 billion of the increase. Additionally, cost of sales increased due to higher costs associated with the shift in sales mix to greater retail shipments as a percentage of total shipments also noted above. These increases in cost of sales were partially offset by savings associated with the higher percentage growth of passenger car sales as compared to truck and SUV sales, as well as our increased sales of vehicles with the value option packages as noted above in —Revenues, Net.

Material costs for the year ended December 31, 2012 increased by approximately $300 million consistent with our continuing investments in vehicle components and enhancements. These enhancements include improved engine and transmission technologies, primarily the 3.6L Pentastar V-6 engine and 8-speed automatic transmission, as well as upgraded media components such as the Uconnect Touch, featuring an 8.4 inch screen. In addition we continue to upgrade the interiors of our vehicles with features such as premium leather and LED accent lighting.

Further, price increases for certain raw materials had a negative impact on our cost of sales of approximately $400 million. However, we were able to partially offset these price increases by achieving certain cost savings, principally from commercial re-negotiations and technical efficiencies, such as modifying the material content of a part, as well as efficiencies achieved through our ongoing implementation of WCM processes.

Additionally, during the year ended December 31, 2012, we recognized insurance recoveries totaling $76 million related to losses sustained in 2011 due to supply disruptions. The proceeds from these recoveries were fully collected as of September 30, 2012. There were no similar insurance recoveries during the years ended December 31, 2011 and 2010.

2011 Compared to 2010

Cost of sales for the year ended December 31, 2011 increased $10,536 million as compared to the same period in 2010 primarily due to higher production volumes and an increase in vehicle shipments, which accounted for approximately $7.9 billion of the increase. Additionally, approximately $1.1 billion of the increase was due to additional costs associated with enhanced features and content in our 2011 and 2012 model year vehicles, including upgraded media and stereo components, improved engine technologies, and upgraded interiors. In addition, approximately $200 million of the increase was due to the favorable shift in sales mix to more retail shipments as a percentage of total shipments noted above in —Revenues, Net. For the year ended December 31, 2011 as compared to the same period in 2010, price increases for certain raw materials, particularly steel, had an unfavorable impact on our cost of sales of approximately $650 million. Our exposure to the increase in steel prices was limited because we purchased approximately 65 percent of our steel pursuant to fixed-price contracts during the first half of 2011 and all of 2010. In the second half of 2011, the percentage of steel purchased pursuant to fixed-price contracts declined to approximately 40 percent. In addition, we were able to offset these price increases by achieving certain cost savings, principally from commercial re-negotiations and technical efficiencies, such as modifying the material content of a part.

Selling, Administrative and Other Expenses

	Years Ended December 31,						Increase (Decrease)
	2012	Percentage of Revenues	2011	Percentage of Revenues	2010	Percentage of Revenues	2012 vs. 2011		2011 vs. 2010
				(in millions	of dollars)
Selling, administrative and other expenses	$5,179	7.9%	$4,751	8.6%	$3,797	9.1%	$428	9.0%	$954	25.1%

Selling, administrative and other expenses include advertising, personnel, warehousing and other costs. Advertising costs accounted for approximately 53 percent, 54 percent and 44 percent of these costs for the years ended December 31, 2012, 2011 and 2010, respectively.

2012 Compared to 2011

Our advertising costs through the first half of 2012 were relatively consistent with costs incurred during 2011, as we continued to place great emphasis on our brand- and vehicle-focused campaigns in order to increase consumer awareness of our current portfolio. We typically incur greater advertising costs in the initial months that new or refreshed vehicles are available to customers in dealerships. During the second half of 2012, we began incurring greater advertising costs associated with our national and regional advertising campaigns to support the retail launches of the all-new Dodge Dart and new Ram 1500. In addition, during 2012, we continued to increase our advertising spending for the Fiat 500 to build upon the growing success of the vehicle and to support the launch of the Fiat 500 Abarth. Personnel expenses also increased during the year ended December 31, 2012 as compared to the same period in 2011, primarily due to the increase in headcount in 2012 to support our sales, marketing and other corporate initiatives.

2011 Compared to 2010

The increase in selling, administrative and other expenses during the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily due to an increase of approximately $800 million in advertising expenses. The increase in advertising expenses was primarily driven by our launch of 16 all-new or significantly refreshed vehicles during late 2010 and throughout 2011. Our key retail launches and significant advertising campaigns in 2011 primarily related to the Fiat 500, Chrysler 200 and 300, as well as the Dodge Durango and Journey.

Research and Development Expenses, Net

	Years Ended December 31,						Increase (Decrease)
	2012	Percentage of Revenues	2011	Percentage of Revenues	2010	Percentage of Revenues	2012 vs. 2011		2011 vs. 2010
				(in millions	of dollars)
Research and development expenses, net	$2,324	3.5%	$1,674	3.0%	$1,500	3.6%	$650	38.8%	$174	11.6%

Research and development expenses consist primarily of material costs and personnel related expenses associated with engineering, design and development. Our research and development spending has been focused on improving the quality of our vehicles and reducing the time-to-market of new vehicles. Our efforts entail both short-term improvements related to existing vehicles, which include easily recognizable and extensive upgrades, and longer term product and powertrain programs. Our research and development expenses for the years ended December 31, 2012, 2011 and 2010, are net of $51 million, $78 million and $36 million, respectively, of reimbursements recognized for costs related to shared engineering and development activities performed under the product and platform sharing agreement that is part of our industrial alliance with Fiat.

2012 Compared to 2011

The increase in net research and development expenses for the year ended December 31, 2012 as compared to the same period in 2011, was primarily due to increased spending for direct and indirect materials related to mid-cycle actions, principally the Ram truck lineup, Jeep Grand Cherokee and Dodge Durango, as well as joint development programs with Fiat, including the CUSW platform utilized for the all-new Dodge Dart and designed for certain future C- and D- segment vehicles. In addition, we continue to invest in vehicle and technology enhancements for Fiat vehicles that we will produce and distribute within North America. To support all of these efforts, we have increased our average headcount for research and development employees by approximately 17 percent period over period to fulfill specialized needs. The average number of temporary contract workers remained consistent period over period.

2011 Compared to 2010

The increase in net research and development expenses for the year ended December 31, 2011, as compared to the same period in 2010, was primarily related to joint development programs with Fiat associated with the CUSW platform and various powertrain and other programs, as well as mid-cycle actions related to our vehicle portfolio. To support these efforts, we have increased our average headcount for research and development by 26 percent from the year ended December 31, 2010 to the same period in 2011, while also increasing our temporary contract workers by 49 percent to meet specialized needs.

Restructuring (income) expenses, net

	Years Ended December 31,			Increase (Decrease)
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
			(in millions	of dollars)
Restructuring (income) expenses, net	$(61)	$3	$48	$(64)	(2,133.3)%	$(45)	(93.8)%

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

2012

Restructuring income, net for the year ended December 31, 2012 includes refinements to existing reserve estimates of $62 million primarily related to decreases in the expected workforce reduction costs and legal claim reserves, as well as other transition costs related to the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization. These refinements, which were based on management’s adequacy reviews, took into consideration the status of the restructuring actions and the estimated costs to complete the actions. These refinements were partially offset by $1 million of charges primarily related to costs associated with employee relocations for previously announced restructuring initiatives.

2011

Restructuring expenses, net for the year ended December 31, 2011 included charges of $51 million primarily related to costs associated with employee relocations and plant deactivations for previously announced restructuring initiatives, as well as other transition costs resulting from the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization. These charges were substantially offset by refinements to existing reserve estimates of $48 million primarily related to decreases in the expected workforce reduction costs, as well as legal and supplier cancellation claim reserves as a result of management’s adequacy reviews.

2010

Restructuring expenses, net for the year ended December 31, 2010 included charges of $273 million primarily related to costs resulting from the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization, which included, but were not limited to, workforce reductions, contract cancellations, legal claim costs and other transition costs. The charges also related to costs associated with workforce reductions and plant deactivations for previously announced restructuring initiatives. These charges were partially offset by refinements to existing reserve estimates of $227 million, which were primarily the result of the cancellation of a previously announced plant closure. During 2010, we announced that our Sterling Heights, Michigan assembly plant, which was scheduled to close after 2012, would remain open in connection with the granting of certain tax incentives by local and state governments. The adjustments also related to decreases in supplier cancellation claim reserves as a result of the settlement of certain claims and a net decrease in the expected workforce reduction costs as a result of management’s adequacy reviews. Restructuring expenses, net also included $2 million of interest accretion for the year ended December 31, 2010.

Interest Expense

	Years Ended December 31,			Increase (Decrease)
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
			(in millions	of dollars)
Interest Expense	$1,094	$1,238	$1,276	$(144)	(11.6)%	$(38)	(3.0)%

Interest expense included the following (in millions of dollars):

	Years Ended December 31,			Increase (Decrease)
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Financial interest expense:
VEBA Trust Note	$440	$432	$420	$8	1.9%	$12	2.9%
2019 and 2021 Notes	260	157	—	103	65.6%	157	100.0%
Tranche B Term Loan	181	111	—	70	63.1%	111	100.0%
Canadian Health Care Trust Notes	99	92	—	7	7.6%	92	100.0%
Mexican development banks credit facilities	58	41	18	17	41.5%	23	127.8%
U.S. Treasury first lien credit facilities	—	202	514	(202)	(100.0)%	(312)	(60.7)%
EDC credit facilities	—	44	107	(44)	(100.0)%	(63)	(58.9)%
Other	53	62	95	(9)	(14.5)%	(33)	(34.7)%
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	119	170	229	(51)	30.0%	(59)	(25.8)%
Payable-in-kind interest	—	27	68	(27)	(100.0)%	(41)	(60.3)%
Capitalized interest related to capital expenditures	(116)	(100)	(175)	(16)	(16.0)%	75	42.9%

Total	$1,094	$1,238	$1,276	$(144)	(11.6)%	$(38)	(3.0)%

2012 compared to 2011 and 2010

The decrease in interest expense for the year ended December 31, 2012 as compared to the years ended December 31, 2011 and 2010 was primarily due to the interest savings and reduced interest accretion achieved as a result of our debt refinancing transaction in May 2011. In that transaction, we repaid our outstanding obligations under the U.S. Treasury and EDC credit facilities and entered into the Tranche B Term Loan and issued the 2019 Notes and 2021 Notes. Refer to —Liquidity and Capital Resources below, for additional information regarding our refinancing transaction. The interest savings and reduced interest accretion are primarily due to the Tranche B Term Loan and 2019 Notes and 2021 Notes having lower effective interest rates and debt discounts than the U.S. Treasury and EDC credit facilities. Refer to —Loss on Extinguishment of Debt below, for additional information regarding the write off of the U.S. Treasury and EDC credit facilities unamortized discounts and debt issuance costs. The decrease was partially offset by additional interest expense incurred on the Canadian Health Care Trust Notes issued on December 31, 2010 and the Mexican development banks credit facilities entered into in July 2010 and December 2011.

Loss on Extinguishment of Debt

	Years Ended December 31,			Increase (Decrease)
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
			(in millions	of dollars)
Loss on extinguishment of debt	$—	$551	$—	$(551)	(100.0)%	$551	100.0%

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

Income Tax Expense

	Years Ended December 31,			Increase (Decrease)
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
			(in millions	of dollars)
Income tax expense	$274	$198	$139	$76	38.4%	$59	42.4%

Our effective income tax rate differs from the expected federal statutory rate of 35 percent primarily because we are a limited liability company, or LLC, taxed as a partnership and substantially all of our wholly-owned U.S. subsidiaries are LLCs that are disregarded entities for U.S. federal tax purposes. The difference is also due to differences between foreign statutory tax rates and the U.S. federal statutory tax rate.

2012

Our effective income tax rate for the year ended December 31, 2012 was 14 percent, primarily due to income generated by us and certain of our wholly-owned U.S. subsidiaries. Income tax expense for the year ended December 31, 2012 was primarily driven by foreign tax provisions as a result of our subsidiaries in foreign jurisdictions having current period taxable earnings.

2011

Our effective income tax rate for the year ended December 31, 2011 was 52 percent, primarily due to losses generated by us and certain of our wholly-owned U.S. subsidiaries. Income tax expense for the year ended

December 31, 2011 was primarily driven by foreign tax provisions as a result of our subsidiaries in foreign jurisdictions having current period taxable earnings and adjustments made to prior year returns. Income tax expense also includes provisions for U.S. state and local taxes.

2010

Our effective income tax rate for the year ended December 31, 2010 was negative 27 percent, primarily due to losses generated by us and certain of our wholly owned U.S. subsidiaries, as well as the establishment of additional Canadian income tax receivables for prior year tax refunds and increases in valuation allowances in the U.S., Canada and other foreign jurisdictions.

Non-Cash Charges (Gains)

The following summarizes our significant non-cash charges (gains) (in millions of dollars):

	Years Ended December 31,
	2012	2011	2010
Loss on extinguishment of debt	$—	$551	$—
Valuation allowances against deferred tax assets	(77)	6	100

Total significant non-cash charges	$(77)	$557	$100

Liquidity and Capital Resources

Liquidity Overview

We require significant liquidity in order to meet our obligations and fund our business plan. Short-term liquidity is required to purchase raw materials, parts and components required for vehicle production, and to fund selling, administrative, research and development, and other expenses. In addition to our general working capital needs, we expect to use significant amounts of cash for the following purposes: (i) capital expenditures to support our existing and future products; (ii) principal and interest payments under our financial obligations and (iii) pension and OPEB payments. Our capital expenditures are estimated to be approximately $4 billion in 2013, which we plan to fund with cash generated primarily from our operating activities.

Refer to —Contractual Obligations below, for additional information regarding short-term and long-term payments due under our significant contractual obligations and commitments as of December 31, 2012. Liquidity needs are met primarily through cash generated from operations, including the sale of vehicles and service parts to dealers, distributors and other customers worldwide. We also have access to an undrawn revolving credit facility as detailed under the caption —Total Available Liquidity below. In addition, long-term liquidity needs may involve some level of debt refinancing as outstanding debt becomes due or we are required to make amortization or other principal payments. Although we believe that our current level of total available liquidity is sufficient to meet our short-term and long-term liquidity requirements, we regularly evaluate opportunities to improve our liquidity position and reduce our net industrial debt over time in order to enhance our financial flexibility and to achieve and maintain a liquidity and capital position consistent with that of our principal competitors.

Any actual or perceived limitations of our liquidity may affect the ability or willingness of counterparties, including dealers, suppliers and financial service providers, to do business with us, or require us to restrict additional amounts of cash to provide collateral security for our obligations. Our liquidity levels are subject to a number of risks and uncertainties, including those described in Item 1A. Risk Factors.

Total Available Liquidity

At December 31, 2012, our total available liquidity was $12,914 million, including $1,300 million available to be borrowed under our Revolving Facility. We may access these funds subject to the conditions of our Senior Credit Facilities and may use the proceeds for general corporate and/or working capital purposes. The terms of our Senior Credit Facilities require us to maintain a minimum liquidity of $3.0 billion inclusive of any amounts undrawn on our Revolving Facility. Total available liquidity includes cash and cash equivalents, which are subject to intra-month, foreign exchange and seasonal fluctuations. Restricted cash is not included in our presentation of total available liquidity.

The following summarizes our total available liquidity (in millions of dollars):

	December 31, 2012	December 31, 2011
Cash and cash equivalents (1)	$11,614	$9,601
Revolving Facility availability (2)	1,300	1,300

Total Available Liquidity	$12,914	$10,901

(1)	The foreign subsidiaries for which we have elected to permanently reinvest earnings outside of the U.S. held $1.1 billion and $0.7 billion of cash and cash equivalents as of December 31, 2012 and 2011, respectively. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these subsidiaries, as the earnings are permanently reinvested. However, if we determine, in the future, that it is necessary to repatriate these funds or we sell or liquidate any of these subsidiaries, we may be required either to pay taxes, even though we are not currently a taxable entity for U.S. federal income tax purposes, or make distributions to our members to pay taxes associated with the repatriation or the sale or liquidation of these subsidiaries. We may also be required to accrue and pay withholding taxes, depending on the foreign jurisdiction from which the funds are repatriated.
(2)	Prior to the final maturity date of the Senior Credit Facilities, we have the option to increase the amount of these facilities in an aggregate principal amount not to exceed $1.2 billion, either through an additional term loan, an increase in the Revolving Facility or a combination of both.

The increase of $2,013 million in total available liquidity from December 31, 2011 to December 31, 2012, reflects a $2,013 million increase in cash and cash equivalents resulting from net cash provided from operating activities of $5,821 million, offset by net cash used in investing activities of $3,557 million and net cash used in financing activities of $251 million. Refer to —Cash Flows below, for additional information regarding our changes in cash and cash equivalents.

Restricted Cash

Restricted cash, which includes cash equivalents, was $371 million at December 31, 2012. Restricted cash included $259 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler, $24 million of collateral for foreign currency exchange and commodity hedge contracts, and $88 million of collateral for other contractual agreements.

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

Cash Flows

Year Ended December 31, 2012 compared to Years Ended December 31, 2011 and 2010

Operating Activities —Year Ended December 31, 2012

For the year ended December 31, 2012, our net cash provided by operating activities was $5,821 million and was primarily the result of:

(i)	net income of $1,668 million, adjusted to add back $2,787 million for depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts);

(ii)	a $1,325 million increase in trade liabilities, primarily due to increased production in response to increased consumer demand of our vehicles, which was consistent with the increase in our worldwide factory shipments;

(iii)	a $600 million increase in accrued sales incentives, primarily due to an increase in our U.S. dealer inventory levels at December 31, 2012 versus December 31, 2011 to support increased sales volumes across all nameplates and deliveries of our newly launched Dodge Dart and the new Ram 1500 at the end of 2012;

(iv)	a $478 million decrease in receivables due from Fiat as a result of greater sales to Fiat during the fourth quarter of 2011 versus the fourth quarter of 2012, primarily due to reduced consumer demand as a result of the continuing economic weakness in several European countries; and

(v)	a $184 million increase in payables due to Fiat as a result of increased purchases of vehicles, parts and services during late 2012 as compared to late 2011, as a result of us becoming the primary distributor for Fiat vehicles in certain countries.

These increases in our net cash provided by operating activities were partially offset by:

(i)	a $630 million increase in inventory, primarily due to increased finished vehicle levels at December 31, 2012 versus December 31, 2011. These increases were primarily driven by an increase in our international vehicle inventory levels in order to support consumer demand for both our and Fiat’s vehicles. In 2012, we began distributing Fiat vehicles through more of our international distribution centers;

(ii)	a $513 million combined decrease in the residual value guarantees accruals and deferred revenue related to our GDP vehicles, primarily driven by the decrease in the number of U.S. GDP vehicles in-service at December 31, 2012 versus December 31, 2011, as rental car companies moved towards purchasing non-GDP vehicles due to the improved residual values of our vehicles. This decrease is mostly offset by a decrease in the related vehicles classified as equipment on operating leases;

(iii)	$443 million of pension and OPEB contributions; and

(iv)

a $334 million increase in accounts receivable primarily due to an increase in receivables from third party international dealers and distributors due to increased sales at the end of 2012 as compared to

2011 due to consumer demand. Our payment terms on vehicle sales outside of North America are longer than vehicle sales in North America, which are typically collected within a few days of shipment from our assembly plants.

Operating Activities —Year Ended December 31, 2011
For the year ended December 31, 2011, our net cash provided by operating activities was $4,603 million and was primarily the result of:

(i)	net income of $183 million, adjusted to add back the $551 million loss on extinguishment of debt associated with the repayment of our U.S. Treasury and EDC credit facilities and $3,062 million of depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts);

(ii)	a $1,711 million increase in trade liabilities, primarily due to increased production in response to increased consumer demand for our vehicles following the introduction of our 16 all-new or significantly refreshed vehicles, which was consistent with the increase in our worldwide factory shipments;

(iii)	$374 million in collections from Daimler AG, or Daimler, related to the Daimler tax receivable. Refer to —Daimler Tax Receivable, below, for additional information related to these collections;

(iv)	a $274 million increase in payables due to Fiat as a result of increased purchases of parts and services during late 2011 as compared to late 2010; and

(v)	a $301 million increase in accrued sales incentives, primarily to an increase in our U.S. dealer inventory levels as December 31, 2011 versus December 31, 2010, mostly due to an increase in our shipments during late 2011 versus the end of 2010 in order to meet consumer demand for our 16 all-new or significantly refreshed vehicles.

These increases in our net cash provided by operating activities were partially offset by:

(i)	a $751 million increase in receivables due from Fiat as a result of increased sales of vehicles, service parts and services to Fiat during 2011 as compared to the end of 2010, primarily due to the integration of our European distribution and dealer network organization into Fiat’s distribution organization;

(ii)	a $721 million increase in inventory, primarily due to increased finished vehicle and work in process levels at December 31, 2011 versus December 31, 2010. These increases were primarily driven by the overall increase in production levels and international vehicle shipments due to greater consumer demand for our vehicles and the vehicles we manufacture for Fiat;

(iii)	$579 million of pension and OPEB contributions, partially offset by the collection of a $200 million pension receivable from Daimler; and

(iv)	the repayment of $395 million of capitalized payable-in-kind, or PIK, interest on our U.S. Treasury credit facilities.

Operating Activities —Year Ended December 31, 2010

For the year ended December 31, 2010, our net cash provided by operating activities was $4,195 million and was primarily the result of:

(i)

a net loss of $652 million, adjusted to add back $3,308 million for depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts), partially offset by $227 million of net non-cash adjustments to restructuring reserve estimates. Refer to —Results of Operations —Restructuring (Income) Expenses, net above, for additional information related to these adjustments;

(ii)	a $1,469 million increase in trade liabilities, primarily due to increased production, which was consistent with the increase in our worldwide factory shipments;

(iii)	a $931 million decrease in accounts receivable due primarily to lower dealer and fleet receivables, settlement of trade receivables with Daimler and improved customer collections;

(iv)	$377 million in collections from Daimler related to the Daimler tax receivable. Refer to —Daimler Tax Receivable, below, for additional information related to these collections; and

(v)	a $249 million increase in our deferred revenue, primarily due to an increase in the number of vehicles in service under our guaranteed depreciation program. This increase is mostly offset by an increase in the related vehicles classified as equipment on operating leases.

These increases in our net cash provided by operating activities were partially offset by:

(i)	a $860 million increase in inventory, primarily due to increased finished vehicle and work in process levels to support multiple product launches in the fourth quarter 2010, partially offset by a reduction in international inventories during the year due to the sale of inventory to Fiat in connection with its assumption of the management of our distribution and sales operations in select European countries;

(ii)	$662 million of pension and OPEB contributions, partially offset by the collection of a $200 million pension receivable from Daimler; and

(iii)	$160 million of payments related to the Canadian HCT Settlement Agreement. Refer to Note 17, Employee Retirement and Other Benefits, of our accompanying audited consolidated financial statements for additional information related to the Canadian Health Care Trust Settlement Agreement.

Investing Activities —Year Ended December 31, 2012

For the year ended December 31, 2012, our net cash used in investing activities was $3,557 million and was primarily the result of:

(i)	$3,633 million of capital expenditures to support our investments in existing and future products.

These cash outflows were partially offset by:

(i)	$87 million of proceeds from disposals of equipment and other assets on operating leases, primarily related to our Gold Key Lease vehicle lease portfolio; and

(ii)	a $90 million decrease in restricted cash, primarily due to reduced collateral requirements as a result of positive mark-to-market adjustments for outstanding derivative instruments during the period.

Investing Activities —Year Ended December 31, 2011

For the year ended December 31, 2011, our net cash used in investing activities was $1,970 million and was primarily the result of:

(i)	$3,009 million of capital expenditures to support our investments in existing and future products.

These cash outflows were partially offset by:

(i)	$704 million of proceeds from disposals of equipment and other assets on operating leases, primarily related to our Gold Key Lease vehicle lease portfolio;

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

(iii)	$96 million of proceeds from U.S. Dealer Automotive Receivables Transition LLC, or USDART, which represented the remaining balance of a previous advance to USDART that was transferred to us in May 2011, in connection with the termination of the Ally Master Transaction Agreement, or Ally MTA, between the U.S. Treasury, Ally and USDART. Refer to —Ally MTA below, for additional information related to the USDART and the Ally MTA.

Investing Activities —Year Ended December 31, 2010

For the year ended December 31, 2010, our net cash used in investing activities was $1,167 million and was primarily the result of:

(i)	$2,385 million of capital expenditures to support our investments in existing and future products.

These cash outflows were partially offset by:

(i)	$1,144 million of proceeds from disposals of equipment and other assets on operating leases, primarily related to our Gold Key Lease vehicle lease portfolio.

Financing Activities —Year Ended December 31, 2012

For the year ended December 31, 2012, our net cash used in financing activities was $251 million and was primarily the result of:

(i)	$204 million of debt repayments, including $50 million related to the Auburn Hills Headquarters loan, $30 million related to the Tranche B Term Loan, $25 million related to the Canadian Health Care Trust Note – Tranche D, $15 million related to the Mexican development banks credit facility and $84 million related to capital leases and other financial obligations; and

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

(ii)	$135 million of debt repayments, including $26 million related to the Canadian Health Care Trust Note – Tranche D, $15 million related to the Tranche B Term Loan, $13 million related to the Auburn Hills Headquarters loan and $81 million related to capital leases and other financial obligations.

These cash outflows were partially offset by:

(i)	$217 million of loan proceeds received in December 2011 as a result of a financing arrangement with certain Mexican development banks; and

(ii)	net proceeds received from our refinancing transaction in May 2011, which consisted of:

(a)	$3,160 million of net proceeds from the Secured Senior Notes;

(b)	$2,933 million of net proceeds from the Tranche B Term Loan;

(c)	$1,268 million of proceeds received from Fiat’s exercise of its incremental equity call option;

(d)	$5,460 million of principal repayments (excluding capitalized PIK) of our U.S. Treasury credit facilities;

(e)	$1,723 million of principal repayments of our EDC credit facilities; and

(f)	$72 million of related debt issuance costs.

Financing Activities —Year Ended December 31, 2010

For the year ended December 31, 2010, our net cash used in financing activities was $1,526 million and was primarily the result of:

(i)	$1,637 million of net repayments of our Gold Key Lease financing obligations, which included additional borrowings of $266 million under an asset-backed securitization facility in May 2010, in which we utilized available operating lease assets under the Gold Key Lease vehicle lease portfolio to borrow the additional funds. These funds were used to repay a portion of the amounts outstanding on our Gold Key Lease credit facility;

(ii)	$166 million of other debt repayments, including $45 million related to the Canadian Health Care Trust Note – Tranche D, $12 million related to the Auburn Hills Headquarters loan and $109 million related to capital leases and other financial obligations; and

(iii)	$123 million repayment of the Chrysler Receivables SPV LLC, or Receivable SPV, loan.

These cash outflows were partially offset by:

(i)	$400 million of loan proceeds received in July 2010 as a result of a financing arrangement with certain Mexican development banks.

Net Industrial Debt

Our calculation of Gross and Net Industrial Debt, as well as a detailed discussion of these measures, is included above in —Non-GAAP Financial Measures —Gross and Net Industrial Debt.

Our Net Industrial Debt decreased by $1,943 million from $2,932 million at December 31, 2011 to $989 million at December 31, 2012, primarily due to a $2,013 million increase in cash and cash equivalents. Refer to —Cash Flows above, for additional information regarding the increase in our cash and cash equivalents for the year ended December 31, 2012.

Free Cash Flow

Our calculation of Free Cash Flow, as well as a detailed discussion of this measure, is included above in —Non-GAAP Financial Measures —Free Cash Flow.

Free Cash Flow for the years ended December 31, 2012, 2011 and 2010 totaled $2,221 million, $1,947 million and $1,355 million, respectively.

The increase in Free Cash Flow from 2011 to 2012 was primarily due to:

(i)	a $1,218 million increase in our cash generated from operations. Refer to —Cash Flows above, for additional information regarding the change in cash generated from operations; and

(ii)	a $543 million reduction in repayments on our Gold Key Lease financing obligations, primarily due to the significant reduction in the related outstanding obligations, which is consistent with the wind down of the program. As of June 2012, all Gold Key Lease financing obligations have been repaid.

These favorable cash flows were partially offset by:

(i)	a $624 million increase in our capital expenditures due to our continued investments to enhance our current and future product portfolio;

(ii)	a $617 million reduction in proceeds from disposals of equipment and other assets on operating leases, primarily related to the wind down of our Gold Key Lease vehicle lease portfolio; and

(iii)	a $125 million reduction in our change in restricted cash. The $90 million reduction in restricted cash during 2012 was primarily driven by reduced collateral requirements for foreign currency exchange and commodity hedge contracts as a result of positive mark-to-market adjustments during 2012. The $215 million reduction in restricted cash during 2011 was primarily due to the release of $167 million of collateral associated with the Gold Key Lease vehicle lease portfolio and the release of initial margin collateral requirements for foreign currency exchange and commodity hedge contracts.

The increase in Free Cash Flow from 2010 to 2011 was primarily due to:

(i)	a $1,053 million reduction in our net repayments on our Gold Key Lease financing obligations, primarily due to the significant reduction in the related outstanding obligations, which is consistent with the wind down of the program;

(ii)	a $408 million increase in our cash generated from operations. Refer to —Cash Flows above, for additional information regarding the change in cash generated from operations; and

(iii)	a $155 million increase in our change in restricted cash, primarily due to 2011 including the release of $167 million of collateral associated with the Gold Key Lease vehicle lease portfolio and the release of initial margin collateral requirements for foreign currency exchange and commodity hedge contracts.

These favorable cash flows were partially offset by:

(i)	a $624 million increase in our capital expenditures due to our continued investments to enhance our current and future product portfolio; and

(ii)	a $440 million reduction in proceeds from disposals of equipment and other assets on operating leases, primarily related to the wind down of our Gold Key Lease vehicle lease portfolio.

Repayment of U.S. Treasury and Export Development Canada Credit Facilities

On May 24, 2011, we repaid all amounts outstanding under the U.S. Treasury and EDC credit facilities. Refer to —U.S. Treasury Credit Facilities and — Export Development Canada Credit Facilities below for additional information related to these agreements.

Payments were made as follows (in millions of dollars):

	Principal	Accrued Interest	Total Payment
U.S. Treasury first lien credit facilities:
Tranche B	$2,080 (1)	$22	$2,102
Tranche C	3,675 (2)	65	3,740
Zero Coupon Note	100	—	100

Total U.S Treasury first lien credit facilities	5,855	87	5,942
EDC credit facilities:
Tranche X	1,319	14	1,333
Tranche X-2	404	4	408

Total EDC credit facilities	1,723	18	1,741

Total U.S Treasury and EDC credit facilities	$7,578	$105	$7,683

(1)	Includes $80 million of PIK interest previously capitalized. The payment of PIK interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Consolidated Statements of Cash Flows.
(2)	Includes $315 million of PIK interest previously capitalized. The payment of PIK interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Consolidated Statements of Cash Flows. In addition, as a result of the termination of the Ally MTA and in accordance with the U.S. Treasury first lien credit agreement, amounts outstanding under that agreement were reduced by $4 million, the amount of qualifying losses incurred by Ally through April 2011. Refer to Note 13, Commitments, Contingencies and Concentrations, of our accompanying audited consolidated financial statements for additional information related to the Ally MTA.

Senior Credit Facilities and Secured Senior Notes

On May 24, 2011, we and certain of our U.S. subsidiaries as guarantors entered into the following arrangements:

•	Senior Credit Facilities — a $3.0 billion Tranche B Term Loan maturing on May 24, 2017, which was fully drawn on May 24, 2011 and a $1.3 billion revolving credit facility that matures on May 24, 2016, or Revolving Facility, and remains undrawn;

•	Secured Senior Notes due 2019 — issuance of $1.5 billion of 8 percent secured senior notes due June 15, 2019, or Original 2019 Notes; and

•	Secured Senior Notes due 2021 — issuance of $1.7 billion of 8 1⁄4 percent secured senior notes due June 15, 2021, or Original 2021 Notes.

Senior Credit Facilities

Our Senior Credit Facilities with a syndicate of private sector lenders provide for borrowings of up to $4.3 billion and include, the Revolving Facility which may be borrowed and repaid from time to time until the maturity date. Up to $200 million of the Revolving Facility may be used for the issuance of letters of credit. Prior to the final maturity date of each of the facilities, we have the option to extend the maturity date of all or a portion of these facilities with the consent of the lenders whose loans or commitments are being extended. We also have the option to increase the amount of these facilities in an aggregate principal amount not to exceed $1.2 billion, either through an additional term loan, an increase in the Revolving Facility or a combination of both, subject to certain conditions.

The outstanding principal amount of the Tranche B Term Loan is payable in equal quarterly installments of $7.5 million, with the remaining balance due at maturity. No scheduled principal payments are required on amounts drawn on the Revolving Facility until the maturity date of the facility.

All amounts outstanding under the Tranche B Term Loan and Revolving Facility bear interest at our option of either a base rate plus 3.75 percent per annum or at LIBOR plus 4.75 percent per annum. For the Tranche B Term Loan, a base rate floor of 2.25 percent per annum or a LIBOR floor of 1.25 percent per annum applies. We currently accrue interest based on LIBOR. Commencing in July 2011, interest has been reset every three months and is payable quarterly in January, April, July and October of each year.

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

The senior secured credit agreement includes a number of affirmative covenants, many of which are customary, including, but not limited to, the reporting of financial results and other developments, compliance with laws, payment of taxes, maintenance of insurance and similar requirements. The senior secured credit agreement also contains several negative covenants, including but not limited to, (i) limitations on incurrence, repayment and prepayment of indebtedness; (ii) limitations on incurrence of liens; (iii) limitations on making restricted payments, including a limit on declaring dividends or making distributions to our members; (iv) limitations on transactions with affiliates, swap agreements and sale and leaseback transactions; (v) limitations on fundamental changes, including certain asset sales and (vi) restrictions on certain subsidiary distributions. In addition, the senior secured credit agreement requires us to maintain a minimum ratio of borrowing base to covered debt, as well as a minimum liquidity of $3.0 billion, which includes any undrawn amounts on the Revolving Facility.

The senior secured credit agreement contains a number of events of default related to, (i) failure to make payments when due; (ii) failure to comply with covenants; (iii) breaches of representations and warranties; (iv) certain changes of control; (v) cross-default with certain other debt and hedging agreements and (vi) the failure to pay certain material judgments. As of December 31, 2012, we were in compliance with all covenants under the senior secured credit agreement.

Secured Senior Notes

We entered into an indenture with CG Co-Issuer Inc., our wholly-owned special purpose finance subsidiary, certain of our wholly-owned U.S. subsidiaries, and Wilmington Trust FSB, as trustee and Citibank, N.A. as collateral agent, paying agent, registrar and authenticating agent, pursuant to which we issued the Original 2019 Notes and Original 2021 Notes, collectively referred to as the Original Notes. The Original Notes were issued at par and were sold in a private placement to (i) qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended, or the Securities Act, and (ii) outside the United States to persons who are not U.S. persons (as defined in Rule 902 of Regulation S under the Securities Act) in compliance with Regulation S under the Securities Act.

In connection with the offering of the Original Notes, we entered into a registration rights agreement with the initial purchasers of the Original Notes. Under the terms of the registration rights agreement, we agreed to register notes having substantially identical terms as the Original Notes with the SEC as part of an offer to exchange freely tradable exchange notes for the Original Notes. On December 29, 2011, and subject to the terms and conditions set forth in our prospectus, we commenced an offer to exchange our new 8 percent secured senior notes due 2019, or 2019 Notes, for the outstanding Original 2019 Notes and our new 8 1⁄4 percent secured senior notes due 2021, or 2021 Notes, for the outstanding Original 2021 Notes. The 2019 Notes and 2021 Notes are collectively referred to as the Notes.

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

Beginning December 15, 2011, interest on each series of the Original Notes is payable semi-annually in June and December of each year, to the holders of record of such Original Notes at the close of business on June 1 or December 1, respectively, preceding such interest payment date.

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

The indenture provides for customary events of default, including but not limited to, (i) nonpayment; (ii) breach of covenants in the indenture; (iii) payment defaults or acceleration of other indebtedness; (iv) a failure to pay certain judgments and (v) certain events of bankruptcy, insolvency and reorganization. If certain events of default occur and are continuing, the trustee or the holders of at least 25 percent in aggregate of the principal amount of the Notes outstanding under one of the series may declare all of the Notes of that series to be due and payable immediately, together with accrued interest, if any. As of December 31, 2012, we were in compliance with all covenants under the indenture.

VEBA Trust Note

On June 10, 2009, and in accordance with the terms of a settlement agreement between us and the UAW, or the VEBA Settlement Agreement, we issued a senior unsecured note with a face value of $4,587 million to the VEBA Trust, or VEBA Trust Note. Refer to Note 17, Employee Retirement and Other Benefits, of our accompanying audited consolidated financial statements for additional information related to the VEBA Settlement Agreement.

The VEBA Trust Note has an implied interest rate of 9.0 percent per annum and requires annual payments of principal and interest on July 15. Scheduled VEBA Trust Note payments through 2012 did not fully satisfy the interest accrued at the implied rate. In accordance with the agreement, the difference between a scheduled payment and the accrued interest through June 30 of the payment year was capitalized as additional debt on an annual basis. In July 2012, 2011 and 2010, we made scheduled payments of $400 million, $300 million and $315 million, respectively, on the VEBA Trust Note and accrued interest of $38 million, $126 million and $123 million, respectively, was capitalized as additional debt.

Canadian Health Care Trust Notes

On December 31, 2010, Chrysler Canada issued four unsecured promissory notes to an independent Canadian Health Care Trust in an initial aggregate face value of $976 million ($974 million CAD), or Canadian Health Care Trust Notes, as part of the settlement of its obligations with respect to retiree health care benefits for the Covered Group. In addition, the Canadian Health Care Trust Notes had accrued interest from January 1, 2010 through December 31, 2010 of $80 million ($80 million CAD) and a $31 million ($31 million CAD) net premium. Refer to Note 17, Employee Retirement and Other Benefits, of our accompanying audited consolidated financial statements for additional information related to the Canadian Health Care Trust Settlement Agreement.

Payments on the Canadian Health Care Trust Notes are due on June 30 of each year unless that day is not a business day in Canada, in which case payments are due on the next business day. The scheduled Tranche A and

Tranche B note payments through 2012 did not fully satisfy the interest accrued at the stated rate of 9.0 percent per annum. Accordingly, on the payment date, the difference between the scheduled payment and the interest accrued through the payment date was capitalized as additional debt. We are not required to make a payment on the Tranche C note until 2020. However, interest accrued at the stated rate of 7.5 percent per annum on the Tranche C note will be capitalized as additional debt on the payment date of the Tranche B note through 2019. In July 2012 and June 2011, $74 million ($76 million CAD) and $27 million ($26 million CAD), respectively, of interest accrued in excess of the scheduled payments was capitalized as additional debt.

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

The terms of these loans are similar. Chrysler de Mexico placed certain of its assets in special purpose trusts to secure repayment of the loans, including certain receivables and property, plant and equipment. As of December 31, 2012 and 2011, Chrysler de Mexico had $66 million and $56 million of cash on deposit with the trusts, which is included in Prepaid Expenses and Other Assets in the accompanying Consolidated Balance Sheets. The loans require compliance with certain covenants, including but not limited to, limitations on liens, incurrence of debt and asset sales. As of December 31, 2012 we were in compliance with all covenants under the facilities.

Gold Key Lease

Chrysler Canada maintains our Gold Key Lease vehicle lease portfolio. The related vehicles are leased to Canadian consumers and were financed by asset-backed securitization facilities, as well as a $5.0 billion ($5.0 billion CAD) secured revolving credit facility. In June 2012, we repaid the remaining outstanding balance of the asset-backed note payable. These obligations were primarily repaid out of collections from the operating leases and proceeds from the sales of the related vehicles. We are currently winding down the Gold Key Lease program, therefore, no additional funding will be required. No vehicles were added to the portfolio during the years ended December 31, 2012 and 2011.

U.S. Treasury Credit Facilities

On June 10, 2009, and in connection with the 363 Transaction, we entered into a first lien credit agreement with the U.S. Treasury, which included a $2.0 billion term loan, or Tranche B Loan, used to acquire substantially all of the net operating assets of Old Carco. The credit agreement also made various term loans available to us for future working capital needs in an amount not to exceed $4.6 billion, or Tranche C Commitment. In addition, we provided the U.S. Treasury a $288 million note and assumed $500 million of U.S. Treasury loans originally provided to Chrysler Holding LLC for the benefit of Old Carco. We collectively refer to these loans, as well as the amounts drawn on the Tranche C Commitment as Tranche C Loans. We also provided the U.S. Treasury a $100 million zero coupon note.

The Tranche C Commitment was scheduled to accrue quarterly PIK interest of a maximum of $17 million through June 10, 2017, and the PIK interest was to be capitalized on a quarterly basis. Accordingly, $17 million and $68 million of PIK interest was capitalized as additional debt during the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.

On May 24, 2011, we repaid all amounts owed under the U.S. Treasury first lien credit agreement and terminated all lending commitments thereunder. See —Repayment of U.S. Treasury and Export Development Canada Credit Facilities, above, for additional information.

Export Development Canada Credit Facilities

Chrysler Canada entered into a loan and security agreement with the EDC on March 30, 2009, which was subsequently amended on April 29, 2009, pursuant to which the EDC provided a $1,238 million ($1,209 million CAD) secured term loan facility known as Tranche X. On June 10, 2009, the EDC loan agreement was amended and restated to increase the secured term loan facility by a CAD equivalent of $909 million USD, up to a maximum of $1,116 million CAD. The increase in the loan facility was known as Tranche X-2. In addition to the Tranche X and Tranche X-2 loans, Chrysler Canada provided the EDC additional notes of $81 million ($80 million CAD). The additional notes are included in the Tranche X facility.

On May 24, 2011, we repaid all amounts owed under the EDC loan and security agreement and terminated all lending commitments thereunder. See —Repayment of U.S. Treasury and Export Development Canada Credit Facilities, above, for additional information.

Ally MTA

Prior to May 2011, we were a party to the Ally MTA between the U.S. Treasury, Ally and USDART. The Ally MTA provided for a risk sharing arrangement, in which USDART would reimburse Ally for qualifying losses on loans with third party Chrysler Group dealerships issued prior to November 21, 2009. In May 2011, all parties mutually agreed to terminate the Ally MTA. Under the terms of the agreement, $96 million, which represented the remaining balance of a previous advance to USDART, was transferred to us. In addition, under the terms of the U.S. Treasury first lien credit agreement, amounts outstanding under that agreement were reduced by $4 million, the amount of qualifying losses incurred by Ally through April 2011.

Receivables SPV

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

Daimler Tax Receivable

During the years ended December 31, 2011 and 2010, we received reimbursements from Daimler of $374 million and $377 million, respectively, related to tax payments previously made by us which had been previously applied by the Canada Revenue Agency and the Provincial Tax Authorities against additional taxes assessed related to the Canadian transfer pricing matter. No such reimbursements were received during the year ended December 31, 2012.

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

Defined Benefit Pension Plans and OPEB Plans —Contributions and Funded Status

Contributions and Payments. Our funding policy for defined benefit pension plans and OPEB plans is to contribute at least the minimum amounts required by applicable laws and regulations. Occasionally, additional discretionary contributions in excess of those legally required are made to achieve certain desired funding levels. Since the inception of our various pension plans, contributions have exceeded minimum required funding amounts. In the U.S., these excess amounts are tracked, and the resulting credit balance can be used to satisfy minimum funding requirements in future years. As of December 31, 2012, the combined credit balances for our U.S. qualified pension plans is approximately $2.7 billion. While the usage of credit balances to satisfy minimum funding requirements is subject to our plans maintaining certain funding levels, we expect to be able to utilize the credit balances in 2013 such that no significant additional cash contributions are required for our U.S. plans in 2013, although we may voluntarily elect to make contributions.

The following summarizes employer contributions made to our defined benefit pension plans or direct benefit payments to plan participants (in millions of dollars):

	Years Ended December 31,
	2012	2011	2010
Total employer contributions	$254	$362	$390

In connection with the 363 Transaction, we acquired a $600 million receivable from a subsidiary of Daimler to fund contributions to our U.S. pension plans. This receivable was payable to us in three equal annual installments beginning in 2009. The third and final $200 million installment was received by us in 2011. Amounts received were utilized to fund a portion of our contributions to our funded pension plans in each year upon receipt of the installments.

Employer contributions to our funded pension plans are expected to be approximately $998 million in 2013, of which discretionary contributions of $526 million and $115 million will be made to the U.S. and Canadian plans, respectively; and $6 million and $351 million will be made to our U.S. and Canadian plans, respectively, to satisfy minimum funding requirements. Employer contributions to our unfunded pension and OPEB plans in 2013 are expected to be $40 million and $190 million, respectively, which represents the expected benefit payments to participants.

In July 2012, a U.S. pension funding relief measure known as the Moving Ahead for Progress in the 21st Century Act, or MAP-21, was signed into law. The aim of MAP-21 is to ease employer funding obligations so that assets are available for capital improvements, workforce expansions and other economic growth stimuli. Under MAP-21, employers can calculate defined benefit pension plan liabilities for funding purposes using discount rates based on a 25-year average of interest rates, which has the effect of increasing discount rates and reducing minimum funding requirements. Previously, the discount rates used to calculate liabilities were solely based upon a two-year average of interest rates, which resulted in higher minimum funding requirements due to recent interest rates being low. The change in discount rates used to determine our minimum funding requirements did not impact the reported funded status of our U.S. plans.

Additionally, during the second half of 2012, Canadian pension regulators extended the filing deadline for actuarial valuation reports to February 28, 2013. Required contributions are due within sixty days following the filing deadline.

The following summarizes net benefit payments expected to be paid, based on the last remeasurement of all of our plans as of December 31, 2012 which reflects estimated future employee service (in millions of dollars):

	Pension Benefits	OPEB
2013	$2,331	$190
2014	2,272	185
2015	2,227	181
2016	2,186	180
2017	2,150	179
2018 — 2022	10,324	882

During the life of the plans, we intend to primarily utilize plan assets to fund benefit payments and minimize our cash contributions. OPEB payments are currently funded from our cash flows from operations.

Defined Benefit Pension Plans —Funded Status. The following summarizes the funded status of our pension plans (in millions of dollars):

	December 31,
	2012	2011
Benefit obligation	$34,837	$31,980
Fair value of plan assets	25,972	25,444

Funded status of plans	$(8,865)	$(6,536)

The change in funded status from December 31, 2011 to December 31, 2012 was primarily due to the impacts of changes in discount rates of $3,174 million during 2012, as well as service and interest costs of $1,838 million. These changes were partially offset by the actual return on plan assets of $2,378 million and company contributions of $254 million made during 2012.

OPEB Plans —Funded Status

Our OPEB plans were underfunded by $3,073 million at December 31, 2012 and by $2,729 million at December 31, 2011. The change in funded status was primarily due to the impacts of changes in discount rates and actuarial assumptions of $367 million and service and interest costs of $159 million during 2012. These changes were partially offset by company contributions of $189 million made directly to pay benefits.

For additional information related to our defined benefit pension and OPEB plans, refer to Note 17, Employee Retirement and Other Benefits, of our accompanying audited consolidated financial statements.

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

Arrangements with Key Suppliers

From time to time, in the ordinary course of our business, we enter into various arrangements with key suppliers in order to establish strategic and technological advantages. A limited number of these arrangements contain unconditional purchase obligations to purchase a fixed or minimum quantity of goods and/or services with fixed and determinable price provisions. Purchases under these arrangements from third parties were $437 million, $674 million and $295 million for the years ended December 31, 2012, 2011 and 2010, respectively.

In addition, certain of the arrangements we have entered into with Fiat contain unconditional purchase obligations to purchase a fixed or minimum quantity of goods and/or services with fixed and determinable price provisions. Purchases under these arrangements were $383 million and $305 million for the year ended December 31, 2012 and 2011, respectively. We did not have any purchases under these arrangements for the year ended December 31, 2010.

We also enter into similar arrangements containing unconditional purchase obligations to purchase a minimum quantity of goods for which pricing is variable, and therefore do not have fixed and determinable future payment streams. Under these arrangements we are obligated to make payments or receive reimbursements if our purchase volumes are outside a specified range of values. Purchases from third parties under these arrangements were $441 million, $346 million and $116 million for the years ended December 31, 2012, 2011 and 2010, respectively. We did not have any purchases from unconsolidated related companies under these arrangements.

Contractual Obligations

The following summarizes payments due under our significant contractual obligations and commitments as of December 31, 2012 (in millions of dollars):

	Payments Due by Period
	2013	2014-2015	2016-2017	2018 and thereafter	Total
Long term financial liabilities (1)	$436	$895	$3,875	$7,836	$13,042
Capital lease obligations	36	75	71	105	287
Interest on long term financial liabilities and capital lease obligations (2)	1,059	2,030	1,776	2,263	7,128
Operating lease commitments	135	193	126	195	649
Unconditional minimum purchase obligations	294	403	162	—	859
Pension contribution requirements (3)	357	—	—	—	357

Total	$2,317	$3,596	$6,010	$10,399	$22,322

(1)	The amounts above are net of fair value adjustments, discounts, premiums and loan origination fees totaling $726 million. For additional information refer to Note 11, Financial Liabilities, of our accompanying audited consolidated financial statements.
(2)	Amounts include interest payments based on contractual terms and current interest rates on our debt and capital lease obligations. Interest payments based on variable rates included above were determined using the current interest rate in effect at December 31, 2012.
(3)

Pension contribution requirements are based on an estimate of our minimum funding requirements pursuant to the Employee Retirement Income Security Act, or ERISA, regulations. We expect required contributions to be approximately $357 million in 2013. We may elect to make contributions in excess of the minimum funding requirements in response to investment performance and changes in interest rates, to achieve funding levels required by our defined benefit plan arrangements, or when we believe that it is financially advantageous to do so and based on our other capital requirements. We plan to make $526 million and $115 million of discretionary contributions to our U.S and Canadian plans in 2013. Our minimum funding requirements after 2013 will depend on several factors, including investment performance and interest rates. Therefore, the above excludes payments beyond 2013, since we cannot predict with reasonable reliability the timing and amounts of future minimum funding requirements. Excluded from above are expected payments of $40 million and $190 million due in 2013 with respect to our unfunded pension and OPEB plans, respectively, which represent the expected benefit payments to participants as costs are incurred.

The above also excludes payments for product warranty costs. We issue various types of product warranties under which we generally guarantee the performance of products delivered for a certain period or term. We also periodically initiate voluntary service and recall actions to address various customer satisfaction, safety and emissions issues related to vehicles we sell. The estimated future costs of these actions are principally based on assumptions regarding the lifetime warranty costs of each vehicle line and each model year of that vehicle line, as well as historical claims experience for our vehicles. Estimates of the future costs of these actions are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the number of vehicles affected by a service or recall action and the nature of the corrective action. It is reasonably possible that the ultimate cost of these service and recall actions may require us to make expenditures in excess of established reserves over an extended period of time and in a range of amounts that cannot be reasonably estimated. As of December 31, 2012, our product warranty reserves were $3,514 million.

For additional information regarding long term financial liabilities and employee retirement and other benefits, see Note 11, Financial Liabilities, and Note 17, Employee Retirement and Other Benefits, respectively, of our accompanying audited consolidated financial statements.

Ally Repurchase Obligation

In accordance with the terms of the Ally Agreement, we are required to repurchase Ally-financed dealer inventory, upon certain triggering events and with certain exceptions, in the event of an actual or constructive termination of a dealer’s franchise agreement, including in certain circumstances when Ally forecloses on all assets of a dealer securing financing provided by Ally. These obligations exclude vehicles that have been damaged or altered, that are missing equipment or that have excessive mileage or an original invoice date that is more than one year prior to the repurchase date.

As of December 31, 2012, the maximum potential amount of future payments required to be made to Ally under this guarantee was approximately $8.1 billion and was based on the aggregate repurchase value of eligible vehicles financed by Ally in our U.S. and Canadian dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at December 31, 2012, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.

The Ally Agreement is effective through April 30, 2013, with automatic one-year renewals unless either party elects not to renew. We have notified Ally of our election not to renew the Ally Agreement for an additional term.

Refer to Item 1. Business —Dealer and Customer Financing, for information regarding our new financing agreement.

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

As of December 31, 2012, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $325 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at December 31, 2012, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.

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

The members of these committees include the Chief Financial Officer, the Treasurer and other senior operating management of the Company. The Treasury Department executes derivative transactions in accordance with the approved strategies, as well as within our risk management policies.

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

We use sensitivity analyses to quantify the impact of changes in foreign currency exchange rates, commodity prices and interest rates on the fair value of the financial instruments used to hedge these risks. Our models assume instantaneous, parallel shifts in foreign currency exchange rates, commodity prices and interest rate yield curves. We did not have any option contracts or any other instruments with non-linear returns outstanding at December 31, 2012.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk as a result of sales of vehicles and parts, purchases of components used in our manufacturing operations, debt and dividend payments from foreign subsidiaries denominated in currencies other than the USD. Foreign currency exchange rate risk is the risk that fluctuations in specific currencies against the USD will negatively impact our results of operations. To the extent possible, we net sales and purchases in specific currencies against each other and review this net cash flow position for hedging purposes. We are most vulnerable to fluctuations in the CAD, Euro, Australian dollar, Japanese yen and Mexican peso against the USD. To manage these exposures, we enter into derivative contracts (primarily currency forward and swap contracts) to hedge a portion of our exposures. The derivative contracts used to hedge foreign exchange rate risk had remaining maturities of up to 15 months at December 31, 2012.

The net fair value of foreign currency derivatives at December 31, 2012 was a liability of $38 million compared to an asset of $61 million as of December 31, 2011. The potential decrease in the fair value of our foreign currency derivatives, assuming a 10 percent adverse change in the underlying foreign currency derivative versus the USD, would be approximately $365 million at December 31, 2012, compared with a decrease of $262 million as of December 31, 2011.

In addition, we are exposed to foreign currency exchange rate risk as a result of translating the assets and liabilities of our subsidiaries outside of the United States (primarily Canada, Mexico and Venezuela) into USD. On February 8, 2013, the Venezuelan government announced a further devaluation of the BsF relative to the USD, effective February 13, 2013. Refer to Note 24, Subsequent Events, of our accompanying audited consolidated financial statements for additional information.

Commodity Price Risk

We are exposed to changes in the prices of commodities used in the manufacture of vehicles, such as non-ferrous metals (such as aluminum, lead and copper), precious metals (such as platinum and palladium) and energy (such as natural gas). Commodity price risk is the adverse impact that changes in commodity prices would have on our financial results. To manage this risk, we enter into commodity derivative contracts for a portion of our exposures. The derivative contracts used to hedge commodity price risk had remaining maturities of up to 18 months at December 31, 2012.

The net fair value of commodity derivatives as of December 31, 2012 was an asset of $19 million compared to a liability of $123 million as of December 31, 2011. The potential decrease in the fair value of our commodity derivatives, due to a 10 percent decrease in commodity prices, would be approximately $64 million at December 31, 2012, compared with a decrease of $66 million as of December 31, 2011. This amount does not include the offsetting impact of lower prices we would pay for the underlying commodities.

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

We had fixed-rate debt of $9.1 billion as of December 31, 2012, compared with $9.0 billion at December 31, 2011. The potential increase in the fair value of our fixed-rate interest-bearing financial instruments as a result of a 10 percent decrease in market interest rates would be approximately $0.4 billion at December 31, 2012, compared with an increase of approximately $0.5 billion at December 31, 2011.

We also had floating-rate investments and floating-rate debt of $12.0 billion and $3.5 billion, respectively, at December 31, 2012 compared to $10.1 billion and $3.5 billion, respectively, at December 31, 2011. The majority of our floating rate debt is exposed to changes in LIBOR, with a 1.25 percent interest rate floor. Given the relationship of floating-rate investments to floating-rate debt as of December 31, 2012 and the current low interest rate environment, a decrease in interest rates would not have a material impact on our consolidated financial position.

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

There have been no significant changes in our exposure to financial market risks since December 31, 2012.

Item 8.	Financial Statements and Supplementary Data.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

Chrysler Group LLC

Auburn Hills, Michigan

We have audited the accompanying consolidated balance sheets of Chrysler Group LLC and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, members’ deficit, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule included in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Chrysler Group LLC and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan

March 7, 2013

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions of dollars)

		Years Ended December 31,
	Notes	2012	2011	2010
Revenues, net		$65,784	$54,981	$41,946
Cost of sales		55,350	46,422	35,886

GROSS MARGIN		10,434	8,559	6,060
Selling, administrative and other expenses		5,179	4,751	3,797
Research and development expenses, net	2	2,324	1,674	1,500
Restructuring (income) expenses, net	20	(61)	3	48
Interest expense	4	1,094	1,238	1,276
Interest income		(44)	(39)	(48)
Loss on extinguishment of debt	11	—	551	—

INCOME (LOSS) BEFORE INCOME TAXES		1,942	381	(513)
Income tax expense	12	274	198	139

NET INCOME (LOSS)		$1,668	$183	$(652)

See accompanying notes to consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions of dollars)

		Years Ended December 31,
	Notes	2012	2011	2010
NET INCOME (LOSS)		$1,668	$183	$(652)

Other comprehensive loss:
Loss on derivatives recorded in accumulated other comprehensive loss, net (1)	15	(92)	(27)	(33)
Loss on derivatives reclassified from accumulated other comprehensive loss to income, net (1)	15	50	65	1
Foreign currency translation adjustments (1)		(63)	18	(107)
Defined benefit plan adjustments:	17
Actuarial loss (2)		(2,733)	(3,123)	(463)
Prior service (cost) credit (1)		(44)	80	5

TOTAL OTHER COMPREHENSIVE LOSS		(2,882)	(2,987)	(597)

TOTAL COMPREHENSIVE LOSS		$(1,214)	$(2,804)	$(1,249)

(1)	Net of $0 of taxes
(2)	Net of $5 of income tax benefit for the year ended December 31, 2012

See accompanying notes to consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions of dollars)

	Notes	December 31, 2012	December 31, 2011
CURRENT ASSETS:
Cash and cash equivalents		$11,614	$9,601
Restricted cash	13	28	106
Trade receivables, net of allowance for doubtful accounts of $56 and $68, respectively		1,179	845
Inventories	5	4,998	4,366
Prepaid expenses and other assets	9	1,108	1,603
Deferred taxes	12	23	25

TOTAL CURRENT ASSETS		18,950	16,546
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	6	15,491	13,965
Equipment and other assets on operating leases, net	7	976	1,421

TOTAL PROPERTY AND EQUIPMENT		16,467	15,386
OTHER ASSETS:
Advances to related parties and other financial assets		47	56
Restricted cash	13	343	355
Goodwill	8	1,361	1,361
Other intangible assets, net	8	3,360	3,371
Prepaid expenses and other assets	9	403	421
Deferred taxes	12	40	47

TOTAL OTHER ASSETS		5,554	5,611

TOTAL ASSETS		$40,971	$37,543

CURRENT LIABILITIES:
Trade liabilities		$9,734	$8,566
Accrued expenses and other liabilities	10	8,518	7,707
Current maturities of financial liabilities	11	456	230
Deferred revenue		862	1,171
Deferred taxes	12	71	73

TOTAL CURRENT LIABILITIES		19,641	17,747
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	10	15,537	12,758
Financial liabilities	11	12,147	12,344
Deferred revenue		822	653
Deferred taxes	12	83	76

TOTAL LONG-TERM LIABILITIES		28,589	25,831
Commitments and contingencies	13	—	—

MEMBERS’ DEFICIT:
Membership Interests
Class A Membership Interests — 1,061,225 units authorized, issued and outstanding at December 31, 2012 and 2011		—	—
Class B Membership Interests — 200,000 units authorized, issued and outstanding at December 31, 2012 and 2011		—	—
Contributed capital		2,647	2,657
Accumulated losses		(2,586)	(4,254)
Accumulated other comprehensive loss		(7,320)	(4,438)

TOTAL MEMBERS’ DEFICIT		(7,259)	(6,035)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT		$40,971	$37,543

See accompanying notes to consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions of dollars)

		Years Ended December 31,
	Notes	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$1,668	$183	$(652)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment and intangible assets		2,531	2,759	2,692
Depreciation of equipment and other assets on operating leases		170	117	359
Net amortization of favorable and unfavorable lease contracts		(36)	7	13
Changes in deferred taxes		—	(17)	55
Non-cash interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments		122	179	244
Capitalized payable-in-kind interest	11, 18	—	17	68
Repayment of capitalized payable-in-kind interest	11	—	(395)	—
Loss on extinguishment of debt	11	—	551	—
Net loss on disposal of property, plant and equipment, equipment and other assets on operating leases and intangible assets		27	67	29
Non-cash adjustments to restructuring reserve estimates, net	20	(57)	(48)	(227)
Non-cash share-based compensation expense	16	71	36	35
Share-based compensation payments	16	(31)	(6)	—
Non-cash pension and OPEB expense, net		94	2	1
Pension and OPEB contributions	17	(443)	(579)	(662)
Reimbursements of OPEB contributions resulting from Canadian Health Care Trust settlement	17	—	—	53
Payments associated with Canadian Health Care Trust settlement	17	—	(19)	(160)
Canadian Health Care Trust settlement loss	17	—	—	46
Collection of Daimler pension receivable	17	—	200	200
Collection of Daimler tax receivable	12	—	374	377
Changes in accrued expenses and other liabilities		1,239	1,099	845
Changes in other operating assets and liabilities:
—inventories		(630)	(721)	(860)
—trade receivables		(334)	(46)	931
—trade liabilities		1,325	1,711	1,469
—other assets and liabilities		105	(868)	(661)

NET CASH PROVIDED BY OPERATING ACTIVITIES		$5,821	$4,603	$4,195

See accompanying notes to consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

(In millions of dollars)

		Years Ended December 31,
	Notes	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES		$5,821	$4,603	$4,195

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets		(3,633)	(3,009)	(2,385)
Proceeds from disposals of property, plant and equipment		9	35	13
Purchases of equipment and other assets on operating leases		(123)	(35)	(35)
Proceeds from disposals of equipment and other assets on operating leases		87	704	1,144
Change in restricted cash	13	90	215	60
Proceeds from the sale of certain international dealerships to Fiat, net	18	11	—	—
Change in loans and notes receivable		2	6	36
Proceeds from U.S. Dealer Automotive Receivables Transition LLC	13	—	96	—
Other		—	18	—

NET CASH USED IN INVESTING ACTIVITIES		(3,557)	(1,970)	(1,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of U.S. Treasury first lien credit facilities	11	—	(5,460)	—
Repayment of Export Development Canada credit facilities	11	—	(1,723)	—
Proceeds from Secured Senior Notes	11	—	3,160	—
Proceeds from Tranche B Term Loan	11	—	2,933	—
Repayments of Tranche B Term Loan	11	(30)	(15)	—
Proceeds from Mexican development banks credit facilities	11	—	217	400
Repayments of Mexican development banks credit facilities	11	(15)	—	—
Proceeds from Gold Key Lease financing	11	—	—	266
Repayments of Gold Key Lease financing	11	(41)	(584)	(1,903)
Repayments of Canadian Health Care Trust Notes	11	(25)	(26)	(45)
Repayments of Auburn Hills Headquarters loan		(50)	(13)	(12)
Repayment of Chrysler Receivables SPV loan	3, 18	—	—	(123)
Net repayment of other financial liabilities		(84)	(81)	(109)
Debt issuance costs		—	(72)	—
Proceeds from Fiat’s incremental equity call option exercise	18	—	1,268	—
Distribution for state tax withholding obligations on behalf of members		(6)	(9)	—

NET CASH USED IN FINANCING ACTIVITIES		(251)	(405)	(1,526)

Effect of exchange rate changes on cash and cash equivalents		—	26	(17)
Net change in cash and cash equivalents		2,013	2,254	1,485
Cash and cash equivalents at beginning of period		9,601	7,347	5,862

Cash and cash equivalents at end of period		$11,614	$9,601	$7,347

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid		$(968)	$(925)	$(1,148)
Income tax payments, net		(224)	(81)	(40)
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized interest on VEBA Trust Note	11	38	126	123
Capitalized interest on Canadian Health Care Trust Notes	11	74	27	—
Recognition of a financial liability related to the VEBA Trust Note, net of discount	17	—	—	3,854
Satisfaction of contribution receivable for the VEBA Trust membership interests	17	—	—	990
Settlement of CAW retiree OPEB obligation in exchange for Canadian Health Care Trust Notes	17	—	—	1,087

See accompanying notes to consolidated financial statements.

99

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT

(In millions of dollars)

	Notes	Contributed Capital	Accumulated Losses	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2009		$409	$(3,785)	$(854)	$(4,230)
VEBA Trust contribution	17	990	—	—	990
Net loss		—	(652)	—	(652)
Total other comprehensive loss		—	—	(597)	(597)

Balance at December 31, 2010		$1,399	$(4,437)	$(1,451)	$(4,489)
Exercise of Fiat’s incremental equity call option	18	1,268	—	—	1,268
Distribution for state tax withholding obligations on behalf of members		(10)	—	—	(10)
Net income		—	183	—	183
Total other comprehensive loss		—	—	(2,987)	(2,987)

Balance at December 31, 2011		$2,657	$(4,254)	$(4,438)	$(6,035)
Distribution for state tax withholding obligations on behalf of members		(10)	—	—	(10)
Net income		—	1,668	—	1,668
Total other comprehensive loss		—	—	(2,882)	(2,882)

Balance at December 31, 2012		$2,647	$(2,586)	$(7,320)	$(7,259)

See accompanying notes to consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Background and Nature of Operations

Unless otherwise specified, the terms “we,” “us,” “our,” “Chrysler Group” and the “Company” refer to Chrysler Group LLC and its consolidated subsidiaries, or any one or more of them, as the context may require. “Fiat” refers to Fiat S.p.A., a corporation organized under the laws of Italy, its consolidated subsidiaries (excluding Chrysler Group) and entities it jointly controls, or any one or more of them, as the context may require.

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

As a result of a series of transactions during 2011 and early 2012 that were contemplated in our governance documents and certain other agreements, our continuing members are now Fiat, which holds a 58.5 percent ownership interest in us, and the VEBA Trust, which holds the remaining 41.5 percent ownership interest in us. Refer to Note 18, Other Transactions with Related Parties, and Note 24, Subsequent Events, for additional information regarding Fiat’s exercise of its option to acquire additional portions of the VEBA Trust’s membership interests in Chrysler Group.

Nature of Operations

We design, engineer, manufacture, distribute and sell vehicles under the brand names Chrysler, Jeep, Dodge and Ram. As part of our industrial alliance with Fiat, we also manufacture Fiat vehicles in North America, which we distribute for ourselves throughout North America and sell to Fiat for distribution elsewhere in the world. Our product lineup includes passenger cars, utility vehicles, which include sport utility vehicles and crossover vehicles, minivans, pick-up trucks, and medium-duty trucks. We also sell automotive service parts and accessories under the Mopar brand name.

Our products are sold in more than 120 countries around the world. We sell our products to dealers and distributors for sale to retail customers and fleet customers, which include rental car companies, commercial fleet customers, leasing companies and government entities. The majority of our operations, employees, independent dealers and sales are in North America, primarily in the U.S. Approximately 10 percent of our vehicle sales in 2012 were outside North America, principally in Asia Pacific, South America and Europe. Vehicle, service parts and accessories sales outside North America are primarily through wholly-owned, affiliated or independent distributors and dealers. In June 2011, Fiat became the general distributor of our vehicles and service parts in Europe, selling our products through a network of newly appointed dealers. Refer to Note 18, Other Transactions with Related Parties, for additional information.

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

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance to clarify the applicable guidance for a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. We will comply with this guidance as of January 1, 2014, and we are evaluating the potential impact on our consolidated financial statements.

In February 2013, the FASB issued updated guidance in relation to the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied retrospectively for all periods presented for those obligations resulting from joint and several liability arrangements that exist at the beginning of the fiscal year of adoption. We will comply with this guidance as of January 1, 2014, and we are evaluating the potential impact to our consolidated financial statements.

In February 2013, the FASB issued updated guidance that amends the reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”). These amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component, either on the face of the financial statement where net income is presented or in the notes to the financial statements. This guidance is effective for fiscal periods beginning after December 15, 2012, and is to be applied prospectively. We will comply with this guidance as of January 1, 2013, and the adoption of the guidance will not have a material impact on our consolidated financial statements.

In October 2012, the FASB issued updated guidance on technical corrections and other revisions to various FASB codification topics. The guidance represents changes to clarify the codification, correct unintended application of the guidance or make minor improvements to the codification. The guidance also amends various codification topics to reflect the measurement and disclosure requirements of Accounting Standards Codification

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2. Basis of Presentation and Significant Accounting Policies —Continued

Recent Accounting Pronouncements —Continued

Topic 820, Fair Value Measurements and Disclosures. Certain amendments in this guidance are effective for fiscal periods beginning after December 15, 2012, while the remainder of the amendments are effective immediately. We previously adopted the guidance that was effective immediately and it did not have a material impact on our consolidated financial statements. We will comply with the remainder of the guidance as of January 1, 2013, and it will not have a material impact on our consolidated financial statements.

In August 2012, the FASB issued updated guidance on technical corrections to the U.S. Securities and Exchange Commission (“SEC”) guidance in the U.S. GAAP hierarchy. The SEC guidance was updated to make it more consistent with U.S. GAAP issued by the FASB. The principal changes of the guidance involve revision or removal of accounting guidance references and other conforming changes to ensure consistent referencing throughout the SEC’s Staff Accounting Bulletins. This guidance was effective immediately and it did not have a material impact on our consolidated financial statements.

In July 2012, the FASB issued updated guidance on the annual testing of indefinite-lived intangible assets for impairment. The amendments allow an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If, based on its qualitative assessment, an entity concludes it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We elected to early adopt the updated guidance as of October 1, 2012, and it did not have a material impact on our consolidated financial statements.

In December 2011, the FASB issued updated guidance which amends the disclosure requirements regarding the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. Under the guidance, an entity must disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued updated guidance which clarified that the 2011 amendment to the balance sheet offsetting standard does not cover transactions that are not considered part of the guidance for derivatives and hedge accounting. This guidance is effective for fiscal periods beginning on or after January 1, 2013. We will comply with this guidance as of January 1, 2013, and we are evaluating the potential impact to our consolidated financial statements.

In May 2011, the FASB issued updated guidance to achieve common fair value measurement and disclosure requirements between International Financial Reporting Standards and U.S. GAAP. The amendments clarify the FASB’s intent about the application of existing requirements and provides for changes in measuring the fair value of financial instruments that are managed within a portfolio and the application of premiums or discounts. This guidance will require us to, among other things, expand existing disclosures for recurring Level 3 fair value measurements and for those assets and liabilities not measured at fair value on the balance sheet, but for which fair value is disclosed. This guidance was effective for fiscal periods beginning after December 15, 2011, and was to be applied prospectively. We adopted this guidance as of January 1, 2012, and it did not have a material impact on our consolidated financial statements.

Significant Accounting Policies

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2. Basis of Presentation and Significant Accounting Policies —Continued

Significant Accounting Policies —Continued

Use of Estimates —Continued

disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, goodwill, long-lived asset and indefinite-lived intangible asset impairment analyses, recoverability of investments in equipment and other assets on operating leases, warranty obligations, product liability accruals, sales incentive obligations, restructuring accruals, valuation of derivative instruments, valuation of deferred tax assets, obligations related to income taxes, employee benefit related obligations and the useful lives of property and equipment.

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

We use price discounts to adjust vehicle pricing in response to a number of market and product factors, including: pricing actions and incentives offered by competitors, economic conditions, the amount of excess industry production capacity, the intensity of market competition, consumer demand for the product and the need to support promotional campaigns. We may offer a variety of sales incentive programs at any given point in time, including: cash offers to dealers and retail customers and subvention programs offered to retail customers or lease subsidies, which reduce the retail customer’s monthly lease payment or cash due at the inception of the financing arrangement, or both. Incentive programs are generally brand, model and region specific for a defined period of time, which may be extended.

We record the estimated cost of sales incentive programs offered to dealers and retail customers as a reduction to revenue at the time of sale to the dealer. This estimated cost represents the incentive programs offered to dealers and retail customers, as well as the expected modifications to these programs in order to facilitate sales of the dealer inventory. Subsequent adjustments to incentive programs related to vehicles previously sold to dealers are recognized as an adjustment to revenue in the period the adjustment is determinable. For the years ended December 31, 2012, 2011 and 2010, incentive expense was $8.8 billion, $7.2 billion and $7.0 billion, respectively, and is included as a reduction to Revenues, Net in the accompanying Consolidated Statements of Operations.

Vehicle sales through our Guaranteed Depreciation Program (“GDP”), under which we guarantee the residual value or otherwise assume responsibility for the minimum resale value of the vehicle, are accounted for similar to an operating lease and rental income is recognized over the contractual term of the lease on a straight-line basis.

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

Chrysler Canada Inc. (“Chrysler Canada”), our principal operating subsidiary in Canada, maintains our Gold Key Lease vehicle lease portfolio. The related vehicles are leased to Canadian consumers and are accounted for as operating leases. Operating lease revenue is recognized over the contractual term of the lease on a straight-line basis. Initial direct costs are recorded as an adjustment to the carrying value of the leased assets and are amortized over the term of the lease on a straight-line basis.

We are currently winding down our Gold Key Lease vehicle lease program, and do not anticipate adding any additional vehicles to the portfolio. No vehicles were added to the portfolio during the years ended December 31, 2012, 2011 and 2010. Refer to Note 11, Financial Liabilities, for additional information related to this portfolio.

We offer customers the opportunity to purchase separately-priced extended warranty and service contracts. In addition, from time to time we sell certain vehicles with a service contract included in the sales price of the vehicle. The service contract and vehicle qualified as separate units of accounting in accordance with the accounting guidance for multiple-element arrangements. The revenue from these contracts, as well as our separately-priced extended warranty and service contracts, is recorded as a component of Deferred Revenue in the accompanying Consolidated Balance Sheets at the inception of the contract and is recognized as revenue over the contract period in proportion to the costs expected to be incurred based on historical information. A loss on these contracts is recognized if the sum of the expected costs for services under the contract exceeds unearned revenue.

Cost of Sales

Cost of sales is comprised of a number of expenses incurred in the manufacturing and distribution of vehicles and parts, the most significant of which is the cost of materials and components. The remaining costs principally include labor costs, consisting of direct and indirect wages and fringe benefits, depreciation and amortization, and transportation costs. Cost of sales also includes product-related costs, which are described below under Product-Related Costs, along with depreciation expense related to our GDP vehicles, as well as interest, depreciation and amortization expense related to the Gold Key Lease portfolio.

Share-Based Compensation

We have various compensation plans that provide for the granting of share-based compensation to certain employees and directors. We account for share-based compensation plans in accordance with the accounting guidance set forth for share-based payments, which requires us to recognize share-based compensation expense based on fair value. Compensation expense for equity-classified awards is measured at the grant date based on the fair value of the award using a discounted cash flow methodology. For those awards with post-vesting contingencies, we apply an adjustment to account for the probability of meeting the contingencies. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. Compensation

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2. Basis of Presentation and Significant Accounting Policies —Continued

Significant Accounting Policies —Continued

Share-Based Compensation  —Continued

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

Product-Related Costs

Expenditures for research and development include material and personnel costs and are expensed as incurred. Research and development expenses, net were $2,324 million, $1,674 million and $1,500 million for the years ended December 31, 2012, 2011 and 2010, respectively. Advertising, sales promotion and other product-related costs are also expensed as incurred. For the years ended December 31, 2012, 2011 and 2010, advertising expense was $2,742 million, $2,560 million and $1,721 million, respectively, and is included in Selling, Administrative and Other Expenses in the accompanying Consolidated Statements of Operations.

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

Post-employment benefits accrued for workforce reductions related to restructuring activities are recorded in the period when it is probable that employees will be terminated, which generally occurs when a plan meets the

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2. Basis of Presentation and Significant Accounting Policies —Continued

Significant Accounting Policies —Continued

Restructuring Actions —Exit and Disposal Activities —Continued

following criteria and is communicated to employees: (i) management, having authority to approve the action, commits to a plan of termination, (ii) the plan identifies the number of employees to be terminated, their location and job classifications or functions, as well as the expected completion date, (iii) the plan establishes the terms of the benefit arrangement, including the benefits that employees will receive upon termination, in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated and (iv) the actions required to complete the plan indicate that it is unlikely that significant changes to the plan will occur or that the plan will be withdrawn. Other associated costs such as relocations, contract terminations and plant deactivations are recorded when the costs are incurred. Costs associated with actions that will exceed one year are reflected on a discounted basis. Restructuring reserves are included in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets and are reviewed at least quarterly for adequacy and any necessary adjustments are recorded in the period the adjustment is determinable.

Income Taxes

We are a limited liability company classified as a partnership entity for U.S. federal income tax purposes. As such, we are not a taxable entity for U.S. federal income tax purposes. Rather, federal taxable income or loss is included in the respective federal income tax returns of our members. However, our provision for income taxes includes foreign taxes for our corporate subsidiaries, as well as for certain U.S. states which impose income taxes upon non-corporate legal entities.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2. Basis of Presentation and Significant Accounting Policies —Continued

Significant Accounting Policies —Continued

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts as a contra asset to our accounts receivable balances. A provision for probable losses is charged against selling, administrative and other expenses to maintain the allowance for doubtful accounts at an amount management believes represents the best estimate of probable losses related to specifically identified receivables, as well as probable losses inherent in all other receivables as of the balance sheet date. Management periodically and systematically evaluates the adequacy of the allowance for doubtful accounts by reviewing historical loss experience, delinquency statistics and other factors in the economy that are expected to have an impact on the losses incurred, in addition to specifically identified probable losses.

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

Property, Plant and Equipment, Net and Equipment and Other Assets on Operating Leases, Net

Property, plant and equipment and equipment and other assets on operating leases are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are generally provided using the straight-line method over the estimated useful lives of the assets. Gains and losses upon disposal of leased vehicles and adjustments to reflect impairment of the vehicles’ residual values are also included in depreciation expense. Under the terms of certain of our GDP agreements, leased vehicles are repurchased by us prior to being sold at auction. Upon our repurchase, the leased vehicle is reclassified from equipment and other assets on operating leases, net to inventory at the lower of cost or estimated fair value. Routine maintenance costs are expensed as incurred.

Residual Values

We have significant investments in the residual values of our vehicle lease portfolios, which are included in Equipment and Other Assets on Operating Leases, Net in the accompanying Consolidated Balance Sheets. These residual values represent estimates of the fair value of the leased assets at the end of the contract terms and are initially recorded based on industry estimates. Realization of the residual values is dependent on our future ability to market the vehicles for sale under the prevailing market conditions. Throughout the lease term, residual values are reviewed at least quarterly to determine whether the estimates of the fair value of the assets at the end of the lease terms are appropriate. To the extent the expected value of the vehicle at lease termination changes, we record adjustments to the expected residual value. Changes in the expected residual values are adjusted through additional or reduced depreciation or recognition of an impairment loss. These costs are included in Cost of Sales in the accompanying Consolidated Statements of Operations. These assumptions and related additional or reduced depreciation may change based on market conditions.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2. Basis of Presentation and Significant Accounting Policies —Continued

Significant Accounting Policies —Continued

Impairment of Long-Lived Assets

Long-lived assets held and used (such as property, plant and equipment, and equipment and other assets on operating leases) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of an asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or group of assets. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or group of assets exceeds the fair value of the asset or group of assets. No impairment indicators were identified during the years ended December 31, 2012, 2011 and 2010. As such, no impairment charges were recognized during the respective periods. When long-lived assets are considered held for sale, they are recorded at the lower of carrying amount or fair value less costs to sell, and depreciation ceases.

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

Goodwill is evaluated for impairment annually as of October 1. In September 2011, the FASB issued updated guidance on annual goodwill impairment testing. The amendment allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we elect the qualitative assessment and we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, quantitative impairment testing is required. However, if we conclude otherwise, quantitative impairment testing is not required.

When quantitative impairment testing is required, goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test is to compare the fair value of our reporting unit to its carrying value. The fair value is determined by estimating the present value of expected future cash flows for the reporting unit. If the fair value of the reporting unit is greater than its carrying amount, no impairment exists and the second step of the test is not performed. If the carrying amount of the reporting unit is greater than the fair value, there is an indication that an impairment may exist and the second step of the test must be completed to measure the amount of the impairment. The second step of the test calculates the implied fair value of goodwill by assigning the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The implied fair value of goodwill is then compared to the carrying value. If the implied fair value of goodwill is less than the carrying value, an impairment loss is recognized equal to the difference. No impairment losses have been recognized for the years ended December 31, 2012, 2011 and 2010.

Intangible assets that have a finite useful life are amortized over their respective estimated useful lives, which are reviewed by management each reporting period and whenever changes in circumstances indicate that the

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2. Basis of Presentation and Significant Accounting Policies —Continued

Significant Accounting Policies —Continued

Goodwill and Other Intangible Assets —Continued

carrying value of the assets may not be recoverable. Other intangible assets determined to have an indefinite useful life are not amortized, but are instead tested for impairment annually. In July 2012, the FASB issued updated guidance on the annual testing of indefinite-lived intangible assets for impairment. The amendments allow an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If we elect the qualitative assessment and we conclude it is more likely than not that the fair value of the indefinite-lived intangible assets is less than its carrying amount, quantitative impairment testing is required. However, if we conclude otherwise, quantitative impairment testing is not required. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management estimates fair value through various techniques including discounted cash flow models, which incorporate market based inputs, and third party independent appraisals, as considered appropriate. Management also considers current and estimated economic trends and outlook. No impairment losses have been recognized for the years ended December 31, 2012, 2011 and 2010.

Foreign Currency

The functional currency of certain of our subsidiaries, notably Mexico and Venezuela, is the U.S. Dollar (“USD”). The functional currency of our other international operations, notably our Canadian subsidiaries and international distribution centers, is the respective subsidiary’s local currency. The assets and liabilities of our foreign operations, where the functional currency is the respective subsidiary’s local currency, are translated into USD using the exchange rate in effect as of the balance sheet date. Income statement amounts are translated at the average exchange rate prevailing during the period. The resulting translation adjustments are recorded as a component of AOCI. Foreign currency exchange gains and losses arising from fluctuations in currency exchange rates on transactions and balances denominated in currencies other than the functional currency are recorded in earnings as incurred and are included in Revenues, Net in the accompanying Consolidated Statements of Operations. Refer to Note 21, Venezuelan Currency Regulations and Devaluation and Note 24, Subsequent Events, for additional information related to currency devaluations in Venezuela.

The following summarizes changes in AOCI resulting from translation adjustments (in millions of dollars):

	Years Ended December 31,
	2012	2011	2010
Balance at beginning of period	$(31)	$(49)	$58
Foreign currency translation adjustments (1)	(63)	18	(107)

Balance at end of period	$(94)	$(31)	$(49)

(1)	Net of $0 of taxes

The following table summarizes net foreign currency transaction gains (losses) as follows (in millions of dollars):

	Years Ended December 31,
	2012	2011	2010
Net foreign currency transaction gains (losses)	$(144)	$91	$(30)

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2. Basis of Presentation and Significant Accounting Policies —Continued

Significant Accounting Policies —Continued

Fair Value Measurements

The measurement of fair value is based on a three-tier hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

Level	1 —Quoted prices are available in active markets for identical assets or liabilities as of the balance sheet date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as cash and cash equivalents, restricted cash and marketable securities.

Level	2 —Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the balance sheet date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument and can be derived from observable data. Instruments in this category include commercial paper and non-exchange-traded derivatives such as over-the-counter currency and commodity forwards and swap contracts.

Level	3 —Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, we perform an analysis of all instruments subject to fair value measurement and include in Level 3 all of those whose fair value is based on significant unobservable inputs. Instruments in this category include non-exchange traded derivatives such as over-the-counter commodity option and swap contracts.

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy. Transfers into and out of fair value hierarchy levels are recognized as of the balance sheet date.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3. Variable Interest Entities

Consolidated VIEs

Gold Key Lease

We previously used special purpose entities to securitize future lease payments and vehicle residual values for the portfolio of vehicles under our Gold Key Lease financing program. As of December 31, 2011, we were the sole beneficiary of the consolidated assets from these VIEs and accordingly, we were considered to be the primary beneficiary. In June 2012, we repaid the remaining outstanding balance of the asset-backed note payable. We are currently winding down the Gold Key Lease financing program and no vehicles were added to the vehicle lease portfolio during the years ended December 31, 2012 and 2011.

The following amounts were included in the respective financial statement captions in the accompanying Consolidated Balance Sheets related to the Gold Key Lease vehicle lease portfolio as of December 31 (in millions of dollars):

	2012	2011
Restricted cash	$—	$3
Equipment and other assets on operating leases, net	1	59
Financial liabilities	—	41

Refer to Note 4, Interest Expense, and Note 11, Financial Liabilities, for additional information related to our Gold Key Lease program and financing arrangements.

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

ZFM began production in July 2010. Upon the start of operations, we recorded capital lease assets and capital lease obligations resulting from an embedded capital lease related to the equipment used to produce the lightweight axles. In July 2011, a second embedded capital lease was recorded related to equipment used to produce axle components. As of December 31, 2012 and 2011, we had $108 million and $123 million, respectively, of capital lease assets and $115 million and $127 million, respectively, of capital lease obligations, which are included in Property, Plant and Equipment, Net and Financial Liabilities, respectively, in the accompanying Consolidated Balance Sheets. Our maximum exposure to loss is approximately $12 million through our contractual commitments to ZFM through 2020.

U.S. Dealer Automotive Receivables Transition LLC

Prior to May 2011, we were a party to the Ally Master Transaction Agreement (“Ally MTA”) between the U.S. Treasury, Ally Financial Inc. (“Ally”) and U.S. Dealer Automotive Receivables Transition LLC (“USDART”). The Ally MTA provided for a risk sharing arrangement, in which USDART would reimburse Ally for qualifying losses on loans with third party Chrysler Group dealerships issued prior to November 21, 2009. In May 2011, all parties mutually agreed to terminate the Ally MTA.

Prior to May 2011, USDART was determined to be a VIE as it did not have sufficient equity at risk to finance its activities. At December 31, 2010, we had a variable interest in USDART in the form of a $100 million advance to USDART. However, we did not have the power to direct the activities of USDART that most significantly affected its economic performance, therefore, we determined we were not the primary beneficiary of USDART.

In May 2011, and under the terms of the U.S. Treasury first lien credit agreement, amounts outstanding under that agreement were reduced by $4 million, the amount of qualifying losses incurred by Ally through April 2011. In addition, under the terms of the Ally MTA, $96 million, which represented the remaining balance of the advance to USDART, was transferred to us. Refer to Note 13, Commitments, Contingencies and Concentrations, for additional information related to USDART.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4. Interest Expense

Interest expense included the following (in millions of dollars):

	Years Ended December 31,
	2012	2011	2010
Financial interest expense:
Related parties (see Note 18)	$440	$635	$934
Other	651	506	220
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	119	170	229
Payable-in-kind interest —related party (see Note 18)	—	27	68
Capitalized interest related to capital expenditures	(116)	(100)	(175)

Total	$1,094	$1,238	$1,276

In addition to the interest amounts included in Interest Expense in the accompanying Consolidated Statements of Operations, we recorded financial interest expense related to Gold Key Lease financing activities of $1 million, $13 million and $67 million in Cost of Sales for the years ended December 31, 2012, 2011 and 2010, respectively. Gold Key Lease financial interest expense included the effects of interest rate swaps for the years ended December 31, 2011 and 2010. We also recorded $8 million and $23 million of net interest accretion related to Gold Key Lease financing activities in Cost of Sales in the accompanying Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, respectively. No such interest accretion was recorded for the year ended December 31, 2012. Refer to Note 11, Financial Liabilities, for additional information related to Gold Key Lease.

Related party amounts above include activities with the U.S. Treasury through July 21, 2011. Refer to Note 18, Other Transactions with Related Parties, for additional information.

Note 5. Inventories

The components of inventories as of December 31 were as follows (in millions of dollars):

	2012	2011
Finished products, including service parts	$3,255	$2,655
Work in process	1,560	1,544
Raw materials and manufacturing supplies	183	167

Total	$4,998	$4,366

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6. Property, Plant and Equipment, Net

The components of property, plant and equipment as of December 31 were as follows (in millions of dollars):

	Range of Useful Lives (years)	2012	2011
Land	–	$257	$251
Leasehold improvements and buildings	12 - 40	2,929	2,694
Technical equipment and machinery	3 - 30	8,103	6,987
Factory, office and other equipment	3 - 19	1,640	1,435
Special tooling	3 - 12	7,526	6,634
Construction in progress, including advance payments related to plant and equipment	–	3,125	2,073

		23,580	20,074
Accumulated depreciation and amortization		(8,089)	(6,109)

Total		$15,491	$13,965

Depreciation and amortization of property, plant and equipment was $2,352 million, $2,575 million and $2,558 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 7. Equipment and Other Assets on Operating Leases, Net

The components of equipment and other assets on operating leases as of December 31 were as follows (in millions of dollars):

	Range of Service Lives (years)	2012	2011
Leased vehicles —Guaranteed Depreciation Program	5 - 15	$601	$1,116
Leased vehicles —Gold Key Lease	5 - 15	6	94
Other leased assets	12 - 40	453	348

		1,060	1,558
Accumulated depreciation		(84)	(137)

Total		$976	$1,421

Included in Leased vehicles —Guaranteed Depreciation Program above are vehicles sold to daily rental car companies which are subject to guaranteed minimum resale values.

Included in Leased vehicles —Gold Key Lease above is a portfolio of vehicles that was originated in connection with a vehicle lease financing program in Canada. We previously had securitizations of future lease payments on certain of these operating leases and the related vehicles’ residual values. The securitizations were accounted for as secured borrowings. We used special purpose entities which were considered VIEs for most of the securitizations. As of December 31, 2011, we were the sole beneficiary of the consolidated assets from these VIEs. Refer to Note 3, Variable Interest Entities, for additional information.

As of December 31, 2011, the debt associated with the on-balance sheet lease securitizations was $41 million, and is included in Financial Liabilites in the accompanying Consolidated Balance Sheets. In June 2012, we

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7. Equipment and Other Assets on Operating Leases, Net —Continued

repaid the remaining outstanding balance of the asset-backed note payable. These obligations were primarily repaid out of collections from the operating lease and proceeds from the sales of the related vehicles. We are currently winding down the Gold Key Lease program, therefore, no additional funding will be required. No vehicles were added to the portfolio during the years ended December 31, 2012 and 2011.

Included in Other Leased Assets above are buildings, warehouses, sales offices as well as dealership and vehicle storage properties that we lease to our dealers and others.

Depreciation of equipment and other assets on operating leases was $170 million, $117 million and $359 million for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in Cost of Sales in the accompanying Consolidated Statements of Operations.

Future minimum lease payments due from customers for equipment and other assets on operating leases as of December 31, 2012 were as follows (in millions of dollars):

2013	$17
2014	15
2015	14
2016	9
2017	5
2018 and thereafter	16

Note 8. Goodwill and Other Intangible Assets

As of December 31, 2012 and 2011, we had goodwill of $1,361 million. No adjustments to the carrying amount of goodwill were recorded during the years ended December 31, 2012 and 2011. We have one operating segment, which is also our only reporting unit.

The components of other intangible assets as of December 31 were as follows (in millions of dollars):

	Range of Useful Lives (years)	2012
		Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$—	$2,210
Dealer networks	20	392	70	322
Fiat contributed intellectual property rights	10	320	114	206
Other intellectual property rights	3 - 12	263	37	226
Patented and unpatented technology	4 - 10	208	120	88
Favorable operating lease contracts	1 - 16	19	13	6
Software and other	2 - 5	489	187	302

Total		$3,901	$541	$3,360

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8. Goodwill and Other Intangible Assets —Continued

	Range of Useful Lives (years)	2011
		Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$—	$2,210
Dealer networks	20	390	50	340
Fiat contributed intellectual property rights	10	320	82	238
Other intellectual property rights	3 - 12	263	19	244
Patented and unpatented technology	4 - 10	208	87	121
Favorable operating lease contracts	1 - 16	29	19	10
Software and other	2 - 5	352	144	208

Total		$3,772	$401	$3,371

During the years ended December 31, 2012 and 2011, additions of $172 million and $95 million, respectively, were recorded with a weighted-average amortization period of 4 years and 6 years, respectively.

The following summarizes the amount of intangible asset amortization expense included in the respective financial statement captions of the accompanying Consolidated Statements of Operations (in millions of dollars):

		Years Ended December 31,
	Financial Statement Caption	2012	2011	2010
Favorable operating lease contracts	Revenues, Net	$1	$18	$71
Patented and unpatented technology, intellectual property, software and other	Cost of Sales	159	164	115
Dealer networks and other	Selling, Administrative and Other Expenses	23	43	24

Total		$183	$225	$210

Based on the gross carrying amount of other intangible assets as of December 31, 2012, the estimated future amortization expense for the next five years was as follows (in millions of dollars):

2013	$172
2014	178
2015	141
2016	133
2017	99

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9. Prepaid Expenses and Other Assets

The components of prepaid expenses and other assets as of December 31 were as follows (in millions of dollars):

	2012			2011
	Current	Non- Current	Total	Current	Non- Current	Total
Amounts due from related parties (see Note 18)	$503	$—	$503	$975	$—	$975
Prepaid pension expense (see Note 17)	—	114	114	—	118	118
Other	605	289	894	628	303	931

Total	$1,108	$403	$1,511	$1,603	$421	$2,024

Note 10. Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities as of December 31 were as follows (in millions of dollars):

	2012			2011
	Current	Non- Current	Total	Current	Non- Current	Total
Pension and postretirement benefits (see Note 17)	$188	$11,864	$12,052	$185	$9,198	$9,383
Product warranty costs	1,142	2,372	3,514	1,196	2,122	3,318
Sales incentives	3,031	—	3,031	2,431	—	2,431
Personnel costs	711	413	1,124	585	391	976
Amounts due to related parties (see Note 18) (1)	562	—	562	381	—	381
Income and other taxes	256	106	362	287	118	405
Accrued interest (2)	342	—	342	330	—	330
Workers’ compensation	46	275	321	43	284	327
Vehicle residual value guarantees, excluding Gold Key Lease vehicle portfolio	238	—	238	438	—	438
Restructuring actions (see Note 20)	69	—	69	150	—	150
Other	1,933	507	2,440	1,681	645	2,326

Total	$8,518	$15,537	$24,055	$7,707	$12,758	$20,465

(1)	Excludes amounts due to related parties for interest separately discussed in (2) below.
(2)	Includes $222 million and $220 million of accrued interest due to related parties as of December 31, 2012 and 2011, respectively. Refer to Note 18, Other Transactions with Related Parties, for additional information.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10. Accrued Expenses and Other Liabilities —Continued

The changes in accrued product warranty costs (excluding deferred revenue from extended warranty and service contracts described below, as well as supplier recoveries) were as follows (in millions of dollars):

	Years Ended December 31,
	2012	2011	2010
Balance at beginning of period	$3,318	$3,171	$3,176
Provision for current period warranties	1,735	1,686	1,342
Net adjustments to pre-existing warranties	(158)	(106)	123
Net warranty settlements	(1,414)	(1,452)	(1,497)
Interest accretion, translation and other adjustments	33	19	27

Balance at end of period	$3,514	$3,318	$3,171

During the years ended December 31, 2012, 2011 and 2010, we recognized recoveries from suppliers related to warranty claims of $105 million, $115 million and $120 million, respectively, which are excluded from the change in warranty costs above.

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

The following summarizes the changes in deferred revenue from these contracts (in millions of dollars):

	Years Ended December 31,
	2012	2011	2010
Balance at beginning of period	$926	$829	$779
Deferred revenues for current period service contracts	600	545	433
Earned revenues in current period	(446)	(446)	(444)
Refunds of cancelled contracts	(54)	(53)	(47)
Interest accretion, translation and other adjustments	49	51	108

Balance at end of period	$1,075	$926	$829

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11. Financial Liabilities

The components of financial liabilities as of December 31 were as follows (in millions of dollars):

	2012
	Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable Within One Year:

	Effective
VEBA Trust Note	11.71%	$159	$159
Tranche B Term Loan	6.46% (1)	30	30

Canadian Health Care Trust Notes:
Tranche A	7.98% (2)	79	79
Tranche B	9.21% (2)	23	23

Total Canadian Health Care Trust Notes		102	102

Mexican development banks credit facility due 2025	9.62% (3)	30	30

	Weighted Average
Other:
Capital lease obligations	11.50%	36	27
Other financial obligations	11.09%	115	108

Total other financial liabilities		151	135

Total financial liabilities payable within one year		$472	$456

	Maturity	Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable After One Year:

		Effective
VEBA Trust Note	7/15/2023	11.71%	$4,715	$4,129
Tranche B Term Loan	5/24/2017	6.46% (1)	2,925	2,874
Secured Senior Notes due 2019	6/15/2019	8.21% (4)	1,500	1,484
Secured Senior Notes due 2021	6/15/2021	8.44% (5)	1,700	1,681

Canadian Health Care Trust Notes:
Tranche A	6/30/2017	7.98% (2)	402	426
Tranche B	6/30/2024	9.21% (2)	456	467
Tranche C	6/30/2024	9.68% (6)	109	92

Total Canadian Health Care Trust Notes			967	985

Mexican development banks credit facilities:
Credit facility due 2021	12/23/2021	8.54% (7)	231	231
Credit facility due 2025	7/19/2025	9.62% (3)	350	350

Total Mexican development banks credit facilities			581	581

		Weighted Average
Other:
Capital lease obligations	2014-2020	12.43%	251	214
Other financial obligations	2014-2024	13.43%	218	199

Total other financial liabilities			469	413

Total financial liabilities payable after one year			12,857	12,147

Total			$13,329	$12,603

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11. Financial Liabilities —Continued

	2011
	Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable Within One Year:

	Effective
Tranche B Term Loan	6.46% (1)	$30	$30
Canadian Health Care Trust Note —Tranche D	5.50% (8)	24	23
Mexican development banks credit facility due 2025	9.60% (3)	14	14

	Weighted Average
Other:
Asset-backed note payable —Gold Key Lease	4.46%	41	41
Capital lease obligations	11.01%	38	28
Other financial obligations	10.37%	104	94

Total other financial liabilities		183	163

Total financial liabilities payable within one year		$251	$230

	Maturity	Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable After One Year:

		Effective
VEBA Trust Note	7/15/2023	11.71%	$4,836	$4,193
Tranche B Term Loan	5/24/2017	6.46% (1)	2,955	2,893
Secured Senior Notes due 2019	6/15/2019	8.21% (4)	1,500	1,482
Secured Senior Notes due 2021	6/15/2021	8.44% (5)	1,700	1,680

Canadian Health Care Trust Notes:
Tranche A	6/30/2017	7.98% (2)	434	465
Tranche B	6/30/2024	9.21% (2)	433	445
Tranche C	6/30/2024	9.68% (6)	98	81

Total Canadian Health Care Trust Notes			965	991

Mexican development banks credit facilities:
Credit facility due 2021	12/23/2021	8.49% (7)	214	214
Credit facility due 2025	7/19/2025	9.60% (3)	353	353

Total Mexican development banks credit facilities			567	567

		Weighted Average
Other:
Capital lease obligations	2013-2020	12.42%	282	237
Other financial obligations	2013-2024	12.81%	326	301

Total other financial liabilities			608	538

Total financial liabilities payable after one year			13,131	12,344

Total			$13,382	$12,574

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11. Financial Liabilities —Continued

(1)	Loan bears interest at LIBOR (subject to a 1.25 percent floor) + 4.75 percent. Commencing in July 2011, interest has been reset every three months. Stated interest rate as of both December 31, 2012 and 2011 was 6.00 percent.
(2)	Note bears interest at a stated rate of 9.00 percent.
(3)	Represents the stated interest rate. Loan bears interest at the 28 day Interbank Equilibrium Interest Rate (“TIIE”) + 4.80 percent subject to a quarterly reset of TIIE.
(4)	Notes bear interest at a stated rate of 8.00 percent.
(5)	Notes bear interest at a stated rate of 8.25 percent.
(6)	Note bears interest at a stated rate of 7.50 percent.
(7)	Represents the stated interest rate. Loan bears interest at the 28 day TIIE + 3.70 percent subject to a monthly reset of TIIE.
(8)	Note was non-interest bearing.

As of December 31, 2012, the carrying amounts of our financial obligations were net of fair value adjustments, discounts, premiums and loan origination fees totaling $726 million related to the following obligations (in millions of dollars):

VEBA Trust Note	$586
Tranche B Term Loan	51
Secured Senior Notes due 2019	16
Secured Senior Notes due 2021	19
Canadian Health Care Trust Notes	(18)
Liabilities from capital leases and other financial obligations	72

Total	$726

As of December 31, 2012, the aggregate annual contractual maturities of our financial liabilities at face value were as follows (in millions of dollars):

2013	$472
2014	469
2015	501
2016	532
2017	3,414
2018 and thereafter	7,941

Total	$13,329

Repayment of U.S. Treasury and Export Development Canada Credit Facilities

On May 24, 2011, we repaid all amounts outstanding under the U.S. Treasury and Export Development Canada (“EDC”) credit facilities. Refer to U.S. Treasury Credit Facilities and Export Development Canada Credit Facilities below for additional information related to these agreements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11. Financial Liabilities —Continued

Repayment of U.S. Treasury and Export Development Canada Credit Facilities —Continued

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

Senior Credit Facilities and Secured Senior Notes

On May 24, 2011, we and certain of our U.S. subsidiaries as guarantors entered into the following arrangements:

•	Senior Credit Facilities — a $3.0 billion Tranche B Term Loan maturing on May 24, 2017, which was fully drawn on May 24, 2011 and a $1.3 billion revolving credit facility that matures on May 24, 2016 (“Revolving Facility”) and remains undrawn;

•	Secured Senior Notes due 2019 — issuance of $1.5 billion of 8 percent secured senior notes due June 15, 2019 (“Original 2019 Notes”); and

•	Secured Senior Notes due 2021 — issuance of $1.7 billion of 8 1⁄4 percent secured senior notes due June 15, 2021 (“Original 2021 Notes”).

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11. Financial Liabilities —Continued

Senior Credit Facilities and Secured Senior Notes —Continued

Senior Credit Facilities

Our Senior Credit Facilities with a syndicate of private sector lenders provide for borrowings of up to $4.3 billion and include, the Revolving Facility which may be borrowed and repaid from time to time until the maturity date. Up to $200 million of the Revolving Facility may be used for the issuance of letters of credit. Prior to the final maturity date of each of the facilities, we have the option to extend the maturity date of all or a portion of these facilities with the consent of the lenders whose loans or commitments are being extended. We also have the option to increase the amount of these facilities in an aggregate principal amount not to exceed $1.2 billion, either through an additional term loan, an increase in the Revolving Facility or a combination of both, subject to certain conditions.

The outstanding principal amount of the Tranche B Term Loan is payable in equal quarterly installments of $7.5 million, with the remaining balance due at maturity. No scheduled principal payments are required on amounts drawn on the Revolving Facility until the maturity date of the facility.

All amounts outstanding under the Tranche B Term Loan and Revolving Facility bear interest at our option of either a base rate plus 3.75 percent per annum or at LIBOR plus 4.75 percent per annum. For the Tranche B Term Loan, a base rate floor of 2.25 percent per annum or a LIBOR floor of 1.25 percent per annum applies. We currently accrue interest based on LIBOR. Commencing in July 2011, interest has been reset every three months and is payable quarterly in January, April, July and October of each year.

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

payment of taxes, maintenance of insurance and similar requirements. The senior secured credit agreement also contains several negative covenants, including but not limited to, (i) limitations on incurrence, repayment and prepayment of indebtedness; (ii) limitations on incurrence of liens; (iii) limitations on making restricted payments, including a limit on declaring dividends or making distributions to our members; (iv) limitations on transactions with affiliates, swap agreements and sale and leaseback transactions; (v) limitations on fundamental changes, including certain asset sales and (vi) restrictions on certain subsidiary distributions. In addition, the senior secured credit agreement requires us to maintain a minimum ratio of borrowing base to covered debt, as well as a minimum liquidity of $3.0 billion, which includes any undrawn amounts on the Revolving Facility.

The senior secured credit agreement contains a number of events of default related to, (i) failure to make payments when due; (ii) failure to comply with covenants; (iii) breaches of representations and warranties; (iv) certain changes of control; (v) cross-default with certain other debt and hedging agreements and (vi) the failure to pay certain material judgments. As of December 31, 2012, we were in compliance with all covenants under the senior secured credit agreement.

Secured Senior Notes

We entered into an indenture with CG Co-Issuer Inc. (“CG Co-Issuer”), our wholly-owned special purpose finance subsidiary, certain of our wholly-owned U.S. subsidiaries (“Guarantors”) and Wilmington Trust FSB, as trustee and Citibank, N.A. as collateral agent, paying agent, registrar and authenticating agent, pursuant to which we issued the Original 2019 Notes and the Original 2021 Notes, collectively referred to as the “Original Notes.” The Original Notes were issued at par and were sold in a private placement to (i) qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and (ii) outside the United States to persons who are not U.S. persons (as defined in Rule 902 of Regulation S under the Securities Act) in compliance with Regulation S under the Securities Act.

In connection with the offering of the Original Notes, we entered into a registration rights agreement with the initial purchasers of the Original Notes. Under the terms of the registration rights agreement, we agreed to register notes having substantially identical terms as the Original Notes with the SEC as part of an offer to exchange freely tradable exchange notes for the Original Notes. On December 29, 2011, and subject to the terms and conditions set forth in our prospectus, we commenced an offer to exchange our new 8 percent secured senior notes due 2019 (“2019 Notes”) for the outstanding Original 2019 Notes and our new 8 1⁄4 percent secured senior notes due 2021 (“2021 Notes”) for the outstanding Original 2021 Notes. The 2019 Notes and 2021 Notes are collectively referred to as the “Notes.”

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

Beginning December 15, 2011, interest on each series of the Original Notes is payable semi-annually in June and December of each year, to the holders of record of such Original Notes at the close of business on June 1 or December 1, respectively, preceding such interest payment date.

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

The indenture provides for customary events of default, including but not limited to, (i) nonpayment; (ii) breach of covenants in the indenture; (iii) payment defaults or acceleration of other indebtedness; (iv) a failure to pay certain judgments and (v) certain events of bankruptcy, insolvency and reorganization. If certain events of default occur and are continuing, the trustee or the holders of at least 25 percent in aggregate of the principal amount of the Notes outstanding under one of the series may declare all of the Notes of that series to be due and payable immediately, together with accrued interest, if any. As of December 31, 2012, we were in compliance with all covenants under the indenture.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11. Financial Liabilities —Continued

VEBA Trust Note

On June 10, 2009, and in accordance with the terms of a settlement agreement between us and the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) (the “VEBA Settlement Agreement”), we issued a senior unsecured note with a face value of $4,587 million to the VEBA Trust (“VEBA Trust Note”). Refer to Note 17, Employee Retirement and Other Benefits, for additional information related to the VEBA Settlement Agreement.

The VEBA Trust Note has an implied interest rate of 9.0 percent per annum and requires annual payments of principal and interest on July 15. Scheduled VEBA Trust Note payments through 2012 did not fully satisfy the interest accrued at the implied rate. In accordance with the agreement, the difference between a scheduled payment and the accrued interest through June 30 of the payment year was capitalized as additional debt on an annual basis. In July 2012, 2011 and 2010, we made scheduled payments of $400 million, $300 million and $315 million, respectively, on the VEBA Trust Note and accrued interest of $38 million, $126 million and $123 million, respectively, was capitalized as additional debt.

Canadian Health Care Trust Notes

On December 31, 2010, Chrysler Canada issued four unsecured promissory notes to an independent Canadian Health Care Trust in an initial aggregate face value of $976 million ($974 million CAD) (“Canadian Health Care Trust Notes”) as part of the settlement of its obligations with respect to retiree health care benefits for National Automobile, Aerospace, Transportation and General Workers Union of Canada (“CAW”) represented employees, retirees and dependents (“Covered Group”). In addition, the Canadian Health Care Trust Notes had accrued interest from January 1, 2010 through December 31, 2010 of $80 million ($80 million CAD) and a $31 million ($31 million CAD) net premium. Refer to Note 17, Employee Retirement and Other Benefits, for additional information related to the Canadian Health Care Trust Settlement Agreement (“Canadian HCT Settlement Agreement”).

Payments on the Canadian Health Care Trust Notes are due on June 30 of each year unless that day is not a business day in Canada, in which case payments are due on the next business day. The scheduled Tranche A and Tranche B note payments through 2012 did not fully satisfy the interest accrued at the stated rate of 9.0 percent per annum. Accordingly, on the payment date, the difference between the scheduled payment and the interest accrued through the payment date was capitalized as additional debt. We are not required to make a payment on the Tranche C note until 2020. However, interest accrued at the stated rate of 7.5 percent per annum on the Tranche C note will be capitalized as additional debt on the payment date of the Tranche B note through 2019. In July 2012 and June 2011, $74 million ($76 million CAD) and $27 million ($26 million CAD), respectively, of interest accrued in excess of the scheduled payments was capitalized as additional debt.

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

The terms of these loans are similar. Chrysler de Mexico placed certain of its assets in special purpose trusts to secure repayment of the loans, including certain receivables and property, plant and equipment. As of December 31, 2012 and 2011, Chrysler de Mexico had $66 million and $56 million of cash on deposit with the trusts, which is included in Prepaid Expenses and Other Assets in the accompanying Consolidated Balance Sheets. The loans require compliance with certain covenants, including, but not limited to, limitations on liens, incurrence of debt and asset sales. As of December 31, 2012, we were in compliance with all covenants under the facilities.

Gold Key Lease

Chrysler Canada maintains our Gold Key Lease vehicle lease portfolio. The related vehicles are leased to Canadian consumers and were financed by asset-backed securitization facilities, as well as a $5.0 billion ($5.0 billion CAD) secured revolving credit facility. In June 2012, we repaid the remaining outstanding balance of the asset-backed note payable. These obligations were primarily repaid out of collections from the operating leases and proceeds from the sales of the related vehicles. We are currently winding down the Gold Key Lease program, therefore, no additional funding will be required. No vehicles were added to the portfolio during the years ended December 31, 2012 and 2011.

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

The Tranche C Commitment was scheduled to accrue quarterly payable-in-kind (“PIK”) interest of a maximum of $17 million through June 10, 2017, and the PIK interest was to be capitalized on a quarterly basis. Accordingly, $17 million and $68 million of PIK interest was capitalized as additional debt during the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11. Financial Liabilities —Continued

U.S. Treasury Credit Facilities —Continued

On May 24, 2011, we repaid all amounts owed under the U.S. Treasury first lien credit agreement and terminated all lending commitments thereunder. See Repayment of U.S. Treasury and Export Development Canada Credit Facilities above for additional information.

Export Development Canada Credit Facilities

Chrysler Canada entered into a loan and security agreement with the EDC on March 30, 2009, which was subsequently amended on April 29, 2009, pursuant to which the EDC provided a $1,238 million ($1,209 million Canadian dollar (“CAD”)) secured term loan facility known as “Tranche X”. On June 10, 2009, the EDC loan agreement was amended and restated to increase the secured term loan facility by a CAD equivalent of $909 million USD, up to a maximum of $1,116 million CAD. The increase in the loan facility was known as “Tranche X-2”. In addition to the Tranche X and Tranche X-2 loans, Chrysler Canada provided the EDC additional notes of $81 million ($80 million CAD). The additional notes are included in the Tranche X facility.

On May 24, 2011, we repaid all amounts owed under the EDC loan and security agreement and terminated all lending commitments thereunder. See Repayment of U.S. Treasury and Export Development Canada Credit Facilities above for additional information.

Amounts Available for Borrowing under Credit Facilities

As of December 31, 2012, our $1.3 billion Revolving Facility remains undrawn and the Tranche B Term Loan and Mexican development banks credit facilities remain fully drawn. Our $5.0 billion ($5.0 billion CAD) Gold Key Lease secured revolving credit facility remains undrawn as of December 31, 2012, however, no additional funding will be provided due to winding down the Gold Key Lease program.

Note 12. Income Taxes

Income (loss) before income taxes by jurisdiction was as follows (in millions of dollars):

	Years Ended December 31,
	2012	2011	2010
United States	$971	$(15)	$(731)
Foreign	971	396	218

Total	$1,942	$381	$(513)

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12. Income Taxes —Continued

Income tax expense (benefit) consisted of the following (in millions of dollars):

	Years Ended December 31,
	2012	2011	2010
Current:
Foreign	$267	$210	$77
State and local	7	5	7

	274	215	84

Deferred:
Foreign	8	(20)	60
State and local	(8)	3	(5)

	—	(17)	55

Total	$274	$198	$139

The significant components of deferred tax expense (benefit) were as follows (in millions of dollars):

	Years Ended December 31,
	2012	2011	2010
Deferred tax expense (benefit) (exclusive of the items below)	$15	$(13)	$81
Benefits of operating loss carryforwards	(12)	(7)	(21)
Adjustment due to changes in enacted tax rates or laws	(3)	3	(5)

Total	$—	$(17)	$55

Provisions are made for estimated foreign income taxes, less available tax credits and deductions, which may be incurred on the future repatriation of our share of our subsidiaries’ undistributed cumulative earnings which are not deemed to be permanently reinvested. There were no provisions recorded on temporary differences of approximately $1.5 billion for U.S. income taxes and approximately $1.8 billion for foreign withholding taxes because these differences are permanent in duration. This amount may become taxable upon a repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries. There are no plans to repatriate the retained earnings from these subsidiaries, as the earnings are permanently reinvested. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12. Income Taxes —Continued

A reconciliation of income tax expense provided using the U.S. federal statutory tax rate of 35 percent to actual income taxes was as follows (in millions of dollars):

	Years Ended December 31,
	2012	2011	2010
Tax expense (benefit) at U.S. federal statutory tax rate	$680	$135	$(180)
Limited liability company (income)/losses not subject to federal or state taxes	(296)	79	278
Adjustment to taxes receivable	2	(20)	(165)
Valuation allowances	(77)	6	100
Income tax reserves	4	(6)	61
Foreign statutory rate difference	(83)	(31)	(12)
Non-deductible expenses	9	(6)	48
Tax rate change	(3)	1	11
Withholding taxes	27	10	3
Foreign currency translation	10	(26)	(12)
Prior year tax return adjustments	4	61	—
Other	(3)	(5)	7

	$274	$198	$139

Effective income tax rate	14%	52%	(27)%

For the year ended December 31, 2012, the relationship between income tax expense and the expected U.S. federal statutory tax rate differs primarily due to income generated by us and certain of our wholly-owned U.S. subsidiaries as we are a limited liability company (“LLC”) taxed as a partnership and substantially all of our wholly-owned U.S. subsidiaries are LLCs that are disregarded entities for U.S. federal tax purposes. The difference is also due to differences between foreign statutory tax rates and the U.S. federal statutory tax rate.

For the year ended December 31, 2011, the relationship between income tax expense and the expected U.S. federal statutory tax rate differs primarily due to losses generated by us and our LLC’s. The difference is also due to adjustments made to prior year returns and differences between foreign statutory tax rates and the U.S. federal statutory tax rate.

For the year ended December 31, 2010, the relationship between income tax expense and the expected U.S. federal statutory tax rate differs primarily due to losses generated by us and our LLCs, the establishment of additional Canadian income tax receivables for prior year tax refunds and increases in valuation allowances in the U.S., Canada and other foreign jurisdictions.

As of December 31, 2012, we had approximately $101 million of total unrecognized tax benefits on uncertain tax positions. These are tax contingencies recorded, that if reversed due to a successful outcome, would favorably affect the income tax rate in future periods. Our practice is to recognize interest and penalties on uncertain tax positions in income tax expense. During the years ended December 31, 2012, 2011 and 2010, net interest expense of $3 million, $2 million and $3 million, respectively, was recognized in income tax expense. Accrued interest on uncertain tax positions was $15 million and $19 million as of December 31, 2012 and 2011, respectively.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12. Income Taxes —Continued

A reconciliation of unrecognized tax benefits was as follows (in millions of dollars):

	Years Ended December 31,
	2012	2011	2010
Unrecognized tax benefits at beginning of period	$140	$949	$838
Settlements with tax authorities	(34)	(783)	—
Gross increases for tax positions of prior years	32	30	84
Gross decreases for tax positions of prior years	(37)	(52)	(16)
Exchange rate differences	—	(4)	43

Unrecognized tax benefits at end of period	$101	$140	$949

For the year ended December 31, 2011, the settlements with tax authorities of $783 million related to tax payments made during 2011 by a subsidiary of Daimler AG (“Daimler”) or by us in connection with the Chrysler Canada transfer pricing audit, which is described below.

In connection with the 363 Transaction, we acquired a majority of the equity investments of Old Carco’s direct and indirect subsidiaries and assumed liabilities for uncertain tax positions related to those subsidiaries. We file income tax returns in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. Examinations by tax authorities have been completed through 2006 in Mexico and 2007 in Canada.

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

The final reassessment on the Canadian transfer pricing matter (“Final Reassessment”) resulted in $1.5 billion of additional taxes and interest associated with this matter being owed to the Canadian Tax Authorities. The Canadian Tax Authorities applied $751 million of payments previously made by us against the amount owing under the Final Reassessment and as of December 31, 2011, Daimler had fully reimbursed us for these amounts. In addition, during 2011 Daimler made payments of $660 million to the Canadian Tax Authorities related to this matter and we fully settled the remainder of the obligation in 2012. We did not receive any additional reimbursements from Daimler related to this matter during 2012. As of December 31, 2012 and 2011, our tax receivable from Daimler associated with this matter was $63 million and $61 million, respectively, and is included in Prepaid Expenses and Other Assets in the accompanying Consolidated Balance Sheets. As of December 31, 2011, the $49 million associated obligation to the Canadian Tax Authorities, which was net of $12 million of payments previously approved against the Final Reassessment in 2011, was included in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12. Income Taxes —Continued

Deferred tax assets and liabilities result from differences between assets and liabilities measured for financial reporting purposes and those measured for income tax return purposes. The significant components of deferred tax assets and liabilities as of December 31 were as follows (in millions of dollars):

	2012		2011
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Accrued expenses	$542	$—	$367	$—
Postretirement health care and life insurance benefits	452	—	410	—
Property, plant and equipment	5	333	6	318
Pension liabilities and assets	222	—	270	1
Foreign NOL carryforwards	101	—	140	—
State and local taxes, including state NOL	103	20	60	28
Tax credit carryforwards	92	—	73	—
Lease transactions	—	3	—	6
Other	73	161	206	132

	1,590	517	1,532	485
Valuation allowance	(1,164)	—	(1,124)	—

Total	$426	$517	$408	$485

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12. Income Taxes —Continued

Deferred tax assets included the following tax credit and net operating loss (“NOL”) carryforwards as of December 31 (in millions of dollars):

		2012		2011
	Expiration	Deferred Tax Asset	Valuation Allowance	Deferred Tax Asset	Valuation Allowance
Tax credit carryforwards:
Canada	2014 – 2029	$26	$(26)	$6	$(6)
Mexico	2012 – 2018	56	(52)	44	(33)
Other Foreign	2012 – 2018	10	(10)	23	(23)

Total		$92	$(88)	$73	$(62)

NOL carryforwards:
U.S. NOLs, net	2030 – 2031	$18	$(18)	$25	$(25)
Foreign NOLs, net
Canada	2012 – 2031	—	—	32	(32)
Mexico	2017 – 2023	31	(31)	24	(24)
Other	2012 – 2027	9	(9)	8	(8)
	Indefinite	61	(61)	76	(76)

Total		$119	$(119)	$165	$(165)

A valuation allowance on deferred tax assets is required if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon our ability to generate sufficient taxable income during the carryback or carryforward periods applicable in each stated tax jurisdiction. In assessing the realizability of deferred tax assets, we consider both positive and negative evidence. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Concluding that a valuation allowance is not required is difficult when there is absence of objective and verifiable positive evidence and there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years.

Our deferred tax assets consist primarily of those of our subsidiaries in foreign jurisdictions. We have concluded that negative evidence, including the lack of sustained profitability, outweighs our positive evidence and that we are required to maintain our valuation allowances in respect of our net deferred tax assets as of December 31, 2012. As we have previously disclosed, our subsidiaries in foreign jurisdictions are highly dependent on our North American operations, which consists primarily of our U.S. operations. Despite our recent financial results, we have not yet reached a level of sustained profitability for our U.S. operations, as we have undergone significant changes in our capital structure, management and business strategies since the 363 Transaction, as well as implemented several new product development programs. Accordingly, at December 31, 2012, we continued to maintain valuation allowances on our net deferred tax assets of $1,164 million, an increase of $40 million from December 31, 2011.

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

Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. We establish an accrual in connection with pending or threatened litigation if a loss is probable and can be reasonably estimated. Since these accruals represent estimates, it is reasonably possible that the resolution of some of these matters could require us to make payments in excess of the amounts accrued. It is also reasonably possible that the resolution of some of the matters for which accruals could not be made may require us to make payments in an amount or range of amounts that could not be reasonably estimated at December 31, 2012.

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

Voluntary Service Actions and Recall Actions

We periodically initiate voluntary service and recall actions to address various customer satisfaction, safety and emissions issues related to vehicles we sell. We establish reserves for product warranty obligations, including the estimated cost of these service and recall actions, when the related sale is recognized. Refer to Note 10, Accrued Expenses and Other Liabilities, for additional information. The estimated future costs of these actions are based

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13. Commitments, Contingencies and Concentrations —Continued

Voluntary Service Actions and Recall Actions —Continued

primarily on historical claims experience for our vehicles. Estimates of the future costs of these actions are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the number of vehicles affected by a service or recall action and the nature of the corrective action that may result in adjustments to the established reserves. It is reasonably possible that the ultimate cost of these service and recall actions may require us to make expenditures in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the ultimate cost of these service and recall actions could have a material effect on our operating results for the particular reporting period in which an adjustment to the estimated reserve is recorded, we believe that any such adjustment would not materially affect our consolidated financial position or cash flows.

Commercial Commitments

Several major tier one and other automotive suppliers have short-term liquidity constraints due to the lack of available credit. In certain circumstances, we have provided financial support to such suppliers to avoid prolonged interruptions in the supply of components to us. Financial support includes, but is not limited to, parts re-pricing, debtor-in-possession loans, bridge loans, inventory financing and capital expenditure advances. In addition to parts re-pricing actions, we have recorded net charges of approximately $19 million, $41 million and $65 million for financing support to suppliers for the years ended December 31, 2012, 2011 and 2010, respectively, which are included in Cost of Sales in the accompanying Consolidated Statements of Operations.

Restricted Cash

Restricted cash, which includes cash equivalents, was $371 million at December 31, 2012. Restricted cash included $259 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler, $24 million of collateral for foreign currency exchange and commodity hedge contracts, and $88 million of collateral for other contractual agreements.

Concentrations

Suppliers

Although we have not experienced any significant deterioration in our annual production volumes as a result of materials or parts shortages, we have from time to time experienced short term interruptions and variability in quarterly production schedules as a result of temporary supply constraints or disruptions in the availability of raw materials, parts and components as a result of natural disasters and other unexpected events. Additionally, we regularly source systems, components, parts, equipment and tooling from a sole provider or limited number of providers. Therefore, we are at risk for production delays and losses should any supplier fail to deliver goods and services on time. We continuously work with our suppliers to monitor potential supply constraints and to mitigate the effects of any emerging shortages on our production volumes and revenues. We also maintain insurance coverage for losses we might incur due to shortages or other supplier disruptions. During the year ended December 31, 2012, we recognized insurance recoveries totaling $76 million related to losses sustained in 2011 due to supply disruptions. These recoveries were recognized as a reduction to Cost of Sales in the accompanying Consolidated Statements of Operations. The proceeds from these recoveries were fully collected as of December 31, 2012. There were no similar insurance recoveries during the years ended December 31, 2011 and 2010.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13. Commitments, Contingencies and Concentrations —Continued

Concentrations —Continued

Employees

In the U.S. and Canada combined, substantially all of our hourly employees and approximately one-quarter of our salaried employees were represented by unions under collective bargaining agreements, which represented approximately 64 percent of our worldwide workforce as of December 31, 2012. The UAW and CAW represent substantially all of these represented employees in the U.S. and Canada, respectively.

In September 2012, the CAW ratified a new four-year collective bargaining agreement. The provisions of this new agreement provide for a lump sum payment to eligible CAW employees in each of the four years. In addition, the agreement maintains the current wage rates through September 2016 for employees hired prior to September 24, 2012 (“traditional employees”) and starts employees hired on or after September 24, 2012 at a lower wage rate that can increase to the current maximum wage rate of traditional employees at the end of ten years. The new agreement expires in September 2016.

Other Matters

Ally MTA

Prior to May 2011, we were a party to the Ally MTA between the U.S. Treasury, Ally and USDART. The Ally MTA provided for a risk sharing arrangement, in which USDART would reimburse Ally for qualifying losses on loans with third party Chrysler Group dealerships issued prior to November 21, 2009. In May 2011, all parties mutually agreed to terminate the Ally MTA. Under the terms of the agreement, $96 million, which represented the remaining balance of a previous advance to USDART, was transferred to us. In addition, under the terms of the U.S. Treasury first lien credit agreement, amounts outstanding under that agreement were reduced by $4 million, the amount of qualifying losses incurred by Ally through April 2011.

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

From time to time, we work with Ally and certain other lenders to subsidize interest rates or cash payments at the inception of a financing arrangement to incentivize customers to purchase our vehicles, a practice known as “subvention”. Under the Ally Agreement, we must first offer all subvention programs to Ally, and we are required to ensure that Ally finances a specified minimum percentage of the vehicles we sell in North America under rate subvention programs in which it elects to participate. We may, from time to time, offer lease products to retail customers through Ally, but Ally is not obligated to offer lease products.

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

As of December 31, 2012, the maximum potential amount of future payments required to be made to Ally under this guarantee was approximately $8.1 billion and was based on the aggregate repurchase value of eligible vehicles financed by Ally in our U.S. and Canadian dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at December 31, 2012, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.

The Ally Agreement is effective through April 30, 2013, with automatic one-year renewals unless either party elects not to renew. We have notified Ally of our election not to renew the Ally Agreement for an additional term.

Refer to Note 24, Subsequent Events, for information regarding our new financing agreement.

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

As of December 31, 2012, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $325 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at December 31, 2012, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.

Arrangements with Key Suppliers

From time to time, in the ordinary course of our business, we enter into various arrangements with key suppliers in order to establish strategic and technological advantages. A limited number of these arrangements contain unconditional purchase obligations to purchase a fixed or minimum quantity of goods and/or services with fixed and determinable price provisions. Purchases under these arrangements from third parties were $437 million, $674 million and $295 million for the years ended December 31, 2012, 2011 and 2010, respectively. Future

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13. Commitments, Contingencies and Concentrations —Continued

Other Matters —Continued

Arrangements with Key Suppliers —Continued

minimum purchase obligations under these arrangements as of December 31, 2012 were as follows (in millions of dollars):

2013	$290
2014	273
2015	121
2016	90
2017	68
2018 and thereafter	—

In addition, certain of the arrangements we have entered into with Fiat contain unconditional purchase obligations to purchase a fixed or minimum quantity of goods and/or services with fixed and determinable price provisions. Purchases under these arrangements were $383 million and $305 million for the year ended December 31, 2012 and 2011, respectively. We did not have any purchases under these arrangements for the year ended December 31, 2010. Future minimum purchase obligations under these arrangements as of December 31, 2012 were as follows (in millions of dollars):

2013	$4
2014	7
2015	2
2016	2
2017	2
2018 and thereafter	—

We also enter into similar arrangements containing unconditional purchase obligations to purchase a minimum quantity of goods for which pricing is variable, and therefore do not have fixed and determinable future payment streams. Under these arrangements we are obligated to make payments or receive reimbursements if our purchase volumes are outside a specified range of values. Purchases from third parties under these arrangements were $441 million, $346 million and $116 million for the years ended December 31, 2012, 2011 and 2010, respectively. We did not have any purchases from unconsolidated related companies under these arrangements.

Lease Commitments

The majority of our lease payments are for operating leases. As of December 31, 2012, the future minimum rental commitments under operating leases with non-cancelable lease terms in excess of one year were as follows (in millions of dollars):

2013	$135
2014	109
2015	84
2016	69
2017	57
2018 and thereafter	195

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13. Commitments, Contingencies and Concentrations —Continued

Other Matters —Continued

Lease Commitments —Continued

Future minimum lease commitments have not been reduced by minimum sublease rental income of $55 million due in the future under non-cancelable subleases. Rental expense under operating leases was $174 million, $175 million and $168 million for the years ended December 31, 2012, 2011 and 2010, respectively. We received sublease rentals of $20 million, $24 million and $28 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Note 14. Fair Value Measurements

The following summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31 (in millions of dollars):

	2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$10,685	$929	$—	$11,614
Restricted cash	371	—	—	371
Derivatives:
Currency forwards and swaps	—	6	—	6
Commodity swaps	—	18	12	30

Total	$11,056	$953	$12	$12,021

Liabilities:
Derivatives:
Currency forwards and swaps	$—	$44	$—	$44
Commodity swaps	—	8	3	11

Total	$—	$52	$3	$55

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

During the years ended December 31, 2012 and 2011, there were no transfers between Level 1 and Level 2 or into or out of Level 3.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14. Fair Value Measurements —Continued

The following summarizes the changes in Level 3 items measured at fair value on a recurring basis (in millions of dollars):

	Years Ended December 31,
	2012	2011	2010
Derivatives Assets (Liabilities):
Balance at beginning of the period	$(35)	$41	$(28)
Total realized and unrealized gains (losses):
Included in Net Income (Loss) (1)	(30)	39	33
Included in Other Comprehensive Income (Loss) (2)	45	(83)	46
Settlements (3)	29	(32)	(10)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value at end of the period	$9	$(35)	$41

Changes in unrealized losses relating to instruments held at end of period (1)	$—	$—	$27

(1)	The related realized and unrealized gains (losses) are recognized in Cost of Sales in the accompanying Consolidated Statements of Operations.
(2)	The related realized and unrealized gains (losses) are recognized in Loss on Derivatives Recorded in Accumulated Other Comprehensive Loss, Net in the accompanying Consolidated Statements of Comprehensive Loss.
(3)	There were no purchases, issuances or sales during the years ended December 31, 2012, 2011 and 2010.

The following summarizes the unobservable inputs related to Level 3 items measured at fair value on a recurring basis as of December 31, 2012:

	Net Asset (in millions of dollars)	Valuation Technique	Unobservable Input	Range	Unit of Measure
Commodity swaps	$9	Discounted	Platinum forward points	$ 0.12 — $ 5.43	Per troy ounce
		cash flow	Palladium forward points	$ 0.09 — $ 5.80	Per troy ounce
			Natural gas forward points	$(0.04) — $ 0.44	Per giga-joule

The forward points that were used in the valuation of platinum, palladium and certain natural gas contracts were deemed unobservable. Significant increases or decreases in any of the unobservable inputs in isolation would not significantly impact our fair value measurements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14. Fair Value Measurements —Continued

The carrying amounts and estimated fair values of our financial instruments as of December 31 were as follows (in millions of dollars):

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$11,614	$11,614	$9,601	$9,601
Restricted cash	371	371	461	461
Financial liabilities (1)	12,603	13,643	12,574	12,183
Derivatives:
Included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets	36	36	68	68
Included in Accrued Expenses and Other Liabilities	55	55	130	130

(1)	The fair value of financial liabilities includes $6.5 billion measured utilizing Level 2 inputs and $7.1 billion measured utilizing Level 3 inputs at December 31, 2012.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15. Derivative Financial Instruments and Risk Management

All derivative instruments are recognized in the accompanying Consolidated Balance Sheets at fair value. The fair values of our derivative financial instruments are based on pricing models or formulas using current estimated cash flow and discount rate assumptions. We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. The adjustment is estimated based on the net exposure by counterparty. We use an estimate of the counterparty’s non-performance risk when we are in a net asset position and an estimate of our own non-performance risk when we are in a net liability position. As of December 31, 2012 and 2011, the adjustment for non-performance risk did not materially impact the fair value of derivative instruments.

The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single–A or better. The aggregate fair value of derivative instruments in asset positions as of December 31, 2012 and 2011 was approximately $36 million and $68 million, respectively, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss that we would recognize if all counterparties failed to perform as contracted could be significantly lower.

The terms of the agreements with our counterparties for foreign currency exchange and commodity hedge contracts require us to post collateral when derivative instruments are in a liability position, subject to posting thresholds. In addition, these agreements contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding net asset or liability positions. These cross-default provisions could be triggered if there was a non-performance event under certain debt obligations. The fair value of the related gross liability positions as of December 31, 2012 and 2011, which represent our maximum potential exposure, were $55 million and $130 million, respectively. As of December 31, 2012 and 2011, we posted $24 million and $96 million, respectively, as collateral for foreign exchange and commodity hedge contracts that were outstanding at the respective year ends. The cash collateral is included in Restricted Cash in the accompanying Consolidated Balance Sheets. After giving consideration to offsetting asset positions for each counterparty, if cross-default provisions were triggered, there would have been an additional settlement liability of $7 million and $1 million due to the counterparties as of December 31, 2012 and 2011, respectively.

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

Changes in the fair value of designated derivatives that are highly effective as cash flow hedges are recorded in AOCI, net of estimated income taxes. These changes in the fair value are then released into earnings contemporaneously with the earnings effects of the hedged items. Cash flows associated with cash flow hedges are reported in Net Cash Provided by Operating Activities in the accompanying Consolidated Statements of Cash

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15. Derivative Financial Instruments and Risk Management —Continued

Cash Flow Hedges —Continued

Flows. The ineffective portions of the fair value changes are recognized in the results of operations immediately. The amount of ineffectiveness recorded for the years ended December 31, 2012 and 2011 was immaterial. Our cash flow hedges mature within 18 months.

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

The following summarizes the fair values of derivative instruments designated as cash flow hedges which were outstanding as of December 31 (in millions of dollars):

	2012
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$3,369	$4	$(43)
Commodity swaps	223	13	(8)

Total	$3,592	$17	$(51)

	2011
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$2,597	$63	$(4)
Commodity swaps	313	1	(50)

Total	$2,910	$64	$(54)

(1)	The related derivative instruments are recognized in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets in the accompanying Consolidated Balance Sheets.
(2)	The related derivative instruments are recognized in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15. Derivative Financial Instruments and Risk Management —Continued

Cash Flow Hedges —Continued

The following summarizes the gains (losses) recorded in other comprehensive income (loss) and reclassified from AOCI to income (in millions of dollars):

	Year Ended December 31, 2012
	AOCI as of January 1, 2012	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of December 31, 2012
Currency forwards and swaps	$57	$(103)	$(6)	$(40)
Commodity swaps	(51)	11	(44)	4

Total	$6	$(92)	$(50)	$(36)

	Year Ended December 31, 2011
	AOCI as of January 1, 2011	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of December 31, 2011
Currency forwards and swaps	$(74)	$35	$(96)	$57
Commodity swaps	42	(62)	31	(51)

Total	$(32)	$(27)	$(65)	$6

	Year Ended December 31, 2010
	AOCI as of January 1, 2010	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of December 31, 2010
Currency forwards and swaps	$—	$(74)	$—	$(74)
Commodity swaps	—	41	(1)	42

Total	$—	$(33)	$(1)	$(32)

We expect to reclassify existing net losses of $42 million from AOCI to income within the next 12 months.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15. Derivative Financial Instruments and Risk Management —Continued

Derivatives Not Designated as Hedges —Continued

The following summarizes the fair values of derivative instruments not designated as hedges as of December 31 (in millions of dollars):

	2012
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$324	$2	$(1)
Commodity swaps	399	17	(3)

Total	$723	$19	$(4)

	2011
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$341	$4	$(2)
Commodity swaps	465	—	(74)

Total	$806	$4	$(76)

(1)	The related derivative instruments are recognized in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets in the accompanying Consolidated Balance Sheets.
(2)	The related derivative instruments are recognized in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets.

The following summarizes the effect of derivative instruments not designated as hedges in the respective financial statement captions of the accompanying Consolidated Statements of Operations (in millions of dollars):

		Years Ended December 31,
	Financial Statement Caption	2012	2011	2010
		Gain (Loss)	Gain (Loss)	Gain (Loss)
Currency forwards and swaps	Revenues, Net	$(13)	$4	$(5)
Commodity swaps	Cost of Sales	7	(105)	68
Interest rate swaps	Cost of Sales	—	1	27

Total		$(6)	$(100)	$90

Note 16. Share-Based Compensation

We have awards outstanding under four share-based compensation plans: the Chrysler Group LLC Restricted Stock Unit Plan (“RSU Plan”), the Amended and Restated Chrysler Group LLC Directors’ Restricted Stock Unit Plan, (“Directors’ RSU Plan”), the Chrysler Group LLC Deferred Phantom Share Plan (“DPS Plan”) and the Chrysler Group LLC 2012 Long Term Incentive Plan (“2012 LTIP Plan”).

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16. Share-Based Compensation —Continued

The fair value of each unit issued under the plans is based on the fair value of our membership interests. Each unit represents a “Chrysler Group Unit,” which is equal to 1/600th of the value of a Class A Membership Interest on a fully-diluted basis after conversion of the Class B Membership Interests. Since there is no publicly observable trading price for our membership interests, fair value was determined using a discounted cash flow methodology. We use this approach, which is based on our projected cash flows, to estimate our enterprise value. We then deduct the fair value of our outstanding interest bearing debt as of the measurement date from our enterprise value to arrive at the fair value of equity. This amount is then divided by the total number of Chrysler Group Units, as determined above, to estimate the fair value of a single Chrysler Group Unit. The significant assumptions used in the calculation of fair value at each issuance date and for each period included the following:

•	Four years of annual projections prepared by management that reflect the estimated after-tax cash flows a market participant would expect to generate from operating the business;

•	A terminal value which was determined using a growth model that applied a 2.0 percent long-term growth rate to our projected after-tax cash flows beyond the four year window. The long-term growth rate was based on our internal projections, as well as industry growth prospects;

•	An estimated after-tax weighted average cost of capital ranging from 16.0 percent to 16.5 percent in 2012, 14.4 percent to 16.5 percent in 2011, and 15.0 percent to 15.3 percent in 2010; and

•	Projected worldwide factory shipments ranging from approximately 2 million vehicles in 2011 to approximately 3.2 million vehicles in 2016.

In 2011, the implied fair value of the Company resulting from the transactions through which Fiat acquired beneficial ownership of the membership interests previously held by the U.S. Treasury and Canadian Government was used to corroborate the values determined using the discounted cash flow methodology. There were no such transactions during 2012.

Based on these calculations, we estimated that the per unit fair value of a Chrysler Group Unit, calculated based on the fully-diluted Chrysler Group Units of 980 million, was $9.00, $7.63 and $4.87 at December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, 29,400,000 units are authorized to be granted for both of our RSU Plans and our 2012 LTIP Plan. There is no limit on the number of Phantom Shares authorized under the DPS Plan. Upon adoption of the 2012 LTIP Plan, we agreed to cease making further grants under the RSU Plan and DPS Plan. The plans are described in more detail below.

Anti-Dilution Adjustment

The documents governing our share-based compensation plans contain anti-dilution provisions which provide for an adjustment to the number of Chrysler Group Units granted under the plans in order to preserve, or alternatively prevent the enlargement of, the benefits intended to be made available to the holders of the awards should an event occur that impacts our capital structure.

The method by which the Class B Membership Interests are to be converted into Class A Membership Interests requires that the Class B Membership Interests shall represent a portion of the total Class A Membership Interests equal to the aggregate Class B Membership Interests immediately prior to such conversion.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16. Share-Based Compensation —Continued

Anti-Dilution Adjustment —Continued

The calculated number of Chrysler Group Units was originally determined by converting the Class B Membership Interests into Class A Membership Interests assuming they represented a 20 percent aggregate ownership interest in the Company. The following details the original conversion calculation:

Membership Interests	Authorized, issued and outstanding as of June 10, 2009 (prior to conversion)	Percentage Ownership Interest as of June 10, 2009 (prior to conversion)	Calculated authorized, issued and outstanding (post conversion)
Class A	800,000	80%	1,000,000 (1)
Class B	200,000	20%	—

Total Class A Membership Interests			1,000,000

Total Chrysler Group Units (Class A * 600)			600,000,000

(1)	800,000 / 80% = 1,000,000

During 2011, we achieved two of the Class B Events described in our governance documents and Fiat exercised its incremental equity call option. In each case, Fiat’s ownership interest in the Company increased through the dilution of the outstanding Class A Membership Interests and consequently, the value of a Chrysler Group Unit. Refer to Note 18, Other Transactions with Related Parties, for additional information regarding these events. In addition, in July 2011 Fiat acquired all of the Class A Membership Interests in the Company previously held by the U.S. Treasury and the Canadian Government. This did not impact the anti-dilution adjustment calculation. Therefore, in September 2011, and in accordance with the terms of our share-based compensation plans, the number of Chrysler Group Units authorized and granted was adjusted to preserve the economic value of the awards previously granted in order to offset the dilutive effect of changes in Fiat’s ownership interests. At the time the adjustment was made, the Class B Membership Interests represented a 30 percent aggregate ownership interest in the Company. However, we determined that it would be appropriate to convert the Class B Membership Interests into Class A Membership Interests assuming they represented a 35 percent aggregate ownership interest in the Company, which took into consideration our achievement of the third and final Class B Event, which occurred in January 2012. While the third and final Class B Event had not yet been achieved at the time the adjustment was made, we determined that it was probable that it would be achieved in the near term, and that upon achievement, it would further dilute the outstanding Class A Membership Interests.

The following details the effect of these changes on the calculation of the total number of Chrysler Group Units:

Membership Interests	Authorized, issued and outstanding as of August 31, 2011 (prior to conversion)	Percentage Ownership Interest as of August 31, 2011 (prior to conversion)	Calculated authorized, issued and outstanding (post conversion)
Class A	1,061,225	65%	1,632,654 (1)
Class B	200,000	35%	—

Total Class A Membership Interests			1,632,654

Total Chrysler Group Units (Class A * 600)			979,592,400

(1)	1,061,225 / 65% = 1,632,654

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16. Share-Based Compensation —Continued

Anti-Dilution Adjustment —Continued

No other changes to any of the other terms of the awards issued under our share-based compensation plans were made in 2011. Further, as the value of the awards immediately prior to and after the adjustment was unchanged, no additional compensation expense was recognized as a result of this modification during 2011.

There were no further capital structure changes in 2012 that required an anti-dilution adjustment.

2012 Long Term Incentive Plan

In February 2012, the Compensation and Leadership Development Committee (“Compensation Committee”) approved the 2012 LTIP Plan that covers our senior executives, other than our Chief Executive Officer. The 2012 LTIP Plan is designed to retain talented professionals and reward their performance through annual grants of phantom equity in the form of restricted share units (“LTIP RSUs”), and performance share units (“LTIP PSUs”). LTIP RSUs may be granted annually, while LTIP PSUs are generally granted at the beginning of a three-year performance period. In addition, under the terms of the plan, the Compensation Committee has authority to grant additional LTIP PSU awards during the three-year performance period. The LTIP RSUs will vest over three years in one-third increments on the anniversary of their grant date, while the LTIP PSUs will vest at the end of the three-year performance period only if we meet or exceed certain three-year cumulative financial performance targets, which are consistent with those used in our incentive compensation calculations for our non-represented employees. Concurrent with the adoption of the 2012 LTIP Plan, the Compensation Committee established financial performance targets for the three-year performance period, ending December 31, 2014. If we do not fully achieve these targets, the LTIP PSUs will be deemed forfeited. LTIP RSUs and LTIP PSUs represent a contractual right to receive a payment in an amount equal to the fair value of one Chrysler Group Unit, as defined above.

Once vested, LTIP RSUs and LTIP PSUs will be settled in cash or, in the event we complete an initial public offering (“IPO”) of equity securities, the Compensation Committee has the discretion to settle the awards in cash or shares of Chrysler Group’s publicly traded stock. Settlement will be made as soon as practicable after vesting, but in any case no later than March 15th of the year following vesting. Vesting of the LTIP RSUs and LTIP PSUs may be accelerated in certain circumstances, including upon the participant’s death, disability or in the event of a change of control.

These liability-classified awards are included in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets.

During the year ended December 31, 2012, compensation expense of approximately $31 million was recognized for the 2012 LTIP Plan. The corresponding tax benefit was insignificant. Total unrecognized compensation expense at December 31, 2012 was approximately $61 million. Expense will be recognized over the remaining service periods based upon our assessment of the performance conditions being achieved. Payments made during the year ended December 31, 2012, in respect of these awards were not material.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16. Share-Based Compensation —Continued

2012 Long Term Incentive Plan —Continued

The following summarizes the activity related to the 2012 LTIP Plan awards issued to our employees:

	Year Ended December 31, 2012
	LTIP RSU	Weighted Average Grant Date Fair Value	LTIP PSU	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	—	—	—	—
Granted	1,835,833	7.63	8,450,275	7.63
Vested	(20,123)	7.63	—	—
Forfeited	(10,587)	7.63	(30,591)	7.63

Non-vested at end of period	1,805,123	7.63	8,419,684	7.63

Restricted Stock Unit Plans

RSU Plan

During the years ended December 31, 2012, 2011, and 2010, 1,266,267 RSUs, 2,749,696 RSUs and 832,069 RSUs, respectively, were granted under our RSU Plan. RSUs represent a contractual right to receive a payment in an amount equal to the fair value of one Chrysler Group Unit, as defined above.

Originally, RSUs granted to employees in 2009 and 2010 vested in two tranches. In the first tranche, representing 25 percent of the RSUs, vesting occurred if the participant was continuously employed through the third anniversary of the grant date, and the Modified Earnings Before Interest, Taxes, Depreciation and Amortization (“Modified EBITDA”) threshold for 2010 was achieved. The 2010 Modified EBITDA target was achieved. In the second tranche, representing 75 percent of the RSUs, vesting occurred at the later of (i) the participant’s continuous employment through the third anniversary of the grant date and (ii) the date that we complete an IPO. Settlement of the 2009 and 2010 awards was initially contingent upon our repayment of a minimum of 25 percent of our outstanding U.S. Treasury debt obligations, which were fully repaid in May 2011.

In September 2012, our Compensation Committee approved a modification to the second tranche of RSUs. The modification removed the performance condition requiring an IPO to occur prior to the award vesting. Prior to this modification, the second tranche of the 2009 and 2010 RSUs were equity-classified awards. In connection with the modification of these awards, we determined that it was no longer probable that the awards would be settled with company stock. In September 2012, we reclassified the second tranche of the 2009 and 2010 RSUs from equity-classified awards to liability-classified awards. As a result of this modification, we recognized additional compensation expense of approximately $16 million during the year.

For RSUs granted to employees in 2011 and 2012, vesting occurs if the participant is continuously employed through the third anniversary of the grant date.

As of December 31, 2012, all RSUs are included in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets. The settlement of these awards will be in cash. However, if the Company were to

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16. Share-Based Compensation —Continued

Restricted Stock Unit Plans —Continued

RSU Plan —Continued

complete an IPO, we have the option to settle the awards in company stock. Should we elect to settle the awards in company stock, the awards would then be accounted for as a modification from a liability-classified award to an equity-classified award.

Directors’ RSU Plan

In April 2012, the Compensation Committee amended and restated the Chrysler Group LLC 2009 Directors’ Restricted Stock Unit Plan to allow grants having a one year vesting term to be granted on an annual basis. Director RSUs are granted to our non-employee members of our Board of Directors. Prior to the change, Director RSUs were granted at the beginning of a three-year performance period and vested in three equal tranches on the first, second, and third anniversary of the date of grant, subject to the participant remaining a member of our Board of Directors on each vesting date.

During the years ended December 31, 2012 and 2011, we granted 200,256 RSUs and 50,140 RSUs under our Directors’ RSU Plan, respectively. There were no grants issued under this plan during 2010. Awards issued and outstanding under this plan as of December 31, 2012 will vest in June 2013. These liability-classified awards are included in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets. Settlement of the awards will be made within 60 days of the director’s cessation of service on our Board and will be paid in cash. However, upon completion of an IPO, we have the option to settle the awards in cash or company stock. Should we elect to settle the awards in company stock, the awards would then be accounted for as a modification from a liability-classified award to an equity-classified award.

During the years ended December 31, 2012, 2011 and 2010, compensation expense of approximately $36 million, $18 million and $16 million, respectively was recognized in total for both of the RSU plans. Compensation expense for the year ended December 31, 2012, includes the additional expense recognized in connection with the modification that occurred in September 2012. The corresponding tax benefit in all periods was insignificant. Total unrecognized compensation expense at December 31, 2012 for both of the RSU plans was approximately $16 million and will be recognized over the remaining service periods. Payments under these plans were approximately $4 million and $6 million during the years ended December 31, 2012 and 2011, respectively. No payments were made during the year ended 2010.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16. Share-Based Compensation —Continued

RSU Plans —Continued

Directors’ RSU Plan —Continued

The following summarizes the activity related to RSUs issued to our employees and non-employee directors:

	Years Ended December 31,
	2012		2011		2010
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	5,952,331	$3.25	5,220,692	$1.20	5,720,566	$1.20
Granted	1,466,523	7.68	2,799,836	5.76	832,069	1.20
Vested	(2,586,060)	1.22	(1,331,943)	1.20	(1,331,943)	1.20
Forfeited	(97,352)	6.14	(736,254)	1.99	—	—

Non-vested at end of period	4,735,442	5.73	5,952,331	3.25	5,220,692	1.20

Deferred Phantom Shares Plan

Under the DPS Plan, phantom shares of the Company (“Phantom Shares”) were granted to certain key employees and to our Chief Executive Officer for his service as a member of our Board of Directors and vested immediately on the grant date and will be settled in cash. The Phantom Shares are redeemable in three equal annual installments. Phantom Shares represent a contractual right to receive a payment in an amount equal to the fair value of one Chrysler Group Unit, as defined above. During the years ended December 31, 2012, 2011 and 2010, compensation expense of approximately $3 million, $18 million and $19 million, respectively, was recognized for the DPS Plan. The corresponding tax benefit was insignificant in all periods. During the year ended December 31, 2012, payments of approximately $27 million were made under this plan. No payments were made during the years ended December 31, 2011 and 2010.

These liability-classified awards are included in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16. Share-Based Compensation —Continued

Deferred Phantom Shares Plan —Continued

The following summarizes the activity related to the Phantom Shares issued:

	Years Ended December 31,
	2012		2011		2010
	Deferred Phantom Shares	Weighted Average Grant Date Fair Value	Deferred Phantom Shares	Weighted Average Grant Date Fair Value	Deferred Phantom Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	4,944,476	$2.37	3,988,292	$1.44	874,830	$1.20
Granted and vested	—	—	956,184	6.23	3,113,462	1.51
Settled	(3,435,691)	1.85	—	—	—	—

Outstanding at end of period	1,508,785	3.54	4,944,476	2.37	3,988,292	1.44

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

We also sponsor defined contribution plans for certain of our U.S. hourly and salaried employees. During the years ended December 31, 2012, 2011 and 2010, contribution expense related to these plans was $32 million, $13 million and $5 million, respectively.

Termination of Legal Services Plan

In accordance with the UAW collective bargaining agreement ratified in October 2011, we will terminate a plan on December 31, 2013, which provides legal services as a postretirement benefit to our UAW represented retirees, all of which are fully vested. Accordingly, we recognized a $91 million negative plan amendment resulting in negative prior service cost during the year ended December 31, 2011, which was recorded in AOCI and will be amortized into Selling, Administrative and Other Expenses over the remaining life of the plan. A similar benefit which is provided to our active UAW represented employees will also be terminated on December 31, 2013. Costs associated with this plan will continue to be expensed as incurred.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17. Employee Retirement and Other Benefits —Continued

Canadian Health Care Trust Settlement Agreement

In August 2010, Chrysler Canada entered into the Canadian HCT Settlement Agreement with the CAW to permanently transfer the responsibility for providing postretirement health care benefits to the Covered Group to a new retiree plan. The new retiree plan will be funded by the Health Care Trust (“HCT”).

On December 31, 2010, and in accordance with the Canadian HCT Settlement Agreement, Chrysler Canada issued the Canadian Health Care Trust Notes with a fair value of $1,087 million ($1,085 million CAD) to the HCT and made a cash contribution of $104 million to the HCT in exchange for settling its retiree health care obligations for the Covered Group. In accordance with the Canadian HCT Settlement Agreement, the cash contribution was determined based on an initial payment of $175 million which was adjusted for the following: (i) reduced by $53 million for benefit payments made by us for claims incurred by the Covered Group from January 1, 2010 through December 31, 2010; (ii) reduced by $22 million for required taxes associated with the transaction and administrative costs; and (iii) increased by $4 million for interest charges and retiree contributions received by us during the same period. In addition, on December 31, 2010, we paid $3 million to the HCT for taxes incurred related to this transaction. During 2011, the remaining obligation of $19 million for taxes and administrative costs was paid.

During the year ended December 31, 2010, we recognized a $46 million loss as a result of the Canadian HCT Settlement Agreement, which was calculated as follows (in millions):

OPEB obligation settled	$1,213
Recognition of actuarial losses included in AOCI	(46)
Fair value of Canadian Health Care Trust Notes issued to HCT	(1,087)
Cash contribution to HCT	(104)
Tax obligations associated with the Canadian HCT Settlement Agreement	(22)

Net loss on Canadian HCT Settlement Agreement	$(46)

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

On June 10, 2009, and in accordance with the terms of the VEBA Settlement Agreement, we issued the VEBA Trust Note with a face value of $4,587 million and a 67.7 percent ownership interest in the Company. Refer to Note 11, Financial Liabilities, and Note 18, Other Transactions with Related Parties, for additional information related to the VEBA Trust Note and subsequent changes to the VEBA Trust’s ownership interest in the company.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17. Employee Retirement and Other Benefits —Continued

Transfer of VEBA Trust Assets and Obligations to the UAW Retiree Medical Benefits Trust —Continued

On January 1, 2010, and in accordance with the terms of the VEBA Settlement Agreement, we transferred plan assets to the VEBA Trust and thereby were discharged of benefit obligations related to postretirement health care benefits for certain UAW retirees. As a result of this settlement, we derecognized the associated other postretirement benefits (“OPEB”) obligation and we recognized a financial liability for the VEBA Trust Note at fair value. In addition, the contribution receivable for the VEBA Trust membership interests of $990 million was satisfied.

During the years ended December 31, 2011 and 2010, we recognized gains of $21 million and $35 million, respectively, as a result of actual claims incurred by the Covered Retirees and retirees who participated in an early retirement program during the Window Period being less than anticipated. As of May 2011, the VEBA Trust assumed responsibility for all claims incurred by the retirees who participated in an early retirement program during the Window Period. There are no remaining obligations related to this program. As such, no gains were recognized during the year ended December 31, 2012.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17. Employee Retirement and Other Benefits —Continued

Benefit Obligations and Related Plan Assets

The following summarizes the changes in the benefit obligations and related plan assets, as well as the status of the plans (in millions of dollars):

	Years Ended December 31,
	2012		2011
	Pension Benefits	OPEB	Pension Benefits	OPEB
Change in benefit obligations:
Benefit obligations at beginning of period	$31,980	$2,729	$29,874	$2,636
Service cost	324	24	263	21
Interest cost	1,514	135	1,525	141
Employee contributions	10	—	10	—
Amendments and benefit changes	25	(7)	—	(91)
Actuarial (gain)/loss	(98)	68	1,031	71
Discount rate change	3,174	299	1,656	194
Benefits paid	(2,262)	(189)	(2,335)	(217)
Special early retirement programs	1	—	77	4
Gain on VEBA claims adjustment	—	—	—	(21)
Other, primarily currency translation	169	14	(121)	(9)

Benefit obligations at end of period	$34,837	$3,073	$31,980	$2,729

Change in plan assets:
Fair value of plan assets at beginning of period	$25,444	$—	$25,865	$37
Actual return on plan assets	2,378	—	1,644	—
Employee contributions	10	—	10	—
Company contributions —to pension trust	237	—	351	—
Company contributions —directly to pay benefits	17	189	11	217
Amendments and benefit changes	17	—	—	—
Benefits paid	(2,262)	(189)	(2,335)	(217)
Withdrawal of VEBA assets	—	—	—	(37)
Other, primarily currency translation	131	—	(102)	—

Fair value of plan assets at end of period	$25,972	$—	$25,444	$—

Funded status of plans	$(8,865)	$(3,073)	$(6,536)	$(2,729)

Amounts recognized on the balance sheet:
Prepaid expense and other assets	$114	$—	$118	$—
Current liabilities	(1)	(187)	(1)	(184)
Long-term liabilities	(8,978)	(2,886)	(6,653)	(2,545)

Total	$(8,865)	$(3,073)	$(6,536)	$(2,729)

Amounts recognized in accumulated other comprehensive loss:
Unrealized actuarial net loss and other	$(6,378)	$(854)	$(3,976)	$(523)
Unrealized prior service (cost)/credit	(10)	52	—	86

Total	$(6,388)	$(802)	$(3,976)	$(437)

Accumulated benefit obligation (“ABO”) at December 31	$34,432		$31,421
Pension plans in which ABO exceeds plan assets at December 31:
ABO	$33,938		$30,971
Fair value of plan assets	25,363		24,876
Pension plans in which projected benefit obligation (“PBO”) exceeds plan assets at December 31:
PBO	$34,343		$31,530
Fair value of plan assets	25,363		24,876

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17. Employee Retirement and Other Benefits —Continued

Benefit Expense and Other Changes in Plan Assets and Benefit Obligations Recognized in AOCI

The components of benefit expense and other changes in plan assets and benefit obligations recognized in AOCI were as follows (in millions of dollars):

	Years Ended December 31,
	2012		2011		2010
	Pension Benefits	OPEB	Pension Benefits	OPEB	Pension Benefits	OPEB
Net periodic benefit cost:
Service cost	$324	$24	$263	$21	$242	$34
Interest cost	1,514	135	1,525	141	1,526	194
Expected return on plan assets	(1,811)	—	(1,828)	—	(1,741)	—
Loss on Canadian HCT Settlement	—	—	—	—	—	46
Recognition of net actuarial losses	101	26	—	13	—	6
Amortization of prior service credit	—	(40)	—	(11)	—	—
Gain on VEBA claims adjustment	—	—	—	(21)	—	(35)

Net periodic benefit costs (credit)	128	145	(40)	143	27	245
Special early retirement cost	1	—	77	4	27	—

Total benefit costs	$129	$145	$37	$147	$54	$245

Other comprehensive loss:
Net loss	$2,509	$358	$2,870	$266	$458	$22
Recognition of net actuarial losses	(101)	(26)	—	(13)	—	(6)
Prior service cost (credit)	11	(7)	—	(91)	—	(5)
Amortization of prior service credit	—	40	—	11	—	—
Recognition of loss on Canadian HCT Settlement	—	—	—	—	—	(46)
Recognition of gain on VEBA claims adjustment	—	—	—	—	—	35
Other	(7)	—	—	—	—	—

Total recognized in other comprehensive loss	2,412	365	2,870	173	458	—

Total recognized in total benefit costs and other comprehensive loss	$2,541	$510	$2,907	$320	$512	$245

In 2013, $342 million of unrecognized net actuarial losses are expected to be recognized into expense. Additionally, $43 million of prior service credits are expected to be amortized as a reduction to expense during 2013.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17. Employee Retirement and Other Benefits —Continued

Assumptions

Assumptions used to determine the benefit obligation and expense were as follows:

	Years Ended December 31,
	2012		2011		2010
	Pension Benefits	OPEB	Pension Benefits	OPEB	Pension Benefits	OPEB
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31:
Discount rate —ongoing benefits	3.98%	4.07%	4.84%	4.93%	5.33%	5.57%
Rate of compensation increase	3.09%	2.70%	3.77%	2.70%	4.08%	4.50%

Weighted-Average Assumptions Used to Determine Periodic Costs:
Discount rate —ongoing benefits	4.84%	4.93%	5.33%	5.57%	5.54%	5.38%
Expected return on plan assets	7.41%	—	7.41%	—	7.41%	—
Rate of compensation increase	3.77%	2.70%	3.77%	2.70%	4.08%	4.50%

We currently sponsor OPEB plans primarily in the U.S. and Canada. The annual rate of increase in the per capita cost of covered U.S. health care benefits assumed for 2012 was 8.0 percent. The annual rate was assumed to decrease gradually to 5.0 percent after 2017 and remain at that level thereafter. The annual rate of increase in the per capita cost of covered Canadian health care benefits assumed for 2012 was 3.7 percent. The annual rate was assumed to remain at 3.7 percent thereafter.

The assumed health care cost trend rate has a significant effect on the amounts reported for postretirement health care and life insurance benefits. A one percentage point change in the assumed health care cost trend rate for U.S. and Canada combined would have the following effects as of December 31, 2012 (in millions of dollars):

	One Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$5	$(4)
Effect on postretirement benefit obligation	84	(71)

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

health care improvements. In August 2011, we received approval from the Internal Revenue Service for use of the plan specific mortality tables for funding for our U.S. plans effective January 1, 2012. We adopted the plan specific mortality tables with generational improvements for accounting purposes as of December 31, 2011. Mortality assumptions used in our Canadian benefit plans were also updated to reflect current and future mortality improvements. The change increased our U.S. and Canadian pension obligations, as well as our total U.S. and Canadian OPEB obligations, by approximately $879 million, $131 million, and $10 million, respectively, at December 31, 2011.

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

The weighted-average target asset allocations for all of our plan assets are currently 51 percent fixed income,

23 percent equity, 23 percent alternative investments and 3 percent other investments. Our policy, which rebalances investments regularly, ensures actual allocations are in line with target allocations as appropriate.

Assets are actively managed, primarily by external investment managers. Investment managers are not permitted to invest outside of the asset class or strategy for which they have been appointed. We use investment guidelines to ensure that investment managers invest solely within the mandated investment strategy. Certain investment managers use derivative financial instruments to mitigate the risk of changes in interest rates and foreign currencies impacting the fair values of certain investments. Derivative financial instruments may also be used in place of physical securities when it is more cost effective and/or efficient to do so.

Sources of potential risks in the pension plan assets relate to market risk, interest rate risk and operating risk. Market risk is mitigated by diversification strategies and, as a result, there are no significant concentrations of risk in terms of sector, industry, geography, market capitalization, manager or counterparty. Interest rate risk is mitigated by partial asset-liability matching. Our fixed income target asset allocation partially matches the bond-like and long-dated nature of the pension liabilities. Interest rate increases generally will result in a decline in the value of investments in fixed income securities and the present value of the obligations. Conversely, interest rate decreases generally will increase the value of investments in fixed income securities and the present value of the obligations. Operating risks are mitigated through ongoing oversight of external investment managers’ style adherence, team strength, firm health and internal controls.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17. Employee Retirement and Other Benefits —Continued

Plan Assets —Continued

The fair values of our pension plan assets as of December 31 by asset class were as follows (in millions of dollars):

	2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Pension plan assets:
Cash and cash equivalents	$532	$150	$—	$682
Equity securities:
U.S. companies	2,352	21	—	2,373
Non-U.S. companies	2,031	—	—	2,031
Commingled funds	91	1,195	—	1,286
Fixed income securities:
Government securities	2,250	2,462	—	4,712
Corporate bonds	—	6,162	—	6,162
Convertible and high yield bonds	—	768	—	768
Other fixed income	—	948	—	948
Other investments:
Private equity funds	—	—	2,393	2,393
Real estate funds	—	1,124	487	1,611
Hedge funds	—	1,468	965	2,433
Insurance contracts	—	503	—	503
Other	(2)	(3)	16	11

	$7,254	$14,798	$3,861	$25,913

Other Assets (Liabilities):
Cash and cash equivalents				6
Accounts receivable				207
Accounts payable				(154)

Total fair value of pension assets				$25,972

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17. Employee Retirement and Other Benefits —Continued

Plan Assets —Continued

A reconciliation of Level 3 pension plan assets held by us was as follows (in millions of dollars):

	Year Ended December 31, 2012
	January 1, 2012	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Purchases, Issuances and Settlements	Transfers Into (Out of) Level 3	December 31, 2012
Equity securities:
U.S. companies	$1	$2	$(3)	$—	$—	$—
Fixed income securities:
Corporate Bonds	—	31	(31)	—	—	—
Other investments:
Private equity funds	2,760	(177)	(25)	(165)	—	2,393
Real estate funds	512	2	(19)	(8)	—	487
Hedge funds	976	84	(8)	(87)	—	965
Other	17	(1)	—	—	—	16

Total	$4,266	$(59)	$(86)	$(260)	$—	$3,861

	Year Ended December 31, 2011
	January 1, 2011	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Purchases, Issuances and Settlements	Transfers Into (Out of) Level 3	December 31, 2011

Equity securities:
U.S. companies	$—	$1	$—	$—	$—	$1
Other investments:
Private equity funds	2,826	53	(30)	(89)	—	2,760
Real estate funds	509	(14)	27	(10)	—	512
Hedge funds	1,141	(45)	5	(125)	—	976
Other	16	(2)	(2)	2	3	17

Total	$4,492	$(7)	$—	$(222)	$3	$4,266

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

Cash and cash equivalents

Cash and cash equivalents are primarily invested in short-term, high quality government securities and are valued at their outstanding balances, which approximate fair value.

Equity investments

Equity investments are comprised broadly of U.S., developed international and emerging market equity securities and are generally valued using quoted market prices. Commingled funds, which include common collective trust funds, mutual funds and other investment entities, are valued at their NAV, which is based on the percentage ownership interest in the fair value of the underlying assets.

Fixed income investments

Fixed income investments are comprised primarily of long-duration U.S. Treasury and global government bonds, as well as U.S., developed international and emerging market companies’ debt securities diversified by sector and geography. Fixed income securities are valued using quoted market prices. If quoted market prices are not available, prices for similar assets and matrix pricing models are used.

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

Contributions and Payments

Employer contributions to our funded pension plans are expected to be approximately $998 million in 2013, of which discretionary contributions of $526 million and $115 million will be made to the U.S. and Canadian plans, respectively; and $6 million and $351 million will be made to our U.S. and Canadian plans, respectively, to satisfy minimum funding requirements. Employer contributions to our unfunded pension and OPEB plans in 2013 are expected to be $40 million and $190 million, respectively, which represents the expected benefit payments to participants.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17. Employee Retirement and Other Benefits —Continued

Contributions and Payments —Continued

During the life of the plans, we intend to primarily utilize plan assets to fund benefit payments and minimize our cash contributions. OPEB payments are currently funded from our cash flows from operations.

In connection with the 363 Transaction, we acquired a $600 million receivable from a subsidiary of Daimler to fund contributions to our U.S. pension plans. This receivable was payable to us in three equal annual installments beginning in 2009. The third and final $200 million installment was received by us in 2011. Amounts received were utilized to fund a portion of our contributions to our funded pension plans in each year upon receipt of the installments.

Estimated future pension and OPEB benefits payments, and the Medicare Prescription Drug Improvement and Modernization Act of 2003 subsidy (“Medicare Part D Subsidy”) expected to be received for the next ten years were as follows (in millions of dollars):

	Pension Benefits	OPEB	Medicare Part D Subsidy Receipts
2013	$2,331	$190	$3
2014	2,272	185	3
2015	2,227	181	3
2016	2,186	180	3
2017	2,150	179	3
2018 – 2022	10,324	882	16

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

VEBA Trust

As of December 31, 2012, the VEBA Trust had a 41.5 percent ownership interest in the Company, which takes into account the dilutive effect that resulted from our achievement of the third and final Class B Event in January 2012, as discussed below. Interest expense on the VEBA Trust Note totaled $440 million, $432 million and $420 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Fiat

Ownership Interest

As of December 31, 2012, Fiat had a 58.5 percent ownership interest in the Company. Through a series of transactions in 2011 and early 2012, which included our achievement of the three Class B Events described in our governance documents and Fiat’s exercise of its incremental equity call option in May 2011, Fiat increased its ownership interest in the Company from 20.0 percent to 58.5 percent.

In May 2011, and concurrent with the repayment of our U.S. Treasury and EDC credit facilities, Fiat exercised its incremental equity call option and acquired an additional 16 percent fully-diluted ownership interest in the Company. We received the entire exercise price of $1,268 million in cash, increasing our contributed capital by the proceeds received, and we issued 261,225 new Class A Membership Interests to Fiat. Refer to Note 11, Financial Liabilities, for information related to our refinancing transaction and the repayment of our U.S. Treasury and EDC credit facilities.

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

In addition, in July 2012, Fiat exercised its option to acquire a portion of the VEBA Trust’s membership interests in the Company. Refer to Note 24, Subsequent Events, for additional information regarding Fiat’s exercise of its option to acquire additional portions of the VEBA Trusts membership interests in Chrysler Group.

Industrial Alliance and Other Transactions

Pursuant to our master industrial agreement with Fiat, we established an industrial alliance through which we collaborate with Fiat on a number of fronts, including product and platform sharing and development, global distribution, procurement, information technology infrastructure and process improvement. The alliance is comprised of various commercial arrangements entered into pursuant to the master industrial agreement. As part of the alliance, we manufacture vehicles for Fiat to distribute and sell in countries outside North America. We have also taken on the distribution of Fiat vehicles outside North America in those regions where our dealer networks are better established. In addition, as part of the alliance, we also have access to certain of Fiat’s platforms, vehicles, products and technology. We are obligated to make royalty payments to Fiat related to

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18. Other Transactions with Related Parties —Continued

Fiat —Continued

Industrial Alliance and Other Transactions —Continued

certain of the intellectual property that was contributed to us by Fiat. These royalty payments are calculated based on a percentage of the material cost of the vehicle, or portion of the vehicle or component, in which we utilize the Fiat intellectual property. In May 2012, and pursuant to a 2011 definitive technology license agreement with Fiat, we recorded a $37 million license fee, which is included in Deferred Revenue in the accompanying Consolidated Balance Sheets. Royalty income on the license fee will be amortized over a seven year period when production utilizing the technology begins. In addition, we have agreed to share costs with Fiat related to joint engineering and development activities and will reimburse each other based upon costs agreed to under the respective cost sharing arrangements. We have also entered into other transactions with Fiat for the purchase and supply of goods and services, including transactions in the ordinary course of business.

In October 2012, we sold three wholly-owned international dealerships to Fiat for approximately $24 million, receiving approximately $20 million in cash. We also recorded a receivable of approximately $4 million which will be payable to us in the fourth quarter of 2013 upon final settlement of the transaction. Additionally, Fiat received approximately $9 million of cash held by these entities. There was no gain or loss on this transaction.

In June 2011, Fiat became the general distributor of our vehicles and service parts in Europe, selling our products through a network of newly appointed dealers, and we are the exclusive distributor of Fiat brand vehicles and service parts throughout North America.

The following summarizes our transactions with Fiat (in millions of dollars):

	Years Ended December 31,
	2012	2011	2010
Sales of vehicles, parts and services provided to Fiat	$2,689	$2,162	$449
Purchases of vehicles, parts and services from Fiat	1,504	800	293
Amounts capitalized in property, plant and equipment, net and other intangible assets, net	236	116	110
Reimbursements to Fiat recognized (1)	45	25	17
Reimbursements from Fiat recognized (1)	51	78	36
Royalty fees incurred for intellectual property contributed by Fiat (2)	3	2	—
Interest income on financial resources provided to Fiat	2	—	—

(1)	Includes reimbursements recognized for costs related to shared engineering and development activities performed under the product and platform sharing arrangements that are part of our industrial alliance.
(2)	Production utilizing the intellectual property began in December 2010.

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

Interest expense on financial resources provided by the U.S. Treasury totaled $229 million and $582 million for the years ended December 31, 2011 and 2010, respectively. Interest expense included PIK interest of $27 million and $68 million for the years ended December 31, 2011 and 2010, respectively, of which $17 million and $68 million, respectively, was capitalized as additional debt in accordance with the loan agreements. Refer to Note 11, Financial Liabilities, for additional information.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18. Other Transactions with Related Parties —Continued

Related Party Summary

Amounts due from and to related parties as of December 31 were as follows (in millions of dollars):

	2012
	VEBA Trust	Fiat	Other	Total
Amounts due from related parties (included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets)	$—	$500	$15	$515

Amounts due to related parties (included in Accrued Expenses and Other Liabilities)	$222	$558	$4	$784
Financial liabilities to related parties (included in Financial Liabilities)	4,288(1)	—	5	4,293

Total due to related parties	$4,510	$558	$9	$5,077

	2011
	VEBA Trust	Fiat	Other	Total
Amounts due from related parties (included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets)	$—	$978	$12	$990

Amounts due to related parties (included in Accrued Expenses and Other Liabilities)	$220	$374	$7	$601
Financial liabilities to related parties (included in Financial Liabilities)	4,193(1)	—	5	4,198

Total due to related parties	$4,413	$374	$12	$4,799

(1)	Amounts are net of discounts of $586 million and $643 million as of December 31, 2012 and 2011, respectively. Refer to Note 11, Financial Liabilities, for additional information.

Amounts included in “Other” above relate to balances with related unconsolidated companies as a result of transactions in the ordinary course of business.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19. Geographic Information

Revenues, net are allocated to geographic areas based on the customer location. Long-lived assets consist of property, plant and equipment (refer to Note 6) and equipment and other assets on operating leases (refer to Note 7), net of accumulated depreciation and amortization. Revenues, net and long-lived assets by geographic area were as follows (in millions of dollars):

Revenues, net:

	Years Ended December 31,
	2012	2011	2010
North America:
United States	$46,708	$37,972	$28,369
Canada	7,272	7,196	6,539
Mexico	1,892	1,881	1,634

Total North America	55,872	47,049	36,542
Rest of World	9,912	7,932	5,404

Total	$65,784	$54,981	$41,946

Long-lived assets:

	December 31, 2012	December 31, 2011
North America:
United States	$11,932	$10,980
Canada	1,706	1,873
Mexico	2,632	2,421

Total North America	16,270	15,274
Rest of World	197	112

Total	$16,467	$15,386

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

We recorded charges, net of discounting, of $1 million, $51 million and $273 million for the years ended December 31, 2012, 2011 and 2010, respectively. During the year ended December 31, 2012, the charges primarily related to costs associated with employee relocations for previously announced restructuring initiatives. During the year ended December 31, 2011, the charges primarily included costs associated with employee relocations and plant deactivations for previously announced restructuring initiatives, as well as other transition costs of $20 million resulting from the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization. During the year ended December 31, 2010, the charges primarily related to costs resulting from the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization, which included, but were not limited to, workforce reductions, contract cancellations and legal claim costs, as well as other transition costs of $35 million. The charges also related to costs associated with workforce reductions and plant deactivations for previously announced restructuring initiatives.

We made refinements to existing reserve estimates resulting in net reductions of $62 million, $48 million and $227 million for the years ended December 31, 2012, 2011 and 2010, respectively. During the year ended December 31, 2012, the adjustments related to decreases in the expected workforce reduction costs and legal claim reserves, as well as other transition costs of $5 million related to the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization. These refinements, which were based on management’s adequacy reviews, took into consideration the status of the restructuring actions and the estimated costs to complete the actions. During the year ended December 31, 2011, the adjustments related to decreases in the expected workforce reduction costs, as well as legal and supplier cancellation claim reserves as a result of management’s adequacy reviews. During the year ended December 31, 2010, the reserve adjustments were primarily the result of the cancellation of a previously announced plant closure. During 2010, we announced that our Sterling Heights, Michigan assembly plant, which was scheduled to close after 2012, would remain open in connection with the granting of certain tax incentives by local and state governments. The adjustments also related to decreases in supplier cancellation claim reserves as a result of the settlement of certain claims and a net decrease in the expected workforce reduction costs as a result of management’s adequacy reviews.

The restructuring charges, reserve adjustments and interest accretion are included in Restructuring Expenses, Net in the accompanying Consolidated Statements of Operations and would have otherwise been reflected in Cost of Sales.

Additional charges of approximately $2 million related to employee relocations are expected to be recognized during 2013. We anticipate that the total costs we will incur related to these restructuring activities, including the initial assumption of the $554 million obligation from Old Carco, as well as additional charges and refinements made to the estimates will be $539 million, including $362 million related to employee termination benefits and $177 million of other costs. We expect to make payments of approximately $71 million during 2013.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 20. Restructuring Actions —Continued

Restructuring reserves are included in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets. The following summarizes the restructuring reserves activity (in millions of dollars):

	Years Ended December 31,
	2012			2011			2010
	Workforce Reductions	Other	Total	Workforce Reductions	Other	Total	Workforce Reductions	Other	Total
Balance at beginning of period	$29	$121	$150	$79	$160	$239	$343	$38	$381
Charges	1	—	1	15	16	31	76	162	238
Adjustments to reserve estimates	(4)	(53)	(57)	(9)	(39)	(48)	(213)	(14)	(227)
Payments	(6)	(20)	(26)	(38)	(10)	(48)	(120)	(25)	(145)
Amounts recognized and transferred to employee benefit plans	—	—	—	(10)	—	(10)	(19)	—	(19)
Interest accretion	—	—	—	—	—	—	2	—	2
Other, including currency translation	—	1	1	(8)	(6)	(14)	10	(1)	9

Balance at end of period	$20	$49	$69	$29	$121	$150	$79	$160	$239

Note 21. Venezuelan Currency Regulations and Devaluation

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

Prior to January 1, 2010, the official exchange rate was 2.15 bolivar fuerte (“BsF”) per USD. In January 2010, the Venezuelan government devalued the BsF relative to the USD from the official rate of 2.15 BsF per USD to a dual-rated system regulated by the CADIVI. The dual-rate included (i) an essential rate of 2.60 BsF per USD for food, technology and other items, such as our car kits, and (ii) a nonessential rate of 4.30 BsF per USD for all other transactions. As a result of this devaluation, we recorded a foreign currency translation loss of $20 million in the first quarter of 2010. On December 30, 2010, a further devaluation of the BsF was announced, eliminating the essential rate of 2.60 BsF per USD and requiring all CADIVI-approved transactions, including transactions that were pending CADIVI approval prior to the announcement, to occur at the previous nonessential rate of 4.30 BsF per USD. The new rate was declared effective as of January 1, 2011. The nonessential rate remained unchanged. However, as a result of the announced devaluation of the essential rate on December 30, 2010, we remeasured monetary assets and liabilities denominated in BsF as of December 31, 2010 using the new rate of 4.30 BsF per USD. The remeasurement resulted in a loss of $80 million. No additional events occurred during 2011 and 2012 that would further impact the BsF to USD exchange rate. Refer to Note 24, Subsequent Events, for additional information regarding a further BsF to USD devaluation.

As of December 31, 2012 and 2011, the net monetary assets of CdV denominated in BsF were 1,138 million ($265 million USD) and 1,167 million ($271 million USD), respectively, which included cash and cash equivalents denominated in BsF of 1,476 million ($343 million USD) and 1,253 million ($291 million USD), respectively.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 22. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements

Chrysler Group LLC (“Parent”), CG Co-Issuer and the Guarantors fully and unconditionally guarantee our Notes on a joint and several basis. CG Co-Issuer does not have any operations, assets, liabilities (other than the Notes) or revenues. CG Co-Issuer and each of the guarantors also guarantee the Senior Credit Facilities.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 22. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Statements of Operations (in millions of dollars):

	Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$68,634	$8,584	$37,776	$(49,210)	$65,784
Cost of sales	60,191	8,444	35,855	(49,140)	55,350

GROSS MARGIN	8,443	140	1,921	(70)	10,434
Selling, administrative and other expenses	4,139	229	665	146	5,179
Research and development expenses, net	2,288	1	35	—	2,324
Restructuring (income) expenses, net	(1)	(59)	(1)	—	(61)
Interest expense	982	12	144	(44)	1,094
Interest income	(17)	(1)	(26)	—	(44)

INCOME (LOSS) BEFORE INCOME TAXES	1,052	(42)	1,104	(172)	1,942
Income tax expense	15	—	259	—	274
Equity in net (income) loss of subsidiaries	(631)	(30)	—	661	—

NET INCOME (LOSS)	1,668	(12)	845	(833)	1,668
Other comprehensive income (loss)	(2,882)	—	(131)	131	(2,882)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,214)	$(12)	$714	$(702)	$(1,214)

	Year Ended December 31, 2011
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$55,616	$6,282	$31,829	$(38,746)	$54,981
Cost of sales	48,839	6,322	30,010	(38,749)	46,422

GROSS MARGIN	6,777	(40)	1,819	3	8,559
Selling, administrative and other expenses	3,745	158	582	266	4,751
Research and development expenses, net	1,648	—	26	—	1,674
Restructuring (income) expenses, net	12	(8)	(1)	—	3
Interest expense	1,067	3	225	(57)	1,238
Interest income	(14)	(1)	(24)	—	(39)
Loss on extinguishment of debt	170	—	381	—	551

INCOME (LOSS) BEFORE INCOME TAXES	149	(192)	630	(206)	381
Income tax expense	15	—	181	2	198
Equity in net (income) loss of subsidiaries	(49)	(26)	—	75	—

NET INCOME (LOSS)	183	(166)	449	(283)	183
Other comprehensive income (loss)	(2,987)	(1)	(936)	937	(2,987)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(2,804)	$(167)	$(487)	$654	$(2,804)

	Year Ended December 31, 2010
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$41,537	$3,658	$26,533	$(29,782)	$41,946
Cost of sales	36,770	3,522	25,380	(29,786)	35,886

GROSS MARGIN	4,767	136	1,153	4	6,060
Selling, administrative and other expenses	2,891	127	614	165	3,797
Research and development expenses, net	1,480	—	20	—	1,500
Restructuring (income) expenses, net	(157)	206	(1)	—	48
Interest expense	1,073	5	241	(43)	1,276
Interest income	(19)	(1)	(28)	—	(48)

INCOME (LOSS) BEFOREINCOME TAXES	(501)	(201)	307	(118)	(513)
Income tax expense	5	—	134	—	139
Equity in net (income) loss of subsidiaries	146	(26)	—	(120)	—

NET INCOME (LOSS)	(652)	(175)	173	2	(652)
Other comprehensive income (loss)	(597)	1	(324)	323	(597)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,249)	$(174)	$(151)	$325	$(1,249)

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 22. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Balance Sheets (in millions of dollars):

	December 31, 2012
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$9,110	$125	$2,379	$—	$11,614
Restricted cash	28	—	—	—	28
Trade receivables, net	473	354	352	—	1,179
Inventories	2,621	139	2,457	(219)	4,998
Prepaid expenses and other assets
Due from subsidiaries	—	—	462	(462)	—
Other	323	398	387	—	1,108
Deferred taxes	—	—	21	2	23

TOTAL CURRENT ASSETS	12,555	1,016	6,058	(679)	18,950
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	10,596	580	4,451	(136)	15,491
Equipment and other assets on operating leases, net	468	264	277	(33)	976

TOTAL PROPERTY AND EQUIPMENT	11,064	844	4,728	(169)	16,467
OTHER ASSETS:
Advances to related parties and other financial assets
Due from subsidiaries	1,085	—	71	(1,156)	—
Other	47	—	—	—	47
Investment in subsidiaries	2,328	127	—	(2,455)	—
Restricted cash	329	—	14	—	343
Goodwill	1,361	—	—	—	1,361
Other intangible assets, net	3,254	25	1,065	(984)	3,360
Prepaid expenses and other assets	278	9	116	—	403
Deferred taxes	—	—	40	—	40

TOTAL OTHER ASSETS	8,682	161	1,306	(4,595)	5,554

TOTAL ASSETS	$32,301	$2,021	$12,092	$(5,443)	$40,971

CURRENT LIABILITIES:
Trade liabilities	$7,171	$182	$2,381	$—	$9,734
Accrued expenses and other liabilities
Due to subsidiaries	1,428	147	—	(1,575)	—
Other	5,847	38	2,633	—	8,518
Current maturities of financial liabilities
Due to subsidiaries	26	—	65	(91)	—
Other	266	—	190	—	456
Deferred revenue	730	52	80	—	862
Deferred taxes	—	—	71	—	71

TOTAL CURRENT LIABILITIES	15,468	419	5,420	(1,666)	19,641
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	12,951	217	2,369	—	15,537
Financial liabilities
Due to subsidiaries	—	258	—	(258)	—
Other	10,564	—	1,583	—	12,147
Deferred revenue	534	97	191	—	822
Deferred taxes	43	—	36	4	83

TOTAL LONG-TERM LIABILITIES	24,092	572	4,179	(254)	28,589
MEMBERS’ INTEREST (DEFICIT):
Membership interests	—	—	409	(409)	—
Contributed capital	2,647	1,643	1,827	(3,470)	2,647
Accumulated income (losses)	(2,586)	(613)	1,327	(714)	(2,586)
Accumulated other comprehensive loss	(7,320)	—	(1,070)	1,070	(7,320)

TOTAL MEMBERS’ INTEREST (DEFICIT)	(7,259)	1,030	2,493	(3,523)	(7,259)

TOTAL LIABILITIES AND MEMBERS’ INTEREST (DEFICIT)	$32,301	$2,021	$12,092	$(5,443)	$40,971

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 22. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Balance Sheets —Continued

	December 31, 2011
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$7,405	$322	$1,874	$—	$9,601
Restricted cash	102	—	4	—	106
Trade receivables, net	321	253	271	—	845
Inventories	2,812	60	1,685	(191)	4,366
Prepaid expenses and other assets
Due from subsidiaries	—	—	826	(826)	—
Other	318	893	392	—	1,603
Deferred taxes	—	—	23	2	25

TOTAL CURRENT ASSETS	10,958	1,528	5,075	(1,015)	16,546
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	9,177	619	4,313	(144)	13,965
Equipment and other assets on operating leases, net	893	274	254	—	1,421

TOTAL PROPERTY AND EQUIPMENT	10,070	893	4,567	(144)	15,386
OTHER ASSETS:
Advances to related parties and other financial assets
Due from subsidiaries	852	—	33	(885)	—
Other	47	—	9	—	56
Investment in subsidiaries	1,956	97	—	(2,053)	—
Restricted cash	343	—	12	—	355
Goodwill	1,361	—	—	—	1,361
Other intangible assets, net	3,258	27	1,042	(956)	3,371
Prepaid expenses and other assets	297	6	118	—	421
Deferred taxes	—	—	47	—	47

TOTAL OTHER ASSETS	8,114	130	1,261	(3,894)	5,611

TOTAL ASSETS	$29,142	$2,551	$10,903	$(5,053)	$37,543

CURRENT LIABILITIES:
Trade liabilities	$6,177	$167	$2,222	$—	$8,566
Accrued expenses and other liabilities
Due to subsidiaries	1,167	623	—	(1,790)	—
Other	5,280	155	2,272	—	7,707
Current maturities of financial liabilities
Due to subsidiaries	26	—	—	(26)	—
Other	91	—	139	—	230
Deferred revenue	998	76	97	—	1,171
Deferred taxes	—	—	73	—	73

TOTAL CURRENT LIABILITIES	13,739	1,021	4,803	(1,816)	17,747
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	10,260	185	2,313	—	12,758
Financial liabilities
Due to subsidiaries	—	230	—	(230)	—
Other	10,711	—	1,633	—	12,344
Deferred revenue	439	58	156	—	653
Deferred taxes	28	—	44	4	76

TOTAL LONG-TERM LIABILITIES	21,438	473	4,146	(226)	25,831
MEMBERS’ INTEREST (DEFICIT):
Membership interests	—	—	409	(409)	—
Contributed capital	2,657	1,643	1,927	(3,570)	2,657
Accumulated income (losses)	(4,254)	(586)	557	29	(4,254)
Accumulated other comprehensive (loss)	(4,438)	—	(939)	939	(4,438)

TOTAL MEMBERS’ INTEREST (DEFICIT)	(6,035)	1,057	1,954	(3,011)	(6,035)

TOTAL LIABILITIES AND MEMBERS’ INTEREST (DEFICIT)	$29,142	$2,551	$10,903	$(5,053)	$37,543

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 22. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Statements of Cash Flows (in millions of dollars):

	Year Ended December 31, 2012
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$4,708	$(171)	$1,552	$(268)	$5,821

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(2,860)	(47)	(726)	—	(3,633)
Proceeds from disposals of property, plant and equipment	8	—	1	—	9
Purchases of equipment and other assets on operating leases	—	(10)	(113)	—	(123)
Proceeds from disposals of equipment and other assets on operating leases	—	18	69	—	87
Change in restricted cash	88	—	2	—	90
Proceeds from the sale of certain international dealerships to Fiat, net	—	—	11	—	11
Change in loans and notes receivable	2	—	—	—	2

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,762)	(39)	(756)	—	(3,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Tranche B Term Loan	(30)	—	—	—	(30)
Repayments of Mexican development banks credit facility	—	—	(15)	—	(15)
Repayments of Gold Key Lease financing	—	—	(41)	—	(41)
Repayment of Canadian Health Care Trust Note	—	—	(25)	—	(25)
Repayments of Auburn Hills Headquarters loan	—	—	(50)	—	(50)
Net repayment of other financial liabilities	(72)	—	(12)	—	(84)
Distribution for state tax withholding obligations on behalf of members	(6)	—	—	—	(6)
Dividends issued to subsidiaries	—	(15)	(75)	90	—
Net increase (decrease) in loans to subsidiaries	(133)	28	(73)	178	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(241)	13	(291)	268	(251)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Net change in cash and cash equivalents	1,705	(197)	505	—	2,013
Cash and cash equivalents at beginning of period	7,405	322	1,874	—	9,601

Cash and cash equivalents at end of period	$9,110	$125	$2,379	$—	$11,614

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 22. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Statements of Cash Flows —Continued

	Year Ended December 31, 2011
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$3,931	$231	$1,860	$(1,419)	$4,603

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(2,000)	(127)	(882)	—	(3,009)
Proceeds from disposals of property, plant and equipment	7	13	15	—	35
Purchases of equipment and other assets on operating leases	—	(35)	—	—	(35)
Proceeds from disposals of equipment and other assets on operating leases	—	16	688	—	704
Change in restricted cash	41	—	174	—	215
Change in loans and notes receivable	4	—	2	—	6
Proceeds from U.S. Dealer Automotive Receivables Transition LLC	96	—	—	—	96
Changes in investments in subsidiaries	2	—	—	(2)	—
Other	18	—	—	—	18

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,832)	(133)	(3)	(2)	(1,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of U.S. Treasury first lien credit facilities	(5,460)	—	—	—	(5,460)
Repayment of Export Development Canada credit facilities	—	—	(1,723)	—	(1,723)
Proceeds from Secured Senior Notes	3,160	—	—	—	3,160
Proceeds from Tranche B Term Loan	2,933	—	—	—	2,933
Repayments of Tranche B Term Loan	(15)	—	—	—	(15)
Proceeds from Mexican development banks credit facilities	—	—	217	—	217
Repayments of Gold Key Lease financing	—	—	(584)	—	(584)
Repayment of Canadian Health Care Trust Note	—	—	(26)	—	(26)
Repayments of Auburn Hills Headquarters loan	—	—	(13)	—	(13)
Net repayment of other financial liabilities	(74)	—	(7)	—	(81)
Debt issuance costs	(67)	—	(5)	—	(72)
Proceeds from Fiat’s incremental equity call option exercise	1,268	—	—	—	1,268
Distribution for state tax withholding obligations on behalf of members	(9)	—	—	—	(9)
Dividends issued to subsidiaries	—	(10)	(218)	228	—
Return of capital from subsidiaries	—	—	(2)	2	—
Net increase (decrease) in loans to subsidiaries	(1,301)	153	(43)	1,191	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	435	143	(2,404)	1,421	(405)

Effect of exchange rate changes on cash and cash equivalents	—	—	26	—	26
Net change in cash and cash equivalents	2,534	241	(521)	—	2,254
Cash and cash equivalents at beginning of period	4,871	81	2,395	—	7,347

Cash and cash equivalents at end of period	$7,405	$322	$1,874	$—	$9,601

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 22. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

	Year Ended December 31, 2010
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$3,568	$98	$985	$(456)	$4,195

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(1,545)	(158)	(682)	—	(2,385)
Proceeds from disposals of property, plant and equipment	11	—	2	—	13
Purchases of equipment and other assets on operating leases	—	(35)	—	—	(35)
Proceeds from disposals of equipment and other assets on operating leases	—	16	1,128	—	1,144
Change in restricted cash	(132)	—	192	—	60
Change in loans and notes receivable	2	—	34	—	36

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,664)	(177)	674	—	(1,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Mexican development banks credit facility	—	—	400	—	400
Proceeds from Gold Key Lease financing	—	—	266	—	266
Repayments of Gold Key Lease financing	—	—	(1,903)	—	(1,903)
Repayment of Canadian Health Care Trust Notes	—	—	(45)	—	(45)
Repayments of Auburn Hills Headquarters loan	—	—	(12)	—	(12)
Repayment of Chrysler Receivables SPV loan	—	—	(123)	—	(123)
Net repayment of other financial liabilities	(73)	—	(36)	—	(109)
Dividends issued to subsidiaries	—	(21)	(111)	132	—
Net increase (decrease) in loans to subsidiaries	(108)	50	(266)	324	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(181)	29	(1,830)	456	(1,526)

Effect of exchange rate changes on cash and cash equivalents	—	—	(17)	—	(17)
Net change in cash and cash equivalents	1,723	(50)	(188)	—	1,485
Cash and cash equivalents at beginning of period	3,148	131	2,583	—	5,862

Cash and cash equivalents at end of period	$4,871	$81	$2,395	$—	$7,347

Condensed Consolidating Statements of Cash Flows —Continued

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 23. Selected Quarterly Financial Data (unaudited)

Selected quarterly financial data consisted of the following (in millions of dollars):

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues, net	$16,359	$16,795	$15,478	$17,152
Gross margin	2,568	2,543	2,562	2,761
Interest expense	277	278	273	266
Income before income taxes	506	541	437	458
Net income	473	436	381	378

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues, net	$13,124	$13,661	$13,067	$15,129
Gross margin	2,047	2,204	2,054	2,254
Interest expense	348	328	282	280
Loss on extinguishment of debt (1)	—	551	—	—
Income (loss) before income taxes	160	(313)	259	275
Net income (loss)	116	(370)	212	225

(1)	In connection with the repayment of our outstanding obligations under the U.S. Treasury and EDC credit facilities in May 2011, we recognized a $551 million loss on extinguishment of debt. Refer to Note 11, Financial Liabilities, for additional information.

Note 24. Subsequent Events

Members’ Ownership Interests

As of January 1, 2013, and in accordance with Chrysler Group’s governance documents, the 200,000 Class B Membership Interests held by Fiat automatically converted to 571,429 Class A Membership Interests. There were no dilutive effects of the conversion.

On January 3, 2013, Fiat exercised its option to acquire an additional portion of the VEBA Trust’s membership interests in Chrysler Group. In the event that this transaction and the July 2012 transaction discussed in Note 18, Other Transactions with Related Parties, are completed as contemplated, Fiat will own 65.17 percent of the ownership interests in Chrysler Group and the VEBA Trust will own the remaining 34.83 percent.

Registration Demand from VEBA Trust

On January 9, 2013, Chrysler Group announced that it received a registration demand from the VEBA Trust pursuant to the terms of the Shareholders Agreement, dated as of June 10, 2009. The demand requests the registration pursuant to the Securities Act of 270,769.6 Class A Membership Interests in Chrysler Group currently owned by the VEBA Trust, representing approximately 16.6% of Chrysler Group’s outstanding equity interests.

We will comply with our obligations under the Shareholders Agreement and operating agreement, with respect to the VEBA’s registration demand. There can be no assurance that a registration statement will be filed with the SEC, or that if filed, that any such offering will be made or as to the timing of any offering that is made.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 24. Subsequent Events —Continued

Master Private Label Financing Agreement

On February 6, 2013, we entered into a Master Private Label Financing Agreement (the “SCUSA Agreement”) with Santander Consumer USA Inc. (“SCUSA”), an affiliate of Banco Santander. Under the SCUSA Agreement, SCUSA will provide, under the Chrysler Capital brand name, a full range of wholesale and retail financing services to our dealers and consumers. The financing services will include credit lines to finance our dealers’ acquisition of vehicles and ancillary products that we sell or distribute, retail loans and leases to finance consumer acquisitions of new and used vehicles at our dealerships, financing for commercial and fleet customers and ancillary services. In addition, Chrysler Capital will offer dealers construction loans, real estate mortgage loans, working capital loans and revolving lines of credit.

The new financing service is scheduled to launch on May 1, 2013 and SCUSA has agreed to specific transition milestones for the initial year following launch. If the transition milestones are met, the SCUSA Agreement will have a ten-year term, subject to early termination in certain circumstances, including the failure by either party to comply with certain of its ongoing obligations under the SCUSA Agreement.

Under the SCUSA Agreement, we have provided SCUSA with limited exclusivity rights to participate in specified minimum percentages of certain of our retail financing rate subvention programs. SCUSA has committed to provide us with consideration in the form of a nonrefundable upfront payment and to certain revenue sharing arrangements. SCUSA will bear the risk of loss on loans contemplated by the SCUSA Agreement and the parties will share in any residual gains and losses in respect of consumer leases, subject to specific provisions including limitations on our participation in gains and losses contained in the SCUSA Agreement. SCUSA has also committed to consider future revenue sharing opportunities.

Venezuelan Currency Devaluation

On February 8, 2013 the Venezuelan government announced a further devaluation of the BsF relative to the USD from 4.30 BsF per USD to 6.30 BsF per USD, effective February 13, 2013. As a result of the announced devaluation, we expect the remeasurement of monetary assets and liabilities denominated in BsF using the new rate of 6.30 BsF per USD to result in a charge of up to $75 million.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, under the supervision and with the participation of our Chairman and Chief Executive Officer, President and Chief Operating Officer, or CEO, and our Senior Vice President and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Because of the inherent limitations of internal control over financial reporting, misstatements due to error or fraud may not be prevented or detected on a timely basis.

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, utilizing the criteria established in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, non-accelerated filers are exempt from the auditor attestation requirement.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We continuously monitor and evaluate changes in our internal control over financial reporting. In connection with our alliance with Fiat, and in support of our drive toward common global systems, we are replacing our current finance, procurement, and capital project and investment management systems with an SAP system that was developed leveraging the SAP system Fiat currently utilizes. Our new system is being implemented in two phases. The first phase was implemented as of January 1, 2013 and we began utilizing this system to record and report our 2013 financial results. The second phase of the implementation is expected to occur on January 1, 2014. We believe the new system simplifies and automates many of our previous processes. For additional information refer to —Item 1A. Risk Factors —We depend on our information technology and data processing systems to operate our business, and a significant malfunction or disruption in the operation of our systems, or a security breach that compromises the confidential and sensitive information stored in those systems, could disrupt our business and adversely impact our ability to compete.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors of Chrysler Group

The names and ages, as of March 1, 2013, and certain background information relating to our directors are set forth below:

Sergio Marchionne

Age	60

Director since	June 2009

Term Expires	June 10, 2013

Principal Occupation	Chief Executive Officer, Chief Operating Officer and President of Chrysler Group LLC and Chief Executive Officer of Fiat S.p.A. Mr. Marchionne leads Fiat S.p.A.’s Group Executive Council, and is Chief Operating Officer of its NAFTA region since September 2011.

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

Outside Directorships	Mr. Marchionne serves on the Board of Directors of Philip Morris International Inc. and as Chairman of SGS SA headquartered in Geneva. Additionally, Mr. Marchionne serves as Chairman of Fiat Industrial S.p.A. and as a director of Exor S.p.A., a shareholder of Fiat and Fiat Industrial. Mr. Marchionne also serves as a director of certain Fiat and Fiat Industrial affiliates. He is the President of ACEA (European Automobile Manufacturers Association). Mr. Marchionne previously served as appointed non-executive Vice Chairman and Senior Independent Director of UBS AG.

Arrangements	Mr. Marchionne was appointed as a director by Fiat in accordance with the terms of the LLC Operating Agreement.

Alfredo Altavilla

Age	49

Director since	June 2009

Term Expires	June 10, 2013

Principal Occupation	Chief Operating Officer of EMEA region and Head of Business Development for Fiat S.p.A. Since September 2011, Mr. Altavilla has served as the Business Development lead for Fiat S.p.A.’s Group Executive Council.

Recent Business Experience

Mr. Altavilla has served as Executive Vice President of Corporate Development for Fiat since 2009, after serving as Senior Vice President of Business Development for Fiat Group Automobiles S.p.A during the prior five years. In addition, Mr. Altavilla served as Chief Executive Officer of Iveco S.p.A. for two years beginning in 2010 and Chief Executive Officer of Fiat Powertrain Technologies S.p.A. for five years beginning in 2006. Mr. Altavilla has also served as Chief Executive Officer of Turk Otomobil Fabrikasi A.S., a Fiat joint venture with Koç Group in Turkey. Mr. Altavilla holds a bachelor degree in Economics from La Cattolica University in Milan, Italy.

Mr. Altavilla’s broad experience in negotiating and managing international industrial alliances and joint ventures and his management experience in the automotive industry provide the Board with an unique executive and technical perspective on implementation of the Company’s business plans in leveraging the Fiat alliance.

Outside Directorships	Mr. Altavilla has served and continues to serve as a director of various Fiat and Fiat Industrial affiliates.

Arrangements	Mr. Altavilla was appointed as a director by Fiat in accordance with the terms of the LLC Operating Agreement.

Léo W. Houle

Age	65

Director since	September 2011

Term Expires	June 10, 2013

Principal Occupation	Retired

Recent Business Experience

Mr. Houle served as Chief Talent Officer of BCE Inc. and Bell Canada, Canada’s largest communications company, from June 2001 to July 2008. Prior to joining BCE and Bell Canada, Mr. Houle was Senior Vice-President, Corporate Human Resources of Algroup Ltd., a Swiss-based diversified industrial company. From 1966 to 1987, Mr. Houle held various managerial positions with the Bank of Montreal, the last of which was Senior Manager, Human Resources Administration Centers. In 1987, he joined the Lawson Mardon Group Limited and served as Group Vice-President, Human Resources until 1994 when Algroup Ltd. acquired Lawson Mardon Group, at which time he was appointed Head of Human Resources for the packaging division of Algroup and in 1997 Head of Corporate Human Resources of Algroup, Ltd.

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

Outside Directorships	In 2006, Mr. Houle was elected a director of CNH Global N.V., a world leader in the agricultural and construction equipment businesses that is a majority-owned subsidiary of Fiat Industrial S.p.A.

Arrangements	Mr. Houle was appointed as a director by Fiat in accordance with the terms of the LLC Operating Agreement.

John B. Lanaway

Age	62

Director since	September 2011

Term Expires	June 10, 2013

Principal Occupation	Self-employed Consultant and Director

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

Outside Directorships	In 2006, Mr. Lanaway was elected a director of CNH Global N.V., a world leader in the agricultural and construction equipment businesses that is a majority-owned subsidiary of Fiat Industrial S.p.A.

Arrangements	Mr. Lanaway was appointed as a director by Fiat in accordance with the terms of the LLC Operating Agreement.

Erickson N. Perkins

Age	57

Director since	June 2012

Term Expires	June 10, 2013

Principal Occupation	Advisor to UAW Office of the President

Recent Business experience

Mr. Perkins is on the staff of the UAW Office of the President under Bob King, a role he has held since July 2010. In that capacity, he serves as Director of the UAW Strategic Research Department. From 2008 to 2009, he served as a consultant on various projects for the Service Employees’ International Union and also for the UAW. From 2006 to 2007 he served as Special Consultant to the UAW’s Ford Motor Company Department. From 1999 to 2007, Mr. Perkins served as an independent economic consultant advising trade unions, including the AFL-CIO and the UAW. From 1987 to 1996, he held various positions of increasing responsibility with Alliance Capital Management L.P. (now AllianceBernstein L.P.), including Portfolio Manager and Senior Vice President, Director of European Research. Mr. Perkins graduated Phi Beta Kappa with Bachelor of Arts degrees in mathematics and economics from the University of Wisconsin-Madison (1983). He also earned a Master of Business Administration (MBA) degree from the business school at the University of Wisconsin-Madison (1986).

Mr. Perkins has extensive experience in labor relations for the U.S. automotive industry, and provides the Board with expertise as to labor and policy issues relevant to the industry.

Outside Directorships	Mr. Perkins serves as the UAW appointee to the Board of Directors of the National Institute for Health Care Reform.

Arrangements	Mr. Perkins was appointed as a director by the VEBA Trust with the consent of the UAW in accordance with the terms of the LLC Operating Agreement.

Ruth J. Simmons

Age	67

Director since	June 2012

Term Expires	June 10, 2013

Principal Occupation	Professor, Department of Comparative Literature and the Department of Africana Studies, Brown University

Recent Business Experience

Ms. Simmons served as the President of Brown University from 2001-2012 and continues to hold the title of President Emerita. Before joining Brown University, Ms. Simmons served as President of Smith College from 1995 to 1999. She held the position of Vice Provost of Princeton University from 1992 to 1995 following her service as Provost of Spelman College from 1990 to 1992. From 1983 to 1990, Ms. Simmons held various positions of increasing responsibility until becoming Associate Dean of the Faculty, Princeton University. Previously, she has served as Assistant Dean and then Associate Dean, University of Southern California from 1979 to 1983, Acting Director of International Programs, California State University – Northridge from 1977 to 1979. Prior to that, Ms. Simmons served as Assistant Dean—College of Liberal Arts; Assistant Professor of French, University of New Orleans from 1975 to 1977 and as Admissions Officer at Radcliffe College from 1970 to 1975. From 1968 to 1970, Ms. Simmons served as an Instructor in French at George Washington University following her service as an Interpreter – Language Services Division at the U.S. Department of State. Ms. Simmons is a graduate of Dillard University in New Orleans (1967), and received her Ph.D. in Romance languages and literatures from Harvard University (1973). Ms. Simmons is a Fellow of the American Academy of Arts and Sciences and a member of the Council on Foreign Relations.

Ms. Simmons has significant leadership experience gleaned from her career as a university administrator, during which time she developed professionals in a wide variety of technical fields, including engineering. She also brings to the Board her familiarity with a broad range of operational issues, including technology and manufacturing, as a result of her many experiences as a board member for other large, global companies across several industries.

Outside Directorships	Ms. Simmons currently serves on the board of Mondelez International and Texas Instruments. She has also served on the boards of the Goldman Sachs Group, Pfizer Inc., Metropolitan Life Insurance Company, the Bill & Melinda Gates Millennium Scholars Program, and the Fulbright Prize Selection Committee.

Arrangements	Ms. Simmons was appointed as a director by a committee of the independent directors of the Board in accordance with the terms of the LLC Operating Agreement.

Douglas M. Steenland

Age	61

Director since	July 2009

Term Expires	June 10, 2013

Principal Occupation	Retired

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

Outside Directorships	Mr. Steenland serves on the boards of several public companies, including American International Group Inc. and its subsidiary International Lease Finance Corporation, Digital River, Inc. and Travelport Limited. Mr. Steenland also serves on the boards of Hilton Worldwide and Performance Food Group. Mr. Steenland previously served on the boards of Delta Air Lines Inc. and Northwest Airlines Corporation.

Arrangements	Mr. Steenland was appointed as a director by a committee of the independent directors of the Board in accordance with the terms of the LLC Operating Agreement.

Ronald L. Thompson

Age	63

Director since	July 2009

Term Expires	June 10, 2013

Principal Occupation	Retired

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

Outside Directorships	Mr. Thompson serves as Chairman of the Board of Trustees for Teachers Insurance and Annuity Association, as a Member of the Board of Trustees of Washington University in St. Louis and as a member of the Advisory Board of Plymouth Venture Partners II Fund. Mr. Thompson has additionally served on the boards of Ralston Purina Company, McDonnell Douglas Corporation, Commerce Bank of St. Louis, GR Group (U.S.), Illinova Corporation, Interstate Bakeries Corporation, Midwest Stamping Company and Ryerson Tull, Inc. He was also a member of the Board of Directors of the National Association of Manufacturers.

Arrangements	Mr. Thompson was appointed as a director by a committee of the independent directors of the Board in accordance with the terms of the LLC Operating Agreement.

Stephen M. Wolf

Age	71

Director since	July 2009

Term Expires	June 10, 2013

Principal Occupation	Managing Partner of Alpilles LLC

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

Outside Directorships	Mr. Wolf serves as a member of the Board of Directors of Philip Morris International and Chairman of the Board of R. R. Donnelley & Sons Company. Mr. Wolf also serves as Chairman of the Advisory Board of Trilantic Capital Partners, previously Lehman Brothers Merchant Banking. Mr. Wolf had served as Chairman of Lehman Brothers Private Equity Advisory Board.

Arrangements	Mr. Wolf was appointed as a director by Fiat in accordance with the terms of the LLC Operating Agreement.

Executive Officers of Chrysler Group

The names and ages, as of March 1, 2013, of our executive officers and their positions and offices are as follows:

Name	Position(s)	Age	First Elected to Officer Position
Sergio Marchionne	Chief Executive Officer, Chief Operating Officer and President	60	2009
Douglas D. Betts	Senior Vice President —Quality	49	2009
Reid A. Bigland	Senior Vice President — Head of U.S. Sales and Head of Dodge Brand; President and Chief Executive Officer of Chrysler Canada, Inc.	46	2011
Mark M. Chernoby	Senior Vice President — Engineering; Vice President — Product Committee Coordinator	51	2009
Fred M. Diaz, Jr.	President and Chief Executive Officer of Chrysler de Mexico, S.A. de C.V.; Head of Ram Truck Brand	47	2009
Olivier J. Francois	Chief Marketing Officer	51	2011
Scott R. Garberding	Senior Vice President — Manufacturing/World Class Manufacturing	49	2009
Ralph V. Gilles	Senior Vice President — Product Design; Head of SRT Brand and Motorsports	43	2009
Pietro Gorlier	Senior Vice President — Mopar Brand Service, Parts and Customer Care	50	2009
Michael J. Keegan	Senior Vice President — Supply Chain Management; Corporate Sustainability Officer	47	2009
Scott G. Kunselman	Senior Vice President — Purchasing and Supplier Quality	49	2012
Marjorie H. Loeb	Senior Vice President, General Counsel and Secretary	48	2013
Michael Manley	Senior Vice President —International and Head of Jeep Brand	48	2009
Richard K. Palmer	Senior Vice President and Chief Financial Officer	46	2009
Nancy A. Rae	Senior Vice President —Human Resources	56	2009

Each of the Executive Officers named above, excluding Messrs. Marchionne, Francois, Gorlier, and Palmer and Ms. Loeb, has been employed by the Company, Old Carco, and/or the Company’s subsidiaries for more than five years.

Mr. Marchionne joined the Company in 2009. He has held various leadership positions with Fiat or its subsidiaries since 2004.

Mr. Francois joined the Company in 2009. He has held various vehicle and brand marketing leadership positions with Fiat or its subsidiaries since 2005.

Mr. Gorlier joined the Company in 2009. He has held various dealer network and customer care leadership positions with Fiat or its subsidiaries since 2003.

Mr. Palmer joined the Company in 2009. He has held various financial leadership positions with Fiat or its subsidiaries since 2003.

Ms. Loeb joined the Company in the Office of the General Counsel in 2010. Prior to joining the Company, Ms. Loeb was Assistant General Counsel – Corporate and Securities and Assistant Secretary of Delphi Corporation.

Each officer is elected to hold office until a successor is chosen or as otherwise provided in our LLC Operating Agreement.

Family Relationships

No family relationships exist among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act required directors, executive officers, and greater than ten percent holders of our Class B Membership Interests to file reports with respect to their ownership of Chrysler Group equity securities as a result of our Class B Membership Interests being registered pursuant to Section 12 of the Exchange Act. Based solely on the review of the Forms 3, 4 and 5 and amendments thereto furnished to us and certain representations made to us, we believe that there were no filing deficiencies under Section 16(a) by our directors, executive officers, and greater than ten percent holders during 2012. In February 2012, we terminated the registration of our Class B Membership Interests pursuant to Rule 12(g) of the Exchange Act, and ninety days following that termination of registration, we were no longer required to file reports pursuant to Section 16(a).

Corporate Governance

Limited Liability Company Operating Agreement

Our LLC Operating Agreement, to which each of our members is a party, governs the rights and privileges associated with the Class A Membership Interests we have issued to our members (which we refer to in this report as membership interests), distributions to holders of our membership interests, management and oversight of our business and operations, restrictions on transferability of membership interests and the reporting of financial and other information to our members. We previously had two classes of membership interests, but our Class B Membership Interests held solely by Fiat, which had the rights and privileges detailed below, automatically converted to a proportionate number of Class A Membership Interests on January 1, 2013 in accordance with the terms of our LLC Operating Agreement.

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

Board of Directors and Nominees. Our Board consists of nine members, seven of whom meet the requirements for independence under the listing rules of the New York Stock Exchange. Our Board is required to include at least three independent directors. If Fiat were to hold less than a majority interest in us, the Board would be required to have a majority of independent directors.

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

The balance of the Board of Directors are independent directors and are elected by a majority of all of our independent directors, including all of the independent directors that are appointed by Fiat or the VEBA Trust. Each of Fiat and the VEBA Trust shall cause its appointed directors to resign or be removed in accordance with these designation rights should there be a change in either member’s ownership status below these respective thresholds.

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

In 2012, the Board voted to increase its size from eight to nine directors, and the Board’s independent directors elected Ruth J. Simmons to fill the new seat. Also in June 2012, the VEBA Trust appointed Erickson N. Perkins to replace its prior appointee, Governor James Blanchard, whose term had expired.

The terms of all the directors expire in June 2013. Subsequently, all of our directors may be reappointed or reelected for terms not to exceed one year. Directors may serve an unlimited number of consecutive terms, and shall hold office until a successor is duly elected, or if earlier, until death, resignation or removal from office. We are required to hold meetings of our Board at least four times during each 12 month period and once during each three-month period. Special Board meetings may be called at the request of our Chairman, Lead Director or any two directors. The presence of a majority of the voting authority of the Board, including one director appointed by each of Fiat and the VEBA Trust (so long as each such member is entitled to appoint a director), is necessary to constitute a quorum. The Board may also act by unanimous written consent in lieu of a meeting. There have been no changes in the procedures to appoint or elect members during the past fiscal year.

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

Committees of the Board of Directors. Throughout 2012, we had two Board committees, an Audit Committee and a Compensation and Leadership Development Committee. Our Audit Committee must have at least three members, all of whom must be independent from the Company and each of our members, in accordance with the listing standards of the New York Stock Exchange. At least one of the independent members must be appointed by Fiat. Mr. Steenland is the Chair of our Audit Committee, and Mr. Thompson and Mr. Lanaway serve as Committee members. Each of the current members of our Audit Committee is independent under the listing standards of the New York Stock Exchange, and also satisfies the independence requirements of Section 10(m)(3) of the Exchange Act. Additionally, our Board of Directors has determined that each of the current members of our Audit Committee is an audit committee financial expert as defined in Section 3(a)(58) of the Exchange Act and the related rules of the SEC.

We also have a Compensation and Leadership Development Committee. Although we are not required to have only independent directors on our Compensation and Leadership Development Committee, the Board determined that Mr. Wolf, the Committee’s Chair, as well as Mr. Houle and Ms. Simmons, the Committee’s other members, are independent as such term is defined by the listing standards of the New York Stock Exchange. Governor Blanchard had also served on the Committee until his term expired in June 2012, and the Board had determined he was independent as well. For a full description of the Compensation and Leadership Development Committee, see Item 11. Executive Compensation —Process for Compensation Decisions —Role of the Compensation and Leadership Development Committee.

Rights and Duties of Members. Members have no right to take part in our management or operations other than through the directors they have appointed to the Board, nor may a member take action on behalf of us without the prior written approval of our Board. Except as required by law, members are not entitled to any rights of dissent or appraisal rights with respect to any transaction which we may undertake.

Meetings of our members may be called at any time by two directors, our Chairman of the Board or our Chief Executive Officer. Written notice must be given not less than 10 nor more than 30 business days before the meeting. The presence of holders of a majority of outstanding voting membership interests, present in person or represented by proxy, shall constitute a quorum; provided that the presence of both Fiat and the VEBA Trust is required for a quorum. Any action that may be taken at any meeting of members may be taken without a meeting by the written consent of the members holding outstanding voting membership interests sufficient to approve such action. In general, the affirmative vote of the holders of a majority of our membership interests is required for us to:

•	Redeem, purchase or otherwise acquire any of our membership interests, except for the repurchase of membership interests from employees, officers, directors, consultants or other persons performing services that were issued membership interests pursuant to an employment or other agreement, or an equity or similar plan under which we have the option or obligation to repurchase such interests;

•	Authorize any new class of membership interests, increase the size of any class of membership interests or issue any new membership interests, other than those authorized to be issued under the LLC Operating Agreement;

•	Adopt an equity or similar plan or issue membership interests to directors, officers, employees or consultants primarily for compensatory purposes except pursuant to a plan approved by a majority of the membership interests then outstanding; and

•	Change our independent auditors or materially change our accounting policies.

Fiat Rights. Fiat has certain special rights under the LLC Operating Agreement which reflect Fiat’s special role as our industrial partner.

•	Management. In addition to its Board appointment rights, Fiat has the right to appoint an independent director to our Audit Committee and to our Compensation Committee. In addition, for as long as Fiat’s ownership interest in us is at least 20 percent, the appointment of our Chief Executive Officer requires Fiat’s prior consent.

•	Major Decisions. A number of significant matters require approval by the affirmative vote of a majority of our Board, which for so long as Fiat holds at least a 20 percent ownership interest in us,

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

Ownership

Subject to certain specific exceptions, the rights and privileges of the Class A Membership Interests and the Class B Membership Interests previously held by Fiat, were identical. The Class B Membership Interests originally represented a 20 percent ownership interest that we and our members had agreed would be subject to increase in certain circumstances, which circumstances we refer to as the Class B Events. As a result of the occurrence of all three Class B events, the ownership interest represented by Fiat’s Class B Membership Interests increased to 25 percent in January 2011, 30 percent in April 2011 and 35 percent in January 2012. Combined with a series of transactions in 2011, through which Fiat acquired existing and newly issued Class A Membership Interests, Fiat’s total ownership interest in us grew to 58.5 percent by January 2012.

On January 1, 2013, the Class B Membership Interests, held solely by Fiat, automatically converted to a proportionate number of Class A Membership Interests in accordance with the terms of our LLC Operating Agreement, such that Fiat’s total ownership interest in us remained at 58.5 percent.

Transfer of Membership Interests

We and certain of our members have entered into a number of other arrangements that may affect the ownership of our membership interests. These include a call option agreement and an equity recapture agreement between Fiat and the VEBA Trust, a shareholders agreement and preemptive rights under the LLC Operating Agreement.

VEBA Trust Call Option. The VEBA Trust has granted Fiat a call option on a portion of the Class A Membership Interests held by the VEBA Trust. The price of the membership interests acquired in connection with the exercise of the call option will depend on whether or not we have completed a Chrysler Group IPO at the time the option is exercised. If a Chrysler Group IPO has not occurred, the exercise price for this option is determined using a defined market-based multiple, not to exceed Fiat’s multiple, applied to our reported net income (loss) before interest expense, income tax expense, depreciation and amortization of property, plant and equipment and intangible assets, or EBITDA, for the most recent four quarters less our net industrial debt. If exercised contemporaneously with a Chrysler Group IPO, the exercise price for this option will be equal to the initial public offering price. Subsequent to a Chrysler Group IPO, the exercise price is determined by reference to a volume-weighted average price per share of our common stock. The call option is exercisable from July 1, 2012 to June 30, 2016, covers 40 percent of the membership interests currently held by the VEBA Trust, less any membership interests previously transferred under the equity recapture agreement described below, and may be exercised for no more than 8 percent of such membership interests in any six month period.

On each of July 2, 2012 and January 3, 2013, Fiat exercised its call option rights to acquire a tranche of Class A Membership Interests, each representing approximately 3.3 percent of the Company’s outstanding equity. The transactions are not yet complete because the VEBA Trust disagrees with Fiat’s pricing of the membership interests. The matter is currently the subject of a proceeding in the Delaware Chancery Court.

Equity Recapture Agreement. On July 21, 2011, Fiat acquired the U.S. Treasury’s rights under the equity recapture agreement between the U.S. Treasury and the VEBA Trust for $75 million, of which $15 million was paid to the Canadian Government pursuant to a separate arrangement between the U.S. Treasury and the Canadian Government. The equity recapture agreement provides rights to the economic benefit associated with the membership interests held by the VEBA Trust in excess of a threshold amount of $4.25 billion plus 9 percent per annum from January 1, 2010, less any proceeds, including certain distributions, previously received by the VEBA Trust, or Threshold Amount. Once the VEBA Trust receives the Threshold Amount, any additional proceeds payable to the VEBA Trust for its membership interests in the Company and any membership interests retained by the VEBA Trust are to be transferred to Fiat for no further consideration. Fiat may also terminate the equity recapture agreement and acquire the membership interests held by the VEBA Trust by paying an amount equal to the then-current specified Threshold Amount.

Transferability. In addition to the right of Fiat to acquire the membership interests of the VEBA Trust pursuant to the call option agreement or the equity recapture agreement, permitted transfers by our members include the following:

•	Either member may transfer its membership interests upon the consummation of an initial public offering of Chrysler Group equity, or a Chrysler Group IPO, or in connection with preemptive rights or the exercise of registration rights; and

•	Either member may transfer its membership interests to any of its own Controlled Affiliates, as defined in the LLC Operating Agreement.

If the VEBA Trust seeks to transfer its membership interests to a party other than Fiat, it must provide notice to Fiat and Fiat will have an irrevocable non-transferable first option to purchase all or a portion of the offered securities at the same price and on the same terms and conditions as the proposed transfer.

Fiat has granted co-sale rights to the VEBA Trust, pursuant to which the VEBA Trust shall have the right to include a number of membership interests in any proposed transfer by Fiat. If the proposed transferee fails to purchase the VEBA Trust’s offered interests, then Fiat shall not be permitted to make the proposed transfer. Any amounts received by the VEBA Trust for transfer of the membership interests it holds, whether from Fiat or a third party, count toward the Threshold Amount for the purposes of the equity recapture agreement.

Beginning on January 1, 2013, pursuant to its Shareholders Agreement with Fiat, the VEBA Trust had the right to demand that Chrysler Group register all or a minimum portion of the equity held by the VEBA Trust in accordance with the Securities Act. On January 7, 2013, VEBA Trust made its demand that Chrysler Group register 270,769.6 Class A Membership Interests currently owned by the VEBA Trust, which represents approximately 16.6 percent of the Company’s outstanding interests. The Company is currently complying with its obligations under the Shareholders Agreement and the LLC Operating Agreement with respect to the VEBA Trust’s registration demand.

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

Compensation Discussion and Analysis

Overview

The compensation provided to our named executive officers for 2012, our most recently completed fiscal year, is set forth in detail in the 2012 Summary Compensation Table and other tables and our accompanying audited consolidated financial statements and narrative material that follow this section. This section explains the approved compensation for each of our named executive officers in 2012, our compensation structure components and the process for making our 2012 compensation decisions. Our named executive officers for 2012, which consist of those individuals who appear in the 2012 Summary Compensation Table, were: Sergio Marchionne, our Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer; Richard Palmer, our Senior Vice President and Chief Financial Officer; Holly Leese, our former Senior Vice President, General Counsel and Secretary; Nancy Rae, our Senior Vice President, Human Resources; and Michael Manley, our Senior Vice President —International and Head of Jeep Brand.

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

In addition, in connection with the 363 Transaction and our credit agreements with the U.S. Treasury and the EDC, we agreed to comply with the restrictions on executive privileges and compensation established under section 111 of EESA. On April 20, 2011 we agreed with the U.S. Treasury that we would only be subject to EESA as long as the U.S. Treasury continued to hold our equity. On July 21, 2011, the U.S. Treasury sold its Class A Membership Interests to Fiat and therefore, as of that date, we were no longer bound by the restrictions of EESA. Accordingly, while the Troubled Asset Relief Program, or TARP, compensation restrictions (including oversight by the office of the Special Master for TARP Executive Compensation, or the Special Master) continued to apply to compensation awarded to certain of our employees (including our named executive officers) before July 21, 2011, compensation awarded after that date was not subject to TARP restrictions. Nevertheless, we decided that our compensation decisions would continue to be guided by EESA and the terms of our prior credit agreements with the U.S. Treasury and EDC throughout 2011.

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

Our compensation philosophy continues to center on our commitment to maintain responsible compensation practices that pay for performance, allow us to attract and retain capable and experienced professionals, and motivate our executives to help us achieve our targets for long-term growth and appreciation in value. We are focused on optimizing a culture where outstanding leadership and performance are rewarded and recognized.

2012 Compensation Principles

During 2012, our compensation philosophy, as described above, was consistent with the following eight principles, which the Compensation Committee considered when designing our compensation structure and awarding compensation to our employees. These compensation principles are core to our compensation philosophy and serve as a guide when designing our compensation structure and awarding compensation to our employees.

Principle	Guiding Factor(s)

Culture	Compensation programs should drive the desired leadership behaviors and business results.

Risk	The compensation structure must avoid incentives that would encourage employees to take unnecessary or excessive risks that could threaten our value.

Sustainability	Compensation programs aligned to our business strategy will enable us to remain a competitive enterprise.

Attraction and Retention	Compensation and benefit programs should enable the recruitment and retention of top talent at all levels.

Appropriate Balance	Our compensation structure should appropriately allocate total compensation to fixed and variable pay elements, resulting in an appropriate mix of salary and long- and short-term compensation elements based on the specific role of the employee and other relevant circumstances.

Performance-based Compensation	An appropriate portion of compensation needs to be performance-based over a relevant performance period.

Comparable Structures and Payments	The compensation structure and amounts payable should be consistent with the compensation structure and amounts payable for employees in similar positions or roles at similar entities that are similarly situated.

Employee Contributions to Value	The compensation programs should reflect the current or prospective contributions of the individual employee to our value.

These principles represent sound compensation practices while supporting our business and financial objectives.

Compensation Components

We are committed to offering competitive pay to attract, retain and engage extraordinary talent. Our compensation programs are market competitive, aligned to our long-term business plan, and designed to reinforce a high performance work culture where outstanding leadership and performance are both recognized and rewarded. Our success depends on innovative, bright, and high performing employees. We are committed to offering competitive rewards that drive increased performance and accountability and allow us to differentiate based on leadership and individual performance.

Our compensation programs are competitive with our peer group companies, based on extensive compensation survey data. Competitiveness is measured by looking at total program value relative to our comparator group. Consistent with the eight compensation principles guiding our compensation program, our 2012 compensation arrangements for our senior leadership including our named executive officers (other than Mr. Marchionne), included the following components:

Compensation Component	Why it is Important

Cash base salary	Cash base salary is a critical component to providing income security to our workforce and enables us to recruit and retain highly talented and engaged employees.

Cash bonus under the PLM Plan	Aligns all salaried employees to work for a common goal and is linked to both our performance as a company and an individual’s performance.

LTIP Performance Share Units, or LTIP PSUs, under the 2012 LTIP	This award is linked to the achievement of our objectives and rewards long-term performance, commitment to our business plan and contributes to our sustainability.

LTIP Restricted Share Units, or LTIP RSUs, under the 2012 LTIP	This award recognizes individual contribution and leadership which are essential to our future growth and success.

Retirement benefits	These benefits demonstrate our commitment to the financial well-being of employees now and in the future.

Other benefits and perquisites	These programs support our ability to recruit and retain the top talent needed to achieve business success.

We believe that the mix of cash/non-cash and short-term/long-term incentives provides an appropriate balance between our longer-term business objectives and shorter-term retention and competitive needs.

Cash Base Salary

Base pay is a critical component to providing income security to our workforce and enables us to recruit and retain highly talented and engaged employees. We provide our named executive officers (other than Mr. Marchionne) and other employees with a cash base salary to compensate them for services rendered on a day-to-day basis during the year. Base salaries provide stable compensation to our top employees, allow us to recruit and retain highly talented and dedicated employees and, through periodic salary adjustments, provide a basis upon which our top employees may be rewarded for individual performance and increased scope and significance of responsibilities. The base pay of all salaried employees is reviewed against market data annually providing an opportunity to make market adjustments. When considering adjustments, we consider individual performance and the level of pay compared to similar positions in the market.

Our Compensation Committee reviews base salary levels of our named executive officers annually to determine whether an adjustment is warranted or necessary. The Compensation Committee takes into account numerous factors in making its determination, none of which are dispositive or individually weighted, including our financial performance, the state of our industry, the named executive officer’s relative importance and responsibilities, the named executive officer’s location, the named executive officer’s track record in meeting his or her performance objectives and comparable salaries paid to other executives with similar experience in our compensation peer group, as described below. Messrs. Palmer and Manley received base pay increases in 2012 which reflect the increased scope of their responsibilities.

We are committed to offering competitive pay, including base salaries. In support of this objective, we participate in a number of major compensation surveys and periodically review our compensation structure to ensure competitive alignment. In 2012, we utilized survey results from Aon Hewitt and Towers Watson as our primary source in the analysis and determination of executive base pay. Our executive compensation consultant, Mercer (US) Inc., or Mercer, provided additional analysis and counsel in benchmarking compensation components against the peer group and making recommendations. Overall, we target the 50th percentile for annual base salary and adjust accordingly taking into consideration the factors described above. Targeting the 50th percentile demonstrates our desire to not only ensure the competitive base pay of our executives but also our continued focus on fiscal responsibility.

Base salaries of the named executive officers are reported in the 2012 Summary Compensation Table, below.

Cash Bonus under the PLM Plan

The PLM Plan is an annual cash bonus program that covers all salaried employees (other than Mr. Marchionne). It establishes a target bonus calculated as a percentage of a participant’s base salary, and payouts under the PLM Plan are based upon both company and individual performance. In February 2012, the Compensation Committee approved a target award for all employees for 2012, including the named executive officers (other than Mr. Marchionne). The Compensation Committee also established company performance targets of Modified Operating Profit and Free Cash Flow for the fiscal year ending December 31, 2012. These performance targets are Non-GAAP financial measures that we use to monitor our operations. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Non-GAAP Financial Measures, for additional information. If we fail to achieve 80 percent of at least one of these targets, no payments will be made under the PLM Plan, regardless of the level of individual performance. If we achieve at least 80 percent of one or both of these targets, a payout will be made, but it will be modified by both individual performance as well as by the weighted level of achievement of each company performance target.

Long-Term Incentives in the form of LTIP RSUs and LTIP PSUs

We believe that long-term incentives are a critical component of our executive compensation program and our LTIP PSUs and LTIP RSUs are the primary vehicle for offering long-term incentives to our top employees. While we do not believe that formal stock ownership guidelines for the named executive officers are appropriate at this time, we believe that equity-based grants provide our top employees, including our named executive officers, with a strong link to our long-term performance, create an ownership culture and help to align the interests of our top employees and our members.

As part of the compensation review for the 2012 calendar year, the Compensation Committee reviewed a report prepared by Mercer in their capacity as the independent executive compensation consultant to the Compensation Committee. The report included research on long-term incentive trends in support of the new 2012 LTIP that was rolled out to the top 250 employees in 2012, including the percentage of long-term incentives to total compensation.

The 2012 LTIP covers our senior executives, including the named executive officers (other than Mr. Marchionne). It is designed to retain talented professionals and reward their performance through grants of phantom equity in the form of restricted share units, or LTIP RSUs, and performance share units, or LTIP PSUs. LTIP RSUs may be granted annually, while LTIP PSUs are generally granted at the beginning of a three-year performance period. Under the terms of the 2012 LTIP, the Compensation Committee also has authority to grant additional LTIP PSU awards to individuals who are promoted or hired during the three-year performance period. The LTIP RSUs will vest over three years in one-third increments on the anniversary of their grant date, while the LTIP PSUs will vest at the end of the three-year performance period only if we meet or exceed certain three-year cumulative company performance targets. Concurrent with the adoption of the 2012 LTIP, the Compensation Committee established company performance targets comprised of specified levels of cumulative

Modified Operating Profit and cumulative Free Cash Flow for the three-year performance period, ending December 31, 2014. If we do not fully achieve these targets, the LTIP PSUs will be deemed forfeited.

The value of each LTIP RSU and LTIP PSU will be equal to 1/600th of a Class A Membership Interest, on a fully-diluted basis. Once vested, LTIP RSUs and LTIP PSUs will be settled in cash or, in the event we conduct an IPO, in cash or shares of our publicly traded stock, at the Compensation Committee’s discretion. Settlement will be made as soon as practicable after vesting, but in any case no later than March 15th of the year following vesting provided that the participant has not been terminated for cause prior to the established payment date. Vesting of the LTIP RSUs and LTIP PSUs may be accelerated in certain circumstances, including upon the participant’s death, disability or in the event of a change of control. Concurrent with the adoption of the 2012 LTIP, the Compensation Committee awarded LTIP RSUs and LTIP PSUs to covered employees, including the named executive officers (other than Mr. Marchionne).

In February 2013, the Compensation Committee approved threshold, target and maximum awards under the PLM Plan and LTIP RSU grants under the 2012 LTIP for employees. The following supplemental table sets forth the potential awards for 2013 under the PLM Plan and the grants under the 2012 LTIP made in February 2013 for our named executive officers.

	Estimated Payouts under 2013 PLM Awards (1) ($)			LTIP Restricted Share Units (2) (#)	LTIP Performance Share Units (2)(3) (#)
Name and Principal Position	Threshold	Target	Maximum
Sergio Marchionne	—	—	—	—	—
Chairman, Chief Executive Officer, Chief Operating Officer and President

Richard K. Palmer	187,500	375,000	562,500	23,959	—
Senior Vice President and Chief Financial Officer

Holly E. Leese (4)	—	—	—	—	—
Former Senior Vice President, General Counsel and Secretary

Nancy A. Rae	147,875	295,750	443,625	21,803	—
Senior Vice President, Human Resources

Michael Manley	153,750	307,500	461,250	19,646	—
Senior Vice President—International and Head of Jeep Brand

(1)	The threshold amount represents the minimum amount that would be paid, assuming that we achieve but do not exceed 80 percent of both of the 2013 targets, for Modified Operating Profit and Free Cash Flow, or the 2013 Targets, under the PLM Plan. The target award represents the amount that would be paid, assuming that we achieve but do not exceed 100 percent of the weighted average of the 2013 Targets. The maximum award represents the amount that would be paid, assuming that we achieve or exceed 150 percent of the weighted average of the 2013 Targets. All of the estimated payouts presented in the table assume that the named executive officer’s individual performance does not merit any further upward or downward adjustment to the target bonus.
(2)

Each LTIP RSU or LTIP PSU represents a right to receive a Chrysler Group Unit, which has a value of 1/600th of a Class A Membership Interest in Chrysler Group on a fully-diluted basis. Because there is no publicly observable trading price for our membership interests, we periodically conduct valuations of our Class A Membership Interests. As of the date of the grant, the value of each Chrysler Group Unit was $9.00, based upon the December 31, 2012 valuation of our Class A Membership Interests. The actual value of the

LTIP RSUs and LTIP PSUs granted will depend on the fair value of our Class A Membership Interests on a date in the future when these awards vest or are paid.
(3)	No grants of LTIP PSUs were made in February 2013. The grant of LTIP PSUs made in February 2012 related to the three-year performance period beginning January 1, 2012 and ending December 31, 2014.
(4)	No grants were made to Ms. Leese as she expressed her intention to retire effective March 31, 2013, prior to the February 2013 Compensation Committee meeting.

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

Under the Chrysler Group Salaried Employees’ Savings Plan, or the Savings Plan, our tax-qualified defined contribution 401(k) elective savings plan, employees are able to elect to defer a portion of their eligible compensation (up to the limits set by the Internal Revenue Service, or IRS). For 2012, we did not make a matching contribution to the Savings Plan based on the amount of the employees’ deferrals. We do not currently provide employees, including our named executive officers, with the opportunity to defer any compensation in excess of the amounts that are legally permitted to be deferred under the Savings Plan.

Subject to the satisfaction of age and service requirements, Ms. Leese, Ms. Rae and Mr. Manley are eligible for pension benefits under the Chrysler Group LLC Executive Salaried Employees’ Retirement Plan, or the Executive Salaried Employees’ Retirement Plan, a contributory tax-qualified defined benefit pension plan, and the Chrysler Group LLC Supplemental Executive Retirement Plan, or the Supplemental Executive Retirement Plan, a contributory nonqualified defined benefit pension plan, on the same terms and conditions as offered to other U.S. non-bargaining unit employees hired by Old Carco prior to January 1, 2004. The Executive Salaried Employees’ Retirement Plan and Supplemental Executive Retirement Plan provide a retirement benefit based on years of service and final average salary. Ms. Leese and Ms. Rae have satisfied the age and service requirements necessary to receive unreduced pension benefits. For more information regarding the defined benefit pension benefits provided to our named executive officers, see —Compensation of the Named Executive Officers —2012 Pension Benefits, below.

Messrs. Marchionne and Palmer are not eligible to participate in the Executive Salaried Employees’ Retirement Plan or the Supplemental Executive Retirement Plan. On October 1, 2010, Mr. Palmer became eligible to participate in the Chrysler Group LLC Employee Managed Retirement Plan, or the Employee Managed Retirement Plan, a non-elective tax-qualified defined contribution plan for employees hired by us or by Old Carco after December 31, 2003 and who are not eligible to participate in the Executive Salaried Employees’ Retirement Plan and Supplemental Executive Retirement Plan. Mr. Palmer also accrues a benefit under the Chrysler Executive Employees Supplemental Managed Retirement Plan, or the Supplemental Managed Retirement Plan, a noncontributory, nonqualified defined contribution retirement plan, on the same terms and conditions as offered to other U.S. non-bargaining unit employees hired by us or by Old Carco after December 31, 2003. We make an annual contribution to the Employee Managed Retirement Plan and the Supplemental Managed Retirement Plan equal to a fixed percentage of the employee’s compensation. For more information regarding the contribution on behalf of Mr. Palmer to the Employee Managed Retirement Plan and the Supplemental Managed Retirement Plan, see —Compensation of the Named Executive Officers —2012 Summary Compensation Table, below. Mr. Marchionne does not participate in any of our retirement plans.

Subject to the satisfaction of retirement and service requirements, our named executive officers are eligible to be furnished vehicles under our retired executive officer vehicle policy. Under the policy, a retiring executive officer with ten or more years of service as an executive officer is eligible to be furnished with two company vehicles (to be rotated annually) for a period of ten years. The Company will cover the cost of maintenance and repair, insurance, licensing and registration fees for the vehicles provided. For more information regarding the retired executive officer vehicle policy, see —Compensation of the Named Executive Officers—Estimated Potential Payments and Benefits.

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

We provide perquisites for our employees in locales where there is a recognized market practice among our competitors to provide such perquisites. For more information regarding the perquisites provided to our named executive officers, see —Compensation of the Named Executive Officers —2012 Summary Compensation Table, below.

Restricted Stock Units Granted in 2012 for 2011 Performance Year

As discussed above in —Compensation Discussion and Analysis Overview, the named executive officers (other than Mr. Marchionne) received a final grant of restricted stock units related to the 2011 performance year on January 30, 2012. While we were subject to TARP Compensation Standards, after the conclusion of the fiscal year and following a review of the Company’s annual performance, the Special Master determined whether to approve the final grants prior to any award being made. Accordingly, awards based on performance of a fiscal year were not awarded until the following fiscal year. Refer to —Compensation of the Named Executive Officers—2012 Summary Compensation Table, below.

The restricted stock units granted in 2012 will vest if the holder is continuously employed by us through the third anniversary of the grant date. If the holder retires on or after the second anniversary of the grant date, the holder will continue to be considered employed for vesting purposes. All unvested restricted stock units will become fully vested upon the holder’s death or permanent disability. Unvested restricted stock units as of the date of termination are forfeited. Payment of the 2012 restricted stock unit awards will be made no later than March 15, 2016.

Chairman of the Board Compensation

Mr. Marchionne is the Chief Executive Officer of Fiat and Chairman or Chief Executive Officer of several significant business units within Fiat and Fiat Industrial, including Fiat Group Automobiles, CNH and Iveco trucks, and elected to receive no direct compensation from Chrysler Group for his services as Chief Executive Officer, President and Chief Operating Officer of Chrysler Group in 2012. His compensation from Fiat is publicly disclosed in Fiat’s annual report.

While Mr. Marchionne has historically received no compensation from Chrysler Group for his service as Chief Executive Officer, President and Chief Operating Officer, in early 2010, Mr. Marchionne received a one-time grant of deferred phantom shares representing 499,478.5 Chrysler Group Units for his service as a director from June 2009 through June 2012. This grant was economically identical to the restricted stock unit grants that had been made in late 2009 to all the other members of the Chrysler Group Board, or the Director Grants, except that only Mr. Marchionne’s grant had to comply with the structural requirements applicable under the TARP. The relevant difference between Mr. Marchionne’s grant and the other Director Grants was that Mr. Marchionne’s grant became payable at a fixed time (June 2012) rather than at the time he ceased to serve on the Board, as is the case with the other Director Grants.

In early 2012, Mr. Marchionne advised us that he did not believe it appropriate that he receive the proceeds of his grant of deferred phantom shares in 2012. It was Mr. Marchionne’s firm preference to be paid pari passu to the greatest degree possible with the other members of the Board of Directors. However, U.S. tax law restrictions require that Mr. Marchionne’s deferred phantom shares be paid in 2012.

To accommodate Mr. Marchionne’s wishes and to provide payment in accordance with U.S. tax restrictions, Mr. Marchionne and Chrysler agreed to deposit the entire gross proceeds of Mr. Marchionne’s deferred phantom shares directly into a third-party escrow account with JPMorgan Chase Bank, NA upon payment. Mr. Marchionne satisfied all taxes arising from the payment using separate personal funds and will not have access to the deferred phantom share proceeds until he ceases Board service (or, if earlier, the tenth anniversary of the date of the agreement).

In July 2012, Mr. Marchionne (as well as all of our non-employee directors other than Mr. Perkins) received a grant of 25,032 restricted stock units for his board service through June 2013 under the Amended and Restated Chrysler Group LLC Directors’ Restricted Stock Unit Plan. The restricted stock units will vest on June 10, 2013. Vesting is accelerated upon death or permanent disability, and all unvested awards are forfeited upon cessation of service from the Board of Directors. An amount equal to the fair value of the Chrysler Group Units underlying any vested restricted stock units held by a director will be paid within 60 days following the date on which the director ceases to serve as a director. Payment of vested restricted stock units will be made in cash prior to a Chrysler Group IPO and, on and after a Chrysler Group IPO, in cash or shares of our publicly traded stock in our sole discretion. The number of Chrysler Group Units related to outstanding restricted stock units is subject to adjustment by the Compensation Committee in accordance with the terms of the Amended and Restated Chrysler Group LLC Directors’ Restricted Stock Unit Plan.

In December 2012, in order to place Mr. Marchionne in a similar economic position to that of our other directors, concurrent with the escrow deposit, the Board granted Mr. Marchionne a Chrysler Group unit appreciation right award, or the UAR Award, in respect of the 499,478.5 deferred phantom shares originally subject to his grant, with a reference price per unit of $7.99 equal to the fair market value per unit at which the deferred phantom shares were settled. Similar to the equity-based compensation granted to other Board members, the UAR Award will be exercisable by Mr. Marchionne only upon termination of his Board service (or if earlier, the tenth anniversary of the UAR award), and at exercise will provide Mr. Marchionne with a payment equal to the increase, if any, in the value of a Chrysler Group Unit since the UAR Award grant date.

Process for Compensation Decisions

Role of the Compensation and Leadership Development Committee. The Senior Vice President, Human Resources works with our executive compensation team to develop compensation structures and amounts for the named executive officers. These structures and amounts are further refined after being reviewed with the Chief Executive Officer and are then presented to the Compensation Committee for its consideration. In all cases, in accordance with the Compensation Committee’s charter, grants of equity compensation are approved by the Compensation Committee on or before the date of grant. The Compensation Committee is composed of independent directors with extensive senior executive leadership experience. The Compensation Committee also oversees our leadership development and succession planning programs. Compensation Committee meetings are held at least four times each year and generally are attended by internal legal and human resources employees and other top employees as necessary depending upon agenda items, although an executive is not present when the Compensation Committee is discussing such executive’s compensation, as such matters would be addressed in an executive session of the Compensation Committee. The Compensation Committee holds an executive session, members only, at the end of all Compensation Committee meetings.

The Compensation Committee met and determined our 2012 compensation structure in February 2012. The Compensation Committee also met with our senior risk officer, Mr. Palmer on two separate occasions in 2012, in order to discuss the risk assessment of our compensation arrangements. As a matter of maintaining strong governance and managing risk, the Compensation Committee believes it is important to meet with Mr. Palmer to ensure that our compensation arrangements do not:

•	Encourage our employees to take unnecessary and excessive risks that threaten the value of the Company;

•	Pose unnecessary risks to the Company; or

•	Encourage the manipulation of earnings to enhance compensation.

Based on discussions with Mr. Palmer and review of the compensation arrangements, the Compensation Committee believes that risks inherent in the compensation arrangements are mitigated by the following factors:

•	PLM Plan performance metrics are paired (Modified Operating Profit and Free Cash Flow) thereby diversifying the risk associated with any single measure; and fixed maximum award levels limit overall potential payments; and

•	The 2012 LTIP ties potential reward to the long-term growth and appreciation in value of the Company.

The Compensation Committee is charged with determining the compensation of our Chief Executive Officer. As described above, Mr. Marchionne, however, has elected to receive no compensation from us for his services as Chief Executive Officer, President and Chief Operating Officer since becoming our Chief Executive Officer in June 2009. As such, no determinations were necessary in 2012.

Compensation Consultants. We engaged Mercer as consultants for certain limited aspects of executive compensation analysis and planning for 2012. In particular, Mercer worked with us to determine the appropriate peer group of companies for benchmark studies of competitive executive compensation and provided data analyses, market assessments, and preparation of related reports. In addition, Mercer reviewed competitive market data for compensation analyses we had used to assist in establishing compensation for salaried employees at all levels of the Company. In 2012, Mercer did not attend Compensation Committee meetings in its capacity as advisor to us.

During 2012, we paid Mercer $112,750 in consulting fees directly related to executive compensation services performed for us. An additional $24,849 was paid to Mercer for consulting services performed on behalf of the Compensation Committee. We also paid Mercer $538,494 in consulting fees in 2012 for services unrelated to executive compensation, such as consulting related to healthcare, global mobility, employee relations, and retirement and savings plans.

Consideration of Competitive Compensation Levels. The Compensation Committee believes that use of a compensation peer group is the most effective method for providing a competitive market context as the Compensation Committee evaluates and sets the compensation needed to attract, motivate and retain the executive talent needed to manage our businesses and operations successfully. For 2012, the Compensation Committee considered compensation information compiled by Mercer, the independent compensation consultant retained by us, based on a wide range of large companies. A compensation peer group of 28 companies was selected based on their annual revenues (annual revenues ranged from $21.6 billion to $216.9 billion, with average revenue of $63.3 billion), complexity of business operations, and global span of business enterprises. Mercer assisted us in selecting the compensation peer group by gathering relevant financial and business data for companies being considered for inclusion in the peer group and then by providing the Compensation Committee with recommendations for peer group members. In consultation with Mercer, the following criteria were established and used in the selection of the recommended peer group:

•	Identify a group of companies that:

– Represent our labor market for executive talent

– Yield valid compensation comparisons (based on size and business characteristics)

– Have positions similar to ours

•	Criteria used to identify appropriate peers included:

– Revenue scope

– Durable manufacturing as at least a portion of their business

– Engineering focus

– Consumer/brand focus

– Less than 50% in foreign sales

– Participation in well-established compensation surveys

The 2012 compensation peer group is comprised of 28 companies with 7 new companies being added and 10 companies being removed compared to 2011. For 2012, the compensation peer group consisted of the following companies:

3M Company	General Dynamics Corporation	Northrop Grumman Corporation
The Boeing Company	General Electric Company	PepsiCo, Inc.
Alcoa Inc.	General Motors Company	Pfizer Inc.
Caterpillar Inc.	Goodyear Tire & Rubber Company	The Procter & Gamble Company
Chevron Corporation	Hewlett-Packard Company	Raytheon Company
Deere & Company	Honeywell International Inc.	United Technologies Corporation
Dell Inc.	International Business Machines Corporation	Whirlpool Corporation
The Dow Chemical Company	Johnson & Johnson	Xerox Corporation
E. I du Pont de Nemours & Company	Johnson Controls, Inc.
Ford Motor Company	Lockheed Martin Corporation

Deductibility of Executive Compensation and Other Tax Considerations. While we were under TARP restrictions, we were subject to Section 162(m)(5) of the Internal Revenue Code, which imposed a cap of $500,000 on the income tax deductibility of any compensation paid to named executive officers, including any “performance-based” compensation. We took this limitation into account in structuring compensation paid to our named executive officers. Compensation related to services performed during 2012 is not subject to Section 162(m) of the Internal Revenue Code as we were not a publicly held corporation as defined in the statute. However, we do take into account certain other tax considerations, including Section 409A of the Internal Revenue Code, which governs the form and time of payment of nonqualified deferred compensation, and could result in significant additional taxes and penalties on a recipient of nonqualified deferred compensation that does not comply with Section 409A.

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

Other Polices and Considerations

Recovery of Incentive Awards. In February 2012, we adopted a clawback policy. Under the policy, all incentive compensation payable to the named executive officers is subject to clawback if it is later determined that the company’s financial statements need to be restated, regardless of whether such restatement resulted from an executive’s fraud or misconduct. In such circumstances, the company may cancel any equity award and claw back any bonus or other incentive compensation if such award, bonus or compensation was tied to the achievement of company financial objectives. The policy will be applied at the discretion of the Compensation Committee.

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

Severance Policy. We maintain a Termination Allowance Plan that provides severance benefits to a broad group of our employees. Our named executive officers may be eligible for severance benefits under our Termination Allowance Plan. See —Compensation of the Named Executive Officers —Potential Payments upon Termination or Change of Control, below, for additional discussion of the Termination Allowance Plan.

Stock Ownership Guidelines and No-Hedging Policy. We do not have formal stock ownership guidelines in place for our named executive officers at this time since we do not believe they are appropriate while we are a private company. We do, however, believe that a culture of ownership within our executive group is paramount to our long-term success, and, as such, provide a portion of our named executive officers’ total compensation in the form of equity-based awards the value of which is determined based on the value of our Class A Membership Interests. As our membership interests are not currently publicly traded, there is not an active market for Company derivative securities, and, as such, a no-hedging policy is not necessary. The Compensation Committee will reconsider the necessity for stock ownership guidelines and a no-hedging policy if our equity interests are traded on an exchange in the future.

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

Léo W. Houle

Dr. Ruth J. Simmons

Compensation of the Named Executive Officers

The following tables contain compensation information for our Chief Executive Officer, Chief Financial Officer and our three most highly paid executive officers, other than our Chief Executive Officer and Chief Financial Officer, who were serving as our executive officers on December 31, 2012. These officers are referred to as the “named executive officers.” All dollar amounts are in USD. See —Compensation Discussion and Analysis for additional details regarding our compensation practices.

2012 Summary Compensation Table

Name and Principal Position	Year	Salary (1) ($)	Bonus (2) ($)	Stock Awards (3) ($)	Stock Option Awards (4) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (5) ($)	All Other Compensation (6) ($)	Total ($)
Sergio Marchionne (7)	2012	—	—	200,006	929,030	—	—	102,366	1,231,402
Chairman, Chief Executive Officer, President and Chief Operating Officer	2011	—	—	—	—	—	—	—	—
	2010	—	—	600,000 (8)	—	—	—	—	600,000

Richard K. Palmer	2012	650,004	474,380	2,315,636	—	—		272,582	3,712,602
Senior Vice President and Chief Financial Officer	2011	537,504	—	627,500	—	—	—	298,637	1,463,641
	2010	500,000	—	253,500	—	—	—	289,394	1,042,894

Holly E. Leese	2012	485,004	312,100	2,227,983	—	—	1,023,780	7,825	4,056,692
Former Senior Vice President, General Counsel and Secretary (9)	2011	485,004	—	594,125	—	—	440,479	8,890	1,528,498
	2010	485,000	—	192,770	—	—	365,450	7,925	1,051,145

Nancy A. Rae	2012	455,004	374,130	2,064,007	—	—	430,593	15,838	3,339,572
Senior Vice President, Human Resources	2011	455,004	—	511,875	—	—	328,746	15,550	1,311,175
	2010	455,000	—	191,863	—	—	345,405	15,170	1,007,438

Michael Manley	2012	610,004	389,000	1,883,450	—	—	148,042	14,400	3,044,896
Senior Vice President—International and Head of Jeep Brand	2011	460,004	—	508,402	—	—	104,008	15,550	1,087,964
	2010	410,000	—	161,072	—	—	35,450	18,131	624,653

(1)	Messrs. Palmer and Manley received base pay increases in 2012 which reflect the increased scope of their responsibilities.
(2)	A cash bonus under the PLM Plan was paid in February 2013 with respect to the 2012 performance year with the amount based on the extent to which the Company achieved or exceeded its performance targets related to Modified Operating Profit and Free Cash Flow and the individual’s contribution and leadership during the 2012 performance year.
(3)	The amounts reported in this column represent the grant date fair value of the deferred phantom shares, restricted stock units, long-term incentive plan restricted share units, and long-term incentive plan performance shares which represent the right to receive Chrysler Group Units, granted to each of the named executive officers, calculated in accordance with the accounting guidance related to stock-based compensation. That value is calculated by multiplying the fair value per Chrysler Group Unit, as described in —Compensation Discussion and Analysis — Long-Term Incentives in the form of LTIP RSUs and LTIP PSUs, above, as of the grant date of the award (determined in accordance with the accounting guidance related to stock-based compensation) by the number of Chrysler Group Units related to the deferred phantom share, restricted stock units, long-term incentive plan restricted share units, and long-term incentive plan performance shares awarded. Regardless of the value on the grant/vesting date, the actual value will depend on the fair value of our Class A Membership Interests on a date in the future when an award vests or is paid. For a discussion of the long-term incentive plan restricted share units, and long-term incentive plan performance shares granted to each of the named executive officers as compensation in 2012, see —Compensation Discussion and Analysis —Long-Term Incentives in the form of LTIP RSUs and LTIP PSUs, above, and —Compensation of the Named Executive Officers —2012 Grants of Plan-Based Awards, below.

In accordance with SEC regulations, this column reflects restricted stock unit awards related to the 2011 performance year that were granted in January 2012 after 2011 fiscal year-end and, therefore, were not reflected in the 2011 Summary Compensation Table.

With respect to Mr. Marchionne, the amount reported in “Stock Awards” column for 2012 represents the grant date fair value of the restricted stock units he received for his service as a director from June 2012 through June 2013. For a discussion of the restricted stock units awarded to Mr. Marchionne in 2012 and the deferred phantom shares awarded to Mr. Marchionne in 2010, see —Compensation Discussion and Analysis — Chairman of the Board Compensation, above.

The following provides additional detail regarding the amounts reported in the “Stock Awards” column of the 2012 Summary Compensation Table for the year ended December 31, 2012:

Name	Directors’ Restricted Stock Units ($)	Restricted Stock Units for 2011 Service Year Granted in 2012 ($)	LTIP Restricted Share Units ($)	LTIP Performance Share Units ($)	Total Stock Awards ($)
Sergio Marchionne	200,006	—	—	—	200,006
Richard K. Palmer	—	393,754	234,378	1,687,504	2,315,636
Holly E. Leese (a)	—	381,943	209,161	1,636,879	2,227,983
Nancy A. Rae	—	332,157	196,221	1,535,629	2,064,007
Michael Manley	—	322,879	176,817	1,383,754	1,883,450

(a)	With the exception of one-third of her LTIP RSUs which will vest on February 23, 2013, Ms. Leese will not vest in the stock awards reported in the “Stock Awards” column for 2012 due to her retirement effective March 31, 2013.

(4)	The amount reported in this column represents the grant date fair value of the UAR Award awarded to Mr. Marchionne for his service as a director. The estimate of the grant date fair value was calculated using a Black-Scholes option pricing model. Upon exercise, the UAR Award will provide Mr. Marchionne with a payment equal to the increase, if any, in the value of a Chrysler Group Unit above the reference price per unit of $7.99. The fair value of a Chrysler Group Unit is based on the fair value of our membership interests as determined using a discounted cash flow methodology. Refer to Note 16, Share-Based Compensation, of our accompanying audited consolidated financial statements for additional information. For a discussion of the UAR Award awarded to Mr. Marchionne in 2012, see —Compensation Discussion and Analysis — Chairman of the Board Compensation.
(5)	The amounts reported in this column represent the increase in the present value of the accrued defined benefit pension benefits for each named executive officer, including those accrued under the Executive Salaried Employees’ Retirement Plan and Supplemental Executive Retirement Plan. No amount is included with respect to nonqualified deferred compensation earnings, because there were no above-market earnings on nonqualified deferred compensation. Messrs. Marchionne and Palmer are not eligible to participate in the defined benefit pension plans. The amounts reported for 2012 are determined by subtracting (i) the present value of each named executive officer’s accrued benefits as of December 31, 2011 from (ii) the present value of such named executive officer’s accrued benefits as of December 31, 2012, which are reported in the Pension Benefits table below, and are computed in the manner explained in the narrative disclosure to the Pension Benefits table. This increase in present value is not a current cash payment, since pension benefits are paid only after retirement, but represents the change in the value of the named executive officers’ pension benefits over the previous year-end because: (i) an additional year of contributory service was included in the computation of pension benefits under the Executive Salaried Employees’ Retirement Plan and the Supplemental Executive Retirement Plan; (ii) the “final average earnings” used in the computation of the pension benefits increased over the “final average earnings” used in the computation of the pension benefits as of the previous fiscal year-end; and (iii) the normal retirement age, the assumed commencement age of benefits, was one year closer. The present value of the accrued defined benefit pension benefits can also increase or decrease in value due to changes in actuarial assumptions.
Between December 31, 2011 and December 31, 2012, the mortality table changed from the 2007 Chrysler Plan Specific Mortality Table for NBU, projected generationally with Scale AA valued in 2012 to the same table projected to 2013, which had the impact of increasing the present values. The discount rate used to determine benefit obligations also changed during this same period from 5.00% to 4.00%, which had the effect of increasing the present value. No other actuarial assumptions changed between December 31, 2011 and December 31, 2012.
(6)	The amounts reported in this column include the incremental cost to us of providing the perquisites and other benefits received by our named executive officers, as well as contributions on behalf of Mr. Palmer to the Employee Managed Retirement Plan and the Supplemental Managed Retirement Plan, in each case without taking into account the value of any income tax deduction for which Chrysler Group is eligible. Incremental costs to Chrysler Group for these items were determined as the actual amounts credited to or paid to or on behalf of the named executive officers. The following table provides additional detail regarding the amounts reported in the “All Other Compensation” column of the 2012 Summary Compensation Table for the year ended December 31, 2012:

Name	Company Vehicle Programs (a) ($)	Financial Counseling (b) ($)	Tax Preparation Services (b) ($)	Medical Evaluations (c) ($)	Housing Expenses/ Security/ Expatriate Allowances (d) ($)	EMRP Contributions (e) ($)	Total All Other Compensation ($)
Sergio Marchionne	—	—	4,425	—	97,941	—	102,366
Richard K. Palmer	6,900	8,287	—	1,250	205,042	51,103	272,582
Holly E. Leese	6,900	—	925	—	—	—	7,825
Nancy A. Rae	6,900	7,500	—	1,438	—	—	15,838
Michael Manley	6,900	7,500	—	—	—	—	14,400

(a)	The amounts reported in this column represent the incremental cost to us for one product evaluation vehicle and one company furnished vehicle. We calculate the incremental cost of providing our vehicles by comparing the cost of production against the value received upon the disposal of the vehicle plus the cost of maintenance and repair, insurance, licensing and registration fees. The cost of the product evaluation vehicle also includes fuel. Participants in the product evaluation vehicle program are required to evaluate the vehicle, thus providing feedback about our products. The named executive officers were taxed on the imputed income attributed to personal use of the company furnished vehicle and did not receive tax assistance from us.
(b)	The amounts reported in these columns represent the incremental costs to us associated with either (i) financial counseling and estate planning services or (ii) tax preparation services. The named executive officers are permitted to elect either financial counseling and estate planning services or tax preparation services provided by one of several vendors approved by us. The named executive officers are taxed on the imputed income attributed to such services and do not receive tax assistance from us.
(c)	The amounts reported in this column represent the incremental costs to us for medical services incurred by us in connection with providing executive health evaluations with one of several providers approved by us.
(d)	Mr. Marchionne’s principal place of business is not our Auburn Hills, Michigan headquarters. However, Mr. Marchionne purchased a residence near our corporate headquarters in Auburn Hills, Michigan to use when he is there on business. We provide security for such residence at an incremental cost to the Company of $21,951. In addition, we reimburse Mr. Marchionne for a portion of the expenses he incurs related to the costs of maintaining his Michigan residence, including cleaning, utility services, insurance, and other expenses. In connection with his relocating to our corporate headquarters, Mr. Palmer receives standard expatriate benefits under the terms of our international expatriate assignment policy, including housing, home leave, tax protection and educational assistance, which are reported in this column.
(e)	We make contributions to Mr. Palmer’s accounts under the Employee Managed Retirement Plan and the Supplemental Managed Retirement Plan equal to the sum of 5 percent of his monthly salary and, once his salary exceeds 75 percent of the Social Security wage base ($110,100 in 2012), 4 percent of the excess of his monthly salary over 75 percent of the Social Security wage base. Only salary up to the IRS’s covered compensation limit ($250,000 in 2012) is taken into account for this purpose with respect to the Employee Managed Retirement Plan. Contributions related to compensation in excess of the IRS’s covered compensation limit are made to the Supplemental Managed Retirement Plan.
(7)	Mr. Marchionne is the Chief Executive Officer of Fiat and Chairman or Chief Executive Officer of several significant business units within Fiat and Fiat Industrial, including Fiat Group Automobiles, CNH and Iveco trucks and did not receive direct compensation from us for his services on behalf of Chrysler Group in 2012. Mr. Marchionne’s compensation from Fiat is publicly disclosed in Fiat’s annual report.
(8)	Represents deferred phantom shares granted to Mr. Marchionne in connection with his service as a director. On December 23, 2009, the Special Master approved the grant of deferred phantom shares for Mr. Marchionne, which was made by us in January 2010. These deferred phantom shares were settled in 2012. For additional information regarding deferred phantom shares settled in 2012 for Mr. Marchionne, see —Compensation of the Named Executive Officers — Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans, below.
(9)	Effective January 28, 2013, Ms. Leese, having announced her intention to retire, no longer serves as Senior Vice President, General Counsel and Secretary.

2012 Grants of Plan-Based Awards

The following sets forth information about the non-equity incentive awards and equity-based awards granted by us to each of our named executive officers in 2012.

Name	Award Type (1)	Grant Date	Approval Date (2)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities (#)	Exercise or Base Price of Option Awards ($/Share) ($)	Grant Date Fair Value of Stock and Option Awards (3) ($)
				Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Sergio Marchionne	D-RSU	7/30/2012	7/30/2012	—	—	—	—	25,032.0	—	—	—	—	200,006

	UAR	12/3/2012	12/3/2012	—	—	—	—	—	—	—	499,478.5	7.99	929,030
								Total: 25,032.0			Total: 499,478.5		Total: 1,129,036

Richard K. Palmer	RSU	1/30/2012	1/30/2012	—	—	—	—	51,606.0	—	—	—	—	393,754

	LTIP PSU	2/23/2012	2/23/2012	—	—	—	—	221,167.0	—	—	—	—	1,687,504

	LTIP RSU	2/23/2012	2/23/2012	—	—	—	—	30,718.0	—	—	—	—	234,378
								Total: 303,491					Total: 2,315,636

Holly E. Leese (4)	RSU	1/30/2012	1/30/2012	—	—	—	—	50,058.0	—	—	—	—	381,943

	LTIP PSU	2/23/2012	2/23/2012	—	—	—	—	214,532.0	—	—	—	—	1,636,879

	LTIP RSU	2/23/2012	2/23/2012	—	—	—	—	27,413.0	—	—	—	—	209,161
								Total: 292,003					Total: 2,227,983

Nancy A. Rae	RSU	7/30/2012	7/30/2012	—	—	—	—	43,533.0	—	—	—	—	332,157

	LTIP PSU							201,262.0					1,535,629

	LTIP RSU	2/23/2012	2/23/2012	—	—	—	—	25,717.0	—	—	—	—	196,221
								Total: 270,512					Total: 2,064,007

Michael Manley	RSU	1/30/2012	1/30/2012	—	—	—	—	42,317.0	—	—	—	—	322,879

	LTIP PSU	2/23/2012	2/23/2012	—	—	—	—	181,357.0	—	—	—	—	1,383,754

	LTIP RSU	2/23/2012	2/23/2012	—	—	—	—	23,174.0	—	—	—	—	176,817
								Total: 246,848					Total: 1,883,450

(1)	Types of Awards: D-RSU: restricted stock units granted under the Amended and Restated Chrysler Group LLC Directors’ Restricted Stock Unit Plan; UAR: unit appreciation rights granted by the Board to Mr. Marchionne in connection with his Board service; RSU: restricted stock units granted under the Restricted Stock Unit Plan; LTIP PSU: long-term incentive plan performance share units granted under the 2012 Long Term Incentive Plan; and LTIP RSU: long-term incentive plan restricted share units granted under the 2012 Long Term Incentive Plan. For a description of the plans, including the determination of value of the directors’ restricted stock units, restricted stock units, long-term incentive plan performance share units, and long-term incentive plan restricted share units, see —Compensation Discussion and Analysis —Long-Term Incentives in the form of LTIP RSUs and LTIP PSUs, —Compensation Discussion and Analysis — Restricted Stock Units Granted in 2012 for 2011 Performance Year and — Compensation Discussion and Analysis —Chairman of the Board Compensation , above. Prior to a Chrysler Group IPO, payments under the plans are made in cash based on the fair value of a Chrysler Group Unit as of the most recently completed valuation at the time payment is made. On and after a Chrysler Group IPO, payments under the plans may be in cash or publicly traded stock as determined by us in our sole discretion.
(2)	On January 30, 2012, the Compensation Committee approved grants under the Restricted Stock Unit Plan, related to the 2011 performance year to our named executive officers (other than Mr. Marchionne). On February 23, 2012, the Compensation Committee approved grants of performance share units and restricted share units under the 2012 Long Term Incentive Plan to our named executive officers (other than Mr. Marchionne). On July 30, 2012, the Compensation Committee approved grants of restricted stock units to the members of our Board of Directors, including Mr. Marchionne. On December 3, 2012, the Board approved a grant of the UAR Award to Mr. Marchionne in connection with his Board service.

(3)	The amounts reported in this column represent the grant date fair value of the directors’ restricted stock units, restricted stock units, long-term incentive plan performance share units, and long-term incentive plan restricted share units granted to each of the named executive officers in 2012 (calculated in accordance with the accounting guidance related to stock-based compensation) multiplied by the number of Chrysler Group Units related to the directors’ restricted stock units, restricted stock units, long-term incentive plan performance share units, and long-term incentive plan restricted share units awarded. Regardless of the value on the grant/vesting date, the actual value will depend on the fair value of our Class A Membership Interests on a date in the future when an award vests or is paid. For a discussion of the directors’ restricted stock units, restricted stock units, long-term incentive plan performance share units, and long-term incentive plan restricted share units granted to each of the named executive officers as compensation in 2012, see —Compensation Discussion and Analysis —Long-Term Incentives in the form of LTIP RSUs and LTIP PSUs, —Compensation Discussion and Analysis — Restricted Stock Units Granted in 2012 for 2011 Performance Year and — Compensation Discussion and Analysis —Chairman of the Board Compensation, above.
(4)	With the exception of one-third of her LTIP restricted share units which will vest on February 23, 2013, Ms. Leese will not vest in the plan-based awards reported in this table due to her retirement effective March 31, 2013.

Outstanding Equity Awards at December 31, 2012

The following sets forth information about the outstanding equity-based awards held by each of our named executive officers as of December 31, 2012.

	Option Awards (1)						Stock Awards (2)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable (#)	Equity Incentive Plan Award: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (#)	Number of Shares or Units of Stock That Have Not Vested (3)(4) (#)	Market Value of Shares or Units of Stock That Have Not Vested (5) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (4)(6) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested (5) ($)
Sergio Marchionne	7/30/2012	—	—	—	—	—	25,032.0	225,288	—	—
	12/3/2012	—	499,478.5	—	7.99	12/3/2022	—		—	—

Richard K. Palmer	2/23/2012	—	—	—	—	—	—	—	221,167.0	1,990,503
	2/23/2012	—	—	—	—	—	30,718.0	276,462	—	—
	1/30/2012	—	—	—	—	—	51,606.0	464,454	—	—
	1/20/2011	—	—	—	—	—	59,100.7	531,906	—	—
	3/12/2010	—	—	—	—	—	61,185.9	550,673	—	—

Holly E. Leese (7)	2/23/2012	—	—	—	—	—	—	—	214,532.0	1,930,788
	2/23/2012	—	—	—	—	—	27,413.0	246,717	—	—
	1/30/2012	—	—	—	—	—	50,058.0	450,522	—	—
	1/20/2011	—	—	—	—	—	54,798.8	493,189	—	—
	3/12/2010	—	—	—	—	—	39,350.7	354,156	—	—

Nancy A. Rae	2/23/2012	—	—	—	—	—	—	—	201,262.0	1,811,358
	2/23/2012	—	—	—	—	—	25,717.0	231,453	—	—
	1/30/2012	—	—	—	—	—	43,533.0	391,797	—	—
	1/20/2011	—	—	—	—	—	52,594.7	473,352	—	—
	3/12/2010	—	—	—	—	—	34,720.0	312,480	—	—

Michael Manley	2/23/2012	—	—	—	—	—	—	—	181,357.0	1,632,213
	2/23/2012	—	—	—	—	—	23,174.0	208,566	—	—
	1/30/2012	—	—	—	—	—	42,317.0	380,853	—	—
	1/20/2011	—	—	—	—	—	47,393.3	426,540	—	—
	3/12/2010	—	—	—	—	—	21,452.5	193,073	—	—

(1)	The amounts reported in these columns reflect the UAR Award granted by the Board to Mr. Marchionne in connection with his Board service. The UAR Award was granted in respect of the 499,478.5 Chrysler Group Units originally subject to his deferred phantom share grant, with a reference price per unit of $7.99 equal to the fair market value per unit at which the deferred phantom shares were settled. Similar to the equity-based compensation granted to other Board members, the UAR Award will be exercisable by Mr. Marchionne only upon termination of his Board service (or if earlier, the tenth anniversary of the UAR Award), and at exercise will provide Mr. Marchionne with a payment equal to the increase, if any, in the value of a Chrysler Group Unit since the UAR Award grant date.
(2)	The amounts reported in these columns reflect restricted stock units granted, in the case of Mr. Marchionne, under the Amended and Restated Chrysler Group LLC Directors’ Restricted Stock Unit Plan, and in the case of all other named executive officers, restricted stock units granted under the Restricted Stock Unit Plan, long-term incentive plan performance share units granted and long-term incentive plan restricted share units granted under the 2012 Long Term Incentive Plan. On September 22, 2011, in accordance with the terms of the Restricted Stock Unit Plan, the number of restricted stock units was adjusted to preserve the economic value of the awards and offset the dilutive effect of changes in Fiat’s ownership interest. Refer to Note 16, Share-Based Compensation, of our accompanying audited consolidated financial statements for additional information.

(3)	The restricted stock units reported in this column, include (i) Service RSUs, which will vest if the holder is continuously employed by us through the third anniversary of the grant date and the Modified EBITDA target threshold for 2010 of $2.5 billion is achieved (which was achieved), (ii) 2011 RSUs and 2012 RSUs, which will vest if the holder is continuously employed by us through the third anniversary of the grant date and (iii) the IPO RSUs, which will vest if the holder is continuously employed by us through the later of: (a) the third anniversary of the grant date; and (b) the date on which a Chrysler Group IPO occurs (the IPO vesting condition was removed by action of the Compensation Committee in September 2012). This column also reports LTIP restricted share units which will vest over three years in one-third increments on the anniversary of their grant date.
(4)	If the holder retires on or after the second anniversary of grant, then such holder will continue to be considered employed for vesting purposes for Service RSUs, 2011 RSUs, 2012 RSUs and the IPO RSUs. For purposes of all restricted stock units, the holder will be treated as having retired upon a termination of employment after reaching age 55 and completing 10 years of service with us or a predecessor company (or after satisfying other applicable retirement criteria). All unvested restricted stock units will become fully vested upon the holder’s death or permanent disability. Unvested restricted stock units as of the date of termination are forfeited. Payment of 2011 RSUs granted in January 2011 and 2012 RSUs granted in January 2012 was to be no later than March 15 of the year following the year in which they vest. Payment of the Service RSUs granted in March 2010 was to be on the later of: (i) the calendar year in which vesting occurs; and (ii) when at least 25 percent of our TARP obligations are repaid. Payment of the IPO RSUs granted in March 2010 was to be on the later of: (i) March 15 of the year following the year in which the IPO RSUs vest and (ii) when 100 percent of our TARP obligations are repaid. Because we are no longer subject to TARP after July 2011, as discussed above, payment will, in each case, occur following vesting pursuant to clause (i) of each of the above vesting descriptions. Payment for vested restricted stock units is made in cash prior to a Chrysler Group IPO, and on and after a Chrysler Group IPO, in cash or shares of our publicly traded stock in our sole discretion. Payment for vested restricted stock units will be made regardless of employment status at the time of the scheduled payment. The number of Chrysler Group Units related to outstanding restricted stock units is subject to adjustment by the Compensation Committee in accordance with the terms of the Restricted Stock Unit Plan.
For LTIP restricted share units and LTIP performance share units, once vested, they will be settled in cash or, in the event we conduct an initial public offering of equity securities, in cash or shares of our publicly traded stock, at the Compensation Committee’s discretion. Settlement will be made as soon as practicable after vesting, but in any case no later than March 15th of the year following vesting. Vesting of the LTIP restricted share units and LTIP performance share units may be accelerated in certain circumstances, including upon the participant’s death, disability or in the event of a change of control.
(5)	The fair value of unvested restricted stock units, directors’ restricted stock units, LTIP restricted share units and LTIP performance share units was $9.00 per Chrysler Group Unit as of December 31, 2012, which is based on the fair value of our membership interests as determined using a discounted cash flow methodology. Refer to Note 16, Share-Based Compensation, of our accompanying audited consolidated financial statements for additional information.
(6)	The LTIP performance share units reported in this column will vest at the end of the three-year performance period only if we meet or exceed certain three-year cumulative company performance targets. Concurrent with the adoption of the 2012 LTIP, the Compensation Committee established company performance targets comprised of specified levels of cumulative Modified Operating Profit and cumulative Free Cash Flow for the three-year performance period ending December 31, 2014. If we do not fully achieve these targets, the LTIP performance share units will be deemed forfeited.
(7)	With the exception of one-third of her LTIP restricted share units which will vest on February 23, 2013, Ms. Leese will not vest in the stock awards with grant dates of January 30, 2012 or February 23, 2012 reported on this table due to her retirement effective March 31, 2013.

Options Exercised and Stock Vested in 2012

The following sets forth information about the value realized by each of our named executive officers as a result of the exercise of stock options or upon the vesting of equity awards in 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (1) (#)	Value Realized on Vesting (2) ($)
Sergio Marchionne	—	—	—	—
Richard K. Palmer	—	—	84,913.0	678,455
Holly E. Leese	—	—	89,075.2	711,711
Nancy A. Rae	—	—	84,913.0	678,455
Michael Manley	—	—	68,264.0	545,429

(1)

The number of shares reported in this column represents both Service RSUs and the IPO RSUs granted to the named executive officer in November 2009 under the Restricted Stock Unit Plan and includes the impact of the anti-dilution adjustment made on September 22, 2011, in accordance with the terms of the plan, to adjust the number of restricted stock units so as to preserve the economic value of the awards and offset the dilutive effect of changes in Fiat’s ownership interest. The Service RSUs, which would vest if the holder was continuously employed by us through the third anniversary of the grant date and the Modified EBITDA target threshold for 2010 of $2.5 billion was achieved (which was achieved). The IPO RSUs, which would vest if the holder was continuously employed by us through the later of: (a) the third anniversary of the grant date; and (b) the date on which a Chrysler Group IPO occurs (the IPO vesting condition was removed by action of the Compensation Committee in September 2012). Accordingly, both the Service RSUs and the IPO RSUs granted to the named executive officers in November 2009 vested in November 2012. Payment for vested restricted stock units is made in cash prior to a Chrysler Group IPO, and on and after a Chrysler Group IPO, in cash or shares of our publicly traded stock in our sole discretion. Payment for vested restricted stock units will be made regardless of employment status at the time of the scheduled payment. For additional information regarding restricted stock units held by the named executive officers as of December 31, 2012 under the Restricted Stock Unit Plan, see —Compensation of the Named Executive Officers — Outstanding Equity Awards at December 31, 2012, above.

The following provides the breakdown between Service RSUs and IPO RSUs reported in the “Number of Shares Acquired on Vesting” and “Value Realized on Vesting” columns of the “Options Exercised and Stock Vested in 2012” table:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Sergio Marchionne	—	—
Richard K. Palmer
Service RSUs	21,228.6	169,617
IPO RSUs	63,684.4	508,838
Holly E. Leese
Service RSUs	22,269.1	177,930
IPO RSUs	66,806.1	533,781
Nancy A. Rae
Service RSUs	21,228.6	169,617
IPO RSUs	63,684.4	508,838
Michael Manley
Service RSUs	17,066.3	136,360
IPO RSUs	51,197.7	409,069

(2)	The amount reported as value realized upon vesting of restricted stock units is calculated by multiplying the fair value per Chrysler Group Unit (as described under the caption —Compensation Discussion and Analysis — Long-Term Incentives in the form of LTIP RSUs and LTIP PSUs, above) as of the grant date of the award (determined in accordance with the accounting guidance related to stock compensation) by the number of Chrysler Group Units related to the restricted stock units awarded. Regardless of the value on the grant/vesting date, the actual value will depend on the fair value of our Class A Membership Interests on a date in the future when the restricted stock units are paid.

2012 Pension Benefits

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

For these purposes, “final average earnings” is defined as the highest average base pay up to the IRS’s covered compensation limit ($245,000 in 2010 and 2011 and $250,000 in 2012) during any consecutive five years out of the last 15 years of employment.

The pension benefit under the Executive Salaried Employees’ Retirement Plan for an executive whose employment terminates after reaching age 55 but before reaching age 62 is reduced by approximately 6 percent for each year by which the executive’s age at termination is less than age 62. Prior to the 363 Transaction, Mlles. Leese and Rae were party to agreements with Old Carco that provided, in part, that they would each be eligible for unreduced pension benefits under the Executive Salaried Employees’ Retirement Plan and the Supplemental Executive Retirement Plan if their employment terminates after reaching age 55. As part of the 363 Transaction, the portion of those agreements related to the unreduced pension benefits was assumed by us. In order to receive a pension benefit under the Executive Salaried Employees’ Retirement Plan, a participant must complete one year of service and attain age 65, or complete 10 years of service and attain age 55, except that death benefits are paid if the participant dies after starting to contribute and disability benefits are paid if the participant becomes disabled after completing five years of contributory service after attaining age 35.

The Supplemental Executive Retirement Plan is a restorative supplemental retirement plan that provides a pension benefit computed using the same formula (including the definition of final average earnings) as the formula under the Executive Salaried Employees’ Retirement Plan except that: (i) base pay is not limited by the IRS’s covered compensation limit ($245,000 in 2010 and 2011 and $250,000 in 2012); and (ii) the benefit is offset by amounts paid from the Executive Salaried Employees’ Retirement Plan. Each U.S. non-bargaining unit employee is eligible for a benefit under the Supplemental Executive Retirement Plan if his or her covered compensation exceeds the IRS’s covered compensation limit. As a result of the Special Master’s determinations, no additional amounts were permitted to accrue under the Supplemental Executive Retirement Plan for the top 25 most highly compensated employees, including our named executive officers, attributable to salary and years of service during the period under which we were subject to the TARP restrictions.

The amounts reported in the column “Present Value of Accumulated Benefit” represent the benefits that the named executive officers have earned, based on their service and compensation through December 31, 2012, but assuming that he or she retires at age 55 (age 62 for Mr. Manley), the earliest date on which he or she may retire without a reduction in pension benefit. Other than Ms. Leese and Ms. Rae, none of the named executive officers eligible for pension benefits has attained the age necessary to receive an unreduced pension benefit. While a present value is reported in the table, tax-qualified pension benefits are not available as a lump sum and must be taken in the form of an annuity. However, any nonqualified pension benefits due to base pay being limited by the IRS’s covered compensation limit ($245,000 in 2010 and 2011 and $250,000 in 2012) or due to the limits imposed by Section 415 of the Internal Revenue Code are paid out in a lump sum. We used the same assumptions in computing the amounts reported as we use for financial reporting purposes, including a discount rate of 4.0 percent and mortality according to the 2007 Chrysler Plan Specific Mortality Table for NBU, projected generationally with Scale AA valued in 2013. For a discussion of the actuarial assumptions used to calculate the present values, see Note 17, Employee Retirement and Other Benefits, to our accompanying audited financial statements included in this report.

The following provides information as of December 31, 2012 with respect to our defined benefit pension plans in which our named executive officers participated.

Name	Plan Name	Number of Credited Service Years (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year (1) ($)
Sergio Marchionne (2)	—	—	—	—

Richard K. Palmer (2)	—	—	—	—

Holly E. Leese	Chrysler Group LLC Executive Salaried Employees’ Retirement Plan	23.92	2,392,727	—
	Chrysler Group LLC Supplemental Executive Retirement Plan	23.92	1,944,061	301,006

Nancy A. Rae	Chrysler Group LLC Executive Salaried Employees’ Retirement Plan	34.50	1,820,655	—
	Chrysler Group LLC Supplemental Executive Retirement Plan	34.50	2,088,105	132,606

Michael Manley	Chrysler Group LLC Executive Salaried Employees’ Retirement Plan	5.58	244,443	—
	Chrysler Group LLC Supplemental Executive Retirement Plan	5.58	55,049	33,282

(1)	The amounts reported in this column reflect the ERISA Excess amounts accrued from July 21, 2011 through December 31, 2011, which were paid out in early 2012. All future ERISA Excess accruals will be paid out at retirement.
(2)	Messrs. Marchionne and Palmer are not eligible to participate in our defined benefit pension plans. Mr. Palmer is eligible to participate in the Employee Managed Retirement Plan and the Supplemental Managed Retirement Plan. The amount contributed in 2012 by us to the Employee Managed Retirement Plan and the Supplemental Managed Retirement Plan on behalf of Mr. Palmer is reported in the “All Other Compensation” column of the 2012 Summary Compensation Table.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

Commencing in 2009 through 2011, our named executive officers (other than Mr. Marchionne) received a portion of their total annual compensation in the form of deferred phantom shares granted under the Deferred Phantom Share Plan tied to the value of our Class A Membership Interests, in the discretion of the Chief Executive Officer of Chrysler Group, subject to approval by the Compensation Committee and the Special Master. Each deferred phantom share represents a Chrysler Group Unit, as described under the caption —Compensation Discussion and Analysis —Compensation Components — Long-Term Incentives in the form of LTIP RSUs and LTIP PSUs, above. On each monthly payroll date, a specified amount equal to a portion of a named executive officer’s gross cash base salary for the payroll period was converted into a number of deferred phantom shares, which represent the right to receive a future cash payment based on the value of the Chrysler Group Unit, by dividing the specified amount by the then fair value of a Chrysler Group Unit. Payments under the Deferred Phantom Share Plan are made in cash based on the fair value of a Chrysler Group Unit as of the most recently completed valuation at the time payment is made. The final grant of deferred phantom shares was made in December 2011. Mr. Palmer participates in the Supplemental Managed Retirement Plan. The Supplemental Managed Retirement Plan is a restorative supplemental retirement plan that provides a contribution to a retirement benefit account computed using the same formula as the formula under the Employee Managed Retirement Plan except that contributions are not limited by the IRS’s covered compensation limit ($245,000 in 2010 and 2011 and $250,000 in 2012) or annual additions limit ($49,000 in 2010 and 2011 and $50,000 in 2012). Each U.S. non-bargaining unit employee hired after December 31, 2003 is eligible for a benefit under the Supplemental Managed Retirement Plan if his or her covered compensation exceeds the IRS’s covered compensation limit.

The following provides information as of December 31, 2012 with respect to our deferred compensation plans in which our named executive officers participated.

Name	Executive Contributions in Last Fiscal Year ($)	Company Contributions in Last Fiscal Year (1) ($)	Aggregate Earnings in Last Fiscal Year (2) ($)	Aggregate Withdrawals/ Distributions (3) ($)	Aggregate Balance at Last Fiscal Year- End ($)
Sergio Marchionne (4)	—	—	179,812	3,990,833	—
Richard K. Palmer	—	205,656	136,247	946,022	870,266
Holly E. Leese	—	177,928	129,160	1,283,052	751,537
Nancy A. Rae	—	169,614	116,087	1,133,446	684,310
Michael Manley	—	136,357	106,833	730,820	643,414

(1)	The amount reported in this column represents Service RSUs granted in November 2009 which have vested but were not paid as of December 31, 2012 since the payment under the plan terms is deferred to the calendar year after the year in which vesting occurs. These vested Service RSUs are also reported as stock vested in 2012, see —Compensation of the Named Executive Officers — Options Exercised and Stock Vested in 2012, above. With respect to Mr. Palmer, the amount reported in this column also includes company contributions to the Supplemental Managed Retirement Plan of $36,042. During 2012, no grants of deferred phantom shares were awarded. Outstanding grants of restricted stock units under the Restricted Stock Unit Plan are not reported in this table because they are not yet vested.
(2)	The amount reported in this column represents the product of: (i) the number of Chrysler Group Units related to the deferred phantom shares granted from 2009 through 2011 prior to settlement and Service RSUs granted in November 2009; and (ii) the difference between (x) the fair value of a Chrysler Group Unit on December 31, 2011 or the grant date, whichever is later, and (y) the fair value of a Chrysler Group Unit on December 31, 2012. The fair value of a Chrysler Group Unit is based on the fair value of our Class A Membership Interests. Since there is currently no observable publicly traded price for our membership interests, the calculation of the fair value of our membership interests is determined using a discounted cash flow methodology. Amounts in this column are not included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the 2012 Summary Compensation Table because no such earnings would be considered above market or preferential.
(3)

Deferred phantom shares are fully vested upon grant and, except for the deferred phantom shares granted to Mr. Marchionne, are paid in three equal installments at the end of the quarter in which the second, third and fourth anniversaries, respectively, of the monthly grant occur. As a result of the early repayment of our TARP obligations, each installment is subject to being paid one year earlier than scheduled. These payments commenced in February 2012 and are reflected in this column. Payments under the Deferred Phantom Share Plan are made in cash and are based on the fair value of Chrysler Group’s Class A Membership Interests as of the most recently completed valuation at the time of payment, and are made regardless of employment status at the time of payment. Under the plan terms, the deferred phantom shares granted to Mr. Marchionne were to be paid on the later of: (i) June 10, 2012, which is the third anniversary of the commencement of Mr. Marchionne’s service as a director; and (ii) the date on which we have no remaining obligations under TARP. Because we are no longer subject to TARP after July 2011, Mr. Marchionne’s deferred phantom shares were settled in 2012. See Compensation Discussion and Analysis —Chairman of the Board Compensation, above.
(4)	On December 23, 2009, the Special Master approved a grant of deferred phantom shares for Mr. Marchionne with an initial value of $600,000 as compensation for his services as a director of the Company from June 2009 through June 2012. These deferred phantom shares were settled in 2012. See Compensation Discussion and Analysis —Chairman of the Board Compensation, above.

Potential Payments upon Termination or Change of Control

The following summaries describe and quantify the potential payments and benefits that we would provide to our named executive officers in connection with termination of employment. In determining amounts payable, we have assumed in all cases that the termination of employment occurred on December 31, 2012. Most of our plans and programs, including the Deferred Phantom Share Plan, the Restricted Stock Unit Plan, the 2012 LTIP and the Supplemental Executive Retirement Plan, contain specific provisions detailing how payments are treated upon termination. We are not obligated to provide our named executive officers with any payments or benefits in connection with a change of control, except as described below with respect to the 2012 LTIP.

Severance Policy

Our named executive officers may be eligible for severance benefits under the Termination Allowance Plan. The Termination Allowance Plan applies to all full-time U.S. based executive employees who have a minimum of three years of continuous service as of the termination date. The plan may pay severance benefits in the event that an employee is indefinitely laid off, forced to retire without retirement benefits or permanently and totally disabled and not eligible for long-term disability benefits. The amount of severance varies based on the employee’s continuous years of service with us and is conditioned on the employee’s execution of a general release of claims. The actual severance benefit for our named executive officers under the Termination Allowance Plan is based on their monthly base salary and determined in accordance with the following schedule:

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

Vesting of Restricted Stock Units

Our named executive officers (other than Mr. Marchionne) received long-term incentives in the form of restricted stock units. For restricted stock units granted in November 2009 and March 2010, a restricted stock unit holder will vest in 25 percent of the Chrysler Group Units related to the award, referred to as the Service RSUs, if the holder is continuously employed by us through the third anniversary of the grant date and the Modified EBITDA target threshold for 2010 of $2.5 billion is achieved (which was achieved) and 75 percent of the Chrysler Group Units related to the award, referred to as the IPO RSUs, will vest if the holder is continuously employed by us through the later of: (i) the third anniversary of the grant date; and (ii) the date on which a Chrysler Group IPO occurs (the IPO vesting condition was removed by action of the Compensation Committee in September 2012). For restricted stock units granted in January 2011 and January 2012, referred to as the 2011 RSUs and 2012

RSUs, respectively, a restricted stock unit holder will vest in the Chrysler Group Units related to the award if the holder is continuously employed by us through the third anniversary of the grant date. If the holder retires on or after the second anniversary of grant, then such holder will continue to be considered employed for vesting purposes for all restricted stock units. For purposes of all restricted stock units, the holder will be treated as having retired upon a termination of employment after reaching age 55 and completing 10 years of service with Chrysler Group or a predecessor company (or after satisfying other applicable retirement criteria). All unvested restricted stock units will become fully vested upon the holder’s death or permanent disability. Unvested restricted stock units as of the date of termination are forfeited.

Under the plan terms, payment of the Service RSUs granted in November 2009 was to be on the later of: (i) the calendar year after the year in which vesting occurs and (ii) when at least 25 percent of our TARP obligations are repaid. Payment of the Service RSUs granted in March 2010 was to be on the later of: (i) the calendar year in which vesting occurs; and (ii) when at least 25 percent of our TARP obligations are repaid. Payment of the IPO RSUs granted in either November 2009 or March 2010 was to be on the later of: (i) March 15 of the year following the year in which the IPO RSUs vest; and (ii) when 100 percent of our TARP obligations are repaid. Payment of the 2011 and the 2012 RSUs is to be no later than March 15 of the calendar year following the year in which they vest. Because we are no longer subject to TARP after July 2011, as discussed above, payment will, in each case, occur following vesting pursuant to clause (i) of each of the above vesting descriptions.

Payment for vested restricted stock units is made in cash prior to a Chrysler Group IPO, and on and after a Chrysler Group IPO, in cash or shares of our publicly traded stock in our sole discretion. Payment for vested restricted stock units will be made regardless of employment status at the time of the scheduled payment.

Mr. Marchionne was granted restricted stock units pursuant to the Amended and Restated Chrysler Group LLC Directors’ Restricted Stock Unit Plan, or the Amended Directors’ Plan, for his Board service from June 10, 2012 through June 10, 2013. These restricted stock units will vest on June 10, 2013. For additional information about the restricted stock units granted to the members of our Board of Directors, see —Director Compensation, below.

Vesting of Long-Term Incentives in the form of LTIP RSUs and LTIP PSUs

The LTIP RSUs will vest over three years in one-third increments on the anniversary of their grant date, while the LTIP PSUs will vest at the end of the three-year performance period only if we meet or exceed certain three-year cumulative company performance targets. Concurrent with the adoption of the 2012 LTIP, the Compensation Committee established company performance targets comprised of specified levels of cumulative Modified Operating Profit and cumulative Free Cash Flow for the three-year performance period, ending December 31, 2014. If we do not fully achieve these targets, the LTIP PSUs will be deemed forfeited.

Once vested, LTIP RSUs and LTIP PSUs will be settled in cash or, in the event we conduct an initial public offering of equity securities, in cash or shares of our publicly traded stock, at the Compensation Committee’s discretion. Vesting of the LTIP RSUs and LTIP PSUs may be accelerated in certain circumstances, including upon the participant’s death, disability or in the event of a change of control. Settlement will be made as soon as practicable after vesting, but in any case no later than March 15th of the year following vesting, provided that the participant has not been terminated for cause prior to the established payment date.

LTIP RSUs will vest upon a participant’s death or disability, whereas LTIP PSUs will not. Unvested LTIP PSUs are not forfeited upon a participant’s death or disability, but rather remain outstanding and vest at the end of the three-year performance period dependent on the Company’s attainment of its performance targets. With respect to both LTIP RSUs and LTIP PSUs, if a participant’s employment with us is terminated by (i) termination by us other than for cause, (ii) the participant’s death, or (iii) the participant’s disability, in each case within twenty four months of a change of control, all terms and conditions shall be deemed met and such LTIP RSUs and LTIP PSUs shall be paid within thirty days of the participant’s termination of employment. In such case, LTIP PSUs would be paid out at target levels.

For purposes of terminations under the 2012 LTIP, “cause” means the participant’s:

•	Willful failure to perform substantially his or her responsibilities;

•	Engagement in illegal conduct or in gross misconduct, in either case, that causes financial or reputational harm to the Company or any of its subsidiaries or affiliates;

•	Commission or conviction of, or plea of guilty or nolo contendere to, a felony; or

•	Material breach of the terms of the 2012 LTIP or any other agreement entered into between the participant and the Company or any of its subsidiaries or affiliates.

Under the 2012 LTIP, a “change of control” is generally defined to include any transaction or series of transactions, including an acquisition of stock, the consummation of a reorganization, merger or consolidation of the company, or the sale, lease or exchange or other transfer of at least 50 percent in value of the company’s assets, in which a person or group of persons who was not an owner of more than 50 percent of the then outstanding voting capital units of the company, becomes such or the members of an existing group holding more than 50 percent of the then outstanding voting capital units of the company do not continue to hold such interests in substantially the same proportions relative to each other as before such transaction or series of transactions. However, specifically excluded from the definition are transactions involving direct acquisitions of voting capital units from the company, Fiat or any employee benefit plan or trust of either of them. Additionally, an initial public offering would not in itself be considered a change of control.

Estimated Potential Termination Payments and Benefits

The following table provides the estimated value of the payments and benefits that we would provide to our named executive officers in connection with termination of employment. In determining amounts payable, we have assumed in all cases that the termination of employment occurred on December 31, 2012 and that fair value of the Chrysler Group Units was $9.00. The actual value that would be recognized by a named executive officer with respect to his or her restricted stock units, LTIP PSUs, and LTIP RSUs can only be determined at the time of payment and could be affected by changes to the fair value of our Class A Membership Interests following termination of employment. Due to the number of factors that affect the nature and amounts of any benefits provided upon the events described below, any actual amounts paid or distributed may be higher or lower than reported below. In addition, in connection with any actual termination of employment, we may determine to enter into one or more agreements or to establish arrangements providing additional benefits or amounts, or altering the terms of benefits described above.

Name	Severance and Other Benefits (1) ($)	Unvested Restricted Stock Units (2) ($)	Unvested LTIP PSUs and LTIP RSUs (3) ($)	Total ($)
Sergio Marchionne	—	—	—	—
Termination	—	—	—	—
Retirement	—	—	—	—
Death	—	225,288	—	225,288
Disability	—	225,288	—	225,288
Change of Control	—		—	—
Richard K. Palmer
Termination	—	—	—	—
Retirement	—	—	—	—
Death	—	1,547,033	276,462	1,823,495
Disability	—	1,547,033	276,462	1,823,495
Change of Control	—		2,266,965	2,266,965

Name	Severance and Other Benefits (1) ($)	Unvested Restricted Stock Units (2) ($)	Unvested LTIP PSUs and LTIP RSUs (3) ($)	Total ($)
Holly E. Leese
Termination	485,004	—	—	485,004
Retirement	—	354,156	—	354,156
Death	—	1,297,868	246,717	1,544,585
Disability	—	1,297,868	246,717	1,544,585
Change of Control	—		2,177,505	2,177,505
Nancy A. Rae
Termination	455,004	—	—	455,004
Retirement	23,000	312,480	—	335,480
Death	—	1,177,629	231,453	1,409,082
Disability	—	1,177,629	231,453	1,409,082
Change of Control	—		2,042,811	2,042,811
Michael Manley
Termination	205,002	—	—	205,002
Retirement	—	—	—	—
Death	—	1,000,465	208,566	1,209,031
Disability	—	1,000,465	208,566	1,209,031
Change of Control	—	—	1,840,779	1,840,779

(1)	The named executive officers are eligible to receive severance payments under the Termination Allowance Plan based upon the length of service at the time of termination. This column represents the maximum potential payout for each of the named executive officers upon termination. In addition, this column represents the incremental cost to us of providing two Company-furnished vehicles for a ten year period upon retirement under our retired executive officer vehicle policy. We estimated the ten-year incremental cost of providing the Company vehicles by comparing the cost of production against the value received upon the disposal of the vehicle plus the cost of maintenance and repair, insurance, licensing and registration fees (all costs and values to remain constant over the ten-year term for purposes of this estimate). For a further discussion of the retired executive officer vehicle policy, see Compensation Discussion and Analysis —Retirement Benefits, above.
(2)	The amounts reported in this column represent the total fair value on December 31, 2012 of the Chrysler Group Units related to the restricted stock units granted under the Restricted Stock Unit Plan that would vest upon a named executive officer’s retirement, death or disability based on a fair value of the Chrysler Group Units of $9.00. With respect to Mr. Marchionne, the amounts reported in this column represent the total fair value on December 31, 2012 of the Chrysler Group Units related to the restricted stock units granted under Amended Directors’ Plan for his Board service from June 2012 through June 2013 that would vest upon his death or disability based on a fair value of the Chrysler Group Units of $9.00. Because deferred phantom shares are fully vested upon grant and paid at the time of the scheduled payment, no additional value would be recognized by the named executive officer solely as a result of their termination of employment.
(3)	The amounts reported in this column represent the total fair value on December 31, 2012 of the Chrysler Group Units related to (i) LTIP RSUs that would vest upon a named executive officer’s death or disability and (ii) LTIP PSUs and LTIP RSUs that would vest if a named executive officer is terminated within twenty four months of a change of control due to (a) a termination by us for other than for cause, (b) the participant’s death, or (c) the participant’s disability, based on a fair value of the Chrysler Group Units of $9.00.

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

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2012, Stephen M. Wolf served as the Chairman, and James J. Blanchard, Léo W. Houle and Dr. Ruth J. Simmons served as members, of our Compensation Committee. Mr. Blanchard’s service on the Compensation Committee ended when his three-year term on the Board of Directors expired in June 2012. Dr. Simmons began serving on the Compensation Committee when she joined the Board of Directors in June 2012. No member of the Compensation Committee is or has been an officer or employee of Chrysler Group at any time or had any relationship with Chrysler Group requiring disclosure as a related-party transaction. During the fiscal year ended December 31, 2012, none of our executive officers served as a member of the board of directors or compensation committee (or other board committee serving an equivalent function) of any unrelated entity that had one or more of its executive officers serving on our Board or Compensation Committee (or other board committee serving an equivalent function).

Director Compensation

Since our formation, our directors have received all of their Board fees in the form of equity-based awards. We believe that a substantial portion of our directors’ compensation should be in the form of equity-based awards so as to align the interests of our directors with our objectives to achieve long-term growth and appreciation in value for the benefit of our stakeholders.

When we established the directors’ compensation structure in 2009, all of the director compensation was in the form of equity-based awards in order to preserve cash for the Company’s operations. At that time, the only exceptions to equity-based compensation were the annual retainers paid to our then chairman and committee chairs. Pursuant to the Chrysler Group LLC 2009 Directors’ Restricted Stock Unit Plan, or the Directors’ Plan, restricted stock units were awarded to the original members of our Board of Directors in September 2009, and, at the Compensation Committee’s direction, on a pro-rata basis to Messrs. Houle and Lanaway in September 2011. Once granted, the restricted stock units vested in one-third increments on June 10th of each year, except that vesting for Messrs. Houle and Lanaway vested entirely on June 10, 2012. Vesting is accelerated upon death or permanent disability, and all unvested awards are forfeited upon cessation of service from the Board of Directors. An amount equal to the fair value of the Chrysler Group Units underlying any vested restricted stock units held by a director will be paid within 60 days following the date on which the director ceases to serve as a director. Payment of vested restricted stock units will be made in cash prior to a Chrysler Group IPO and, on and after a Chrysler Group IPO, in cash or shares of our publicly traded stock in our sole discretion. The number of Chrysler Group Units related to outstanding restricted stock units is subject to adjustment by the Compensation Committee in accordance with the terms of the 2009 Directors’ Plan.

In April 2012, the Board approved a directors’ compensation package for Board service from June 2012 through June 2013 that included $200,000 of directors’ compensation. Directors’ compensation would be in the form of 50% equity and 50% cash with the directors given the alternative to select compensation in the form of 100%

equity. All of the directors (other than Mr. Perkins who is precluded from receiving compensation for his Board service as described below) elected to receive their compensation in the form of 100% equity. Mr. Marchionne does not receive an annual retainer for his role as chairman.

Pursuant to the Amended and Restated Chrysler Group LLC Directors’ Restricted Stock Unit Plan, or the Amended Directors’ Plan, restricted stock units were awarded to the members of our Board of Directors (other than Mr. Perkins) in July 2012 and vest on June 10, 2013. Vesting is accelerated upon death or permanent disability, and all unvested awards are forfeited upon cessation of service from the Board of Directors. An amount equal to the fair value of the Chrysler Group Units underlying any vested restricted stock units held by a director will be paid within 60 days following the date on which the director ceases to serve as a director. Payment of vested restricted stock units will be made in cash prior to a Chrysler Group IPO and, on and after a Chrysler Group IPO, in cash or shares of our publicly traded stock in our sole discretion. The number of Chrysler Group Units related to outstanding restricted stock units is subject to adjustment by the Compensation Committee in accordance with the terms of the Amended Directors’ Plan.

Mr. Perkins was appointed to serve on the Board of Directors by the VEBA Trust. Mr. Perkins’ employer, the UAW, has a policy in place which precludes any of their employees from receiving compensation for board service. In July 2012, in recognition of the UAW’s policy, we amended our Operating Agreement to provide that the Director appointed by the VEBA Trust would not be eligible to receive compensation from us for his Board service if his employer has a policy in place that prohibits such compensation. Solely on account of these facts, we agreed to remit $200,000 to the VEBA Trust, payable in quarterly cash installments, as long as Mr. Perkins continues to serve on the Board during the June 2012 through June 2013 term.

Director Summary Compensation Table

The following summarizes the total compensation paid by us to our non-employee directors for services rendered during the year ended December 31, 2012.

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	All Other Compensation (3) ($)	Total ($)
Alfredo Altavilla	—	200,006	—	200,006
Governor James J. Blanchard (4)	—	—	863	863
Léo W. Houle	—	200,006	—	200,006
John B. Lanaway	—	200,006	1,300	201,306
Erickson N. Perkins (5)	—	—	—	—
Ruth J. Simmons (5)	—	200,006	403	200,409
Douglas M. Steenland	20,000	200,006	1,150	221,156
Ronald L. Thompson	25,000	200,006	1,150	226,156
Stephen M. Wolf	15,000	200,006	1,150	216,156

(1)	Our non-employee directors did not earn or receive an annual retainer fee in 2012 for their service as directors, other than our Lead Director, Mr. Thompson. Each non-employee committee chair was entitled to an annual retainer, the amount of which differed depending upon the committee, as follows: Audit Committee, $20,000 (Mr. Steenland) and Compensation Committee, $15,000 (Mr. Wolf).

(2)	The table below shows the aggregate number of restricted stock units outstanding for each non-employee director as of December 31, 2012:

Name	Aggregate Number of Restricted Stock Units at Last Fiscal Year-End (a) (#)
Alfredo Altavilla	524,510.5
Léo W. Houle	50,102
John B. Lanaway	50,102
Erickson N. Perkins (5)	—
Ruth J. Simmons (5)	25,032
Douglas M. Steenland	524,510.5
Ronald L. Thompson	524,510.5
Stephen M. Wolf	524,510.5

(a)	In late 2009, Messrs. Altavilla, Steenland, Thompson and Wolf received a grant of restricted stock units under the 2009 Directors’ Plan with an initial value of $600,000 for their service as directors of the Company from June 2009 through June 2012. On September 22, 2011, in accordance with the terms of the plan, the number of restricted stock units they had received was adjusted to preserve the economic value of the awards and offset the dilutive effect of changes in Fiat’s ownership interest. In September 2011, Messrs. Houle and Lanaway received a grant of restricted stock units under the 2009 Directors’ Restricted Stock Unit Plan with an initial value of $154,432 for their service as directors of the Company from September 2011 through June 2012. In July 2012, all of the members of our Board of Directors (other than Mr. Perkins) received a grant of restricted stock units under the Amended Directors’ Plan with an initial value of $200,006 for their service as directors from June 2012 through June 2013.
(3)	The amounts reported in this column represent the incremental cost to us for the Company furnished vehicle provided to our non-employee directors while serving as an active member of the Board. We calculate the incremental cost of providing the Company vehicles by comparing the cost of production against the value received upon the disposal of the vehicle plus the cost of maintenance and repair, insurance, licensing and registration fees. Directors are taxed on the imputed income attributed to personal use of Company vehicles and do not receive tax assistance from us. The amounts reported in this column do not include amounts paid to Mr. Blanchard for his vested restricted stock units upon the expiration of his term on the Board of Directors in accordance with the terms of the Directors’ Plan.
(4)	Term on the Board of Directors expired in June 2012.
(5)	Joined the Board of Directors in June 2012. With respect to Mr. Perkins, he receives no compensation from us as described above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information is provided in Item 11 of this 10-K.

The following sets forth information as of March 7, 2013, regarding the beneficial ownership of our Class A Membership Interests for: (i) each person known by us to beneficially own either class of our membership interests; (ii) each director; (iii) each of our named executive officers; and (iv) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes having voting and/or investment power with respect to the securities. Each of the persons and entities named in the table below have sole voting and sole investment power with respect to the membership interests set forth opposite each person’s or entity’s name.

As of March 7, 2013, there were 1,632,654 Class A Membership Interests authorized, issued and outstanding. Unless otherwise indicated, the address for each of the individuals listed in the table is c/o Chrysler Group LLC, 1000 Chrysler Drive, Auburn Hills, Michigan, 48326.

	Class A Membership Interests		Percent of Voting Power
Name and Address of Beneficial Owner	Number of Membership Interests	Percent of Class
UAW Retiree Medical Benefits Trust (1) P.O. Box 14309 Detroit, Michigan 48214	676,924	41.5%	41.5%
Fiat North America LLC (2) Via Nizza n. 250 10125 Torino, Italy	955,730	58.5%	58.5%

Directors and Named Executive Officers:

Alfredo Altavilla	—	—	—
Léo W. Houle	—	—	—
John B. Lanaway	—	—	—
Ruth J. Simmons	—	—	—
Erickson N. Perkins	—	—	—
Douglas M. Steenland	—	—	—
Ronald L. Thompson	—	—	—
Stephen M. Wolf	—	—	—
Sergio Marchionne	—	—	—
Richard K. Palmer	—	—	—
Holly E. Leese	—	—	—
Nancy A. Rae	—	—	—
Michael Manley	—	—	—
Directors and Executive Officers as a group, including those named above (23 persons)	—	—	—

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
(2)	On January 1, 2013, Fiat’s 200,000 Class B Membership Interests, which represented a 35 percent ownership interest in us, automatically converted to the proportionate share of Class A Membership Interests in accordance with the terms of the LLC Operating Agreement. As a result, Fiat continues to have a 58.5 percent ownership interest in us.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Fiat

On April 30, 2009, we entered into a master transaction agreement with Fiat and Old Carco under which we agreed to purchase the principal operating assets of Old Carco and its principal domestic subsidiaries, to assume certain of their liabilities, and to purchase the equity of Old Carco’s principal foreign subsidiaries. On June 10, 2009, we completed the 363 Transaction contemplated by the master transaction agreement following bankruptcy court approval in connection with Old Carco’s bankruptcy proceeding. In connection with the closing of the 363 Transaction, we issued Class B Membership Interests to an affiliate of Fiat, Fiat North America LLC. On January 1, 2013, our Class B Membership Interests automatically converted to Class A Membership Interests in accordance with the terms of our LLC Operating Agreement. As a result of the conversion and other transactions, Fiat North America LLC holds a portion of our Class A Membership Interests representing a 58.5 percent ownership interest in us. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Fiat Ownership Interest for additional information. We also entered into the master industrial agreement and related ancillary agreements described below with Fiat and certain of its affiliates in accordance with the terms of the master transaction agreement.

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

In addition, we are cooperating on: (i) engineering and development activities, such as those related to the CUSW platform utilized for the new Dodge Dart, as described under Item 1. Business —Alliance with Fiat and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Progress on our Strategic Business Plan in 2012; (ii) manufacturing activities, such as implementation of WCM processes utilized by Fiat in our manufacturing plants; and (iii) the manufacture, assembly, or sale of built-up vehicles, engines, transmissions, components, or other products. We have both also committed to identifying further possible product portfolio sharing. For example, we licensed certain vehicle technology to Fiat for a vehicle that Fiat’s Chinese joint venture began to produce in September 2012.

•	Distribution —We have established: (i) Fiat’s role in the distribution of our vehicles and service parts in Europe and other specified markets outside of North America, including the appointment of Fiat as the general distributor and importer in those markets, directly or indirectly, and of wholesale and retail financing for our vehicles in certain markets outside of North America; (ii) our role as the exclusive distributor and importer of Fiat and Alfa Romeo brand vehicles and service parts within North America; and (iii) implementation of distribution strategies.

We began implementing our distribution strategy for non-North American markets in 2010. Fiat initially assumed the management of our distribution and sales operations in select European countries in 2010, and in June 2011, Fiat became our general distributor for Europe selling our products through a network of newly appointed dealers. In connection with this transition, we also sold several dealerships that we owned and certain assets of 15 of our international distribution centers in Europe to Fiat. We are now distributing Fiat vehicles in certain markets through our international distribution centers around the world. In addition, financial services affiliates of Fiat are providing financing to our dealers and their customers in China, Argentina and Brazil.

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

•	Procurement —We continue to integrate our procurement activities with Fiat’s procurement operations, including: (i) the establishment of joint purchasing programs designed to yield preferred pricing and logistics terms, particularly with respect to shared parts and components and common suppliers; and (ii) the restructuring of our procurement activities and integration with Fiat’s procurement operations.

•	Information and Communication Technology —We and Fiat are coordinating our respective information and communication technologies. Ongoing efforts include: (i) identification of ways to reduce the costs of such technologies and generate other benefits; (ii) prioritization of systems, applications and infrastructure initiatives based on our business plan targets; (iii) implementation of common technology solutions in various functional areas, including upgraded engineering product lifecycle management and computer-aided design tools, and adoption of the SAP system currently used by Fiat to replace our finance, procurement, and capital project and investment management systems; and (iv) deployment of emerging communication, collaboration and server network technologies. We have largely completed the planned transition of our business process systems outside North America to Fiat’s systems.

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

Other Transactions

We have also entered into the following transactions with Fiat or its affiliates:

•	In March 2010, we entered into a multi-year agreement with an affiliate of Fiat to provide it with service parts distribution services in North America, on a per-service fee basis. We received approximately $1.4 million for such services during the year ended December 31, 2012.

•	In October 2010, we entered into a non-binding memorandum of understanding with an affiliate of Fiat to license certain technology, and to provide certain products and engineering services. In January 2011, we entered into a subsequent definitive technology license agreement with a Fiat affiliate, that includes a one-time license fee of $37 million. We are supplying select components to this Fiat affiliate (both directly and indirectly through another affiliate) and, pending finalization and execution of certain engineering statements of work under a master engineering agreement, we have provided engineering services. For the year ended December 31, 2012, we have received approximately $28.4 million for these services. We will continue to receive payments on a per-service fee basis.

•	In August 2010, we entered into a multi-year agreement with a Fiat affiliate for the provision of various administrative services to support our operations in Australia. We paid approximately $264,000 for these services in 2012.

•	In January 2011, we entered into a multi-year agreement with Fiat to provide our service diagnostic tools to Fiat for use in its dealerships and authorized repair facilities. As part of this agreement, we will supply tools to Fiat and perform software development services, and we will also provide ongoing maintenance services. We invoice Fiat on a periodic basis for tools and services rendered. For the year ended December 31, 2012, we have received approximately $5.7 million for these services.

•	In March 2011, we entered into an agreement with a Fiat affiliate to purchase tax credits in Venezuela for $8.1 million.

•	In May 2011, we entered into a five-year agreement with a Fiat affiliate to provide us with service parts for certain competitive brand vehicles that we will sell through retail and wholesale channels. Our total purchases under this agreement were $25 million for the year ended December 31, 2012.

•	In December 2011, we entered into a multi-year agreement with a joint venture affiliate of Fiat in China, pursuant to which we will sell vehicles and service parts that we manufacture for distribution through Fiat’s dealer network in China. In addition, we are selling select vehicle components to this Fiat affiliate. For the year ended December 31, 2012, we have received approximately $112 million for these vehicles, service parts, and components. In January 2013, we also entered into a non-binding memorandum of understanding with this joint venture for the potential license of certain vehicle and engine technology for the local production of Jeep vehicles that will be sold only in China.

•	We began distribution of Fiat vehicles and service parts in Russia in 2012 and in June 2012, we entered into an agreement to sell our Fiat dealer receivables to a financial services affiliate of Fiat. Our total receivable sales under this agreement were approximately $22.5 million for the year ended December 31, 2012.

•	We are negotiating a multi-year agreement with a Fiat affiliate to receive transactional processing services. The agreement is expected to be finalized in 2013.

•	During 2012, we entered into a multi-year agreement with an affiliate of Fiat to obtain transportation services, as well as cost allocation agreements with Fiat to share costs associated with certain security and related expenses incurred regarding Mr. Marchionne while in Michigan working on our behalf, or traveling globally on behalf of us and Fiat. We paid approximately $300,000 for such services during the year ended December 31, 2012.

•	In 2012, we consolidated our purchase of certain property and liability insurance coverage for the 2013 calendar year together with Fiat and its affiliates to achieve reduced premiums and enhanced coverage. Certain Fiat-affiliated insurance companies participated in this transaction as brokers and as reinsurers, and will receive approximately $1.2 million in 2013 to be funded out of the premiums we pay to the applicable underwriters.

•	We entered into an agreement, effective June 2012, in which a Fiat affiliate will sponsor certain sporting events in which we participate, for which we will receive $300,000.

•	We are currently negotiating a cooperation agreement with a Fiat affiliate to assist them in meeting requirements under certain federal and state vehicle emissions regulations. The agreement is expected to be finalized in early 2013.

From time to time, we also purchase or sell goods and services from or to Fiat affiliates in the ordinary course through competitive bids or directed sourcing, when applicable.

In total, our transactions with Fiat for the year ended December 31, 2012, included $2,689 million of goods and services Fiat purchased from us, and $1,504 million of goods and services we purchased from Fiat. In addition, during the year ended December 31, 2012, we recognized reimbursements due from Fiat of $51 million and recognized reimbursements due to Fiat of $45 million for costs related to shared engineering and development activities performed under the product and platform sharing agreement that is part of our industrial alliance.

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

In September 2011, Fiat formed the GEC, to oversee and enhance the operational integration of all Fiat affiliates, including Chrysler Group. Members of the GEC include Messrs. Marchionne, Palmer and Manley, as well as other Fiat and Chrysler Group executives. Nevertheless, Chrysler Group and Fiat remain distinct legal entities with separate governance. The GEC cannot contractually bind Chrysler Group, and recommendations made by the GEC to Chrysler Group, including transactions with Fiat companies, are subject to Chrysler Group’s governance procedures. Refer to Item 10. Directors, Executive Officers and Corporate Governance —Corporate Governance for additional information.

Policies and Processes for Transactions Involving Related Parties

As to agreements we have with or for the benefit of our affiliates, our LLC Operating Agreement provides that transactions involving aggregate payments in excess of $25 million must be approved by a majority of the disinterested directors of our Board. If there are no disinterested directors, our Board must obtain the favorable opinion of an independent expert as to the fairness of the transaction. We have a separate written policy that further delineates this process for transactions with Fiat and its affiliates, which requires that negotiation of every Company transaction with a Fiat affiliate, regardless of type or financial value, must involve an officer without employment or significant management ties to a Fiat affiliate, as well as representatives from our Business Development team and our Office of the General Counsel. Once negotiated, transactions over $25 million are elevated by our Business Development team to the Audit Committee to perform an in-depth review before recommending approval to the disinterested directors of the full Board. Otherwise, any ordinary course purchase order transaction with a Fiat affiliate involving a value in excess of $25 million is brought to the disinterested directors by our Global Purchasing team. Also, certain categories of transactions contemplated by the master industrial agreement may be pre-approved by the disinterested directors. Our management team also reports regularly to our Board regarding the status of our principal agreements and financial exchanges with Fiat.

We also have a written policy that governs related party transactions not involving Fiat and its affiliates, in which our Board has delegated to the Audit Committee the authority to review and approve any transaction involving us and any of our executive officers, directors, director nominees, or any beneficial owner of five percent or more of our equity. Transactions between the Company and immediate family members of any of the above parties are also subject to this process. In its review, the Audit Committee must consider each such transaction and determine whether it is in the best interests of the Company, whether comparable commercial terms could be obtained in an arms’ length transaction with an unrelated party, whether such an agreement would trigger a default under the Company’s financing agreements and whether required internal approvals were obtained. To date, there have been no such transactions other than the agreement to remit $200,000 to the VEBA Trust, payable in quarterly cash installments, as long as Mr. Perkins continues to serve on the Board during the June 2012 through June 2013 term. This arrangement was approved by the full Board of Directors with Mr. Perkins abstaining. We entered into this arrangement in light of the fact that Mr. Perkins, who was appointed to serve on the Board of Directors by the VEBA Trust, had requested that he receive no compensation for his Board service in accordance with the policy of his employer, the UAW. Refer to Item 11. Executive Compensation —Director Compensation for additional information.

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

Messrs. Altavilla and Marchionne are employed by Fiat and do not qualify as independent directors under the New York Stock Exchange standards. The Board has determined that all of its other members, Ms. Simmons and

Messrs. Houle, Lanaway, Perkins, Steenland, Thompson and Wolf, qualify as independent directors under those standards.

Item 14.	Principal Accounting Fees and Services

The Audit Committee retained Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates, collectively, Deloitte & Touche, to audit our consolidated financial statements for the years ended December 31, 2012 and 2011. We also retained Deloitte & Touche, as well as other accounting and consulting firms, to provide various other services in 2012 and 2011.

The aggregate fees billed to us for professional services performed by Deloitte & Touche were as follows (in millions of dollars):

	Years Ended December 31,
	2012	2011
Audit fees (1)	$11	$12
Audit-related fees (2)	—	2
Tax fees (3)	1	1
All other fees (4)	1	—

Total	$13	$15

(1)	Audit fees include fees for the audit of our annual Consolidated Financial Statements, reviews of interim financial statements included in our Quarterly Reports on Form 10-Q and audits and reviews of statutory and regulatory filings.
(2)	Audit-related fees include fees for assurance and related services which include services related to employee benefit plan audits, internal control consultations, issuance of consents and consultation concerning financial accounting and reporting standards.
(3)	Tax fees include fees for services performed for tax compliance, planning and advice. Tax planning and advice also include assistance with tax audits, appeals and tax advice related to specific transactions.
(4)	We did not engage Deloitte & Touche for any other significant services for the years ended December 31, 2012 and 2011.

The services performed by Deloitte & Touche during the years ended December 31, 2012 and 2011, were preapproved in accordance with the pre-approval policy and procedures established by the Audit Committee. This policy requires the independent registered public accounting firm to present the proposed audit services and related fees to the Audit Committee for approval prior to the commencement of the services. Amounts exceeding the initially approved audit fees, or audit services not initially contemplated or considered during the initial approval, must be separately approved by the Audit Committee.

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

The Audit Committee determined that all services provided by Deloitte & Touche during the years ended December 31, 2012 and 2011, were compatible with maintaining their independence as principal accountants.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

(a)	Documents filed as part of Chrysler Group LLC’s 2012 Annual Report on Form 10-K

(1)	Financial Statements – Chrysler Group LLC and Consolidated Subsidiaries’ consolidated financial statements.

Page(s)
- Report of Independent Registered Public Accounting Firm	94

- Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010	95

- Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012, 2011 and 2010	96

- Consolidated Balance Sheets as of December 31, 2012 and 2011	97

- Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	98-99

- Consolidated Statements of Members’ Deficit for the years ended December 31, 2012, 2011 and 2010	100

- Notes to Consolidated Financial Statements	101-181

(2)	Financial Statement Schedule:

Page(s)
- Chrysler Group LLC and Consolidated Subsidiaries’ Financial Statement Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010	241

All other schedules have been omitted because the required information is not applicable or is included in the accompanying audited consolidated financial statements and notes thereto.

(b)	Exhibits

Exhibit Number	Description of Documents

2.1	Master Transaction Agreement, dated as of April 30, 2009, among Fiat S.p.A., Chrysler Group LLC, Old Carco LLC and the other subsidiaries of Old Carco LLC identified therein (incorporated by reference to Exhibit 2.1 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

2.2	First Amendment, dated as of May 31, 2009, to the Master Transaction Agreement, dated as of April 30, 2009, among Fiat S.p.A., Chrysler Group LLC, Old Carco LLC and the other subsidiaries of Old Carco LLC identified therein (incorporated by reference to Exhibit 2.2 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

2.3	Second Amendment, dated as of June 5, 2009, to the Master Transaction Agreement, dated as of April 30, 2009, among Fiat S.p.A., Chrysler Group LLC, Old Carco LLC and the other subsidiaries of Old Carco LLC identified therein (incorporated by reference to Exhibit 2.3 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

2.4	Third Amendment, dated as of June 10, 2009, to the Master Transaction Agreement, dated as of April 30, 2009, among Fiat S.p.A., Chrysler Group LLC, Old Carco LLC and the other subsidiaries of Old Carco LLC identified therein (incorporated by reference to Exhibit 2.4 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

2.5	Fourth Amendment, dated as of October 29, 2009, to the Master Transaction Agreement, dated as of April 30, 2009, among Fiat S.p.A., Chrysler Group LLC, Old Carco LLC and the other subsidiaries of Old Carco LLC identified therein (incorporated by reference to Exhibit 2.5 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

3.1	Certificate of Formation of Chrysler Group LLC, as amended (incorporated by reference to Exhibit 3.1 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)

3.2*	Composite Third Amended and Restated Limited Liability Company Operating Agreement of Chrysler Group LLC

3.3*	First Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of Chrysler Group LLC, dated as of July 27, 2012

4.1	Indenture, dated as of June 10, 2009, between Chrysler Group LLC, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

4.2	First Supplemental Indenture, dated as of March 9, 2010, to the Indenture, dated as of June 10, 2009, between Chrysler Group LLC, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

Exhibit Number	Description of Documents

4.3	Registration Rights Agreement, dated as of June 10, 2009 by and between Chrysler Group LLC and UAW Retiree Medical Benefits Trust (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

4.4	Indenture, relating to the Notes, dated as of May 24, 2011, among the Company, the Co-Issuer, the guarantors named on the signature pages thereto and Wilmington Trust FSB, as trustee and Citibank, N.A., as collateral agent, paying agent, registrar and authenticating agent (incorporated by reference to Exhibit 4.2 of Chrysler Group LLC’s Current Report on Form 8-K, filed with the SEC on May 24, 2011, File No. 000-54282)

4.5*	First Supplemental Indenture, dated as of February 2, 2012, to the Indenture, relating to the Notes, dated as of May 24, 2011, among the Company, the Co-Issuer, the guarantors named on the signature pages thereto and Wilmington Trust National Association, as successor by merger to Wilmington Trust FSB, as trustee and Citibank, N.A., as collateral agent, paying agent, registrar and authenticating agent

4.6	Registration Rights Agreement, dated as of May 24, 2011, among the Company, the Co-Issuer, the guarantors named on the signature pages thereto, Merrill Lynch, Pierce, Fenner & Smith Inc., Goldman, Sachs & Co., Citigroup Global Markets Inc. and Morgan Stanley & Co. Inc. (incorporated by reference to Exhibit 4.3 of Chrysler Group LLC’s Current Report on Form 8-K, filed with the SEC on May 24, 2011, File No. 000-54282)

10.1	Senior Credit Agreement, dated as of May 24, 2011, among the Company, the guarantors named on the signature pages thereto, the lenders named therein, and Citibank, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 4.1 of Chrysler Group LLC’s Current Report on Form 8-K, filed with the SEC on May 24, 2011, File No. 000-54282)

10.2	Master Industrial Agreement, dated as of June 10, 2009, by and among Fiat Group Automobiles S.p.A., Fiat Powertrain Technologies S.p.A, Fiat North America LLC and Chrysler Group LLC (incorporated by reference to Exhibit 10.19 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

10.3	Shareholders Agreement, dated as of June 10, 2009, by and among Fiat North America LLC, The U.S. Department Of The Treasury, 7169931 Canada Inc., the UAW Retiree Medical Benefits Trust (VEBA), the VEBA holding companies identified therein and Chrysler Group LLC (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

10.4	Assignment and Assumption and Consent Agreement, dated as of June 10, 2009, by and among UAW Retiree Medical Benefits Trust and Chrysler Group LLC (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

10.5	UAW Retiree Settlement Agreement, dated June 10, 2009, between Chrysler Group LLC and the International Union, United Automobiles, Aerospace and Agricultural Implement Workers of America (incorporated by reference to Exhibit 10.14 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

10.6Þ	Auto Finance Operating Agreement, dated as of April 30, 2009, by and between Ally Financial Inc. and Chrysler Group LLC (incorporated by reference to Exhibit 10.20 of Amendment No. 5 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on May 12, 2011, File No. 000-54282)

Exhibit Number	Description of Documents

10.7*Þ	Master Private Label Financing Agreement, dated as of February 6, 2013, by and between Chrysler Group LLC and Santander Consumer USA Inc.

10.8▲	Chrysler Group LLC Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10.28 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)

10.9▲	Chrysler Group LLC Executive Employees’ Supplemental Managed Retirement Plan (incorporated by reference to Exhibit 10.29 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)

10.10▲	Chrysler Group LLC Restricted Stock Unit Plan, as amended (incorporated by reference to Exhibit 10.30 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)

10.11▲	Form of Award Notice under the Chrysler Group LLC Restricted Stock Unit Plan dated November 12, 2009 (incorporated by reference to Exhibit 10.31 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)

10.12▲	Form of Award Notice under the Chrysler Group LLC Restricted Stock Unit Plan dated March 12, 2010 (incorporated by reference to Exhibit 10.32 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)

10.13▲	Form of Award Notice under the Chrysler Group LLC Restricted Stock Unit Plan dated January 20, 2011 (incorporated by reference to Exhibit 10.33 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)

10.14▲	Chrysler Group LLC Deferred Phantom Share Plan, as amended (incorporated by reference to Exhibit 10.34 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)

10.15▲	Amended and Restated Chrysler Group LLC Directors’ Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.1 of Chrysler Group LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 14, 2012, File No. 000-54282)

10.16*▲	Form of Award Notice under the Amended and Restated Chrysler Group LLC Directors’ Restricted Stock Unit Plan

10.17▲	Termination Allowance Plan (incorporated by reference to Exhibit 10.37 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)

10.18	Letter Agreement, dated as of April 20, 2011, between Chrysler Group LLC and the U.S. Department of the Treasury (incorporated by reference to Exhibit 10.33 of Amendment No. 4 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on May 9, 2011, File No. 000-54282)

10.19▲	Letter Agreement between Chrysler Group LLC and Holly E. Leese (incorporated by reference to Exhibit 10.21 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

Exhibit Number	Description of Documents

10.20▲	Letter Agreement between Chrysler Group LLC and Nancy A. Rae (incorporated by reference to Exhibit 10.22 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

10.21▲	Chrysler Group LLC Performance and Leadership Management Award Plan (incorporated by reference to Exhibit 10.20 of Chrysler Group LLC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 6, 2012, File No. 000-54282)

10.22▲	Chrysler Group LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 of Chrysler Group LLC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 6, 2012, File No. 000-54282)

10.23▲	Form of Restricted Share Unit Award Agreement under the Chrysler Group LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 of Chrysler Group LLC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 6, 2012, File No. 000-54282)

10.24▲	Form of Performance Share Unit Award Agreement under the Chrysler Group LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.23 of Chrysler Group LLC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 6, 2012, File No. 000-54282)

10.25▲	UAR Award Grant Letter, dated December 3, 2012 (incorporated by reference to Exhibit 10.1 of Chrysler Group LLC’s Current Report on Form 8-K, filed with the SEC on December 7, 2012, File No. 000-54282)

12.1*	Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of the Registrant

31.1*	Section 302 Certification of the Chief Executive Officer

31.2*	Section 302 Certification of the Chief Financial Officer

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Call Option Agreement Regarding Equity Securities of Chrysler Group LLC, dated as of June 10, 2009, by and among Fiat North America LLC, The U.S. Department Of The Treasury, and the UAW Retiree Medical Benefits Trust (incorporated by reference to Exhibit 99.1 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

99.2	Equity Recapture Agreement, dated June 10, 2009, by and among The U.S. Department Of The Treasury, UAW Retiree Medical Benefits Trust (VEBA), and the VEBA holding companies identified therein (incorporated by reference to Exhibit 99.3 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

Exhibit Number	Description of Documents

101.INS†ø	XBRL Instance Document

101.SCH†ø	XBRL Taxonomy Extension Schema Document

101.CAL†ø	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†ø	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†ø	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†ø	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed electronically herewith
Þ	Confidential treatment has been requested or previously granted to portions of this exhibit by the SEC
▲	Indicates management contract or compensatory plan or arrangement
†	Furnished herewith
ø	Submitted electronically herewith

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Period
For the Year Ended December 31, 2012
Allowances deducted from assets:
Allowance for doubtful accounts on trade receivables	$68	$5	$—	$(17) (1)	$56
Valuation allowance on deferred tax assets	1,124	28	117 (2)	(105)	1,164
For the Year Ended December 31, 2011
Allowances deducted from assets:
Allowance for doubtful accounts on trade receivables	102	24	—	(58) (1)	68
Valuation allowance on deferred tax assets	852	35	237 (3)	—	1,124
For the Year Ended December 31, 2010
Allowances deducted from assets:
Allowance for doubtful accounts on trade receivables	68	34	—	—	102
Valuation allowance on deferred tax assets	801	51	—	—	852

(1)	Trade receivable write-offs, subsequent collections and other adjustments.
(2)	Amounts charged to AOCI, deferred tax assets and deferred tax liabilities.
(3)	Amounts charged to AOCI.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHRYSLER GROUP LLC

Dated: March 7, 2013	By:	/S/ RICHARD K. PALMER
	Name:	Richard K. Palmer
	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ SERGIO MARCHIONNE Sergio Marchionne	Chairman of the Board, Chief Executive Officer, Chief Operating Officer and President (principal executive officer)	March 7, 2013

/S/ RICHARD K. PALMER Richard K. Palmer	Senior Vice President and Chief Financial Officer (principal financial officer)	March 7, 2013

/S/ ALESSANDRO GILI Alessandro Gili	Chief Accounting Officer and Corporate Controller (principal accounting officer)	March 7, 2013

/S/ RONALD L. THOMPSON Ronald L. Thompson	Lead Director	March 7, 2013

/S/ ALFREDO ALTAVILLA Alfredo Altavilla	Director	March 7, 2013

/S/ LÉO W. HOULE Léo W. Houle	Director	March 7, 2013

/S/ JOHN B. LANAWAY John B. Lanaway	Director	March 7, 2013

/S/ ERICKSON N. PERKINS Erickson N. Perkins	Director	March 7, 2013

/S/ RUTH J. SIMMONS Ruth J. Simmons	Director	March 7, 2013

/S/ DOUGLAS M. STEENLAND Douglas M. Steenland	Director	March 7, 2013

/S/ STEPHEN M. WOLF Stephen M. Wolf	Director	March 7, 2013