Form 10-Q
period 2013-03-31
Chrysler Group LLC
filed 2013-05-14
CIK 1513153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

There is no public market for our equity securities. As of May 14, 2013, there were 1,632,654 Class A Membership Interests issued and outstanding.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Form 10-Q for the Quarterly Period Ended March 31, 2013

INDEX

Part I —Financial Information

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

Forward-Looking Statements

This report contains forward-looking statements that reflect our current views about future events. We use the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “will,” “intend,” “may,” “plan,” “project,” “should,” “could,” “seek,” “designed,” “potential,” “forecast,” “target,” “objective,” “goal,” or the negatives of such terms or other similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. For additional discussion of these risks, refer to Item 1A. Risk Factors in our 2012 Annual Report on Form 10-K, or 2012 Form 10-K. These factors include, but are not limited to:

•	continued economic weakness, elevated unemployment levels and low consumer confidence, especially in North America, where we sell most of our vehicles;

•	the impact of sustained weak economic conditions in several European nations in which we plan to increase sales of Chrysler Group vehicles, and where Fiat, our alliance partner, is organized and derives significant revenues;

•	our ability to realize benefits from our industrial alliance with Fiat;

•	our ability to increase vehicle sales outside of North America;

•	our ability to regularly introduce new and significantly refreshed vehicles that appeal to consumers;

•	our ability to execute new vehicle launches and keep pace with demand for certain of our vehicles and components without eroding our quality or incurring unanticipated costs;

•	increases in fuel prices that may adversely impact demand for certain of our best-selling, higher margin vehicles;

•	competitive pressures that may limit our ability to reduce sales incentives, achieve better pricing and grow our profitability;

•	the potential inability of our dealers and customers to obtain affordably priced financing on a timely basis due to our current lack of a captive finance company and our recent transition to a new private-label financing provider;

•	our ability to control costs and implement cost reduction and productivity improvement initiatives;

•	disruption of production or delivery of new vehicles due to shortages of materials, including supply disruptions resulting from natural disasters, labor strikes or supplier insolvencies;

•	changes and fluctuations in the prices of raw materials, parts and components;

•	our ability to accurately forecast demand for our vehicles, especially in light of the lead time required to adjust our manufacturing capabilities;

•	our substantial indebtedness and limitations on our liquidity that may limit our ability to execute our business plan;

•	changes in currency exchange rates and interest rates;

•	changes in laws, regulations and government policies, particularly those relating to vehicle emissions, fuel economy and safety;

•	the impact of vehicle defects and/or product recalls; and

•	interruptions to our business operations caused by information technology systems failures arising from our transition to new, enterprise-wide software systems or from potential cyber security incidents.

If any of these risks and uncertainties materialize, or if the assumptions underlying any of our forward-looking statements prove incorrect, then our actual results, level of activity, performance or achievements may be materially different from those we express or imply by such statements. The risks described in Item 1A. Risk Factors of our 2012 Form 10-K are not exhaustive. Other sections of our 2012 Form 10-K describe additional factors that could adversely affect our business, financial condition or results of operations. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those implied by any forward-looking statements. In addition, any forward-looking statements are based on the assumption that the Company maintains its status as a partnership for U.S. federal and state income tax purposes and do not consider the impact of a potential conversion into a corporation. We do not intend, or assume any obligation, to update these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements referred to above and included elsewhere in this report.

PART I – Financial Information

Item 1. Condensed Consolidated Financial Statements

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

Chrysler Group LLC

Auburn Hills, MI

We have reviewed the condensed consolidated balance sheet of Chrysler Group LLC and subsidiaries (“the Company”) as of March 31, 2013, and the related condensed consolidated statements of income, comprehensive income, cash flows, and members’ deficit for the three-month period ended March 31, 2013. These financial statements are the responsibility of the Company’s management. The condensed consolidated financial statements of the Company as of March 31, 2012 and for the three-month period then ended were reviewed by other auditors whose report dated March 7, 2013 stated that based on their review they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States of America. The consolidated balance sheet of the Company as of December 31, 2012, and the related consolidated statements of income, comprehensive loss, cash flows, and members’ deficit for the year then ended (not presented herein) were audited by other auditors whose report dated March 7, 2013 expressed an unqualified opinion on those statements.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the 2013 condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Detroit, Michigan

May 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

Chrysler Group LLC

Auburn Hills, MI

We have reviewed the accompanying condensed consolidated statements of income, comprehensive income, cash flows, and members’ deficit of Chrysler Group LLC and subsidiaries (the “Company”) for the three-month period ended March 31, 2012. These interim financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for the three-month period ended March 31, 2012 for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2012, and the related consolidated statements of operations, comprehensive loss, cash flows, and members’ deficit for the year then ended (not presented herein); and in our report dated March 7, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan

March 7, 2013

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited – in millions of dollars)

		Three Months Ended March 31,
	Notes	2013	2012
Revenues, net		$15,385	$16,359
Cost of sales		13,136	13,791

GROSS MARGIN		2,249	2,568
Selling, administrative and other expenses		1,227	1,220
Research and development expenses, net		577	589
Restructuring income, net	16	(4)	(14)
Interest expense	4	263	277
Interest income		(12)	(10)

INCOME BEFORE INCOME TAXES		198	506
Income tax expense	10	32	33

NET INCOME		$166	$473

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited – in millions of dollars)

		Three Months Ended March 31,
	Note	2013	2012
Net income		$166	$473
Other comprehensive income (loss) (1)	3	165	(75)

TOTAL COMPREHENSIVE INCOME		$331	$398

(1)	Net of $0 of taxes

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited – in millions of dollars)

	Notes	March 31, 2013	December 31, 2012
CURRENT ASSETS:
Cash and cash equivalents		$11,874	$11,614
Restricted cash	11	14	28
Trade receivables, net of allowance for doubtful accounts of $47 and $56, respectively		1,355	1,179
Inventories	5	5,336	4,998
Prepaid expenses and other assets	7	1,397	1,108
Deferred taxes		22	23

TOTAL CURRENT ASSETS		19,998	18,950
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net of accumulated depreciation and amortization of $8,596 and $8,089, respectively		15,660	15,491
Equipment and other assets on operating leases, net of accumulated depreciation and amortization of $51 and $84, respectively		1,061	976

TOTAL PROPERTY AND EQUIPMENT		16,721	16,467
OTHER ASSETS:
Advances to related parties and other financial assets		47	47
Restricted cash	11	337	343
Goodwill		1,361	1,361
Other intangible assets, net	6	3,388	3,360
Prepaid expenses and other assets	7	414	403
Deferred taxes		37	40

TOTAL OTHER ASSETS		5,584	5,554

TOTAL ASSETS		$42,303	$40,971

CURRENT LIABILITIES:
Trade liabilities		$10,801	$9,734
Accrued expenses and other liabilities	8	8,710	8,518
Current maturities of financial liabilities	9	367	456
Deferred revenue		934	862
Deferred taxes		76	71

TOTAL CURRENT LIABILITIES		20,888	19,641
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	8	15,151	15,537
Financial liabilities	9	12,126	12,147
Deferred revenue		984	822
Deferred taxes		84	83

TOTAL LONG-TERM LIABILITIES		28,345	28,589
Commitments and contingencies	11	—	—

MEMBERS’ DEFICIT:
Membership Interests
Class A Membership Interests —1,632,654 and 1,061,225 units authorized, issued and outstanding at March 31, 2013 and December 31, 2012, respectively	15	—	—
Class B Membership Interests —None at March 31, 2013 and 200,000 units authorized, issued and outstanding at December 31, 2012	15	—	—
Contributed capital		2,645	2,647
Accumulated losses		(2,420)	(2,586)
Accumulated other comprehensive loss		(7,155)	(7,320)

TOTAL MEMBERS’ DEFICIT		(6,930)	(7,259)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT		$42,303	$40,971

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – in millions of dollars)

		Three Months Ended March 31,
	Notes	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES		$1,210	$2,604

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets		(780)	(924)
Proceeds from disposals of property, plant and equipment		2	1
Purchases of equipment and other assets on operating leases		(4)	(4)
Proceeds from disposals of equipment and other assets on operating leases		1	31
Change in restricted cash		20	12

NET CASH USED IN INVESTING ACTIVITIES		(761)	(884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Canadian Health Care Trust Note	9	(45)	—
Repayments of Auburn Hills Headquarters loan		(12)	(12)
Repayments of Tranche B Term Loan		(8)	(8)
Repayment of Mexican development banks credit facility		(8)	—
Repayments of Gold Key Lease financing		—	(20)
Net borrowings from Fiat	15	2	—
Net repayments of other financial liabilities		(20)	(24)
Distribution for state tax withholding obligations on behalf of members		(4)	(1)

NET CASH USED IN FINANCING ACTIVITIES		(95)	(65)

Effect of exchange rate changes on cash and cash equivalents		(94)	—

Net change in cash and cash equivalents		260	1,655
Cash and cash equivalents at beginning of period		11,614	9,601

Cash and cash equivalents at end of period		$11,874	$11,256

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT

(Unaudited – in millions of dollars)

	Note	Contributed Capital	Accumulated Losses	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2013		$2,647	$(2,586)	$(7,320)	$(7,259)
Distribution for state tax withholding obligations on behalf of members		(2)	—	—	(2)
Net income		—	166	—	166
Total other comprehensive income	3	—	—	165	165

Balance at March 31, 2013		$2,645	$(2,420)	$(7,155)	$(6,930)

Balance at January 1, 2012		$2,657	$(4,254)	$(4,438)	$(6,035)
Distribution for state tax withholding obligations on behalf of members		(3)	—	—	(3)
Net income		—	473	—	473
Total other comprehensive loss	3	—	—	(75)	(75)

Balance at March 31, 2012		$2,654	$(3,781)	$(4,513)	$(5,640)

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

Chrysler Group was formed on April 28, 2009 as a Delaware limited liability company. As of March 31, 2013, Fiat and the United Auto Workers’ Retiree Medical Benefits Trust (the “VEBA Trust”) had a 58.5 percent and 41.5 percent ownership interest in us, respectively. Refer to Note 15, Other Transactions with Related Parties, for additional information regarding Fiat’s exercise of its call option rights to acquire additional portions of the VEBA Trust’s membership interests in the Company.

We design, engineer, manufacture, distribute and sell vehicles under the brand names Chrysler, Jeep, Dodge and Ram. As part of our industrial alliance with Fiat, we also manufacture Fiat vehicles in North America, which we distribute for ourselves throughout North America and sell to Fiat for distribution elsewhere in the world. Our product lineup includes passenger cars, utility vehicles, which include sport utility vehicles and crossover vehicles, minivans and trucks. We also sell automotive service parts and accessories under the Mopar brand name.

Our products are sold in more than 120 countries around the world. We sell our products to dealers and distributors for sale to retail customers and fleet customers, which include rental car companies, commercial fleet customers, leasing companies and government entities. The majority of our operations, employees, independent dealers and sales are in North America, primarily in the U.S. Approximately 10 percent of our vehicle sales in 2012 were outside North America, principally in Asia Pacific, South America and Europe. Vehicle, service parts and accessories sales outside North America are primarily through wholly-owned, affiliated or independent distributors and dealers. Fiat is the general distributor of our vehicles and service parts in Europe, selling our products through a network of dealers. Refer to Note 15, Other Transactions with Related Parties, for additional information regarding our industrial alliance and other transactions with Fiat.

Note 2. Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our 2012 Annual Report on Form 10-K (“2012 Form 10-K”) as filed with the U.S. Securities and Exchange Commission.

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance to clarify a parent company’s accounting for the release of the cumulative translation adjustment into net income upon

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 2. Basis of Presentation and Recent Accounting Pronouncements —Continued

Recent Accounting Pronouncements —Continued

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

In February 2013, the FASB issued updated guidance in relation to the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied retrospectively for all periods presented for those obligations resulting from joint and several liability arrangements that exist at the beginning of the fiscal year of adoption. We will comply with this guidance as of January 1, 2014, and we are evaluating the potential impact on our consolidated financial statements.

In February 2013, the FASB issued updated guidance that amends the reporting of amounts reclassified out of accumulated other comprehensive income (loss) (“AOCI”). These amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component, either on the face of the financial statement where net income is presented or in the notes to the financial statements. This guidance was effective for fiscal periods beginning after December 15, 2012, and was to be applied prospectively. We adopted this guidance as of January 1, 2013, and it did not have a material impact on our consolidated financial statements.

In October 2012, the FASB issued updated guidance on technical corrections and other revisions to various FASB codification topics. The guidance represents changes to clarify the codification, correct unintended application of the guidance or make minor improvements to the codification. The guidance also amends various codification topics to reflect the measurement and disclosure requirements of Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. Certain amendments in this guidance were effective for fiscal periods beginning after December 15, 2012, while the remainder of the amendments were effective immediately. We previously adopted the guidance that was effective immediately and adopted the remainder of the guidance as of January 1, 2013, and it did not have a material impact on our consolidated financial statements.

In December 2011, the FASB issued updated guidance which amends the disclosure requirements regarding the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. Under the guidance, an entity must disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued updated guidance which clarified that the 2011 amendment to the balance sheet offsetting standard does not cover transactions that are not considered part of the guidance for derivatives and hedge accounting. This guidance was effective for fiscal periods beginning on or after January 1, 2013. We adopted this guidance as of January 1, 2013, and it did not have a material impact on our consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 3. Accumulated Other Comprehensive Loss

The changes in AOCI by component, including the amounts reclassified to income, were as follows (in millions of dollars):

	Three Months Ended March 31, 2013
	Defined Benefit Plan Adjustments		Derivatives
	Actuarial Loss (1)	Prior Service Credit (1)	Currency Forwards and Swaps (1)	Commodity Swaps (1)	Foreign Currency Translation Adjustments (1)	Total
Balance at beginning of period	$(7,232)	$42	$(40)	$4	$(94)	$(7,320)
Gain (loss) recorded in other comprehensive income	—	—	38	19	24	81
Less: Gain (loss) reclassified from AOCI to income	(85) (2)	10 (2)	(3) (3)	(6) (4)	—	(84)

Other comprehensive income (loss)	85	(10)	41	25	24	165

Balance at end of period	$(7,147)	$32	$1	$29	$(70)	$(7,155)

	Three Months Ended March 31, 2012
	Defined Benefit Plan Adjustments		Derivatives
	Actuarial Loss (1)	Prior Service Credit (1)	Currency Forwards and Swaps (1)	Commodity Swaps (1)	Foreign Currency Translation Adjustments (1)	Total
Balance at beginning of period	$(4,499)	$86	$57	$(51)	$(31)	$(4,438)
Gain (loss) recorded in other comprehensive income	—	—	(80)	5	(21)	(96)
Less: Gain (loss) reclassified from AOCI to income	(24) (2)	10 (2)	3 (3)	(10) (4)	—	(21)

Other comprehensive income (loss)	24	(10)	(83)	15	(21)	(75)

Balance at end of period	$(4,475)	$76	$(26)	$(36)	$(52)	$(4,513)

(1)	Net of $0 taxes.
(2)	These AOCI components are included within the computation of net periodic benefit costs. Refer to Note 14, Employee Retirement and Other Benefits, for additional information.
(3)	Amount reclassified to Revenues, Net in the accompanying Condensed Consolidated Statements of Income. Refer to Note 13, Derivative Financial Instruments and Risk Management, for additional information.
(4)	Amount reclassified to Cost of Sales in the accompanying Condensed Consolidated Statements of Income. Refer to Note 13, Derivative Financial Instruments and Risk Management, for additional information.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 4. Interest Expense

Interest expense included the following (in millions of dollars):

	Three Months Ended March 31,
	2013	2012
Financial interest expense:
Related parties (see Note 15)	$109	$109
Other	158	161
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	29	31
Capitalized interest related to capital expenditures	(33)	(24)

Total	$263	$277

Note 5. Inventories

The components of inventories were as follows (in millions of dollars):

	March 31, 2013	December 31, 2012
Finished products, including service parts	$3,341	$3,255
Work in process	1,766	1,560
Raw materials and manufacturing supplies	229	183

Total	$5,336	$4,998

Note 6. Other Intangible Assets

The components of other intangible assets were as follows (in millions of dollars):

		March 31, 2013
	Range of Useful Lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$—	$2,210
Dealer networks	20	390	74	316
Fiat contributed intellectual property rights	10	320	122	198
Other intellectual property rights	3 - 12	263	42	221
Patented and unpatented technology	4 - 10	208	129	79
Software	3 - 5	360	112	248
Other	1 - 16	221	105	116

Total		$3,972	$584	$3,388

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 6. Other Intangible Assets —Continued

		December 31, 2012
	Range of Useful Lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$—	$2,210
Dealer networks	20	392	70	322
Fiat contributed intellectual property rights	10	320	114	206
Other intellectual property rights	3 - 12	263	37	226
Patented and unpatented technology	4 - 10	208	120	88
Software	4 - 5	339	100	239
Other	1 - 16	169	100	69

	Total	$3,901	$541	$3,360

The following summarizes the amount of intangible asset amortization expense included in the respective financial statement captions of the accompanying Condensed Consolidated Statements of Income (in millions of dollars):

	Financial Statement Caption	Three Months Ended March 31,
		2013	2012
Favorable operating lease contracts	Revenues, Net	$—	$1
Patented and unpatented technology, intellectual property, software and other	Cost of Sales	39	52
Dealer networks and other	Selling, Administrative and Other Expenses	6	5

	Total	$45	$58

Based on the gross carrying amount of other intangible assets as of March 31, 2013, the estimated future amortization expense for the next five years was as follows (in millions of dollars):

Remainder of 2013	$133
2014	165
2015	163
2016	131
2017	153

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 7. Prepaid Expenses and Other Assets

The components of prepaid expenses and other assets were as follows (in millions of dollars):

	March 31, 2013			December 31, 2012
	Current	Non- Current	Total	Current	Non- Current	Total
Amounts due from related parties (see Note 15)	$467	$—	$467	$503	$—	$503
Prepaid pension expense	—	118	118	—	114	114
Other	930	296	1,226	605	289	894

Total	$1,397	$414	$1,811	$1,108	$403	$1,511

Note 8. Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities were as follows (in millions of dollars):

	March 31, 2013			December 31, 2012
	Current	Non- Current	Total	Current	Non- Current	Total
Pension and postretirement benefits	$190	$11,598	$11,788	$188	$11,864	$12,052
Product warranty costs	1,170	2,291	3,461	1,142	2,372	3,514
Sales incentives	3,044	—	3,044	3,031	—	3,031
Personnel costs	593	408	1,001	711	413	1,124
Amounts due to related parties (see Note 15) (1)	714	—	714	562	—	562
Accrued interest (2)	514	—	514	342	—	342
Income and other taxes	234	112	346	256	106	362
Workers’ compensation	54	275	329	46	275	321
Vehicle residual value guarantees	237	—	237	238	—	238
Restructuring actions (see Note 16)	66	—	66	69	—	69
Other	1,894	467	2,361	1,933	507	2,440

Total	$8,710	$15,151	$23,861	$8,518	$15,537	$24,055

(1)	Excludes amounts due to related parties for accrued interest separately discussed in (2) below.
(2)	Includes $331 million and $222 million of accrued interest due to related parties as of March 31, 2013 and December 31, 2012, respectively. Refer to Note 15, Other Transactions with Related Parties, for additional information.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 8. Accrued Expenses and Other Liabilities —Continued

The changes in accrued product warranty costs (excluding deferred revenue from extended warranty and service contracts described below, as well as supplier recoveries) were as follows (in millions of dollars):

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$3,514	$3,318
Provision for current period warranties	397	450
Net adjustments to pre-existing warranties	(98)	15
Net warranty settlements	(334)	(345)
Translation and other adjustments	(18)	15

Balance at end of period	$3,461	$3,453

We recognized recoveries from suppliers related to warranty claims of $15 million and $34 million during the three months ended March 31, 2013 and 2012, respectively, which are excluded from the change in warranty costs above.

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

The following summarizes the changes in deferred revenue from these contracts (in millions of dollars):

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$1,075	$926
Deferred revenues for current period service contracts	147	141
Earned revenues in current period	(109)	(111)
Refunds of cancelled contracts	(14)	(12)
Translation and other adjustments	—	16

Balance at end of period	$1,099	$960

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 9. Financial Liabilities

The components of financial liabilities were as follows (in millions of dollars):

	March 31, 2013
	Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable Within One Year:
	Effective
VEBA Trust Note	11.71%	$159	$159
Tranche B Term Loan	6.46% (1)	30	30
Canadian Health Care Trust Note —Tranche B	9.21% (2)	22	22
Mexican development banks credit facility due 2025	9.64% (3)	31	31

	Weighted Average
Other:
Capital lease obligations	11.33%	37	29
Other financial obligations	11.41%	102	96

Total other financial liabilities		139	125

Total financial liabilities payable within one year		$381	$367

	Maturity	Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable After One Year:
		Effective
VEBA Trust Note	7/15/2023	11.71%	$4,715	$4,144
Tranche B Term Loan	5/24/2017	6.46% (1)	2,917	2,868
Secured Senior Notes due 2019	6/15/2019	8.21% (4)	1,500	1,485
Secured Senior Notes due 2021	6/15/2021	8.44% (5)	1,700	1,681
Canadian Health Care Trust Notes:
Tranche A	6/30/2017	7.38% (2)	380	402
Tranche B	6/30/2024	9.21% (2)	445	455
Tranche C	6/30/2024	9.68% (6)	106	90

Total Canadian Health Care Trust Notes			931	947

Mexican development banks credit facilities:
Credit facility due 2021	12/23/2021	8.03% (7)	243	243
Credit facility due 2025	7/19/2025	9.64% (3)	361	361

Total Mexican development banks credit facilities			604	604

		Weighted Average
Other:
Capital lease obligations	2014-2020	12.41%	245	208
Other financial obligations	2014-2024	13.35%	206	189

Total other financial liabilities			451	397

Total financial liabilities payable after one year			12,818	12,126

Total			$13,199	$12,493

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 9. Financial Liabilities —Continued

	December 31, 2012
	Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable Within One Year:
	Effective
VEBA Trust Note	11.71%	$159	$159
Tranche B Term Loan	6.46% (1)	30	30
Canadian Health Care Trust Notes:
Tranche A	7.98% (2)	79	79
Tranche B	9.21% (2)	23	23

Total Canadian Health Care Trust Notes		102	102

Mexican development banks credit facility due 2025	9.62% (3)	30	30

	Weighted Average
Other:
Capital lease obligations	11.50%	36	27
Other financial obligations	11.09%	115	108

Total other financial liabilities		151	135

Total financial liabilities payable within one year		$472	$456

	Maturity	Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable After One Year:
		Effective
VEBA Trust Note	7/15/2023	11.71%	$4,715	$4,129
Tranche B Term Loan	5/24/2017	6.46% (1)	2,925	2,874
Secured Senior Notes due 2019	6/15/2019	8.21% (4)	1,500	1,484
Secured Senior Notes due 2021	6/15/2021	8.44% (5)	1,700	1,681
Canadian Health Care Trust Notes:
Tranche A	6/30/2017	7.98% (2)	402	426
Tranche B	6/30/2024	9.21% (2)	456	467
Tranche C	6/30/2024	9.68% (6)	109	92

Total Canadian Health Care Trust Notes			967	985

Mexican development banks credit facilities:
Credit facility due 2021	12/23/2021	8.54% (7)	231	231
Credit facility due 2025	7/19/2025	9.62% (3)	350	350

Total Mexican development banks credit facilities			581	581

		Weighted Average
Other:
Capital lease obligations	2014-2020	12.43%	251	214
Other financial obligations	2014-2024	13.43%	218	199

Total other financial liabilities			469	413

Total financial liabilities payable after one year			12,857	12,147

Total			$13,329	$12,603

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 9. Financial Liabilities —Continued

(1)	Loan bears interest at LIBOR (subject to a 1.25 percent floor) + 4.75 percent. Commencing in July 2011, interest has been reset every three months. Stated interest rate as of both March 31, 2013 and December 31, 2012 was 6.00 percent.
(2)	Note bears interest at a stated rate of 9.00 percent.
(3)	Represents the stated interest rate. Loan bears interest at the 28 day Interbank Equilibrium Interest Rate (“TIIE”) + 4.80 percent subject to a quarterly reset of TIIE.
(4)	Notes bear interest at a stated rate of 8.00 percent.
(5)	Notes bear interest at a stated rate of 8.25 percent.
(6)	Note bears interest at a stated rate of 7.50 percent.
(7)	Represents the stated interest rate. Loan bears interest at the 28 day TIIE + 3.70 percent subject to a monthly reset of TIIE.

As of March 31, 2013, the carrying amounts of our financial obligations were net of fair value adjustments, discounts, premiums and loan origination fees totaling $706 million related to the following obligations (in millions of dollars):

VEBA Trust Note	$571
Tranche B Term Loan	49
Secured Senior Notes due 2019	15
Secured Senior Notes due 2021	19
Canadian Health Care Trust Notes	(16)
Liabilities for capital lease and other financial obligations	68

Total	$706

As of March 31, 2013, the aggregate annual contractual maturities of our financial liabilities at face value were as follows (in millions of dollars):

Remainder of 2013	$349
2014	471
2015	501
2016	531
2017	3,396
2018 and thereafter	7,951

Total	$13,199

Canadian Health Care Trust Notes

On January 3, 2013, we made a prepayment on the Canadian Health Care Trust Tranche A Note (the “Canadian HCT Tranche A Note”) of the scheduled payment due on July 2, 2013. The amount of the prepayment, determined in accordance with the terms of the Canadian HCT Tranche A Note, was $117 million and was comprised of a $92 million principal payment and interest accrued through January 3, 2013 of $25 million.

The $92 million Canadian HCT Tranche A Note principal payment consisted of $47 million of interest that was previously capitalized as additional debt with the remaining $45 million representing a repayment of the original principal balance. The payment of capitalized interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013.

Refer to our 2012 Form 10-K for further information regarding the Canadian Health Care Trust Notes.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 9. Financial Liabilities —Continued

Amounts Available for Borrowing under Credit Facilities

As of March 31, 2013, our $1.3 billion revolving credit facility remains undrawn and the Tranche B Term Loan and Mexican development banks credit facilities remain fully drawn. Our $4.9 billion ($5.0 billion Canadian dollar) Gold Key Lease secured revolving credit facility remains undrawn as of March 31, 2013. However, as we are currently winding down the Gold Key Lease program, no additional funding will be provided.

Refer to our 2012 Form 10-K for additional information regarding the terms of our financing arrangements.

Note 10. Income Taxes

For interim tax reporting, we estimate our annual effective tax rate and apply it to our year to date ordinary income (loss). The tax effect of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates are reported in the interim period in which they occur. There have been no significant changes in our estimates or the provision for income taxes during the three months ended March 31, 2013.

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

Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. We establish an accrual in connection with pending or threatened litigation if a loss is probable and can be reasonably estimated. Since these accruals represent estimates, it is reasonably possible that the resolution of some of these matters could require us to make payments in excess of the amounts accrued. It is also reasonably possible that the resolution of some of the matters for which accruals could not be made may require us to make payments in an amount or range of amounts that could not be reasonably estimated at March 31, 2013.

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

Voluntary Service Actions and Recall Actions

We periodically initiate voluntary service and recall actions to address various customer satisfaction, safety and emissions issues related to vehicles we sell. We establish reserves for product warranty obligations, including the estimated cost of these service and recall actions, when the related sale is recognized. Refer to Note 8, Accrued Expenses and Other Liabilities, for additional information. The estimated future costs of these actions are based primarily on historical claims experience for our vehicles. Estimates of the future costs of these actions are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the number of vehicles affected by a service or recall action and the nature of the corrective action that may result in adjustments to the established reserves. It is reasonably possible that the ultimate cost of these service and recall actions may require us to make expenditures in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the ultimate cost of these service and recall actions could have a material effect on our operating results for the particular reporting period in which an adjustment to the estimated reserve is recorded, we believe that any such adjustment would not materially affect our consolidated financial position or cash flows.

Restricted Cash

Restricted cash, which includes cash equivalents, was $351 million as of March 31, 2013. Restricted cash included $258 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler AG and $93 million of collateral for other contractual agreements.

Concentrations

Suppliers

Although we have not experienced any significant deterioration in our annual production volumes as a result of materials or parts shortages, we have from time to time experienced short term interruptions and variability in quarterly production schedules as a result of temporary supply constraints or disruptions in the availability of raw materials, parts and components as a result of natural disasters and other unexpected events. Additionally, we regularly source systems, components, parts, equipment and tooling from a sole provider or limited number of

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 11. Commitments, Contingencies and Concentrations —Continued

Concentrations —Continued

Suppliers —Continued

providers. Therefore, we are at risk for production delays and losses should any supplier fail to deliver goods and services on time. We continuously work with our suppliers to monitor potential supply constraints and to mitigate the effects of any emerging shortages on our production volumes and revenues. We also maintain insurance coverage for losses we might incur due to shortages or other supplier disruptions. During the three months ended March 31, 2012, we recognized insurance recoveries totaling $72 million related to losses sustained in 2011 due to supply disruptions. These recoveries were recognized as a reduction to Cost of Sales in the accompanying Condensed Consolidated Statements of Income. The proceeds from these recoveries were fully collected during the second quarter of 2012. There were no similar insurance recoveries during the three months ended March 31, 2013.

Employees

In the U.S. and Canada combined, substantially all of our hourly employees and approximately one-quarter of our salaried employees were represented by unions under collective bargaining agreements, which represented approximately 64 percent of our worldwide workforce as of March 31, 2013. The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) and the National Automobile, Aerospace, Transportation and General Workers Union of Canada (“CAW”) represent substantially all of these represented employees in the U.S. and Canada, respectively.

Other Matters

Ally Auto Finance Operating Agreement and Repurchase Obligations

In April 2012, we notified Ally Financial Inc. (“Ally”) that we would not renew the Ally Auto Finance Operating Agreement (the “Ally Agreement”) following expiration of its initial term on April 30, 2013. Notwithstanding the termination of the Ally Agreement, we anticipate that Ally will continue to provide wholesale and retail financing to our dealers and retail customers in the U.S. in accordance with its usual and customary lending standards. Our dealers and retail customers also obtain funding from other financing sources. As described below, we have entered into a new private-label financing agreement with Santander Consumer USA Inc. (“SCUSA”), an affiliate of Banco Santander.

In accordance with the terms of the Ally Agreement, we remain obligated to repurchase Ally-financed dealer inventory that was acquired on or before April 30, 2013, upon certain triggering events and with certain exceptions, in the event of an actual or constructive termination of a dealer’s franchise agreement, including in certain circumstances when Ally forecloses on all assets of a dealer securing financing provided by Ally. These obligations exclude vehicles that have been damaged or altered, that are missing equipment or that have excessive mileage or an original invoice date that is more than one year prior to the repurchase date.

As of March 31, 2013, the maximum potential amount of future payments required to be made to Ally under this guarantee was approximately $7.1 billion and was based on the aggregate repurchase value of eligible vehicles financed by Ally in our U.S. dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at March 31, 2013, which considers both the likelihood that the triggering

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 11. Commitments, Contingencies and Concentrations —Continued

Other Matters —Continued

Ally Auto Finance Operating Agreement and Repurchase Obligations —Continued

events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.

On February 1, 2013, the Canadian automotive finance business of Ally was acquired by the Royal Bank of Canada (“RBC”). Dealers with financing through Ally were offered new lending agreements with RBC, as the Ally-financing arrangements did not transfer with the sale. As such, we no longer have an obligation to repurchase dealer inventory in Canada that was acquired prior to February 1, 2013 and was financed by Ally.

Other Repurchase Obligations

In accordance with the terms of wholesale financing arrangements in Mexico, we are required to repurchase dealer inventory financed under these arrangements, upon certain triggering events and with certain exceptions, including in the event of an actual or constructive termination of a dealer’s franchise agreement. These obligations exclude certain vehicles including, but not limited to, vehicles that have been damaged or altered, that are missing equipment or that have excessive mileage.

As of March 31, 2013, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $300 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at March 31, 2013, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.

SCUSA Private-Label Financing Agreement

In February 2013, we entered into a private-label financing agreement with SCUSA (the “SCUSA Agreement”). Under the SCUSA Agreement, SCUSA will provide a full range of wholesale and retail financing services to our dealers and consumers in accordance with its usual and customary lending standards, under the Chrysler Capital brand name. The financing services will include credit lines to finance our dealers’ acquisition of vehicles and other products that we sell or distribute, retail loans and leases to finance consumer acquisitions of new and used vehicles at our dealerships, financing for commercial and fleet customers, and ancillary services. In addition, SCUSA will offer dealers construction loans, real estate loans, working capital loans and revolving lines of credit.

Under the new financing arrangement, which launched on May 1, 2013, SCUSA has agreed to specific transition milestones for the initial year following launch. If the transition milestones are met, the SCUSA Agreement will have a ten-year term, subject to early termination in certain circumstances, including the failure by either party to comply with certain of their ongoing obligations under the SCUSA Agreement. In accordance with the terms of the agreement, SCUSA provided us an upfront, nonrefundable payment in May 2013, which will be amortized over ten years.

From time to time, we work with certain lenders to subsidize interest rates or cash payments at the inception of a financing arrangement to incentivize customers to purchase our vehicles, a practice known as “subvention.” We have provided SCUSA with limited exclusivity rights to participate in specified minimum percentages of certain

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 11. Commitments, Contingencies and Concentrations —Continued

Other Matters —Continued

SCUSA Private-Label Financing Agreement —Continued

of our retail financing rate subvention programs. SCUSA has committed to certain revenue sharing arrangements, as well as to consider future revenue sharing opportunities. SCUSA will bear the risk of loss on loans contemplated by the SCUSA Agreement. The parties will share in any residual gains and losses in respect of consumer leases, subject to specific provisions in the SCUSA Agreement, including limitations on our participation in gains and losses.

Note 12. Fair Value Measurements

The following summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions of dollars):

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$10,620	$1,254	$—	$11,874
Restricted cash	351	—	—	351
Derivatives:
Currency forwards and swaps	—	41	—	41
Commodity swaps	—	4	22	26

Total	$10,971	$1,299	$22	$12,292

Liabilities:
Derivatives:
Currency forwards and swaps	$—	$36	$—	$36
Commodity swaps	—	17	1	18

Total	$—	$53	$1	$54

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$10,685	$929	$—	$11,614
Restricted cash	371	—	—	371
Derivatives:
Currency forwards and swaps	—	6	—	6
Commodity swaps	—	18	12	30

Total	$11,056	$953	$12	$12,021

Liabilities:
Derivatives:
Currency forwards and swaps	$—	$44	$—	$44
Commodity swaps	—	8	3	11

Total	$—	$52	$3	$55

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 12. Fair Value Measurements —Continued

During the three months ended March 31, 2013, there were no transfers between Level 1 and Level 2 or into or out of Level 3.

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

We take into consideration credit valuation adjustments on both assets and liabilities taking into account credit risk of our counterparties and non-performance risk as described in Note 13, Derivative Financial Instruments and Risk Management.

The following summarizes the changes in Level 3 items measured at fair value on a recurring basis (in millions of dollars):

	Three Months Ended March 31,
	2013	2012
Derivatives Assets (Liabilities):
Balance at beginning of the period	$9	$(35)
Total realized and unrealized gains (losses):
Included in Net Income (1)	(1)	(3)
Included in Other Comprehensive Income (Loss) (2)	17	14
Settlements (3)	(4)	8
Transfers into Level 3	—	—
Transfers out of Level 3	—	—

Fair value at end of the period	$21	$(16)

Changes in unrealized losses relating to instruments held at end of period (1)	$—	$—

(1)	The related realized and unrealized losses are recognized in Cost of Sales in the accompanying Condensed Consolidated Statements of Income.
(2)	The related realized and unrealized gains are recognized in Other Comprehensive Income (Loss) in the accompanying Condensed Consolidated Statements of Comprehensive Income.
(3)	There were no purchases, issuances or sales during the three months ended March 31, 2013 and 2012.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 12. Fair Value Measurements —Continued

The following summarizes the unobservable inputs related to Level 3 items measured at fair value on a recurring basis as of March 31, 2013:

	Net Asset (in millions of dollars)	Valuation Technique	Unobservable Input	Range	Unit of Measure
Commodity swaps	$21	Discounted	Platinum forward points	$0.33 - $2.98	Per troy ounce
		cash flow	Palladium forward points	$0.17 - $5.06	Per troy ounce
			Natural gas forward points	$0.10 - $0.44	Per giga-joule

The forward points that were used in the valuation of platinum, palladium and certain natural gas contracts were deemed unobservable. Significant increases or decreases in any of the unobservable inputs in isolation would not significantly impact our fair value measurements.

The carrying amounts and estimated fair values of our financial instruments were as follows (in millions of dollars):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$11,874	$11,874	$11,614	$11,614
Restricted cash	351	351	371	371
Financial liabilities (1)	12,493	13,471	12,603	13,643
Derivatives:
Included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets	67	67	36	36
Included in Accrued Expenses and Other Liabilities	54	54	55	55

(1)	As of March 31, 2013, the fair value of financial liabilities includes $6.6 billion and $6.9 billion measured utilizing Level 2 and Level 3 inputs, respectively. As of December 31, 2012, the fair value of financial liabilities includes $6.5 billion and $7.1 billion measured utilizing Level 2 and Level 3 inputs, respectively.

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

Note 12. Fair Value Measurements —Continued

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

Note 13. Derivative Financial Instruments and Risk Management

All derivative instruments are recognized in the accompanying Condensed Consolidated Balance Sheets at fair value. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. The fair values of our derivative financial instruments are based on pricing models or formulas using current estimated cash flow and discount rate assumptions. We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. The adjustment is estimated based on the net exposure by counterparty. We use an estimate of the counterparty’s non-performance risk when we are in a net asset position and an estimate of our own non-performance risk when we are in a net liability position. As of March 31, 2013 and December 31, 2012, the adjustment for non-performance risk did not materially impact the fair value of derivative instruments.

The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single–A or better. The aggregate fair value of derivative instruments in asset positions as of March 31, 2013 and December 31, 2012 was approximately $67 million and $36 million, respectively, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss that we would recognize if all counterparties failed to perform as contracted, could be significantly lower.

The terms of the agreements with our counterparties for foreign currency exchange and commodity hedge contracts require us to post collateral when derivative instruments are in a liability position, subject to posting thresholds. In addition, these agreements contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding net asset or liability positions. These cross-default provisions could be triggered if there was a non-performance event under certain debt obligations. The fair values of the related gross liability positions as of March 31, 2013 and December 31, 2012, which represent our maximum potential exposure, were $54 million and $55 million, respectively. As of March 31, 2013 and December 31, 2012, we posted $4 million and $24 million, respectively, as collateral for foreign currency exchange and commodity hedge contracts. The cash collateral is included in Restricted Cash in the accompanying Condensed Consolidated Balance Sheets.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 13. Derivative Financial Instruments and Risk Management —Continued

The following presents the gross and net amounts of our derivative assets and liabilities after giving consideration to the terms of the master netting arrangements with our counterparties (in millions of dollars):

	March 31, 2013		December 31, 2012
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amounts recognized in the Condensed Consolidated Balance Sheets	$67	$54	$36	$55
Gross amounts not offset in the Condensed Consolidated Balance Sheets that are eligible for offsetting
Derivatives	(46)	(46)	(24)	(24)
Cash collateral pledged	—	(4)	—	(24)

Net Amount	$21	$4	$12	$7

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

Changes in the fair value of designated derivatives that are highly effective as cash flow hedges are recorded in AOCI, net of estimated income taxes. These changes in the fair value are then released into earnings contemporaneously with the earnings effects of the hedged items. Cash flows associated with cash flow hedges are reported in Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows. The ineffective portions of the fair value changes are recognized in the results of operations immediately. The amount of ineffectiveness recorded for the three months ended March 31, 2013 and 2012 was immaterial. Our cash flow hedges mature within 18 months.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 13. Derivative Financial Instruments and Risk Management —Continued

Cash Flow Hedges —Continued

The following summarizes the fair values of derivative instruments designated as cash flow hedges which were outstanding (in millions of dollars):

	March 31, 2013
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$3,736	$41	$(34)
Commodity swaps	171	24	(1)

Total	$3,907	$65	$(35)

	December 31, 2012
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$3,369	$4	$(43)
Commodity swaps	223	13	(8)

Total	$3,592	$17	$(51)

(1)	The related derivative instruments are recognized in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets in the accompanying Condensed Consolidated Balance Sheets.
(2)	The related derivative instruments are recognized in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets.

The following summarizes the gains (losses) recorded in other comprehensive income (loss) and reclassified from AOCI to income (in millions of dollars):

	Three Months Ended March 31, 2013
	AOCI as of January 1, 2013	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of March 31, 2013
Currency forwards and swaps	$(40)	$38	$(3)	$1
Commodity swaps	4	19	(6)	29

Total	$(36)	$57	$(9)	$30

	Three Months Ended March 31, 2012
	AOCI as of January 1, 2012	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of March 31, 2012
Currency forwards and swaps	$57	$(80)	$3	$(26)
Commodity swaps	(51)	5	(10)	(36)

Total	$6	$(75)	$(7)	$(62)

We expect to reclassify existing net gains of $24 million from AOCI to income within the next 12 months.

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

The following summarizes the fair values of derivative instruments not designated as hedges (in millions of dollars):

	March 31, 2013
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$247	$—	$(2)
Commodity swaps	400	2	(17)

Total	$647	$2	$(19)

	December 31, 2012
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$324	$2	$(1)
Commodity swaps	399	17	(3)

Total	$723	$19	$(4)

(1)	The related derivative instruments are recognized in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets in the accompanying Condensed Consolidated Balance Sheets.
(2)	The related derivative instruments are recognized in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets.

The following summarizes the effect of derivative instruments not designated as hedges in the respective financial statement captions of the accompanying Condensed Consolidated Statements of Income (in millions of dollars):

		Three Months Ended March 31,
	Financial Statement Caption	2013 Gain (Loss)	2012 Gain (Loss)
Currency forwards and swaps	Revenues, Net	$1	$(11)
Commodity swaps	Cost of Sales	(29)	21

	Total	$(28)	$10

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

Benefits Expense

The components of pension and other postretirement benefits (“OPEB”) expense (income) were as follows (in millions of dollars):

	Three Months Ended March 31,
	2013		2012
	Pension Benefits	OPEB	Pension Benefits	OPEB
Service cost	$91	$8	$79	$6
Interest cost	336	30	377	33
Expected return on plan assets	(463)	—	(455)	—
Recognition of net actuarial losses	73	12	19	5
Amortization of prior service credit	—	(10)	—	(10)
Other	—	—	—	(1)

Net periodic benefit costs	$37	$40	$20	$33

Contributions and Payments

During the three months ended March 31, 2013, employer contributions to our funded pension plans amounted to $172 million. Employer contributions to our funded pension plans are expected to be approximately $674 million for the remainder of 2013, of which discretionary contributions of $309 million and $186 million will be made to the U.S. and Canadian plans, respectively; and $6 million and $173 million will be made to our U.S. and Canadian plans, respectively, to satisfy minimum funding requirements. Employer contributions to our unfunded pension and OPEB plans amounted to $14 million and $47 million, respectively, for the three months ended March 31, 2013. Employer contributions to our unfunded pension and OPEB plans for the remainder of 2013 are expected to be $26 million and $142 million, respectively, which represent the expected benefit payments to participants.

Note 15. Other Transactions with Related Parties

We engage in transactions with unconsolidated subsidiaries, associated companies and other related parties on commercial terms that are normal in the respective markets, considering the characteristics of the goods or services involved.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 15. Other Transactions with Related Parties —Continued

VEBA Trust

As of March 31, 2013, the VEBA Trust had a 41.5 percent ownership interest in the Company. Interest expense on the VEBA Trust Note totaled $109 million for both the three months ended March 31, 2013 and 2012.

Fiat

Ownership Interest

As of March 31, 2013, Fiat had a 58.5 percent ownership interest in the Company.

In July 2012 and January 2013, Fiat exercised its call option rights to acquire two tranches of Class A Membership Interests, each of which represent approximately 3.3 percent of the Company’s outstanding equity. The matter is currently the subject of a proceeding in the Delaware Chancery Court. In the event that these transactions are completed as contemplated, Fiat will own 65.17 percent of the ownership interests in the Company and the VEBA Trust will own the remaining 34.83 percent.

In January 2013, and in accordance with Chrysler Group’s governance documents, the 200,000 Class B Membership Interests held by Fiat automatically converted to 571,429 Class A Membership Interests. There were no dilutive effects of the conversion.

Industrial Alliance and Other Transactions

Pursuant to our master industrial agreement with Fiat, we established an industrial alliance through which we collaborate with Fiat on a number of fronts, including product and platform sharing and development, global distribution, procurement, information technology infrastructure and process improvement. The alliance is comprised of various commercial arrangements entered into pursuant to the master industrial agreement. As part of our industrial alliance, we manufacture Fiat vehicles in North America, which we distribute for ourselves throughout North America and sell to Fiat for distribution elsewhere in the world. We have also taken on the distribution of Fiat vehicles outside North America in those regions where our dealer networks are better established. We are the exclusive distributor of Fiat brand vehicles and service parts throughout North America.

In addition, as part of the alliance, we have agreed to share access to certain platforms, vehicles, products and technology. We are obligated to make royalty payments to Fiat related to certain of the intellectual property that was contributed to us by Fiat. These royalty payments are calculated based on a percentage of the material cost of the vehicle, or portion of the vehicle or component, in which we utilize the Fiat intellectual property. In May 2012, and pursuant to a 2011 definitive technology license agreement with Fiat, we recorded a $37 million license fee, which will be amortized into royalty income over the next seven years. Amortization began during the three months ended March 31, 2013, when production utilizing the intellectual property began. As of March 31, 2013, $36 million remained in Deferred Revenue in the accompanying Condensed Consolidated Balance Sheets. In addition, we have agreed to share costs with Fiat related to joint engineering and development activities and will reimburse each other based upon costs agreed to under the respective cost sharing arrangements. We have also entered into other transactions with Fiat for the purchase and supply of goods and services, including transactions in the ordinary course of business.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 15. Other Transactions with Related Parties —Continued

Fiat —Continued

Industrial Alliance and Other Transactions —Continued

The following summarizes our transactions with Fiat (in millions of dollars):

	Three Months Ended March 31,
	2013	2012
Sales of vehicles, parts and services provided to Fiat	$361	$1,046
Purchases of vehicles, parts and services from Fiat	483	310
Amounts capitalized in property, plant and equipment, net and other intangible assets, net	102	53
Reimbursements to Fiat recognized (1)	32	5
Reimbursements from Fiat recognized (1)	9	18
Royalty income from Fiat	2	—
Royalty fees incurred for intellectual property contributed by Fiat	1	—

(1)	Includes reimbursements recognized for costs related to shared engineering and development activities performed under the product and platform sharing arrangements that are part of our industrial alliance.

Related Party Summary

Amounts due from and to related parties were as follows (in millions of dollars):

	March 31, 2013
	VEBA Trust	Fiat	Other	Total
Amounts due from related parties (included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets)	$—	$463	$15	$478

Amounts due to related parties (included in Accrued Expenses and Other Liabilities)	$331	$709	$5	$1,045
Financial liabilities to related parties (included in Financial Liabilities)	4,303 (1)	2	5	4,310

Total due to related parties	$4,634	$711	$10	$5,355

	December 31, 2012
	VEBA Trust	Fiat	Other	Total
Amounts due from related parties (included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets)	$—	$500	$15	$515

Amounts due to related parties (included in Accrued Expenses and Other Liabilities)	$222	$558	$4	$784
Financial liabilities to related parties (included in Financial Liabilities)	4,288 (1)	—	5	4,293

Total due to related parties	$4,510	$558	$9	$5,077

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 15. Other Transactions with Related Parties —Continued

Related Party Summary —Continued

(1)	Amounts are net of discounts of $571 million and $586 million as of March 31, 2013 and December 31, 2012, respectively. Refer to Note 9, Financial Liabilities, for additional information.

Amounts included in “Other” above relate to balances with related unconsolidated companies as a result of transactions in the ordinary course of business.

Note 16. Restructuring Actions

In connection with our transaction with Old Carco LLC (“Old Carco”) in June 2009, we assumed certain liabilities related to specific restructuring actions commenced by Old Carco. These liabilities represented costs for workforce reduction actions related to our represented and non-represented hourly and salaried workforce, as well as specific contractual liabilities assumed for other costs, including supplier cancellation claims.

Key initiatives for Old Carco’s restructuring actions included workforce reductions, elimination of excess production capacity, refinements to its product portfolio and restructuring of international distribution operations. To eliminate excess production capacity, Old Carco eliminated manufacturing work shifts, reduced line speeds at certain manufacturing facilities, adjusted volumes at stamping and powertrain facilities and idled certain manufacturing plants. Old Carco’s restructuring actions also included the cancellation of five existing products from its portfolio, discontinued development on certain previously planned product offerings and the closure of certain parts distribution centers in the U.S. and Canada. We will continue to execute the remaining actions under Old Carco’s restructuring initiatives over the next year. The remaining actions principally include the completion of the activities associated with the idling of two manufacturing facilities and the restructuring of our international distribution operations, the plans for which have been refined, including the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization. Costs associated with these remaining actions include, but are not limited to: employee severance, relocations, legal claims and other international dealer network related costs. The remaining workforce reductions will affect represented and non-represented hourly and salaried employees and will be achieved through a combination of retirements, special programs, attrition and involuntary separations.

There were no restructuring charges recorded during the three months ended March 31, 2013. For the three months ended March 31, 2012, we recorded charges, net of discounting, of less than $1 million related to costs associated with employee relocations for previously announced restructuring initiatives.

We made refinements to existing reserve estimates resulting in net reductions of $4 million and $14 million for the three months ended March 31, 2013 and 2012, respectively. In both periods, the adjustments related to decreases in the expected workforce reduction costs and legal claim reserves as a result of management’s adequacy reviews. These reviews took into consideration the status of the restructuring actions and the estimated costs to complete the actions.

The restructuring charges and reserve adjustments are included in Restructuring Income, Net in the accompanying Condensed Consolidated Statements of Income and would have otherwise been reflected in Cost of Sales.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 16. Restructuring Actions —Continued

Additional charges of approximately $2 million related to employee relocations are expected to be recognized during the remainder of 2013 and 2014. We anticipate that the total costs we will incur related to these restructuring activities, including the initial assumption of the $554 million obligation from Old Carco, as well as additional charges and refinements made to the estimates, will be $535 million, including $360 million related to employee workforce reduction costs and $175 million of other costs. We expect to make payments of approximately $68 million over the next year.

Restructuring reserves are included in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets. The following summarizes the restructuring reserves activity (in millions of dollars):

	Three Months Ended March 31,
	2013			2012
	Workforce Reductions	Other	Total	Workforce Reductions	Other	Total
Balance at beginning of period	$20	$49	$69	$29	$121	$150
Charges	—	—	—	—	—	—
Adjustments to reserve estimates	(2)	(2)	(4)	(2)	(12)	(14)
Payments	—	(1)	(1)	(1)	(5)	(6)
Other, including currency translation	3	(1)	2	—	2	2

Balance at end of period	$21	$45	$66	$26	$106	$132

Note 17. Venezuelan Currency Regulations and Devaluation

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

On February 8, 2013, the Venezuelan government announced a devaluation of the official exchange rate of the bolivar fuerte (“BsF”) relative to the USD from 4.30 BsF per USD to 6.30 BsF per USD, effective February 13, 2013. As a result of this devaluation, we recognized a foreign currency translation loss of $78 million as a reduction to Revenues, Net in the accompanying Condensed Consolidated Statements of Income. No devaluation events occurred during the three months ended March 31, 2012.

As of March 31, 2013 and December 31, 2012, the net monetary assets of CdV denominated in BsF were 1,226 million ($195 million at 6.30 BsF per USD) and 1,138 million ($265 million at 4.30 BsF per USD), respectively, which included cash and cash equivalents denominated in BsF of 1,325 million ($210 million at 6.30 BsF per USD) and 1,476 million ($343 million at 4.30 BsF per USD), respectively.

Note 18. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements

Chrysler Group LLC (“Parent”), CG Co-Issuer Inc. (“CG Co-Issuer”), our wholly-owned special purpose finance subsidiary, and certain of our wholly-owned U.S. subsidiaries (the “Guarantors”) fully and unconditionally guarantee the Secured Senior Notes due 2019 and Secured Senior Notes due 2021 (the “Notes”) on a joint and several basis. CG Co-Issuer does not have any operations, assets, liabilities (other than the Notes) or revenues. CG Co-Issuer and each of the guarantors also guarantee the Senior Credit Facilities.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 18. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

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

Condensed Consolidating Statements of Comprehensive Income (in millions of dollars):

	Three Months Ended March 31, 2013
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$15,927	$1,669	$8,903	$(11,114)	$15,385
Cost of sales	14,117	1,649	8,516	(11,146)	13,136

GROSS MARGIN	1,810	20	387	32	2,249
Selling, administrative and other expenses	1,000	30	189	8	1,227
Research and development expenses, net	556	—	21	—	577
Restructuring expenses (income), net	—	(3)	(1)	—	(4)
Interest expense	237	3	33	(10)	263
Interest income	(3)	—	(9)	—	(12)

INCOME (LOSS) BEFORE INCOME TAXES	20	(10)	154	34	198
Income tax expense (benefit)	1	—	31	—	32
Equity in net (income) loss of subsidiaries	(147)	2	—	145	—

NET INCOME (LOSS)	166	(12)	123	(111)	166
Other comprehensive income (loss)	165	—	9	(9)	165

TOTAL COMPREHENSIVE INCOME (LOSS)	$331	$(12)	$132	$(120)	$331

	Three Months Ended March 31, 2012
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$16,933	$2,351	$9,412	$(12,337)	$16,359
Cost of sales	14,792	2,347	8,995	(12,343)	13,791

GROSS MARGIN	2,141	4	417	6	2,568
Selling, administrative and other expenses	945	48	159	68	1,220
Research and development expenses, net	580	—	9	—	589
Restructuring expenses (income), net	(1)	(13)	—	—	(14)
Interest expense	250	3	36	(12)	277
Interest income	(4)	—	(6)	—	(10)

INCOME (LOSS) BEFORE INCOME TAXES	371	(34)	219	(50)	506
Income tax expense (benefit)	—	—	33	—	33
Equity in net (income) loss of subsidiaries	(102)	(7)	—	109	—

NET INCOME (LOSS)	473	(27)	186	(159)	473
Other comprehensive income (loss)	(75)	—	7	(7)	(75)

TOTAL COMPREHENSIVE INCOME (LOSS)	$398	$(27)	$193	$(166)	$398

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 18. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Balance Sheets (in millions of dollars):

	March 31, 2013
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$9,082	$255	$2,537	$—	$11,874
Restricted cash	9	—	5	—	14
Trade receivables, net	597	257	501	—	1,355
Inventories	2,849	140	2,531	(184)	5,336
Prepaid expenses and other assets
Due from subsidiaries	—	—	469	(469)	—
Other	539	345	513	—	1,397
Deferred taxes	—	—	20	2	22

TOTAL CURRENT ASSETS	13,076	997	6,576	(651)	19,998
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	10,882	568	4,344	(134)	15,660
Equipment and other assets on operating leases, net	527	266	298	(30)	1,061

TOTAL PROPERTY AND EQUIPMENT	11,409	834	4,642	(164)	16,721
OTHER ASSETS:
Advances to related parties and other financial assets
Due from subsidiaries	1,152	—	111	(1,263)	—
Other	47	—	—	—	47
Investment in subsidiaries	2,509	125	—	(2,634)	—
Restricted cash	322	—	15	—	337
Goodwill	1,361	—	—	—	1,361
Other intangible assets, net	3,285	25	1,037	(959)	3,388
Prepaid expenses and other assets	280	10	124	—	414
Deferred taxes	—	—	36	1	37

TOTAL OTHER ASSETS	8,956	160	1,323	(4,855)	5,584

TOTAL ASSETS	$33,441	$1,991	$12,541	$(5,670)	$42,303

CURRENT LIABILITIES:
Trade liabilities	$7,793	$181	$2,827	$—	$10,801
Accrued expenses and other liabilities
Due to subsidiaries	1,586	78	—	(1,664)	—
Other	5,902	69	2,739	—	8,710
Current maturities of financial liabilities
Due to subsidiaries	20	—	61	(81)	—
Other	264	—	103	—	367
Deferred revenue	782	60	92	—	934
Deferred taxes	—	—	76	—	76

TOTAL CURRENT LIABILITIES	16,347	388	5,898	(1,745)	20,888
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	12,733	192	2,226	—	15,151
Financial liabilities
Due to subsidiaries	—	286	—	(286)	—
Other	10,561	—	1,565	—	12,126
Deferred revenue	687	107	190	—	984
Deferred taxes	43	—	37	4	84

TOTAL LONG-TERM LIABILITIES	24,024	585	4,018	(282)	28,345
MEMBERS’ INTEREST (DEFICIT):
Membership interests	—	—	409	(409)	—
Contributed capital	2,645	1,643	1,827	(3,470)	2,645
Accumulated (losses) income	(2,420)	(625)	1,450	(825)	(2,420)
Accumulated other comprehensive loss	(7,155)	—	(1,061)	1,061	(7,155)

TOTAL MEMBERS’ INTEREST (DEFICIT)	(6,930)	1,018	2,625	(3,643)	(6,930)

TOTAL LIABILITIES AND MEMBERS’ INTEREST (DEFICIT)	$33,441	$1,991	$12,541	$(5,670)	$42,303

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 18. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Balance Sheets (in millions of dollars) —Continued

	December 31, 2012
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$9,110	$125	$2,379	$—	$11,614
Restricted cash	28	—	—	—	28
Trade receivables, net	473	354	352	—	1,179
Inventories	2,621	139	2,457	(219)	4,998
Prepaid expenses and other assets
Due from subsidiaries	—	—	462	(462)	—
Other	323	398	387	—	1,108
Deferred taxes	—	—	21	2	23

TOTAL CURRENT ASSETS	12,555	1,016	6,058	(679)	18,950
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	10,596	580	4,451	(136)	15,491
Equipment and other assets on operating leases, net	468	264	277	(33)	976

TOTAL PROPERTY AND EQUIPMENT	11,064	844	4,728	(169)	16,467
OTHER ASSETS:
Advances to related parties and other financial assets
Due from subsidiaries	1,085	—	71	(1,156)	—
Other	47	—	—	—	47
Investment in subsidiaries	2,328	127	—	(2,455)	—
Restricted cash	329	—	14	—	343
Goodwill	1,361	—	—	—	1,361
Other intangible assets, net	3,254	25	1,065	(984)	3,360
Prepaid expenses and other assets	278	9	116	—	403
Deferred taxes	—	—	40	—	40

TOTAL OTHER ASSETS	8,682	161	1,306	(4,595)	5,554

TOTAL ASSETS	$32,301	$2,021	$12,092	$(5,443)	$40,971

CURRENT LIABILITIES:
Trade liabilities	$7,171	$182	$2,381	$—	$9,734
Accrued expenses and other liabilities
Due to subsidiaries	1,428	147	—	(1,575)	—
Other	5,847	38	2,633	—	8,518
Current maturities of financial liabilities
Due to subsidiaries	26	—	65	(91)	—
Other	266	—	190	—	456
Deferred revenue	730	52	80	—	862
Deferred taxes	—	—	71	—	71

TOTAL CURRENT LIABILITIES	15,468	419	5,420	(1,666)	19,641
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	12,951	217	2,369	—	15,537
Financial liabilities
Due to subsidiaries	—	258	—	(258)	—
Other	10,564	—	1,583	—	12,147
Deferred revenue	534	97	191	—	822
Deferred taxes	43	—	36	4	83

TOTAL LONG-TERM LIABILITIES	24,092	572	4,179	(254)	28,589
MEMBERS’ INTEREST (DEFICIT):
Membership interests	—	—	409	(409)	—
Contributed capital	2,647	1,643	1,827	(3,470)	2,647
Accumulated (losses) income	(2,586)	(613)	1,327	(714)	(2,586)
Accumulated other comprehensive loss	(7,320)	—	(1,070)	1,070	(7,320)

TOTAL MEMBERS’ INTEREST (DEFICIT)	(7,259)	1,030	2,493	(3,523)	(7,259)

TOTAL LIABILITIES AND MEMBERS’ INTEREST (DEFICIT)	$32,301	$2,021	$12,092	$(5,443)	$40,971

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 18. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Statements of Cash Flows (in millions of dollars):

	Three Months Ended March 31, 2013
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$667	$114	$518	$(89)	$1,210

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(619)	(9)	(152)	—	(780)
Proceeds from disposals of property, plant and equipment	2	—	—	—	2
Purchases of equipment and other assets on operating leases	—	(4)	—	—	(4)
Proceeds from disposals of equipment and other assets on operating leases	—	1	—	—	1
Change in restricted cash	26	—	(6)	—	20

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(591)	(12)	(158)	—	(761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Canadian Health Care Trust Note	—	—	(45)	—	(45)
Repayments of Auburn Hills Headquarters loan	—	—	(12)	—	(12)
Repayment of Tranche B Term Loan	(8)	—	—	—	(8)
Repayment of Mexican development banks credit facility	—	—	(8)	—	(8)
Net borrowings from Fiat	—	—	2	—	2
Net repayments of other financial liabilities	(19)	—	(1)	—	(20)
Distribution for state tax withholding obligations on behalf of members	(4)	—	—	—	(4)
Net increase (decrease) in loans to subsidiaries	(73)	28	(44)	89	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(104)	28	(108)	89	(95)

Effect of exchange rate changes on cash and cash equivalents	—	—	(94)	—	(94)

Net change in cash and cash equivalents	(28)	130	158	—	260
Cash and cash equivalents at beginning of period	9,110	125	2,379	—	11,614

Cash and cash equivalents at end of period	$9,082	$255	$2,537	$—	$11,874

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 18. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Statements of Cash Flows (in millions of dollars) —Continued

	Three Months Ended March 31, 2012
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,846	$30	$981	$(253)	$2,604

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(687)	(10)	(227)	—	(924)
Proceeds from disposals of property, plant and equipment	1	—	—	—	1
Purchases of equipment and other assets on operating leases	—	(4)	—	—	(4)
Proceeds from disposals of equipment and other assets on operating leases	—	3	28	—	31
Change in restricted cash	12	—	—	—	12

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(674)	(11)	(199)	—	(884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Tranche B Term Loan	(8)	—	—	—	(8)
Repayments of Gold Key Lease financing	—	—	(20)	—	(20)
Repayments of Auburn Hills Headquarters loan	—	—	(12)	—	(12)
Net repayments of other financial liabilities	(15)	—	(9)	—	(24)
Distribution for state tax withholding obligations on behalf of members	(1)	—	—	—	(1)
Dividends issued to subsidiaries	—	(6)	(36)	42	—
Net increase (decrease) in loans to subsidiaries	(224)	1	12	211	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(248)	(5)	(65)	253	(65)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Net change in cash and cash equivalents	924	14	717	—	1,655
Cash and cash equivalents at beginning of period	7,405	322	1,874	—	9,601

Cash and cash equivalents at end of period	$8,329	$336	$2,591	$—	$11,256

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our accompanying condensed consolidated financial statements and related notes thereto, as well as our 2012 Annual Report on Form 10-K, or 2012 Form 10-K, filed with the U.S. Securities and Exchange Commission, or SEC.

Selected Financial and Other Data

The following sets forth selected financial and other data for the periods presented:

	Three Months Ended March 31,
	2013	Percentage of Revenues	2012	Percentage of Revenues
		(in millions	of dollars)
Condensed Consolidated Statements of Income Data:
Revenues, net	$15,385	100.0%	$16,359	100.0%
Gross margin	2,249	14.6%	2,568	15.7%
Selling, administrative and other expenses	1,227	8.0%	1,220	7.5%
Research and development expenses, net	577	3.8%	589	3.6%
Interest expense	263	1.7%	277	1.7%
Net income	166	1.1%	473	2.9%

	March 31, 2013	December 31, 2012
	(in millions of dollars)
Condensed Consolidated Balance Sheets Data:
Cash and cash equivalents	$11,874	$11,614
Restricted cash	351	371
Total assets	42,303	40,971
Current maturities of financial liabilities	367	456
Long-term financial liabilities	12,126	12,147
Members’ deficit	(6,930)	(7,259)

	Three Months Ended March 31,
	2013	2012
	(in millions of dollars)
Condensed Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in):
Operating activities	$1,210	$2,604
Investing activities	(761)	(884)
Financing activities	(95)	(65)
Other Financial Information:
Depreciation and amortization expense	$638	$668
Capital expenditures	780	924

Other Statistical Information:
Worldwide factory shipments (in thousands) (1) (4)	574	607
Net worldwide factory shipments (in thousands) (2) (4)	572	619
Worldwide vehicle sales (in thousands) (3) (4)	563	523
U.S. dealer inventory at period end (in thousands)	419	347
Number of employees at period end	67,472	58,780

(1)	Represents our vehicle sales to dealers, distributors and contract manufacturing customers. For additional information refer to —Results of Operations —Worldwide Factory Shipments.

(2)	Represents our vehicle sales to dealers, distributors and contract manufacturing customers adjusted for Guaranteed Depreciation Program vehicle shipments and auctions. For additional information refer to —Results of Operations —Worldwide Factory Shipments.
(3)	Represents sales of our vehicles from dealers and distributors to retail customers and fleet customers. Fleet customers include rental car companies, commercial fleet customers, leasing companies and government entities. Certain fleet sales that are accounted for as operating leases are included in vehicle sales. Beginning January 1, 2013, Chrysler Group vehicle sales in Mexico include Fiat manufactured Fiat and Alfa Romeo vehicles. Prior to January 1, 2013, these vehicle sales were reported by Fiat (approximately one thousand vehicles in the first quarter of 2012).
(4)	Vehicles manufactured by Chrysler Group for other companies, including for Fiat, are excluded from our worldwide vehicles sales.

Overview of our Operations

Chrysler Group was formed on April 28, 2009 as a Delaware limited liability company. Our current members are Fiat, which holds a 58.5 percent ownership interest in us, and the United Auto Workers’ Retiree Medical Benefits Trust, or the VEBA Trust, which holds the remaining ownership interest in us.

We design, engineer, manufacture, distribute and sell vehicles under the brand names Chrysler, Jeep, Dodge and Ram. As part of our industrial alliance with Fiat, we also manufacture Fiat vehicles in North America, which we distribute for ourselves throughout North America and sell to Fiat for distribution elsewhere in the world. We generate revenues, income and cash primarily from our sales of all of these vehicles, as well as automotive service parts and accessories under the Mopar brand name, to dealers and distributors for sale to retail customers and fleet customers, which include rental car companies, commercial fleet customers, leasing companies and government entities. The majority of our operations, employees, independent dealers and sales are in North America, primarily in the U.S. Approximately 10 percent of our vehicle sales in 2012 were outside North America, principally in Asia Pacific, South America and Europe. Vehicle, service parts and accessories sales outside North America are primarily through wholly-owned, affiliated or independent distributors and dealers. Fiat is the general distributor of our vehicles and service parts in Europe, selling our products through a network of dealers.

We also generate revenues, income and cash from the sale of separately-priced service contracts to consumers and from providing contract manufacturing services to other vehicle manufacturers. Our dealers enter into wholesale financing arrangements to purchase vehicles to hold in inventory for sale to retail customers. Our retail customers use a variety of finance and lease programs to acquire vehicles from our dealers. Refer below to

—SCUSA Private-Label Financing Agreement, for additional information regarding our transition to a new private-label financing agreement.

Fiat Ownership Interest

In July 2012 and January 2013, Fiat exercised its call option rights to acquire two tranches of Class A Membership Interests, each of which represent approximately 3.3 percent of the Company’s outstanding equity. The matter is currently the subject of a proceeding in the Delaware Chancery Court. In the event that these transactions are completed as contemplated, Fiat will own 65.17 percent of the ownership interests in the Company and the VEBA Trust will own the remaining 34.83 percent.

In January 2013, and in accordance with Chrysler Group’s governance documents, the 200,000 Class B Membership Interests held by Fiat automatically converted to 571,429 Class A Membership Interest. There were no dilutive effects of the conversion.

Vehicle Sales

Our new vehicle sales represent sales of our vehicles from dealers and distributors to retail customers and fleet customers. Beginning January 1, 2013, Chrysler Group vehicle sales in Mexico include Fiat manufactured Fiat and Alfa Romeo vehicles. Prior to January 1, 2013, these vehicle sales were reported by Fiat (approximately one thousand vehicles during the three months ended March 31, 2012). Vehicles manufactured by Chrysler Group for other companies, including Fiat, are excluded from our new vehicle sales. The following summarizes our new vehicle sales by geographic market for the periods presented.

	Three Months Ended March 31,
	2013 (1)(2)			2012 (1)(2)
	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)
			(vehicles in	thousands)
U. S.	429	3,751	11.4%	398	3,539	11.2%
Canada	58	363	16.0%	56	371	15.0%
Mexico	21	255	8.4%	20	241	8.3%

Total North America	508	4,369	11.6%	474	4,151	11.4%

Rest of World	55			49

Total Worldwide	563			523

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.
(2)	The Company’s estimated industry and market share data presented are based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight, Ward’s Automotive, Urban Science and Experian.
(3)	Percentages are calculated based on the unrounded vehicle sales volumes for Chrysler Group and the industry.

The following summarizes the total U.S. industry sales of new motor vehicles of domestic and foreign models and our relative competitive position for the periods presented. Vehicles manufactured by Chrysler Group for other companies, including Fiat, are excluded from our new vehicle sales.

	Three Months Ended March 31,
	2013 (1)(2)			2012 (1)(2)
	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry (4)	Percentage of Industry (3)
			(vehicles in	thousands)
Cars
Small	32	710	4.4%	12	690	1.8%
Mid-size	68	710	9.5%	50	687	7.2%
Full-size	42	226	18.6%	42	221	19.1%
Sport	17	157	10.8%	16	154	10.2%

Total Cars	159	1,803	8.8%	120	1,752	6.9%
Minivans	53	129	41.5%	62	142	43.9%
Utility Vehicles	138	1,191	11.5%	146	1,056	13.8%
Pick-up Trucks	75	485	15.5%	64	439	14.5%
Van & Medium-Duty Trucks	4	143	2.9%	6	150	3.8%

Total Vehicles	429	3,751	11.4%	398	3,539	11.2%

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.
(2)	The Company’s estimated industry and market share data presented are based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight, Ward’s Automotive, Urban Science and Experian.

(3)	Percentages are calculated based on the unrounded vehicle sales volumes for Chrysler Group and the industry.
(4)	During 2013, certain industry segment classifications were modified. We have reclassified the 2012 industry vehicle sales to conform to the 2013 classifications.

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

Results of Operations

Worldwide Factory Shipments

The following summarizes our gross and net worldwide factory shipments, which include vehicle sales to dealers, distributors and contract manufacturing customers. Management believes that this data provides meaningful information regarding our operating results. Shipments of vehicles manufactured by our assembly facilities are generally aligned with current period production, which is driven by consumer demand. Revenue is generally recognized when the risks and rewards of ownership of a vehicle have been transferred to our customer, which usually occurs upon release of the vehicle to the carrier responsible for transporting the vehicle to our customer.

Dealers and distributors sell our vehicles to retail customers and fleet customers. Our fleet customers include rental car companies, commercial fleet customers, leasing companies and governmental entities. Our fleet shipments include vehicle sales through our Guaranteed Depreciation Program, or GDP, under which we guarantee the residual value or otherwise assume responsibility for the minimum resale value of the vehicle. We account for such sales similar to an operating lease and recognize rental income over the contractual term of the lease on a straight-line basis. At the end of the lease term, we recognize revenue for the portion of the vehicle sales price which had not been previously recognized as rental income and recognize, in cost of sales, the remainder of the cost of the vehicle which had not been previously recognized as depreciation expense over the lease term. We include GDP vehicle sales in our worldwide factory shipments at the time of auction, rather than at the time of sale to the fleet customer, consistent with the timing of revenue recognition. We consider these net worldwide factory shipments to approximate the timing of revenue recognition.

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012
	(vehicles in thousands)
Retail	419	425	(6)
Fleet	143	149	(6)
Contract manufacturing	12	33	(21)

Worldwide Factory Shipments	574	607	(33)
Adjust for GDP activity during the period:
Less: Vehicles shipped	(21)	(17)	(4)
Plus: Vehicles auctioned	19	29	(10)

Net Worldwide Factory Shipments	572	619	(47)

Consolidated Results

The following is a discussion of the results of operations for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The discussion of certain line items (cost of sales, gross margin, selling, administrative and other expenses, and research and development expenses) includes a presentation of such line items as a percentage of revenues, for the respective periods presented, to facilitate the discussion of the three months ended March 31, 2013 compared to the same period in 2012.

Revenues, Net

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012
	(in millions	of dollars)
Revenues, net	$15,385	$16,359	$(974)	(6.0)%

Revenues for the three months ended March 31, 2013 decreased $974 million as compared to the three months ended March 31, 2012, approximately $1.3 billion of which was attributable to a decrease in our net worldwide factory shipments from 619 thousand vehicles for the three months ended March 31, 2012 to 572 thousand vehicles for the three months ended March 31, 2013. The eight percent period over period decrease in our net worldwide factory shipments was driven primarily by discontinued production of the Jeep Liberty in 2012 in preparation for the all-new 2014 Jeep Cherokee production launch in the second quarter of 2013, as well as the ongoing launches of the new 2014 Jeep Grand Cherokee and 2013 Ram Heavy-Duty trucks. In addition, international shipments decreased during the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to continued economic weakness in Europe and import restrictions in Latin America. Further, as a result of the February 2013 currency devaluation in Venezuela, we recognized a foreign currency translation loss of $78 million as a reduction to revenues during the three months ended March 31, 2013. No devaluation events occurred during the three months ended March 31, 2012. Refer to Item 3 —Quantitative and Qualitative Disclosures about Market Risk, for additional information regarding Venezuela currency regulations and devaluation.

These decreases were partially offset by favorable net pricing, primarily driven by vehicle content enhancements in our 2013 and 2014 model year vehicles as compared to prior model years. In addition, there was a favorable shift in sales mix to greater retail shipments as a percentage of total shipments, which is consistent with our continued plan to grow the U.S. retail market while maintaining stable fleet shipments. Typically, the average revenue per vehicle for retail shipments is higher than the average revenue per vehicle for fleet shipments, as our retail customers tend to purchase larger vehicles with more optional features.

Despite the decrease in net worldwide factory shipments described above, demand for our vehicles increased, as evidenced by an eight percent period over period increase in our worldwide vehicle sales and a 12 percent increase in our U.S. retail sales. As a result of this increase in new vehicle sales and our reduced vehicle shipments, our U.S. dealers’ days’ supply of inventory at March 31, 2013, was reduced to 66 days as compared to 73 days at December 31, 2012. In addition, our U.S. market share increased 20 basis points to 11.4 percent for the three months ended March 31, 2013 as compared to 11.2 percent for the same period in 2012.

Cost of Sales

	Three Months Ended March 31,				Increase (Decrease)
	2013	Percentage of Revenues	2012	Percentage of Revenues
		(in millions	of dollars)
Cost of sales	$13,136	85.4%	$13,791	84.3%	$(655)	(4.7)%
Gross margin	2,249	14.6%	2,568	15.7%	(319)	(12.4)%

We procure a variety of raw materials, parts, supplies, utilities, transportation and other services from numerous suppliers to manufacture our vehicles, parts and accessories, primarily on a purchase order basis. The raw materials we use typically consist of steel, aluminum, resin, copper, lead and precious metals including platinum, palladium and rhodium. The cost of materials and components makes up the majority of our cost of sales, which was approximately 75 percent for both the three months ended March 31, 2013 and 2012. The remaining costs primarily include labor costs, consisting of direct and indirect wages and fringe benefits, as well as depreciation, amortization and transportation costs. Cost of sales also includes warranty and product-related costs, as well as depreciation expense related to our GDP vehicles. Fluctuations in costs of sales are primarily driven by the number of vehicles that we produce and sell.

Cost of sales for the three months ended March 31, 2013 decreased $655 million compared to the same period in 2012. Lower production volumes and the decrease in vehicle shipments described in —Revenues, Net, accounted for a decrease of approximately $1.0 billion. This decrease was partially offset by an increase of approximately $300 million for material costs for the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to vehicle content enhancements related to the new 2014 Jeep Grand Cherokee and 2013 Ram trucks. The decrease was further offset by higher costs associated with the shift in sales mix noted above in —Revenues, Net, as our retail customers generally purchase vehicles with more optional features.

In addition, during the three months ended March 31, 2012, we recognized insurance recoveries totaling $72 million related to losses sustained in 2011 due to supply disruptions. The proceeds from these recoveries were fully collected during the second quarter of 2012. There were no similar insurance recoveries during the three months ended March 31, 2013.

Selling, Administrative and Other Expenses

	Three Months Ended March 31,				Increase (Decrease)
	2013	Percentage of Revenues	2012	Percentage of Revenues
		(in millions	of dollars)
Selling, administrative and other expenses	$1,227	8.0%	$1,220	7.5%	$7	0.6%

Selling, administrative and other expenses include advertising, personnel, warehousing and other costs. Advertising expenses accounted for approximately 50 percent of these costs during both the three months ended March 31, 2013 and 2012. Advertising expenses consist primarily of national and regional media campaigns, as well as marketing support in the form of trade and auto shows, events, and sponsorships. During the three months ended March 31, 2013, advertising expenses decreased slightly as compared to the same period in 2012, primarily due to fewer advertising campaigns for the Chrysler brand and for certain Dodge brand vehicles (Journey, Durango and Caravan). Additionally, advertising spend on the Fiat 500 and Fiat 500 Abarth was lower as compared to the three months ended March 31, 2012, as our higher spend during 2012 was aimed to build upon the growing success of the Fiat 500 and increase consumer awareness of the Fiat 500 Abarth. These decreases were partially offset by an increased focus on the Dodge Dart that launched at the end of the second quarter of 2012, as well as the new 2014 Jeep Grand Cherokee and 2013 Ram Heavy-Duty trucks.

The decrease in advertising costs noted above was offset by an increase in personnel costs primarily due to the increase in our average headcount during the three months ended March 31, 2013 as compared to the same period in 2012, to support our sales, marketing and other corporate initiatives.

Research and Development Expenses, Net

	Three Months Ended March 31,				Increase (Decrease)
	2013	Percentage of Revenues	2012	Percentage of Revenues
		(in millions	of dollars)
Research and development expenses, net	$577	3.8%	$589	3.6%	$(12)	(2.0)%

Research and development expenses consist primarily of material costs and personnel related expenses associated with engineering, design and development. Our research and development spending has been focused on improving the quality of our vehicles and reducing the time-to-market of new vehicles. Our efforts entail both short-term improvements related to existing vehicles, which include easily recognizable and extensive upgrades, and longer term product and powertrain programs. Our research and development expenses for the three months ended March 31, 2013 and 2012, are net of $9 million and $18 million, respectively, of reimbursements recognized for costs related to shared engineering and development activities performed under the product and platform sharing arrangements that are part of our industrial alliance with Fiat.

The decrease in research and development expenses for the three months ended March 31, 2013 as compared to the same period in 2012, was primarily due to greater spending during the first quarter of 2012 for direct and indirect materials related to mid-cycle actions, principally for the Ram truck lineup, Jeep Grand Cherokee and Dodge Durango, all of which launched in late 2012 and early 2013. In addition, we had greater spending during the first quarter of 2012 related to the compact U.S. wide platform utilized for the Dodge Dart that we co-developed with Fiat. We launched the Dodge Dart during the second quarter of 2012.

These decreases were partially offset by increased spending associated with the all-new 2014 Jeep Cherokee and certain future vehicles, as well as powertrain technologies related to our 8- and 9-speed transmissions. In addition, we continue to invest in vehicle and technology enhancements for Fiat vehicles that we will distribute within North America. We have also increased our average headcount for research and development employees by approximately eight percent period over period in order to fulfill specialized needs, while decreasing our average headcount for temporary contract workers by 19 percent period over period as we hired certain of these contract workers and experienced normal attrition.

Interest Expense

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012
	(in millions	of dollars)
Interest expense	$263	$277	$(14)	(5.1)%

Interest expense included the following:

	Three Months Ended March 31,
	2013	2012
	(in millions	of dollars)
Financial Interest Expense:
VEBA Trust Note	$109	$109
2019 and 2021 Notes	65	65
Tranche B Term Loan	44	45
Canadian Health Care Trust Notes	22	23
Mexican development banks credit facilities	14	14
Other	13	14
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	29	31
Capitalized interest related to capital expenditures	(33)	(24)

Total	$263	$277

Liquidity and Capital Resources

Liquidity Overview

We require significant liquidity in order to meet our obligations and fund our business plan. Short-term liquidity is required to purchase raw materials, parts and components required for vehicle production, and to fund selling, administrative, research and development, and other expenses. In addition to our general working capital needs, we expect to use significant amounts of cash for the following purposes: (i) capital expenditures to support our existing and future products; (ii) principal and interest payments under our financial obligations and (iii) pension and other postretirement benefits, or OPEB, payments. Our capital expenditures are expected to be approximately $3 billion for the remainder of 2013, which we plan to fund with cash generated primarily from our operating activities.

Liquidity needs are met primarily through cash generated from operations, including the sale of vehicles and service parts to dealers, distributors and other customers worldwide. We also have access to an undrawn revolving credit facility as detailed under the caption —Total Available Liquidity below. In addition, long-term liquidity needs may involve some level of debt refinancing as outstanding debt becomes due or we are required to make amortization or other principal payments. Although we believe that our current level of total available liquidity is sufficient to meet our short-term and long-term liquidity requirements, we regularly evaluate opportunities to improve our liquidity position and reduce our net industrial debt in order to enhance our financial flexibility and to achieve and maintain a liquidity and capital position consistent with that of our principal competitors.

Any actual or perceived limitations of our liquidity may affect the ability or willingness of counterparties, including dealers, suppliers and financial service providers, to do business with us, or require us to restrict additional amounts of cash to provide collateral security for our obligations. Our liquidity levels are subject to a number of risks and uncertainties, including those described above in —Forward-Looking Statements, and in Item 1A —Risk Factors in our 2012 Form 10-K.

Total Available Liquidity

At March 31, 2013, our total available liquidity was $13,174 million, including $1,300 million available under our revolving credit facility that matures in May 2016, or the Revolving Facility. We may access these funds subject to the conditions of our Tranche B Term Loan and the Revolving Facility, which we collectively refer to as the Senior Credit Facilities. The proceeds from the Revolving Facility may be used for general corporate and/or working capital purposes. The terms of our Senior Credit Facilities require us to maintain a minimum liquidity of $3.0 billion inclusive of any amounts undrawn on our Revolving Facility. Total available liquidity includes cash and cash equivalents, which are subject to intra-month, foreign currency exchange and seasonal fluctuations. Restricted cash is not included in our presentation of total available liquidity.

The following summarizes our total available liquidity (in millions of dollars):

	March 31, 2013	December 31, 2012
Cash and cash equivalents (1)	$11,874	$11,614
Revolving Facility availability (2)	1,300	1,300

Total Available Liquidity	$13,174	$12,914

(1)

The foreign subsidiaries for which we have elected to permanently reinvest earnings outside of the U.S. held $1.2 billion and $1.1 billion of cash and cash equivalents as of March 31, 2013 and December 31, 2012, respectively. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these subsidiaries, as the earnings are permanently reinvested. However, if we determine in the future that it is necessary to repatriate these funds or we sell or liquidate any of these subsidiaries, we may be required either to pay taxes, even though we are not currently a taxable entity for U.S. federal income tax purposes, or make distributions to our members to pay taxes associated with the repatriation or the sale or liquidation of these subsidiaries. We may also be required to accrue and pay withholding taxes, depending on the foreign jurisdiction from which the funds are repatriated.
(2)	Prior to the final maturity date of the Senior Credit Facilities, we have the option to increase the amount of these facilities in an aggregate principal amount not to exceed $1.2 billion, either through an additional term loan, an increase in the Revolving Facility or a combination of both.

The increase of $260 million in total available liquidity from December 31, 2012 to March 31, 2013, reflects a $260 million increase in cash and cash equivalents. Refer to —Cash Flows below, for additional information regarding our changes in cash and cash equivalents.

Canadian Health Care Trust Notes

On January 3, 2013, we made a prepayment on the Canadian Health Care Trust Tranche A Note, or the Canadian HCT Tranche A Note, of the scheduled payment due on July 2, 2013. The amount of the prepayment, determined in accordance with the terms of the Canadian HCT Tranche A Note, was $117 million and was comprised of a $92 million principal payment and interest accrued through January 3, 2013 of $25 million.

The $92 million Canadian HCT Tranche A Note principal payment consisted of $47 million of interest that was previously capitalized as additional debt with the remaining $45 million representing a repayment of the original principal balance. The payment of capitalized interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013.

Refer to our 2012 Form 10-K for further information regarding the Canadian Health Care Trust Notes.

Restricted Cash

Restricted cash, which includes cash equivalents, was $351 million as of March 31, 2013. Restricted cash included $258 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler AG and $93 million of collateral for other contractual agreements.

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

Cash Flows

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

Operating Activities —Three Months Ended March 31, 2013

For the three months ended March 31, 2013, our net cash provided by operating activities was $1,210 million and was primarily the result of:

(i)	net income of $166 million, adjusted to add back $662 million of depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts) and the $78 million foreign currency translation loss recognized as a result of the February 2013 currency devaluation in Venezuela. Refer to Item 3 —Quantitative and Qualitative Disclosures about Market Risk, for additional information regarding Venezuela currency regulations and devaluation;

(ii)	a $994 million increase in trade liabilities, primarily because our production in March 2013 exceeded that of December 2012, the month that our annual plant shutdowns occur;

(iii)	a $172 million increase in accrued interest, primarily due to interest on the Secured Senior Notes due 2019 and Secured Senior Notes due 2021, or the Notes, being payable semi-annually in June and December and interest on the VEBA Trust Note being payable annually in July;

(iv)	a $151 million increase in payables due to Fiat as a result of increased purchases of vehicle components, parts, tooling and equipment during the first quarter of 2013 as compared to late 2012; and

(v)	a $37 million decrease in receivables due from Fiat as a result of reduced sales to Fiat during the first quarter of 2013 versus the fourth quarter of 2012, primarily due to reduced consumer demand as a result of the continuing economic weakness in several European countries.

These increases in our net cash provided by operating activities were partially offset by:

(i)	a $338 million increase in inventories, primarily due to increased finished vehicle and work in process levels at March 31, 2013 versus December 31, 2012. These increases were primarily driven by higher production levels in March 2013 to meet anticipated consumer demand and higher material costs. In comparison, our inventory levels were lower in December 2012 due to our annual plant shutdowns in that month;

(ii)	$233 million of pension and OPEB contributions;

(iii)	a $190 million increase in trade receivables, primarily because our worldwide factory shipments at the end of March 2013 exceeded those at the end of December 2012 as a result of our annual plant shutdowns in December. We generally receive payments on sales of vehicles in North America within a few days of shipment from our assembly plants; and

(iv)	the repayment of $47 million of capitalized interest on the Canadian HCT Tranche A Note. Refer to –Canadian Health Care Trust Notes, above, for additional information related to this repayment.

Operating Activities —Three Months Ended March 31, 2012

For the three months ended March 31, 2012, our net cash provided by operating activities was $2,604 million and was primarily the result of:

(i)	net income of $473 million, adjusted to add back $693 million of depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts);

(ii)	a $1,607 million increase in trade liabilities, primarily due to increased production in response to increased consumer demand for our vehicles, which was consistent with the increase in our worldwide factory shipments during the first quarter of 2012 versus the end of 2011;

(iii)	a $294 million increase in accrued sales incentives, primarily due to an increase in our U.S. and Canadian dealer inventory levels as of March 31, 2012 versus December 31, 2011, mostly due to an increase in our worldwide factory shipments during the first quarter of 2012 versus the end of 2011 in order to meet consumer demand;

(iv)	a $199 million increase in accrued interest, primarily due to interest on the Notes being payable semi-annually in June and December and interest on the VEBA Trust Note being payable annually in July; and

(v)	a $135 million decrease in receivables due from Fiat as a result of collections during the period outpacing sales of vehicles to Fiat.

These increases in our net cash provided by operating activities were partially offset by:

(i)	a $547 million increase in trade receivables, primarily due to an increase in our worldwide factory shipments at the end of March 2012 as compared to the end of December 2011 as a result of our annual plant shutdowns in December.

(ii)	a $120 million increase in inventories, primarily due to increased finished vehicle and work in process levels at March 31, 2012 versus December 31, 2011. These increases were primarily driven by the overall increase in our production levels in March 2012 and our international vehicle shipments due to greater consumer demand for our vehicles and the vehicles we manufacture for Fiat. In comparison, our inventory levels were lower in December 2011 due to our annual plant shutdowns in that month; and

(iii)	$100 million of pension and OPEB contributions.

Investing Activities —Three Months Ended March 31, 2013

For the three months ended March 31, 2013, our net cash used in investing activities was $761 million and was primarily the result of:

(i)	$780 million of capital expenditures to support our investments in existing and future products.

These cash outflows were partially offset by:

(i)	a $20 million decrease in restricted cash, primarily due to reduced collateral requirements as a result of positive mark-to-market adjustments for outstanding derivative instruments during the period.

Investing Activities —Three Months Ended March 31, 2012

For the three months ended March 31, 2012, our net cash used in investing activities was $884 million and was primarily the result of:

(i)	$924 million of capital expenditures to support our investments in existing and future products.

These cash outflows were partially offset by:

(i)	$31 million of proceeds from disposals of equipment and other assets on operating leases, primarily related to the Gold Key Lease vehicle lease portfolio, which we are currently winding down; and

(ii)	a $12 million decrease in restricted cash, primarily due to reduced collateral requirements as a result of positive mark-to-market adjustments during the period.

Financing Activities —Three Months Ended March 31, 2013

For the three months ended March 31, 2013, our net cash used in financing activities was $95 million and was primarily the result of:

(i)	$93 million of debt repayments, including $45 million related to the Canadian HCT Tranche A Note, $12 million related to the Auburn Hills Headquarters loan, $8 million related to the Tranche B Term Loan, $8 million related to the Mexican development banks credit facility and $20 million related to capital leases and other financial obligations.

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

(ii)	$20 million of repayments of our Gold Key Lease financing obligations. Gold Key Lease program proceeds used to fund these payments are included in operating and investing activities. As of June 2012, all Gold Key Lease financing obligations have been repaid.

Net Industrial Debt

Our calculation of Net Industrial Debt, as well as a detailed discussion of this measure, is included below in —Non-GAAP Financial Measures —Net Industrial Debt.

Our Net Industrial Debt decreased by $370 million from $989 million at December 31, 2012 to $619 million at March 31, 2013, primarily due to a $260 million increase in cash and cash equivalents. Refer to —Cash Flows above, for additional information regarding the increase in our cash and cash equivalents for the three months ended March 31, 2013.

Free Cash Flow

Our calculation of Free Cash Flow, as well as a detailed discussion of this measure, is included below in —Non-GAAP Financial Measures —Free Cash Flow.

Free Cash Flow for the three months ended March 31, 2013 and 2012 totaled $449 million and $1,700 million, respectively.

The decrease in Free Cash Flow from 2012 to 2013 was primarily due to:

(i)	a $1,394 million decrease in our cash generated from operations. Refer to —Cash Flows above, for additional information regarding the change in our cash generated from operations.

These unfavorable changes were partially offset by:

(i)	a $144 million decrease in our capital expenditures, primarily due to the timing of payments related to our continued investments to enhance our current and future product portfolio.

Defined Benefit Pension Plans and OPEB Plans —Contributions

During the three months ended March 31, 2013, employer contributions to our funded pension plans amounted to $172 million. Employer contributions to our funded pension plans are expected to be approximately $674 million for the remainder of 2013, of which discretionary contributions of $309 million and $186 million will be made to the U.S. and Canadian plans, respectively; and $6 million and $173 million will be made to our U.S. and Canadian plans, respectively, to satisfy minimum funding requirements. Employer contributions to our unfunded pension and OPEB plans amounted to $14 million and $47 million, respectively, for the three months ended March 31, 2013. Employer contributions to our unfunded pension and OPEB plans for the remainder of 2013 are expected to be $26 million and $142 million, respectively, which represent the expected benefit payments to participants.

During the life of our funded pension plans, we intend to primarily utilize plan assets to fund benefit payments and minimize our cash contributions. During the first quarter of 2013, we revised our 2013 funding strategies for our funded U.S. pension plans and opted to utilize our credit balances to satisfy minimum funding requirements and to reduce our 2013 expected discretionary employer contributions to the plans by approximately $100 million from our December 31, 2012 estimate of $998 million. Management reviews discretionary contributions and funding strategies on an ongoing basis. Payments for our unfunded pension and OPEB plans are currently funded from our cash flows from operations.

SCUSA Private-Label Financing Agreement

In February 2013, we entered into a private-label financing agreement, or the SCUSA Agreement, with Santander Consumer USA Inc., or SCUSA. Under the SCUSA Agreement, SCUSA will provide a full range of wholesale and retail financing services to our dealers and consumers in accordance with its usual and customary lending standards, under the Chrysler Capital brand name. The financing services will include credit lines to finance our dealers’ acquisition of vehicles and other products that we sell or distribute, retail loans and leases to finance consumer acquisitions of new and used vehicles at our dealerships, financing for commercial and fleet customers, and ancillary services. In addition, SCUSA will offer dealers construction loans, real estate loans, working capital loans and revolving lines of credit.

Under the new financing arrangement, which launched on May 1, 2013, SCUSA has agreed to specific transition milestones for the initial year following launch. SCUSA has also agreed to use its best efforts to facilitate a smooth transition from our current arrangements under the Ally Auto Finance Operating Agreement, or the Ally Agreement, to the financing services to be provided under the SCUSA Agreement. If the transition milestones are met, the SCUSA Agreement will have a ten-year term, subject to early termination in certain circumstances, including the failure by either party to comply with certain of their ongoing obligations under the SCUSA Agreement. In accordance with the terms of the agreement, SCUSA provided us an upfront, nonrefundable payment in May 2013, which will be amortized over ten years.

From time to time, we work with certain lenders to subsidize interest rates or cash payments at the inception of a financing arrangement to incentivize customers to purchase our vehicles, a practice known as “subvention.” We have provided SCUSA with limited exclusivity rights to participate in specified minimum percentages of certain of our retail financing rate subvention programs. SCUSA has committed to certain revenue sharing arrangements, as well as to consider future revenue sharing opportunities. SCUSA will bear the risk of loss on loans contemplated by the SCUSA Agreement. The parties will share in any residual gains and losses in respect of consumer leases, subject to specific provisions in the SCUSA Agreement, including limitations on our participation in gains and losses.

Non-GAAP Financial Measures

We monitor our operations through the use of several non-GAAP financial measures: Modified Operating Profit (Loss); Modified Earnings Before Interest, Taxes, Depreciation and Amortization, which we refer to as Modified EBITDA; Net Industrial Debt and Free Cash Flow. We believe that these non-GAAP financial measures provide useful information about our operating results and enhance the overall ability to assess our financial performance. They provide us with comparable measures of our financial performance based on normalized operational factors which then facilitate management’s ability to identify operational trends, as well as make decisions regarding future spending, resource allocations and other operational decisions. These and similar measures are widely used in the industry in which we operate.

These financial measures may not be comparable to other similarly titled measures of other companies and are not an alternative to net income (loss) or income (loss) from operations as calculated and presented in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. These measures should not be used as a substitute for any U.S. GAAP financial measures.

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

Modified EBITDA

We measure the performance of our business using Modified EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. We compute Modified EBITDA starting with net income (loss) adjusted to Modified Operating Profit (Loss) as described above, and then adding back depreciation and amortization expense (excluding depreciation and amortization expense for vehicles held for lease). We believe that Modified EBITDA is useful to determine the operational profitability of our business, which we use as a basis for making decisions regarding future spending, budgeting, resource allocations and other operational decisions.

The reconciliation of net income (loss) to Modified Operating Profit and Modified EBITDA is set forth below (in millions of dollars):

	Three Months Ended March 31,
	2013	2012
Net income	$166	$473
Plus:
Income tax expense	32	33
Net interest expense	251	267
Net pension, OPEB and other employee benefit costs (gains) other than service costs	(12)	(21)
Restructuring income, net	(4)	(14)
Other financial expense, net	2	2

Modified Operating Profit	435	740

Plus:
Depreciation and amortization expense	638	668
Less:
Depreciation and amortization expense for vehicles held for lease	(24)	(24)

Modified EBITDA	$1,049	$1,384

Net Industrial Debt

We compute Net Industrial Debt as total financial liabilities less cash and cash equivalents. We use Net Industrial Debt as a measure of our financial leverage and believe it is useful to others in evaluating our financial leverage.

The following is a reconciliation of financial liabilities to Net Industrial Debt (in millions of dollars):

	March 31, 2013	December 31, 2012
Financial liabilities (1)	$12,493	$12,603
Less: Cash and cash equivalents	11,874	11,614

Net Industrial Debt	$619	$989

(1)	Refer to Note 9, Financial Liabilities, of our accompanying condensed consolidated financial statements for additional information regarding our financial liabilities.

Free Cash Flow

Free Cash Flow is defined as cash flows from operating and investing activities, excluding any debt related investing activities, adjusted for financing activities related to Gold Key Lease. We are currently winding down the Gold Key Lease program. As of June 2012, all Gold Key Lease financing obligations have been repaid and no additional funding will be required. Free Cash Flow is presented because we believe that it is used by analysts and other parties in evaluating the Company. However, Free Cash Flow does not necessarily represent cash available for discretionary activities, as certain debt obligations and capital lease payments must be funded out of Free Cash Flow. We also use performance targets based on Free Cash Flow as a factor in our incentive compensation calculations for our non-represented employees.

Free Cash Flow should not be considered as an alternative to, or substitute for, net change in cash and cash equivalents. We believe it is important to view Free Cash Flow as a complement to our consolidated statements of cash flows.

The following is a reconciliation of Net Cash Provided by (Used in) Operating and Investing Activities to Free Cash Flow (in millions of dollars):

	Three Months Ended March 31,
	2013	2012
Net Cash Provided by Operating Activities	$1,210	$2,604
Net Cash Used in Investing Activities	(761)	(884)
Financing activities included in Free Cash Flow:
Repayments of Gold Key Lease financing	—	(20)

Free Cash Flow	$449	$1,700

Ally Repurchase Obligation

In April 2012, we notified Ally Financial Inc., or Ally, that we would not renew the Ally Agreement, following expiration of its initial term on April 30, 2013. As described above, we have entered into a new private-label financing agreement with SCUSA.

In accordance with the terms of the Ally Agreement, we remain obligated to repurchase Ally-financed dealer inventory that was acquired on or before April 30, 2013, upon certain triggering events and with certain exceptions, in the event of an actual or constructive termination of a dealer’s franchise agreement, including in certain circumstances when Ally forecloses on all assets of a dealer securing financing provided by Ally. These obligations exclude vehicles that have been damaged or altered, that are missing equipment or that have excessive mileage or an original invoice date that is more than one year prior to the repurchase date.

As of March 31, 2013, the maximum potential amount of future payments required to be made to Ally under this guarantee was approximately $7.1 billion and was based on the aggregate repurchase value of eligible vehicles financed by Ally in our U.S. dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at March 31, 2013, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.

On February 1, 2013, the Canadian automotive finance business of Ally was acquired by the Royal Bank of Canada, or RBC. Dealers with financing through Ally were offered new lending agreements with RBC, as the Ally-financing arrangements did not transfer with the sale. As such, we no longer have an obligation to repurchase dealer inventory in Canada that was acquired prior to February 1, 2013 and was financed by Ally.

Other Repurchase Obligations

In accordance with the terms of wholesale financing arrangements in Mexico, we are required to repurchase dealer inventory financed under these arrangements, upon certain triggering events and with certain exceptions, including in the event of an actual or constructive termination of a dealer’s franchise agreement. These obligations exclude certain vehicles including, but not limited to, vehicles that have been damaged or altered, that are missing equipment or that have excessive mileage.

As of March 31, 2013, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $300 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at March 31, 2013, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.

Employees

The following summarizes the number of our salaried and hourly employees as of the dates noted below:

	March 31, 2013	December 31, 2012
Salaried	18,937	18,558
Hourly	48,535	46,977

Total	67,472	65,535

The increase in our total workforce during the three months ended March 31, 2013, was primarily attributable to the hiring of manufacturing employees to support our current and anticipated production volumes, as well as additional engineering, research and development and other highly skilled employees to support our product development, sales, marketing and other corporate activities.

In the U.S. and Canada combined, substantially all of our hourly employees and approximately one-quarter of our salaried employees were represented by unions under collective bargaining agreements, which represented approximately 64 percent of our worldwide workforce as of March 31, 2013. The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, or UAW, and the National Automobile, Aerospace, Transportation and General Workers Union of Canada, or CAW, represent substantially all of these represented employees in the U.S. and Canada, respectively.

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board, or FASB, issued updated guidance to clarify a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. We will comply with this guidance as of January 1, 2014, and we are evaluating the potential impact on our consolidated financial statements.

In February 2013, the FASB issued updated guidance in relation to the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied retrospectively for all periods presented for those obligations resulting from joint and several liability arrangements that exist at the beginning of the fiscal year of adoption. We will comply with this guidance as of January 1, 2014, and we are evaluating the potential impact on our consolidated financial statements.

In February 2013, the FASB issued updated guidance that amends the reporting of amounts reclassified out of accumulated other comprehensive income (loss). These amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component, either on the face of the financial statement where net income is presented or in the notes to the financial statements. This guidance was effective for fiscal periods beginning after December 15, 2012, and was to be applied prospectively. We adopted this guidance as of January 1, 2013, and it did not have a material impact on our consolidated financial statements.

In October 2012, the FASB issued updated guidance on technical corrections and other revisions to various FASB codification topics. The guidance represents changes to clarify the codification, correct unintended application of the guidance or make minor improvements to the codification. The guidance also amends various codification topics to reflect the measurement and disclosure requirements of Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. Certain amendments in this guidance were effective for fiscal periods beginning after December 15, 2012, while the remainder of the amendments were effective immediately. We previously adopted the guidance that was effective immediately and adopted the remainder of the guidance as of January 1, 2013, and it did not have a material impact on our consolidated financial statements.

In December 2011, the FASB issued updated guidance which amends the disclosure requirements regarding the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. Under the guidance, an entity must disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued updated guidance which clarified that the 2011 amendment to the balance sheet offsetting standard does not cover transactions that are not considered part of the guidance for derivatives and hedge accounting. This guidance was effective for fiscal periods beginning on or after January 1, 2013. We adopted this guidance as of January 1, 2013, and it did not have a material impact on our consolidated financial statements.

Critical Accounting Estimates

The accompanying condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. For a discussion of our critical accounting estimates, refer to Item 7 —Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Estimates and Item 8 —Financial Statements and Supplementary Data —Note 2, Basis of Presentation and Significant Accounting Policies, included in our 2012 Form 10-K. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Risk

On February 8, 2013, the Venezuelan government announced a devaluation of the official exchange rate of the bolivar fuerte, or BsF, relative to the U.S. dollar, or USD, from 4.30 BsF per USD to 6.30 BsF per USD, effective February 13, 2013. As a result of this devaluation, we recognized a foreign currency translation loss of $78 million as a reduction to Revenues, Net in the accompanying Condensed Consolidated Statements of Income. No devaluation events occurred during the three months ended March 31, 2012.

In addition, in March 2013, the Venezuelan government announced a new currency exchange system, the Complementary System of Foreign Currency Acquirement, or SICAD. The SICAD system will operate parallel to the Commission for the Administration of Foreign Exchange, or CADIVI, and replace the Transaction System for Foreign Currency Denominated Securities, or SITME. The SICAD is intended to function as a public bidding system for private entities that import goods. We are currently monitoring and assessing the currency exchange rates and restrictions associated with the new system.

Other Financial Market Risks

There have been no other significant changes in our exposure to financial market risks since December 31, 2012. Refer to Item 7A —Quantitative and Qualitative Disclosure about Market Risk, in our 2012 Form 10-K for additional information.

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

Changes in Internal Control over Financial Reporting

We continuously monitor and evaluate changes in our internal control over financial reporting. In connection with our alliance with Fiat, and in support of our drive toward common global systems, we are replacing our current finance, procurement, and capital project and investment management systems with an SAP system that was developed leveraging the SAP system Fiat currently utilizes. Our new system is being implemented in two phases. The first phase was implemented as of January 1, 2013 and we began utilizing this system to record and report our 2013 financial results. As appropriate, we are modifying the design and documentation of internal control processes and procedures relating to the new systems to simplify and automate many of our previous processes. Our management believes that the implementation of this system will continue to improve and enhance our internal controls over financial reporting. The second phase of the implementation is expected to occur on January 1, 2014. For additional information refer to —Item 1A —Risk Factors in our 2012 Form 10-K.

There was no other change in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II —Other Information

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

CHRYSLER GROUP LLC

Dated: May 14, 2013	By:	/s/ Richard K. Palmer
Richard K. Palmer
Senior Vice President and Chief Financial Officer

CHRYSLER GROUP LLC

Exhibit Index

Exhibit Number	Description of Documents

31.1*	Section 302 Certification of the Chief Executive Officer

31.2*	Section 302 Certification of the Chief Financial Officer

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†ø	XBRL Instance Document

101.SCH†ø	XBRL Taxonomy Extension Schema Document

101.CAL†ø	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†ø	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†ø	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†ø	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed electronically herewith
†	Furnished herewith
ø	Submitted electronically herewith