Form 10-Q
period 2013-06-30
Chrysler Group LLC
filed 2013-08-13
CIK 1513153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There is no public market for our equity securities. As of August 13, 2013, there were 1,632,654 Class A Membership Interests issued and outstanding.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Form 10-Q for the Quarterly Period Ended June 30, 2013

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

Forward-Looking Statements

This report contains forward-looking statements that reflect our current views about future events. We use the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “will,” “intend,” “may,” “plan,” “project,” “should,” “could,” “seek,” “designed,” “potential,” “forecast,” “target,” “objective,” “goal,” or the negatives of such terms or other similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. For additional discussion of these risks, refer to Item 1A. Risk Factors in our 2012 Annual Report on Form 10-K, or 2012 Form 10-K. These factors include, but are not limited to:

•	continued elevated unemployment levels that do not recover at the same pace as economic indicators, sustained economic weakness and low consumer confidence, especially in North America, where we sell most of our vehicles;

•	the impact of sustained weak economic conditions in several European nations in which we plan to increase sales of Chrysler Group vehicles, and where Fiat, our alliance partner, is organized and derives significant revenues;

•	our ability to realize benefits from our industrial alliance with Fiat;

•	our ability to increase vehicle sales outside of North America;

•	our ability to regularly introduce new and significantly refreshed vehicles that appeal to consumers in a timely manner;

•	our ability to execute new vehicle launches and keep pace with demand for certain of our vehicles and components without eroding our quality or incurring unanticipated costs;

•	increases in fuel prices that may adversely impact demand for certain of our best-selling, higher margin vehicles;

•	competitive pressures that may limit our ability to reduce sales incentives, achieve better pricing and grow our profitability;

•	the potential inability of our dealers and customers to obtain affordably priced financing on a timely basis due to our lack of a captive finance company and our transition to a new private-label financing provider;

•	our ability to control costs and implement cost reduction and productivity improvement initiatives;

•	disruption of production or delivery of new vehicles due to shortages of materials, including supply disruptions resulting from natural disasters, labor strikes or supplier insolvencies;

•	changes and fluctuations in the prices of raw materials, parts and components;

•	our ability to accurately forecast demand for our vehicles, especially in light of the lead time required to adjust our manufacturing capabilities;

•	our substantial indebtedness and limitations on our liquidity that may limit our ability to execute our business plan;

•	changes in currency exchange rates and interest rates;

•	changes in laws, regulations and government policies, particularly those relating to vehicle emissions, fuel economy and safety;

•	the impact of vehicle defects and/or product recalls; and

•	interruptions to our business operations caused by information technology systems failures arising from our transition to new, enterprise-wide software systems or from potential cyber security incidents.

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

PART I – Financial Information

Item 1. Condensed Consolidated Financial Statements

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

Chrysler Group LLC

Auburn Hills, MI

We have reviewed the condensed consolidated balance sheet of Chrysler Group LLC and subsidiaries (“the Company”) as of June 30, 2013, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2013, and cash flows and members’ deficit for the six-month period ended June 30, 2013. These financial statements are the responsibility of the Company's management. The condensed consolidated financial statements of the Company as of June 30, 2012, and for the three-month and six-month periods then ended, were reviewed by other auditors whose report dated March 7, 2013 (August 13, 2013 as to Note 18) stated that based on their review they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States of America. The consolidated balance sheet of the Company as of December 31, 2012, and the related consolidated statements of operations, comprehensive loss, cash flows, and members’ deficit for the year then ended (not presented herein) were audited by other auditors whose report dated March 7, 2013 expressed an unqualified opinion on those statements. The other auditors also audited as of August 13, 2013 the adjustments described in Note 18 that were applied to retrospectively adjust the guarantor/non-guarantor balance sheets as of December 31, 2012 and expressed an opinion that such adjustments were appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted condensed consolidated balance sheet as of December 31, 2012.

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

August 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

Chrysler Group LLC

Auburn Hills, MI

We have reviewed the accompanying condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2012 and cash flows and members’ deficit for the six-month period ended June 30, 2012 of Chrysler Group LLC and subsidiaries (the “Company”). These interim financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for the three-month and six-month periods ended June 30, 2012 for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2012, and the related consolidated statements of operations, comprehensive loss, cash flows, and members’ deficit for the year then ended prior to the retrospective adjustment for the change in guarantor / non-guarantor structure (not presented herein); and in our report dated March 7, 2013, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 18 that were applied to retrospectively adjust the guarantor / non-guarantor balance sheets as of December 31, 2012. In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted condensed consolidated balance sheet as of December 31, 2012.

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan

March 7, 2013

(August 13, 2013 as to Note 18)

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited —in millions of dollars)

		Three Months Ended June 30,		Six Months Ended June 30,
	Notes	2013	2012	2013	2012
Revenues, net		$17,994	$16,795	$33,379	$33,154
Cost of sales		15,328	14,252	28,464	28,043

GROSS MARGIN		2,666	2,543	4,915	5,111
Selling, administrative and other expenses		1,280	1,225	2,507	2,445
Research and development expenses, net		569	545	1,146	1,134
Restructuring income, net	16	(7)	(34)	(11)	(48)
Interest expense	4	265	278	528	555
Interest income		(8)	(12)	(20)	(22)
Loss on extinguishment of debt	9	23	—	23	—

INCOME BEFORE INCOME TAXES		544	541	742	1,047
Income tax expense	10	37	105	69	138

NET INCOME		$507	$436	$673	$909

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited —in millions of dollars)

		Three Months Ended June 30,		Six Months Ended June 30,
	Notes	2013	2012	2013	2012
Net income		$507	$436	$673	$909
Other comprehensive income	3	991 (1)	78 (1)	1,156 (1)	3 (1)

TOTAL COMPREHENSIVE INCOME		$1,498	$514	$1,829	$912

(1)	Net of $0 of taxes

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited —in millions of dollars)

	Notes	June 30, 2013	December 31, 2012
CURRENT ASSETS:
Cash and cash equivalents		$11,881	$11,614
Restricted cash	11	23	28
Trade receivables, net of allowance for doubtful accounts of $49 and $56, respectively		1,803	1,179
Inventories	5	5,539	4,998
Prepaid expenses and other assets	7	1,666	1,108
Deferred taxes		20	23

TOTAL CURRENT ASSETS		20,932	18,950
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net of accumulated depreciation and amortization of $9,026 and $8,089, respectively		15,880	15,491
Equipment and other assets on operating leases, net of accumulated depreciation and amortization of $78 and $84, respectively		1,616	976

TOTAL PROPERTY AND EQUIPMENT		17,496	16,467
OTHER ASSETS:
Advances to related parties and other financial assets		63	47
Restricted cash	11	326	343
Goodwill		1,361	1,361
Other intangible assets, net	6	3,371	3,360
Prepaid expenses and other assets	7	404	403
Deferred taxes		42	40

TOTAL OTHER ASSETS		5,567	5,554

TOTAL ASSETS		$43,995	$40,971

CURRENT LIABILITIES:
Trade liabilities		$11,367	$9,734
Accrued expenses and other liabilities	8	8,921	8,518
Current maturities of financial liabilities	9	483	456
Deferred revenue		1,367	862
Deferred taxes		86	71

TOTAL CURRENT LIABILITIES		22,224	19,641
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	8	14,080	15,537
Financial liabilities	9	12,054	12,147
Deferred revenue		1,029	822
Deferred taxes		45	83

TOTAL LONG-TERM LIABILITIES		27,208	28,589
Commitments and contingencies	11	—	—

MEMBERS’ DEFICIT:
Membership Interests
Class A Membership Interests —1,632,654 and 1,061,225 units authorized, issued and outstanding at June 30, 2013 and December 31, 2012, respectively	15	—	—
Class B Membership Interests —None at June 30, 2013 and 200,000 units authorized, issued and outstanding at December 31, 2012	15	—	—
Contributed capital		2,640	2,647
Accumulated losses		(1,913)	(2,586)
Accumulated other comprehensive loss		(6,164)	(7,320)

TOTAL MEMBERS’ DEFICIT		(5,437)	(7,259)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT		$43,995	$40,971

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited —in millions of dollars)

		Six Months Ended June 30,
	Notes	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES		$2,187	$4,342

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets		(1,660)	(1,854)
Proceeds from disposals of property, plant and equipment		3	2
Purchases of equipment and other assets on operating leases		(12)	(6)
Proceeds from disposals of equipment and other assets on operating leases		3	70
Change in restricted cash		22	54
Change in loans and notes receivable		—	1
Other		(3)	(1)

NET CASH USED IN INVESTING ACTIVITIES		(1,647)	(1,734)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Canadian Health Care Trust Note	9	(45)	—
Repayments of Auburn Hills Headquarters loan		(25)	(25)
Repayments of Mexican development banks credit facility		(16)	—
Repayments of Tranche B Term Loan		(15)	(15)
Repayment of Tranche B Term Loan in connection with amendment	9	(760)	—
Proceeds from Tranche B Term Loan in connection with amendment	9	760	—
Debt issuance costs	9	(27)	—
Repayments of Gold Key Lease financing		—	(41)
Net proceeds from other financial obligations – related party		9	—
Net repayments of other financial obligations – third party		(26)	(44)
Distribution for state tax withholding obligations on behalf of members		(9)	(4)

NET CASH USED IN FINANCING ACTIVITIES		(154)	(129)

Effect of exchange rate changes on cash and cash equivalents		(119)	(5)

Net change in cash and cash equivalents		267	2,474
Cash and cash equivalents at beginning of period		11,614	9,601

Cash and cash equivalents at end of period		$11,881	$12,075

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT

(Unaudited —in millions of dollars)

	Note	Contributed Capital	Accumulated Losses	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2013		$2,647	$(2,586)	$(7,320)	$(7,259)
Distribution for state tax withholding obligations on behalf of members		(2)	—	—	(2)
Net income		—	166	—	166
Total other comprehensive income	3	—	—	165	165

Balance at March 31, 2013		$2,645	$(2,420)	$(7,155)	$(6,930)
Distribution for state tax withholding obligations on behalf of members		(5)	—	—	(5)
Net income		—	507	—	507
Total other comprehensive income	3	—	—	991	991

Balance at June 30, 2013		$2,640	$(1,913)	$(6,164)	$(5,437)

Balance at January 1, 2012		$2,657	$(4,254)	$(4,438)	$(6,035)
Distribution for state tax withholding obligations on behalf of members		(3)	—	—	(3)
Net income		—	473	—	473
Total other comprehensive loss	3	—	—	(75)	(75)

Balance at March 31, 2012		$2,654	$(3,781)	$(4,513)	$(5,640)
Distribution for state tax withholding obligations on behalf of members		(3)	—	—	(3)
Net income		—	436	—	436
Total other comprehensive income	3	—	—	78	78

Balance at June 30, 2012		$2,651	$(3,345)	$(4,435)	$(5,129)

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

Chrysler Group was formed on April 28, 2009 as a Delaware limited liability company. As of June 30, 2013, Fiat and the UAW Retiree Medical Benefits Trust (the “VEBA Trust”) had a 58.5 percent and 41.5 percent ownership interest in us, respectively. Refer to Note 15, Other Transactions with Related Parties, and Note 19, Subsequent Event, for additional information regarding Fiat’s exercise of its call option rights to acquire additional portions of the VEBA Trust’s membership interests in the Company.

We design, engineer, manufacture, distribute and sell vehicles under the brand names Chrysler, Jeep, Dodge and Ram. As part of our industrial alliance with Fiat, we also manufacture certain Fiat vehicles in North America, which we distribute for ourselves throughout North America and sell to Fiat for distribution elsewhere in the world. Our product lineup includes passenger cars, utility vehicles, which include sport utility vehicles and crossover vehicles, minivans and trucks. We also sell automotive service parts and accessories under the Mopar brand name.

Our products are available in more than 150 countries around the world. We sell our products to dealers and distributors for sale to retail customers and fleet customers, which include rental car companies, commercial fleet customers, leasing companies and government entities. The majority of our operations, employees, independent dealers and sales are in North America, primarily in the U.S. Approximately 10 percent of our vehicle sales during both 2012 and the first half of 2013 were outside North America, principally in Asia Pacific, South America and Europe. Vehicle, service parts and accessories sales outside North America are primarily through wholly-owned, affiliated or independent distributors and dealers. Fiat is the general distributor of our vehicles and service parts in Europe and certain other markets outside of North America, selling our products through a network of dealers. We are the general distributor for Fiat vehicles in select markets outside of Europe. In addition, as part of our industrial alliance, Fiat manufactures certain Fiat brand vehicles for us, which we distribute in select markets. Refer to Note 15, Other Transactions with Related Parties, for additional information regarding our industrial alliance and other transactions with Fiat.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Refer to Note 18, Supplemental Parent and Guarantor Condensed Consolidating Financial Statements, for additional information related to these reclassifications.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 2. Basis of Presentation and Recent Accounting Pronouncements —Continued

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance requiring that certain unrecognized tax benefits be recognized as offsets against the corresponding deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, unless the deferred tax asset is not available or not intended to be used at the reporting date. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to unrecognized tax benefits that exist at the effective date. We will comply with this guidance as of January 1, 2014, and we are evaluating the potential impact on our consolidated financial statements.

In July 2013, the FASB issued updated guidance to allow for the inclusion of the Federal Funds Effective Swap Rate as a benchmark interest rate for hedge accounting purposes. This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We adopted this guidance as of July 17, 2013, and it did not have a material impact on our consolidated financial statements.

In March 2013, the FASB issued updated guidance to clarify a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. We will comply with this guidance as of January 1, 2014, and we are evaluating the potential impact on our consolidated financial statements.

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

Note 3. Accumulated Other Comprehensive Loss

The changes in AOCI by component, including the amounts reclassified to income, were as follows (in millions of dollars):

	Three Months Ended June 30, 2013
	Defined Benefit Plan Adjustments		Derivatives
	Net Actuarial Loss (1)	Net Prior Service Credit (1)	Currency Forwards and Swaps (1)	Commodity Swaps (1)	Foreign Currency Translation Adjustments (1)	Total
Balance at beginning of period	$(7,147)	$32	$1	$29	$(70)	$(7,155)
Gain (loss) recorded in other comprehensive income	869	(98)	186	(29)	26	954
Less: Gain (loss) reclassified from AOCI to income	(78) (2)	8 (2)	28 (3)	5 (4)	—	(37)

Other comprehensive income (loss)	947	(106)	158	(34)	26	991

Balance at end of period	$(6,200)	$(74)	$159	$(5)	$(44)	$(6,164)

	Three Months Ended June 30, 2012
	Defined Benefit Plan Adjustments		Derivatives
	Net Actuarial Loss (1)	Net Prior Service Credit (1)	Currency Forwards and Swaps (1)	Commodity Swaps (1)	Foreign Currency Translation Adjustments (1)	Total
Balance at beginning of period	$(4,475)	$76	$(26)	$(36)	$(52)	$(4,513)
Gain (loss) recorded in other comprehensive income	—	—	75	(24)	10	61
Less: Gain (loss) reclassified from AOCI to income	(25) (2)	10 (2)	10 (3)	(12) (4)	—	(17)

Other comprehensive income (loss)	25	(10)	65	(12)	10	78

Balance at end of period	$(4,450)	$66	$39	$(48)	$(42)	$(4,435)

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 3. Accumulated Other Comprehensive Loss —Continued

	Six Months Ended June 30, 2013
	Defined Benefit Plan Adjustments		Derivatives
	Net Actuarial Loss (1)	Net Prior Service Credit (1)	Currency Forwards and Swaps (1)	Commodity Swaps (1)	Foreign Currency Translation Adjustments (1)	Total
Balance at beginning of period	$(7,232)	$42	$(40)	$4	$(94)	$(7,320)
Gain (loss) recorded in other comprehensive income	869	(98)	224	(10)	50	1,035
Less: Gain (loss) reclassified from AOCI to income	(163) (2)	18 (2)	25 (3)	(1) (4)	—	(121)

Other comprehensive income (loss)	1,032	(116)	199	(9)	50	1,156

Balance at end of period	$(6,200)	$(74)	$159	$(5)	$(44)	$(6,164)

	Six Months Ended June 30, 2012
	Defined Benefit Plan Adjustments		Derivatives
	Net Actuarial Loss (1)	Net Prior Service Credit (1)	Currency Forwards and Swaps (1)	Commodity Swaps (1)	Foreign Currency Translation Adjustments (1)	Total
Balance at beginning of period	$(4,499)	$86	$57	$(51)	$(31)	$(4,438)
Gain (loss) recorded in other comprehensive income	—	—	(5)	(19)	(11)	(35)
Less: Gain (loss) reclassified from AOCI to income	(49) (2)	20 (2)	13 (3)	(22) (4)	—	(38)

Other comprehensive income (loss)	49	(20)	(18)	3	(11)	3

Balance at end of period	$(4,450)	$66	$39	$(48)	$(42)	$(4,435)

(1)	Net of $0 of taxes
(2)	These AOCI components are included within the computation of net periodic benefit costs. Refer to Note 14, Employee Retirement and Other Benefits, for additional information.
(3)	Amount reclassified to Revenues, Net in the accompanying Condensed Consolidated Statements of Income. Refer to Note 13, Derivative Financial Instruments and Risk Management, for additional information.
(4)	Amount reclassified to Cost of Sales in the accompanying Condensed Consolidated Statements of Income. Refer to Note 13, Derivative Financial Instruments and Risk Management, for additional information.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 4. Interest Expense

Interest expense included the following (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Financial interest expense:
Related parties (see Note 15)	$113	$111	$222	$220
Other	157	163	315	324
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	30	31	59	62
Capitalized interest related to capital expenditures	(35)	(27)	(68)	(51)

Total	$265	$278	$528	$555

Note 5. Inventories

The components of inventories were as follows (in millions of dollars):

	June 30, 2013	December 31, 2012
Finished products, including service parts	$3,702	$3,255
Work in process	1,631	1,560
Raw materials and manufacturing supplies	206	183

Total	$5,539	$4,998

Note 6. Other Intangible Assets

The components of other intangible assets were as follows (in millions of dollars):

		June 30, 2013
	Range of Useful Lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$—	$2,210
Dealer networks	20	388	79	309
Fiat contributed intellectual property rights	10	320	129	191
Other intellectual property rights	3 - 12	263	50	213
Patented and unpatented technology	4 - 10	208	137	71
Software	3 - 5	378	123	255
Other	1 - 16	233	111	122

Total		$4,000	$629	$3,371

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

The following summarizes the amount of intangible asset amortization expense included in the respective financial statement captions of the accompanying Condensed Consolidated Statements of Income (in millions of dollars):

	Financial Statement Caption	Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Favorable operating lease contracts	Revenues, Net	$—	$—	$—	$1
Patented and unpatented technology, intellectual property, software and other	Cost of Sales	39	30	78	82
Dealer networks and other	Selling, Administrative and Other Expenses	6	5	12	10

Total		$45	$35	$90	$93

Based on the gross carrying amount of other intangible assets as of June 30, 2013, the estimated future amortization expense for the next five years was as follows (in millions of dollars):

Remainder of 2013	$90
2014	195
2015	193
2016	136
2017	110

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 7. Prepaid Expenses and Other Assets

The components of prepaid expenses and other assets were as follows (in millions of dollars):

	June 30, 2013			December 31, 2012
	Current	Non- Current	Total	Current	Non- Current	Total
Amounts due from related parties (see Note 15)	$675	$—	$675	$503	$—	$503
Prepaid pension expense	—	114	114	—	114	114
Other	991	290	1,281	605	289	894

Total	$1,666	$404	$2,070	$1,108	$403	$1,511

Note 8. Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities were as follows (in millions of dollars):

	June 30, 2013			December 31, 2012
	Current	Non- Current	Total	Current	Non- Current	Total
Pension and postretirement benefits	$188	$10,373	$10,561	$188	$11,864	$12,052
Product warranty costs	1,227	2,472	3,699	1,142	2,372	3,514
Sales incentives	2,991	—	2,991	3,031	—	3,031
Personnel costs	631	398	1,029	711	413	1,124
Amounts due to related parties (see Note 15) (1)	731	—	731	562	—	562
Accrued interest (2)	563	—	563	342	—	342
Vehicle residual value guarantees	492	—	492	238	—	238
Workers’ compensation	52	274	326	46	275	321
Income and other taxes	220	105	325	256	106	362
Restructuring actions (see Note 16)	21	36	57	69	—	69
Other	1,805	422	2,227	1,933	507	2,440

Total	$8,921	$14,080	$23,001	$8,518	$15,537	$24,055

(1)	Excludes amounts due to related parties for accrued interest separately discussed in (2) below.
(2)	Includes $441 million and $222 million of accrued interest due to related parties as of June 30, 2013 and December 31, 2012, respectively. Refer to Note 15, Other Transactions with Related Parties, for additional information.

We issue various types of product warranties under which we generally guarantee the performance of products delivered for a certain period or term. The reserve for product warranties includes the expected costs of warranty obligations imposed by law or contract, as well as the expected costs for mandatory or voluntary actions to recall and repair vehicles and for buyback commitments. We establish reserves for product warranty obligations when the related sale is recognized, which are reflected in the summary of the changes in accrued warranty costs below as “Provision for current period warranties.” Estimates are principally based on assumptions regarding the lifetime warranty costs of each vehicle line and each model year of that vehicle line, as well as historical claims experience for our vehicles. Estimates of the future costs of these actions are inevitably imprecise due to

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 8. Accrued Expenses and Other Liabilities —Continued

numerous uncertainties, including the enactment of new laws and regulations, the number of vehicles affected by a service or recall action and the nature of the corrective action that may result in adjustments to the established reserves, which are reflected in the summary below as “Net adjustments to pre-existing warranties.”

The changes in accrued product warranty costs (excluding deferred revenue from extended warranty and service contracts described below, as well as supplier recoveries) were as follows (in millions of dollars):

	Six Months Ended June 30,
	2013	2012
Balance at beginning of period	$3,514	$3,318
Provision for current period warranties	814	894
Net adjustments to pre-existing warranties	135	(10)
Net warranty settlements	(723)	(721)
Translation and other adjustments	(41)	3

Balance at end of period	$3,699	$3,484

We recognized recoveries from suppliers related to warranty claims of $36 million and $25 million during the three months ended June 30, 2013 and 2012, respectively, and $51 million and $59 million during the six months ended June 30, 2013 and 2012, respectively, which are excluded from the change in warranty costs above.

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

The following summarizes the changes in deferred revenue from these contracts (in millions of dollars):

	Six Months Ended June 30,
	2013	2012
Balance at beginning of period	$1,075	$926
Deferred revenues for current period service contracts	332	300
Earned revenues in current period	(226)	(225)
Refunds of cancelled contracts	(29)	(24)
Translation and other adjustments	(2)	21

Balance at end of period	$1,150	$998

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 9. Financial Liabilities

The components of financial liabilities were as follows (in millions of dollars):

	June 30, 2013
	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable Within One Year:
	Effective
VEBA Trust Note	11.71%		$159	$157
Tranche B Term Loan	4.81	% (1)	30	30
Canadian Health Care Trust Notes:
Tranche A	7.38	% (2)	66	67
Tranche B	9.21	% (2)	45	45

Total Canadian Health Care Trust Notes			111	112

Mexican development banks credit facility due 2025	9.14	% (3)	29	29

	Weighted Average
Other:
Capital lease obligations	10.09%		59	51
Other financial obligations	8.46%		110	104

Total other financial liabilities			169	155

Total financial liabilities payable within one year			$498	$483

	Maturity	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable After One Year:
		Effective
VEBA Trust Note	7/15/2023	11.71%		$4,715	$4,162
Tranche B Term Loan	5/24/2017	4.81	% (1)	2,910	2,852
Secured Senior Notes due 2019	6/15/2019	8.21	% (4)	1,500	1,485
Secured Senior Notes due 2021	6/15/2021	8.44	% (5)	1,700	1,682
Canadian Health Care Trust Notes:
Tranche A	6/30/2017	7.38	% (2)	301	319
Tranche B	6/30/2024	9.21	% (2)	406	416
Tranche C	6/30/2024	9.68	% (6)	103	87

Total Canadian Health Care Trust Notes				810	822

Mexican development banks credit facilities:
Credit facility due 2021	12/23/2021	8.00	% (7)	227	227
Credit facility due 2025	7/19/2025	9.14	% (3)	331	331

Total Mexican development banks credit facilities				558	558

		Weighted Average
Other:
Capital lease obligations	2014-2020	11.00%		343	309
Other financial obligations	2015-2024	13.19%		199	184

Total other financial liabilities				542	493

Total financial liabilities payable after one year				12,735	12,054

Total				$13,233	$12,537

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 9. Financial Liabilities —Continued

	December 31, 2012
	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable Within One Year:
	Effective
VEBA Trust Note	11.71%		$159	$159
Tranche B Term Loan	6.46	% (1)	30	30
Canadian Health Care Trust Notes:
Tranche A	7.98	% (2)	79	79
Tranche B	9.21	% (2)	23	23

Total Canadian Health Care Trust Notes			102	102

Mexican development banks credit facility due 2025	9.62	% (3)	30	30

	Weighted Average
Other:
Capital lease obligations	11.50%		36	27
Other financial obligations	11.09%		115	108

Total other financial liabilities			151	135

Total financial liabilities payable within one year			$472	$456

	Maturity	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable After One Year:
		Effective
VEBA Trust Note	7/15/2023	11.71%		$4,715	$4,129
Tranche B Term Loan	5/24/2017	6.46	% (1)	2,925	2,874
Secured Senior Notes due 2019	6/15/2019	8.21	% (4)	1,500	1,484
Secured Senior Notes due 2021	6/15/2021	8.44	% (5)	1,700	1,681
Canadian Health Care Trust Notes:
Tranche A	6/30/2017	7.98	% (2)	402	426
Tranche B	6/30/2024	9.21	% (2)	456	467
Tranche C	6/30/2024	9.68	% (6)	109	92

Total Canadian Health Care Trust Notes				967	985

Mexican development banks credit facilities:
Credit facility due 2021	12/23/2021	8.54	% (7)	231	231
Credit facility due 2025	7/19/2025	9.62	% (3)	350	350

Total Mexican development banks credit facilities				581	581

		Weighted Average
Other:
Capital lease obligations	2014-2020	12.43%		251	214
Other financial obligations	2014-2024	13.43%		218	199

Total other financial liabilities				469	413

Total financial liabilities payable after one year				12,857	12,147

Total				$13,329	$12,603

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 9. Financial Liabilities —Continued

(1)	Loan bears interest at LIBOR (subject to a 1.00 percent floor) + 3.25 percent and LIBOR (subject to a 1.25 percent floor) + 4.75 percent at June 30, 2013 and December 31, 2012, respectively. Commencing in July 2011, interest has been reset every three months. Stated interest rate as of June 30, 2013 and December 31, 2012 was 4.25 percent and 6.00 percent, respectively.
(2)	Notes bear interest at a stated rate of 9.00 percent.
(3)	Represents the stated interest rate. Loan bears interest at the 28 day Interbank Equilibrium Interest Rate (“TIIE”) + 4.80 percent subject to a quarterly reset of TIIE.
(4)	Notes bear interest at a stated rate of 8.00 percent.
(5)	Notes bear interest at a stated rate of 8.25 percent.
(6)	Note bears interest at a stated rate of 7.50 percent.
(7)	Represents the stated interest rate. Loan bears interest at the 28 day TIIE + 3.70 percent subject to a monthly reset of TIIE.

As of June 30, 2013, the carrying amounts of our financial obligations were net of fair value adjustments, discounts, premiums and loan origination fees totaling $696 million related to the following obligations (in millions of dollars):

VEBA Trust Note	$555
Tranche B Term Loan	58
Secured Senior Notes due 2019	15
Secured Senior Notes due 2021	18
Canadian Health Care Trust Notes	(13)
Liabilities for capital lease and other financial obligations	63

Total	$696

As of June 30, 2013, the aggregate annual contractual maturities of our financial liabilities at face value were as follows (in millions of dollars):

Remainder of 2013	$329
2014	473
2015	516
2016	548
2017	3,427
2018 and thereafter	7,940

Total	$13,233

Senior Credit Facilities Amendment

We amended and restated our credit agreement dated as of May 24, 2011 (the “Original Credit Agreement”) among us and the lenders party thereto. The amendments to the Original Credit Agreement were given effect in the amended and restated credit agreement, dated as of June 21, 2013 (the “Credit Agreement”).

The Original Credit Agreement provided for a $3.0 billion Tranche B Term Loan that was to mature on May 24, 2017, which was fully drawn on May 24, 2011 (the “Original Tranche B Term Loan”) and a $1.3 billion revolving credit facility that was to mature on May 24, 2016, which was undrawn (the “Original Revolving Facility”), collectively referred to as the “Original Senior Credit Facilities.”

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 9. Financial Liabilities —Continued

Senior Credit Facilities Amendment —Continued

We refer to the amended Tranche B Term Loan and revolving credit facility as the “Tranche B Term Loan” and “Revolving Facility,” respectively. We collectively refer to the Tranche B Term Loan and Revolving Facility as the “Senior Credit Facilities.” The Tranche B Term Loan and Revolving Facility mature on May 24, 2017 and May 24, 2016, respectively. The Revolving Facility remains undrawn.

The amendment reduced the applicable interest rate spreads on the Original Senior Credit Facilities by 1.50 percent per annum and reduced the rate floor applicable to the Original Tranche B Term Loan by 0.25 percent per annum. As a result, all amounts outstanding under the Senior Credit Facilities will bear interest, at our option, either at a base rate plus 2.25 percent per annum or at LIBOR plus 3.25 percent per annum. For the Tranche B Term Loan, a base rate floor of 2.00 percent per annum or a LIBOR floor of 1.00 percent per annum apply. We currently accrue interest based on LIBOR.

In addition, the amendment reduced the commitment fee payable on the Revolving Facility to 0.50 percent per annum, which may be reduced to 0.375 percent per annum if we achieve a specified consolidated leverage ratio, multiplied by the daily average undrawn portion of the Revolving Facility. The commitment fee remains payable quarterly in arrears.

If we voluntarily prepay or re-price all or any portion of the Tranche B Term Loan before the six-month anniversary of the effective date of the amendment, we will be obligated to pay a call premium equal to 1.00 percent of the principal amount prepaid or re-priced.

Certain negative covenants in the Original Credit Agreement were also amended, including limitations on incurrence of indebtedness and certain limitations on restricted payments, which include dividends. Under the Credit Agreement, among other exceptions, we increased our restricted payment capacity in an amount not to exceed 50 percent of our cumulative consolidated net income since January 1, 2012.

Lenders party to the Original Tranche B Term Loan that held $760 million of the outstanding principal balance either partially or fully reduced their holdings. These reductions were accounted for as a debt extinguishment. The remaining holdings were analyzed on a lender-by-lender basis and accounted for as a debt modification. The $2.9 billion outstanding principal balance on the Tranche B Term Loan did not change, as new and continuing lenders acquired the $760 million. The quarterly principal payment amount and timing of payments did not change as a result of this amendment.

We paid $35 million related to the call premium and other fees to re-price and amend the Original Credit Agreement, of which $27 million was deferred and will be amortized over the remaining terms of the Senior Credit Facilities. We recognized a $23 million loss on extinguishment of debt, which included the write off of $12 million of unamortized debt discounts and $3 million of unamortized debt issuance costs associated with the Original Senior Credit Facilities, as well as $8 million of the call premium and fees noted above.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 9. Financial Liabilities —Continued

Canadian Health Care Trust Notes —Continued

The $92 million Canadian HCT Tranche A Note principal payment consisted of $47 million of interest that was previously capitalized as additional debt with the remaining $45 million representing a repayment of the original principal balance. The payment of capitalized interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2013.

Refer to our 2012 Form 10-K for further information regarding the Canadian Health Care Trust Notes.

Amounts Available for Borrowing under Credit Facilities

As of June 30, 2013, our $1.3 billion Revolving Facility remains undrawn and the Tranche B Term Loan and Mexican development banks credit facilities remain fully drawn. Our $4.8 billion ($5.0 billion Canadian dollar) Gold Key Lease secured revolving credit facility remains undrawn as of June 30, 2013. However, as we are currently winding down the Gold Key Lease program, no additional funding will be provided.

Refer to our 2012 Form 10-K for additional information regarding the terms of our financing arrangements.

Note 10. Income Taxes

For interim tax reporting, we estimate our annual effective tax rate and apply it to our year to date ordinary income (loss). The tax effect of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates are reported in the interim period in which they occur. There have been no significant changes in our estimates or the provision for income taxes during the six months ended June 30, 2013.

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

Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. We establish an accrual in connection with pending or threatened litigation if a loss is probable and can be reasonably estimated. Since these accruals represent estimates, it is reasonably possible that the resolution of some of these matters could require us to make payments in excess of the amounts accrued. It is also reasonably possible that the resolution of some of the matters for which accruals could not be made may require us to make payments in an amount or range of amounts that could not be reasonably estimated at June 30, 2013.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 11. Commitments, Contingencies and Concentrations —Continued

Litigation —Continued

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

Restricted Cash

Restricted cash, which includes cash equivalents, was $349 million as of June 30, 2013. Restricted cash included $257 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler AG and $92 million of collateral for other contractual agreements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 11. Commitments, Contingencies and Concentrations —Continued

Concentrations

Suppliers

Although we have not experienced any significant deterioration in our annual production volumes as a result of materials or parts shortages, we have from time to time experienced short term interruptions and variability in quarterly production schedules as a result of temporary supply constraints or disruptions in the availability of raw materials, parts and components as a result of natural disasters and other unexpected events. Additionally, we regularly source systems, components, parts, equipment and tooling from a sole provider or limited number of providers. Therefore, we are at risk for production delays and losses should any supplier fail to deliver goods and services on time. We continuously work with our suppliers to monitor potential supply constraints and to mitigate the effects of any emerging shortages on our production volumes and revenues. We also maintain insurance coverage for certain losses we might incur due to shortages or other supplier disruptions. During the three months ended March 31, 2012, we recognized insurance recoveries totaling $72 million related to losses sustained in 2011 due to supply disruptions. These recoveries were recognized as a reduction to Cost of Sales in the accompanying Condensed Consolidated Statements of Income. The proceeds from these recoveries were fully collected during the three months ended June 30, 2012. There were no similar insurance recoveries during the six months ended June 30, 2013 and the three months ended June 30, 2012.

Employees

In the U.S. and Canada combined, substantially all of our hourly employees and approximately 21 percent of our salaried employees were represented by unions under collective bargaining agreements, which represented approximately 64 percent of our worldwide workforce as of June 30, 2013. The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) and the National Automobile, Aerospace, Transportation and General Workers Union of Canada (“CAW”) represent substantially all of these represented employees in the U.S. and Canada, respectively.

Other Matters

SCUSA Private-Label Financing Agreement

In February 2013, we entered into a private-label financing agreement with Santander Consumer USA Inc. (“SCUSA”), an affiliate of Banco Santander SCUSA (the “SCUSA Agreement”). Under the SCUSA Agreement, SCUSA provides a wide range of wholesale and retail financing services to our dealers and consumers in accordance with its usual and customary lending standards, under the Chrysler Capital brand name. The financing services include credit lines to finance our dealers’ acquisition of vehicles and other products that we sell or distribute, retail loans and leases to finance consumer acquisitions of new and used vehicles at our dealerships, financing for commercial and fleet customers, and ancillary services. In addition, SCUSA will work with dealers to offer them construction loans, real estate loans, working capital loans and revolving lines of credit.

Under the new financing arrangement, which launched on May 1, 2013, SCUSA has agreed to specific transition milestones for the initial year following launch. If the transition milestones are met, or otherwise satisfactory to us, the SCUSA Agreement will have a ten-year term, subject to early termination in certain circumstances, including the failure by a party to comply with certain of its ongoing obligations under the SCUSA Agreement. In accordance with the terms of the agreement, SCUSA provided us an upfront, nonrefundable payment in May 2013, which will be amortized over ten years.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 11. Commitments, Contingencies and Concentrations —Continued

Other Matters —Continued

SCUSA Private-Label Financing Agreement —Continued

From time to time, we work with certain lenders to subsidize interest rates or cash payments at the inception of a financing arrangement to incentivize customers to purchase our vehicles, a practice known as “subvention.” We have provided SCUSA with limited exclusivity rights to participate in specified minimum percentages of certain of our retail financing rate subvention programs. SCUSA has committed to certain revenue sharing arrangements, as well as to consider future revenue sharing opportunities. SCUSA bears the risk of loss on loans contemplated by the SCUSA Agreement. The parties share in any residual gains and losses in respect of consumer leases, subject to specific provisions in the SCUSA Agreement, including limitations on our participation in gains and losses.

Ally Auto Finance Operating Agreement and Repurchase Obligations

In April 2013, the Auto Finance Operating Agreement between us and Ally Financial Inc. (“Ally”), which we refer to as the “Ally Agreement”, was terminated. Notwithstanding the termination of the Ally Agreement, we anticipate that Ally will continue to provide wholesale and retail financing to our dealers and retail customers in the U.S. in accordance with its usual and customary lending standards. Our dealers and retail customers also obtain funding from other financing sources.

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

As of June 30, 2013, the maximum potential amount of future payments required to be made to Ally under this guarantee was approximately $2.9 billion and was based on the aggregate repurchase value of eligible vehicles financed by Ally in our U.S. dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at June 30, 2013, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.

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

Other Repurchase Obligations —Continued

obligations exclude certain vehicles including, but not limited to, vehicles that have been damaged or altered, that are missing equipment or that have excessive mileage.

As of June 30, 2013, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $280 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at June 30, 2013, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.

Note 12. Fair Value Measurements

The following summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions of dollars):

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$10,956	$925	$—	$11,881
Restricted cash	349	—	—	349
Derivatives:
Currency forwards and swaps	—	195	—	195
Commodity swaps	—	1	3	4

Total	$11,305	$1,121	$3	$12,429

Liabilities:
Derivatives:
Currency forwards and swaps	$—	$12	$—	$12
Commodity swaps	—	40	8	48

Total	$—	$52	$8	$60

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

During the six months ended June 30, 2013, there were no transfers between Level 1 and Level 2 or into or out of Level 3.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 12. Fair Value Measurements —Continued

The following summarizes the changes in Level 3 items measured at fair value on a recurring basis (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Derivatives Assets (Liabilities):
Balance at beginning of the period	$21	$(16)	$9	$(35)
Total realized and unrealized gains (losses):
Included in Net Income (Loss) (1)	5	(8)	4	(11)
Included in Other Comprehensive Income (Loss) (2)	(30)	(17)	(13)	(3)
Settlements (3)	(1)	11	(5)	19
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Fair value at end of the period	$(5)	$(30)	$(5)	$(30)

Changes in unrealized losses relating to instruments held at end of period (1)	$—	$—	$—	$—

(1)	The related realized and unrealized gains (losses) are recognized in Cost of Sales in the accompanying Condensed Consolidated Statements of Income.
(2)	The related realized and unrealized losses are recognized in Other Comprehensive Income in the accompanying Condensed Consolidated Statements of Comprehensive Income.
(3)	There were no purchases, issuances or sales during the three and six months ended June 30, 2013 and 2012.

The following summarizes the unobservable inputs related to Level 3 items measured at fair value on a recurring basis as of June 30, 2013:

	Net Liability (in millions of dollars)	Valuation Technique	Unobservable Input	Range	Unit of Measure
Commodity swaps	$5	Discounted	Platinum forward points	$0.45 —$8.90	Per troy ounce
		cash flow	Palladium forward points	$0.22 —$4.29	Per troy ounce
			Natural gas forward points	$(0.17)—$0.58	Per giga-joule

The forward points that were used in the valuation of platinum, palladium and certain natural gas contracts were deemed unobservable. Significant increases or decreases in any of the unobservable inputs in isolation would not significantly impact our fair value measurements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 12. Fair Value Measurements —Continued

The carrying amounts and estimated fair values of our financial instruments were as follows (in millions of dollars):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$11,881	$11,881	$11,614	$11,614
Restricted cash	349	349	371	371
Financial liabilities (1)	12,537	13,529	12,603	13,643
Derivatives:
Included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets	199	199	36	36
Included in Accrued Expenses and Other Liabilities	60	60	55	55

(1)	As of June 30, 2013, the fair value of financial liabilities includes $6.4 billion and $7.1 billion measured utilizing Level 2 and Level 3 inputs, respectively. As of December 31, 2012, the fair value of financial liabilities includes $6.5 billion and $7.1 billion measured utilizing Level 2 and Level 3 inputs, respectively.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 13. Derivative Financial Instruments and Risk Management

All derivative instruments are recognized in the accompanying Condensed Consolidated Balance Sheets at fair value. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. The fair values of our derivative financial instruments are based on pricing models or formulas using current estimated cash flow and discount rate assumptions. We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. The adjustment is estimated based on the net exposure by counterparty. We use an estimate of the counterparty’s non-performance risk when we are in a net asset position and an estimate of our own non-performance risk when we are in a net liability position. As of June 30, 2013 and December 31, 2012, the adjustment for non-performance risk did not materially impact the fair value of derivative instruments.

The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single–A or better. The aggregate fair value of derivative instruments in asset positions as of June 30, 2013 and December 31, 2012 was approximately $199 million and $36 million, respectively, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss that we would recognize if all counterparties failed to perform as contracted, could be significantly lower.

The terms of the agreements with our counterparties for foreign currency exchange and commodity hedge contracts require us to post collateral when derivative instruments are in a liability position, subject to posting thresholds. In addition, these agreements contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding net asset or liability positions. These cross-default provisions could be triggered if there was a non-performance event under certain debt obligations. The fair values of the related gross liability positions as of June 30, 2013 and December 31, 2012, which represent our maximum potential exposure, were $60 million and $55 million, respectively. As of December 31, 2012, we posted $24 million as collateral for foreign currency exchange and commodity hedge contracts. The cash collateral is included in Restricted Cash in the accompanying Condensed Consolidated Balance Sheets. Per the terms of our agreements, no collateral was required to be posted as of June 30, 2013.

The following presents the gross and net amounts of our derivative assets and liabilities after giving consideration to the terms of the master netting arrangements with our counterparties (in millions of dollars):

	June 30, 2013		December 31, 2012
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amounts recognized in the Condensed Consolidated Balance Sheets	$199	$60	$36	$55
Gross amounts not offset in the Condensed Consolidated Balance Sheets that are eligible for offsetting
Derivatives	(54)	(54)	(24)	(24)
Cash collateral pledged	—	—	—	(24)

Net Amount	$145	$6	$12	$7

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

Changes in the fair value of designated derivatives that are highly effective as cash flow hedges are recorded in AOCI, net of estimated income taxes. These changes in the fair value are then released into earnings contemporaneously with the earnings effects of the hedged items. Cash flows associated with cash flow hedges are reported in Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows. The ineffective portions of the fair value changes are recognized in the results of operations immediately. The amount of ineffectiveness recorded for the three and six months ended June 30, 2013 and 2012 was immaterial. Our cash flow hedges mature within 18 months.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 13. Derivative Financial Instruments and Risk Management —Continued

Cash Flow Hedges —Continued

The following summarizes the fair values of derivative instruments designated as cash flow hedges which were outstanding (in millions of dollars):

	June 30, 2013
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$3,288	$174	$(10)
Commodity swaps	203	4	(8)

Total	$3,491	$178	$(18)

	December 31, 2012
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$3,369	$4	$(43)
Commodity swaps	223	13	(8)

Total	$3,592	$17	$(51)

(1)	The related derivative instruments are recognized in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets in the accompanying Condensed Consolidated Balance Sheets.
(2)	The related derivative instruments are recognized in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 13. Derivative Financial Instruments and Risk Management —Continued

Cash Flow Hedges —Continued

The following summarizes the gains (losses) recorded in other comprehensive income (loss) and reclassified from AOCI to income (in millions of dollars):

	Three Months Ended June 30, 2013
	AOCI as of April 1, 2013	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of June 30, 2013
Currency forwards and swaps	$1	$186	$28	$159
Commodity swaps	29	(29)	5	(5)

Total	$30	$157	$33	$154

	Three Months Ended June 30, 2012
	AOCI as of April 1, 2012	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of June 30, 2012
Currency forwards and swaps	$(26)	$75	$10	$39
Commodity swaps	(36)	(24)	(12)	(48)

Total	$(62)	$51	$(2)	$(9)

	Six Months Ended June 30, 2013
	AOCI as of January 1, 2013	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of June 30, 2013
Currency forwards and swaps	$(40)	$224	$25	$159
Commodity swaps	4	(10)	(1)	(5)

Total	$(36)	$214	$24	$154

	Six Months Ended June 30, 2012
	AOCI as of January 1, 2012	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of June 30, 2012
Currency forwards and swaps	$57	$(5)	$13	$39
Commodity swaps	(51)	(19)	(22)	(48)

Total	$6	$(24)	$(9)	$(9)

We expect to reclassify existing net gains of $121 million from AOCI to income within the next 12 months.

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

The following summarizes the fair values of derivative instruments not designated as hedges (in millions of dollars):

	June 30, 2013
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$292	$21	$(2)
Commodity swaps	430	—	(40)

Total	$722	$21	$(42)

	December 31, 2012
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$324	$2	$(1)
Commodity swaps	399	17	(3)

Total	$723	$19	$(4)

(1)	The related derivative instruments are recognized in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets in the accompanying Condensed Consolidated Balance Sheets.
(2)	The related derivative instruments are recognized in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets.

The following summarizes the effect of derivative instruments not designated as hedges in the respective financial statement captions of the accompanying Condensed Consolidated Statements of Income (in millions of dollars):

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial Statement Caption	2013 Gain (Loss)	2012 Gain (Loss)	2013 Gain (Loss)	2012 Gain (Loss)
Currency forwards and swaps	Revenues, Net	$28	$6	$29	$(5)
Commodity swaps	Cost of Sales	(34)	(40)	(63)	(19)

Total		$(6)	$(34)	$(34)	$(24)

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

Plan Amendments to U.S. and Canada Salaried Defined Benefit Pension Plans

During the second quarter of 2013, we amended our U.S. and Canadian salaried defined benefit pension plans. The U.S. plans were amended in order to comply with Internal Revenue Service regulations, cease the accrual of future benefits effective December 31, 2013, and enhance the retirement factors. The Canada amendment ceases the accrual of future benefits effective December 31, 2014, enhances the retirement factors and continues to consider future salary increases for the affected employees.

The following summarizes the effects of the interim remeasurement, curtailment gain and plan amendments as a result of the changes to the plans recognized during the six months ended June 30, 2013 (in millions of dollars):

	Remeasurement	Curtailment Gain and Plan Amendments	Total
	Increase (Decrease)
Prepaid pension expense (included in Prepaid Expenses and Other Assets)	$(9)	$—	$(9)
Net pension benefit obligation (included in Accrued Expenses and Other Liabilities)	(562)	(218)	(780)
Actuarial and curtailment gains included in AOCI	553	316	869
Prior service cost included in AOCI	—	(98)	(98)

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 14. Employee Retirement and Other Benefits —Continued

Benefits Expense

The components of pension and other postretirement benefits (“OPEB”) expense (income) were as follows (in millions of dollars):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Pension Benefits	OPEB	Pension Benefits	OPEB	Pension Benefits	OPEB	Pension Benefits	OPEB
Service cost	$89	$7	$76	$6	$180	$15	$155	$12
Interest cost	334	30	376	33	670	60	753	66
Expected return on plan assets	(465)	—	(454)	—	(928)	—	(909)	—
Recognition of net actuarial losses	66	12	20	5	139	24	39	10
Amortization of prior service cost (credit)	1	(11)	—	(10)	1	(21)	—	(20)
Other	2	—	—	—	2	—	—	(1)

Net periodic benefit costs	27	38	18	34	64	78	38	67
Special early retirement cost	—	—	1	—	—	—	1	—

Total benefits expense	$27	$38	$19	$34	$64	$78	$39	$67

Contributions and Payments

During the six months ended June 30, 2013, employer contributions to our funded pension plans amounted to $529 million. Employer contributions to our U.S. funded pension plans are expected to be approximately $181 million for the remainder of 2013, of which $175 million are discretionary contributions and $6 million are mandatory contributions to satisfy minimum funding requirements. During the six months ended June 30, 2013, employer contributions to our unfunded pension and OPEB plans amounted to $22 million and $91 million, respectively. Employer contributions to our unfunded pension and OPEB plans for the remainder of 2013 are expected to be $16 million and $98 million, respectively, which represent the expected benefit payments to participants.

Note 15. Other Transactions with Related Parties

We engage in transactions with unconsolidated subsidiaries, associated companies and other related parties on commercial terms that are normal in the respective markets, considering the characteristics of the goods or services involved.

VEBA Trust

As of June 30, 2013, the VEBA Trust had a 41.5 percent ownership interest in the Company. Interest expense on the VEBA Trust Note totaled $110 million and $109 million for the three months ended June 30, 2013 and 2012, respectively, and $219 million and $218 million for the six months ended June 30, 2013 and 2012, respectively.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 15. Other Transactions with Related Parties —Continued

Fiat

Ownership Interest

As of June 30, 2013, Fiat had a 58.5 percent ownership interest in the Company. Prior to that date, Fiat exercised its call option rights to acquire two tranches of Class A Membership Interests, each of which represents approximately 3.3 percent of the Company’s outstanding equity. Interpretation of the call option agreement is currently the subject of a proceeding in the Delaware Chancery Court filed in respect of the first exercise of the option in July 2012. Refer to Note 19, Subsequent Event, for additional information regarding Fiat’s exercise of its option to acquire additional portions of the VEBA Trust’s membership interests in Chrysler Group.

In January 2013, the 200,000 Class B Membership Interests held by Fiat automatically converted to 571,429 Class A Membership Interests in accordance with Chrysler Group’s governance documents. There were no dilutive effects of the conversion.

Industrial Alliance and Other Transactions

Pursuant to our master industrial agreement with Fiat, we established an industrial alliance through which we collaborate with Fiat on a number of fronts, including product and platform sharing and development, global distribution, procurement, information technology infrastructure and process improvement. The alliance is comprised of various commercial arrangements entered into pursuant to the master industrial agreement. As part of our industrial alliance, we manufacture certain Fiat vehicles in North America, which we distribute for ourselves throughout North America and sell to Fiat for distribution elsewhere in the world. In addition, Fiat manufactures certain Fiat brand vehicles for us, which we distribute in select markets. We have also taken on the distribution of Fiat vehicles outside North America in those regions where our dealer networks are better established. We are the exclusive distributor of Fiat brand vehicles and service parts throughout North America. Fiat is the general distributor of our vehicles and service parts in Europe and certain other markets outside of North America, where their dealer networks are better established.

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

In May 2012, and pursuant to a 2011 definitive technology license agreement with Fiat, we recorded a $37 million license fee, which will be amortized into royalty income over seven years beginning with the production launch of each of the two vehicles that will utilize the intellectual property. Production of the first vehicle began during the three months ended March 31, 2013 and accordingly, we began amortizing the applicable portion of the license fee. As of June 30, 2013, $36 million remained in Deferred Revenue in the accompanying Condensed Consolidated Balance Sheets.

In May 2013, we entered into a $120 million six-year capital lease with Fiat related to equipment and tooling used in the production of a vehicle.

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

The following summarizes our transactions with Fiat (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales of vehicles, parts and services provided to Fiat	$637	$870	$998	$1,916
Purchases of vehicles, parts and services from Fiat	536	346	1,019	656
Amounts capitalized in Property, Plant and Equipment, Net and Other Intangible Assets, Net	39	59	141	112
Reimbursements to Fiat recognized (1)	20	5	52	10
Reimbursements from Fiat recognized (1)	5	10	14	28
Royalty income from Fiat	2	—	4	—
Royalty fees incurred for intellectual property contributed by Fiat	—	1	1	1
Interest income on financial resources provided to Fiat	1	1	1	1
Interest expense on financial resources provided by Fiat	3	2	3	2

(1)Includes reimbursements recognized for costs related to shared engineering and development activities performed under the product and platform sharing arrangements that are part of our industrial alliance.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 15. Other Transactions with Related Parties —Continued

Related Party Summary

Amounts due from and to related parties were as follows (in millions of dollars):

	June 30, 2013
	VEBA Trust	Fiat	Other	Total
Amounts due from related parties (included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets)	$—	$675	$10	$685

Amounts due to related parties (included in Accrued Expenses and Other Liabilities)	$441	$718	$13	$1,172
Financial liabilities to related parties (included in Financial Liabilities)	4,319 (1)	129	5	4,453

Total due to related parties	$4,760	$847	$18	$5,625

	December 31, 2012
	VEBA Trust	Fiat	Other	Total
Amounts due from related parties (included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets)	$—	$500	$15	$515

Amounts due to related parties (included in Accrued Expenses and Other Liabilities)	$222	$558	$4	$784
Financial liabilities to related parties (included in Financial Liabilities)	4,288 (1)	—	5	4,293

Total due to related parties	$4,510	$558	$9	$5,077

(1)	Amounts are net of discounts of $555 million and $586 million as of June 30, 2013 and December 31, 2012, respectively. Refer to Note 9, Financial Liabilities, for additional information.

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

certain manufacturing facilities, adjusted volumes at stamping and powertrain facilities and idled certain manufacturing plants. Old Carco’s restructuring actions also included the cancellation of five existing products from its portfolio, discontinued development on certain previously planned product offerings and the closure of certain parts distribution centers in the U.S. and Canada. We will continue to execute the remaining actions under Old Carco’s restructuring initiatives. The remaining actions principally include the completion of the activities associated with the idling of two manufacturing facilities and the restructuring of our international distribution operations, the plans for which have been refined, including the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization. Costs associated with these remaining actions include, but are not limited to: employee severance, relocations, legal claims and other international dealer network related costs. The remaining workforce reductions will affect represented and non-represented hourly and salaried employees and will be achieved through a combination of retirements, special programs, attrition and involuntary separations.

There were no restructuring charges recorded during the three and six months ended June 30, 2013. For the three and six months ended June 30, 2012, we recorded charges, net of discounting, of $1 million related to costs associated with employee relocations for previously announced restructuring initiatives.

We made refinements to existing reserve estimates resulting in net reductions of $7 million and $35 million for the three months ended June 30, 2013 and 2012, respectively, and $11 million and $49 million for the six months ended June 30, 2013 and 2012, respectively. During the three and six months ended June 30, 2013, the adjustments related to decreases in the expected workforce reduction costs and legal claim reserves as a result of management’s adequacy reviews. These reviews took into consideration the status of the restructuring actions and the estimated costs to complete the actions. During the three and six months ended June 30, 2012, the adjustments related to decreases in the expected workforce reduction costs and legal claim reserves, as well as other transition costs of $5 million resulting from the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization. These refinements were as a result of management’s adequacy reviews.

The restructuring charges and reserve adjustments are included in Restructuring Income, Net in the accompanying Condensed Consolidated Statements of Income and would have otherwise been reflected in Cost of Sales.

Additional charges of approximately $2 million related to employee relocations are expected to be recognized during the remainder of 2013 and 2014. We anticipate that the total costs we will incur related to these restructuring activities, including the initial assumption of the $554 million obligation from Old Carco, as well as additional charges and refinements made to the estimates, will be $528 million, including $355 million related to employee workforce reduction costs and $173 million of other costs. We expect to make total future payments of approximately $59 million.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 16. Restructuring Actions —Continued

Restructuring reserves are included in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets. The following summarizes the restructuring reserves activity (in millions of dollars):

	Six Months Ended June 30,
	2013			2012
	Workforce Reductions	Other	Total	Workforce Reductions	Other	Total
Balance at beginning of period	$20	$49	$69	$29	$121	$150
Charges	—	—	—	1	—	1
Adjustments to reserve estimates	(7)	(4)	(11)	(4)	(40)	(44)
Payments	—	(1)	(1)	(3)	(15)	(18)
Other, including currency translation	—	—	—	—	(5)	(5)

Balance at end of period	$13	$44	$57	$23	$61	$84

Note 17. Venezuelan Currency Regulations and Devaluation

The functional currency of Chrysler de Venezuela LLC (“CdV”), our wholly-owned subsidiary in Venezuela, is the U.S. Dollar (“USD”). Pursuant to certain Venezuelan foreign currency exchange control regulations, the Central Bank of Venezuela centralizes all foreign currency transactions in the country. Under these regulations, the purchase and sale of foreign currency must be made through the Commission for the Administration of Foreign Exchange (“CADIVI”).

On February 8, 2013, the Venezuelan government announced a devaluation of the official exchange rate of the Venezuelan bolivar (“VEF”) relative to the USD from 4.30 VEF per USD to 6.30 VEF per USD, effective February 13, 2013. As a result of this devaluation, we recognized a $78 million foreign currency translation loss as a reduction to Revenues, Net in the accompanying Condensed Consolidated Statements of Income during the three months ended March 31, 2013. During the three months ended June 30, 2013, certain monetary liabilities, which had been submitted to the CADIVI for payment approval through the ordinary course of business prior to the devaluation date, were approved to be paid at an exchange rate of 4.30 VEF per USD. As a result, we recognized a $16 million foreign currency transaction gain in Revenues, Net, due to these monetary liabilities being previously remeasured at the 6.30 VEF per USD at the devaluation date. No other events occurred during 2013 and the six months ended June 30, 2012 that would further impact the VEF to USD official exchange rate.

As of June 30, 2013 and December 31, 2012, the net monetary assets of CdV denominated in VEF were 1,506 million ($239 million at 6.30 VEF per USD) and 1,138 million ($265 million at 4.30 VEF per USD), respectively, which included cash and cash equivalents denominated in VEF of 1,552 million ($246 million at 6.30 VEF per USD) and 1,476 million ($343 million at 4.30 VEF per USD), respectively.

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

On April 5, 2013, a wholly-owned U.S. subsidiary of the Company became a guarantor to the Notes and Senior Credit Facilities as its total assets exceeded the de minimis subsidiary threshold defined in our senior secured credit agreement. The following supplemental parent and guarantor condensed consolidating financial statements reflect the addition of the new guarantor. The prior period financial information has been reclassified to conform to the current period presentation.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 18. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Statements of Comprehensive Income (in millions of dollars):

	Three Months Ended June 30, 2013
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$18,955	$2,551	$10,811	$(14,323)	$17,994
Cost of sales	16,831	2,532	10,249	(14,284)	15,328

GROSS MARGIN	2,124	19	562	(39)	2,666
Selling, administrative and other expenses	941	38	163	138	1,280
Research and development expenses, net	554	—	15	—	569
Restructuring expenses (income), net	—	(7)	—	—	(7)
Interest expense	244	3	34	(16)	265
Interest income	(10)	(1)	(3)	6	(8)
Loss on extinguishment of debt	23	—	—	—	23

INCOME (LOSS) BEFORE INCOME TAXES	372	(14)	353	(167)	544
Income tax expense (benefit)	1	—	42	(6)	37
Equity in net (income) loss of subsidiaries	(136)	(8)	—	144	—

NET INCOME (LOSS)	507	(6)	311	(305)	507
Other comprehensive income (loss)	991	—	30	(30)	991

TOTAL COMPREHENSIVE INCOME (LOSS)	$1,498	$(6)	$341	$(335)	$1,498

	Three Months Ended June 30, 2012
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$17,876	$2,430	$9,868	$(13,379)	$16,795
Cost of sales	15,714	2,449	9,399	(13,310)	14,252

GROSS MARGIN	2,162	(19)	469	(69)	2,543
Selling, administrative and other expenses	1,001	55	149	20	1,225
Research and development expenses, net	536	1	8	—	545
Restructuring expenses (income), net	—	(33)	(1)	—	(34)
Interest expense	248	3	38	(11)	278
Interest income	(5)	—	(7)	—	(12)

INCOME (LOSS) BEFORE INCOME TAXES	382	(45)	282	(78)	541
Income tax expense (benefit)	7	—	99	(1)	105
Equity in net (income) loss of subsidiaries	(61)	(4)	—	65	—

NET INCOME (LOSS)	436	(41)	183	(142)	436
Other comprehensive income (loss)	78	—	1	(1)	78

TOTAL COMPREHENSIVE INCOME (LOSS)	$514	$(41)	$184	$(143)	$514

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 18. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Statements of Comprehensive Income (in millions of dollars) —Continued:

	Six Months Ended June 30, 2013
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$34,882	$4,220	$19,714	$(25,437)	$33,379
Cost of sales	30,948	4,183	18,763	(25,430)	28,464

GROSS MARGIN	3,934	37	951	(7)	4,915
Selling, administrative and other expenses	1,941	68	352	146	2,507
Research and development expenses, net	1,110	—	36	—	1,146
Restructuring expenses (income), net	—	(10)	(1)	—	(11)
Interest expense	481	6	67	(26)	528
Interest income	(13)	(1)	(12)	6	(20)
Loss on extinguishment of debt	23	—	—	—	23

INCOME (LOSS) BEFORE INCOME TAXES	392	(26)	509	(133)	742
Income tax expense (benefit)	2	—	73	(6)	69
Equity in net (income) loss of subsidiaries	(283)	(6)	—	289	—

NET INCOME (LOSS)	673	(20)	436	(416)	673
Other comprehensive income (loss)	1,156	—	39	(39)	1,156

TOTAL COMPREHENSIVE INCOME (LOSS)	$1,829	$(20)	$475	$(455)	$1,829

	Six Months Ended June 30, 2012
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$34,809	$4,781	$19,280	$(25,716)	$33,154
Cost of sales	30,506	4,799	18,391	(25,653)	28,043

GROSS MARGIN	4,303	(18)	889	(63)	5,111
Selling, administrative and other expenses	1,946	103	308	88	2,445
Research and development expenses, net	1,116	1	17	—	1,134
Restructuring expenses (income), net	(1)	(46)	(1)	—	(48)
Interest expense	498	6	74	(23)	555
Interest income	(9)	—	(13)	—	(22)

INCOME (LOSS) BEFORE INCOME TAXES	753	(82)	504	(128)	1,047
Income tax expense (benefit)	7	—	132	(1)	138
Equity in net (income) loss of subsidiaries	(163)	(11)	—	174	—

NET INCOME (LOSS)	909	(71)	372	(301)	909
Other comprehensive income (loss)	3	—	8	(8)	3

TOTAL COMPREHENSIVE INCOME (LOSS)	$912	$(71)	$380	$(309)	$912

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 18. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Balance Sheets (in millions of dollars):

	June 30, 2013
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$9,249	$148	$2,484	$—	$11,881
Restricted cash	16	—	7	—	23
Trade receivables, net	899	440	464	—	1,803
Inventories	2,958	145	2,641	(205)	5,539
Prepaid expenses and other assets
Due from subsidiaries	—	—	398	(398)	—
Other	452	585	629	—	1,666
Deferred taxes	—	1	19	—	20

TOTAL CURRENT ASSETS	13,574	1,319	6,642	(603)	20,932
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	11,236	579	4,196	(131)	15,880
Equipment and other assets on operating leases, net	893	271	513	(61)	1,616

TOTAL PROPERTY AND EQUIPMENT	12,129	850	4,709	(192)	17,496
OTHER ASSETS:
Advances to related parties and other financial assets
Due from subsidiaries	911	—	110	(1,021)	—
Other	60	—	3	—	63
Investment in subsidiaries	2,708	133	—	(2,841)	—
Restricted cash	311	—	15	—	326
Goodwill	1,361	—	—	—	1,361
Other intangible assets, net	3,272	24	1,003	(928)	3,371
Prepaid expenses and other assets	276	12	116	—	404
Deferred taxes	—	—	42	—	42

TOTAL OTHER ASSETS	8,899	169	1,289	(4,790)	5,567

TOTAL ASSETS	$34,602	$2,338	$12,640	$(5,585)	$43,995

CURRENT LIABILITIES:
Trade liabilities	$8,275	$204	$2,888	$—	$11,367
Accrued expenses and other liabilities
Due to subsidiaries	962	403	—	(1,365)	—
Other	5,828	19	3,074	—	8,921
Current maturities of financial liabilities
Due to subsidiaries	14	—	61	(75)	—
Other	277	—	206	—	483
Deferred revenue	1,194	61	124	(12)	1,367
Deferred taxes	—	—	86	—	86

TOTAL CURRENT LIABILITIES	16,550	687	6,439	(1,452)	22,224
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	12,075	241	1,764	—	14,080
Financial liabilities
Due to subsidiaries	—	281	—	(281)	—
Other	10,659	—	1,395	—	12,054
Deferred revenue	712	118	199	—	1,029
Deferred taxes	43	—	2	—	45

TOTAL LONG-TERM LIABILITIES	23,489	640	3,360	(281)	27,208
MEMBERS’ INTEREST (DEFICIT):
Membership interests	—	—	409	(409)	—
Contributed capital	2,640	1,660	1,813	(3,473)	2,640
Accumulated (losses) income	(1,913)	(649)	1,650	(1,001)	(1,913)
Accumulated other comprehensive loss	(6,164)	—	(1,031)	1,031	(6,164)

TOTAL MEMBERS’ INTEREST (DEFICIT)	(5,437)	1,011	2,841	(3,852)	(5,437)

TOTAL LIABILITIES AND MEMBERS’ INTEREST (DEFICIT)	$34,602	$2,338	$12,640	$(5,585)	$43,995

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 18. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Balance Sheets (in millions of dollars) —Continued

	December 31, 2012
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$9,110	$127	$2,377	$—	$11,614
Restricted cash	28	—	—	—	28
Trade receivables, net	473	357	349	—	1,179
Inventories	2,621	152	2,444	(219)	4,998
Prepaid expenses and other assets
Due from subsidiaries	—	—	454	(454)	—
Other	323	399	386	—	1,108
Deferred taxes	—	1	20	2	23

TOTAL CURRENT ASSETS	12,555	1,036	6,030	(671)	18,950
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	10,596	607	4,424	(136)	15,491
Equipment and other assets on operating leases, net	468	264	277	(33)	976

TOTAL PROPERTY AND EQUIPMENT	11,064	871	4,701	(169)	16,467
OTHER ASSETS:
Advances to related parties and other financial assets
Due from subsidiaries	1,085	—	112	(1,197)	—
Other	47	—	—	—	47
Investment in subsidiaries	2,328	127	—	(2,455)	—
Restricted cash	329	—	14	—	343
Goodwill	1,361	—	—	—	1,361
Other intangible assets, net	3,254	25	1,065	(984)	3,360
Prepaid expenses and other assets	278	9	116	—	403
Deferred taxes	—	—	40	—	40

TOTAL OTHER ASSETS	8,682	161	1,347	(4,636)	5,554

TOTAL ASSETS	$32,301	$2,068	$12,078	$(5,476)	$40,971

CURRENT LIABILITIES:
Trade liabilities	$7,171	$183	$2,380	$—	$9,734
Accrued expenses and other liabilities
Due to subsidiaries	1,428	139	—	(1,567)	—
Other	5,847	44	2,627	—	8,518
Current maturities of financial liabilities
Due to subsidiaries	26	—	65	(91)	—
Other	266	—	190	—	456
Deferred revenue	730	52	80	—	862
Deferred taxes	—	—	71	—	71

TOTAL CURRENT LIABILITIES	15,468	418	5,413	(1,658)	19,641
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	12,951	217	2,369	—	15,537
Financial liabilities
Due to subsidiaries	—	299	—	(299)	—
Other	10,564	—	1,583	—	12,147
Deferred revenue	534	97	191	—	822
Deferred taxes	43	—	36	4	83

TOTAL LONG-TERM LIABILITIES	24,092	613	4,179	(295)	28,589
MEMBERS’ INTEREST (DEFICIT):
Membership interests	—	—	409	(409)	—
Contributed capital	2,647	1,660	1,810	(3,470)	2,647
Accumulated (losses) income	(2,586)	(623)	1,337	(714)	(2,586)
Accumulated other comprehensive loss	(7,320)	—	(1,070)	1,070	(7,320)

TOTAL MEMBERS’ INTEREST (DEFICIT)	(7,259)	1,037	2,486	(3,523)	(7,259)

TOTAL LIABILITIES AND MEMBERS’ INTEREST (DEFICIT)	$32,301	$2,068	$12,078	$(5,476)	$40,971

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

 Note 18. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Statements of Cash Flows (in millions of dollars):

	Six Months Ended June 30, 2013
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,450	$91	$633	$13	$2,187

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(1,407)	(36)	(217)	—	(1,660)
Proceeds from disposals of property, plant and equipment	3	—	—	—	3
Purchases of equipment and other assets on operating leases	—	(12)	—	—	(12)
Proceeds from disposals of equipment and other assets on operating leases	—	2	1	—	3
Change in restricted cash	30	—	(8)	—	22
Other	(3)	—	(3)	3	(3)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,377)	(46)	(227)	3	(1,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Canadian Health Care Trust Note	—	—	(45)	—	(45)
Repayments of Auburn Hills Headquarters loan	—	—	(25)	—	(25)
Repayments of Mexican development banks credit facility	—	—	(16)	—	(16)
Repayments of Tranche B Term Loan	(15)	—	—	—	(15)
Repayment of Tranche B Term Loan in connection with amendment	(760)	—	—	—	(760)
Proceeds from Tranche B Term Loan in connection with amendment	760	—	—	—	760
Debt issuance costs	(27)	—	—	—	(27)
Net proceeds from other financial obligations —related party	(3)	—	12	—	9
Net repayments of other financial obligations —third party	(42)	—	16	—	(26)
Distribution for state tax withholding obligations on behalf of members	(9)	—	—	—	(9)
Dividends issued to subsidiaries	—	(6)	(123)	129	—
Net increase (decrease) in loans to subsidiaries	162	(18)	(2)	(142)	—
Other	—	—	3	(3)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	66	(24)	(180)	(16)	(154)

Effect of exchange rate changes on cash and cash equivalents	—	—	(119)	—	(119)

Net change in cash and cash equivalents	139	21	107	—	267
Cash and cash equivalents at beginning of period	9,110	127	2,377	—	11,614

Cash and cash equivalents at end of period	$9,249	$148	$2,484	$—	$11,881

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 18. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Statements of Cash Flows (in millions of dollars) —Continued

	Six Months Ended June 30, 2012
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$3,194	$62	$1,350	$(264)	$4,342

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(1,374)	(12)	(468)	—	(1,854)
Proceeds from disposals of property, plant and equipment	1	—	1	—	2
Purchases of equipment and other assets on operating leases	—	(6)	—	—	(6)
Proceeds from disposals of equipment and other assets on operating leases	—	17	53	—	70
Change in restricted cash	52	—	2	—	54
Change in loans and notes receivables	1	—	—	—	1
Other	(1)	—	—	—	(1)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,321)	(1)	(412)	—	(1,734)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Tranche B Term Loan	(15)	—	—	—	(15)
Repayments of Gold Key Lease financing	—	—	(41)	—	(41)
Repayments of Auburn Hills Headquarters loan	—	—	(25)	—	(25)
Net repayments of other financial obligations —third party	(33)	—	(11)	—	(44)
Distribution for state tax withholding obligations on behalf of members	(4)	—	—	—	(4)
Dividends issued to subsidiaries	—	(10)	(41)	51	—
Net increase (decrease) in loans to subsidiaries	(128)	25	(110)	213	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(180)	15	(228)	264	(129)

Effect of exchange rate changes on cash and cash equivalents	—	—	(5)	—	(5)

Net change in cash and cash equivalents	1,693	76	705	—	2,474
Cash and cash equivalents at beginning of period	7,405	323	1,873	—	9,601

Cash and cash equivalents at end of period	$9,098	$399	$2,578	$—	$12,075

Note 19. Subsequent Event

Members’ Ownership Interests

On July 8, 2013, Fiat exercised its call option right to acquire an additional portion of the VEBA Trust’s membership interests in Chrysler Group. Interpretation of the call option agreement is currently the subject of a proceeding in the Delaware Chancery Court (the “Court”) filed in respect of the first exercise of the option in July 2012. On July 30, 2013, the Court granted Fiat’s motion for a judgment on the pleadings with respect to two issues in dispute. The Court also denied, in its entirety, the VEBA Trust’s cross-motion for judgment on the pleadings. Other disputed items remain open, as the Court ordered additional discovery on these issues. In the event that these transactions are completed as contemplated, Fiat will own 68.49 percent of the ownership interests in Chrysler Group and the VEBA Trust will own the remaining 31.51 percent.

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

Selected Financial and Other Data

The following sets forth selected financial and other data for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	Percentage of Revenues	2012	Percentage of Revenues	2013	Percentage of Revenues	2012	Percentage of Revenues
				(in millions	of dollars)
Condensed Consolidated Statements of Income Data:
Revenues, net	$17,994	100.0%	$16,795	100.0%	$33,379	100.0%	$33,154	100.0%
Gross margin	2,666	14.8%	2,543	15.1%	4,915	14.7%	5,111	15.4%
Selling, administrative and other expenses	1,280	7.1%	1,225	7.3%	2,507	7.5%	2,445	7.4%
Research and development expenses, net	569	3.2%	545	3.2%	1,146	3.4%	1,134	3.4%
Loss on extinguishment of debt	23	0.1%	—	—	23	0.1%	—	—
Interest expense	265	1.5%	278	1.7%	528	1.6%	555	1.7%
Net income	507	2.8%	436	2.6%	673	2.0%	909	2.7%

	June 30, 2013	December 31, 2012
	(in millions	of dollars)
Condensed Consolidated Balance Sheets Data:
Cash and cash equivalents	$11,881	$11,614
Restricted cash	349	371
Total assets	43,995	40,971
Current maturities of financial liabilities	483	456
Long-term financial liabilities	12,054	12,147
Members’ deficit	(5,437)	(7,259)

	Six Months Ended June 30,
	2013	2012
	(in millions	of dollars)
Condensed Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in):
Operating activities	$2,187	$4,342
Investing activities	(1,647)	(1,734)
Financing activities	(154)	(129)

Other Financial Information:
Depreciation and amortization expense	$1,362	$1,380
Capital expenditures	1,660	1,854

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Other Statistical Information:
Worldwide factory shipments (in thousands) (1) (4)	660	630	1,234	1,237
Net worldwide factory shipments (in thousands) (2) (4)	636	625	1,208	1,244
Worldwide vehicle sales (in thousands) (3) (4)	643	582	1,206	1,105
U.S. dealer inventory at period end (in thousands)			408	358
Number of employees at period end			70,386	62,223

(1)	Represents our vehicle sales to dealers, distributors and contract manufacturing customers. For additional information refer to —Results of Operations —Worldwide Factory Shipments.
(2)	Represents our vehicle sales to dealers, distributors and contract manufacturing customers adjusted for Guaranteed Depreciation Program vehicle shipments and auctions. For additional information refer to —Results of Operations —Worldwide Factory Shipments.
(3)	Represents sales of our vehicles, which include vehicles manufactured by Fiat for us, from dealers and distributors to retail customers and fleet customers. Fleet customers include rental car companies, commercial fleet customers, leasing companies and government entities. Certain fleet sales that are accounted for as operating leases are included in vehicle sales. Beginning January 1, 2013, Chrysler Group vehicle sales in Mexico include Fiat-manufactured Fiat and Alfa Romeo vehicles. Prior to January 1, 2013, these vehicle sales were reported by Fiat (approximately one thousand vehicles and two thousand vehicles for the three and six months ended June 30, 2012, respectively).
(4)	Vehicles manufactured by Chrysler Group for other companies, including for Fiat, are excluded from our worldwide vehicles sales.

Overview of our Operations

Chrysler Group was formed on April 28, 2009 as a Delaware limited liability company. Our current members are Fiat, which holds a 58.5 percent ownership interest in us, and the UAW Retiree Medical Benefits Trust, or the VEBA Trust, which holds the remaining ownership interest in us.

We design, engineer, manufacture, distribute and sell vehicles under the brand names Chrysler, Jeep, Dodge and Ram. As part of our industrial alliance with Fiat, we also manufacture certain Fiat vehicles in North America, which we distribute for ourselves throughout North America and sell to Fiat for distribution elsewhere in the world. We generate revenues, income and cash primarily from our sales of all of these vehicles, as well as automotive service parts and accessories under the Mopar brand name, to dealers and distributors for sale to retail customers and fleet customers, which include rental car companies, commercial fleet customers, leasing companies and government entities. The majority of our operations, employees, independent dealers and sales are in North America, primarily in the U.S. Approximately 10 percent of our vehicle sales during both 2012 and the first half of 2013 were outside North America, principally in Asia Pacific, South America and Europe. Vehicle, service parts and accessories sales outside North America are primarily through wholly-owned, affiliated or independent distributors and dealers. Fiat is the general distributor of our vehicles and service parts in Europe and certain other markets outside of North America, selling our products through a network of dealers. We are the general distributor for Fiat vehicles in select markets outside of Europe. In addition, as part of our industrial alliance, Fiat manufactures certain Fiat brand vehicles for us, which we distribute in select markets.

We also generate revenues, income and cash from the sale of separately-priced service contracts to consumers and from providing contract manufacturing services to other vehicle manufacturers. Our dealers enter into wholesale financing arrangements to purchase vehicles to hold in inventory for sale to retail customers. Our retail customers use a variety of finance and lease programs to acquire vehicles from our dealers. Refer below to —SCUSA Private-Label Financing Agreement, for additional information regarding our new private-label financing agreement.

Fiat Ownership Interest

Fiat exercised its call option rights to acquire three tranches of Class A Membership Interests, each of which represents approximately 3.3 percent of the Company’s outstanding equity. Interpretation of the call option agreement is currently the subject of a proceeding in the Delaware Chancery Court, or the Court, filed in respect of the first exercise of the option in July 2012. On July 30, 2013, the Court granted Fiat’s motion for a judgment on the pleadings with respect to two issues in dispute. The Court also denied, in its entirety, the VEBA Trust’s cross-motion for judgment on the pleadings. Other disputed items remain open, as the Court ordered additional discovery on these issues. In the event that these transactions are completed as contemplated, Fiat will own 68.49 percent of the ownership interests in Chrysler Group and the VEBA Trust will own the remaining 31.51 percent.

In January 2013, the 200,000 Class B Membership Interests held by Fiat automatically converted to 571,429 Class A Membership Interests in accordance with Chrysler Group’s governance documents. There were no dilutive effects of the conversion.

Vehicle Sales

Our new vehicle sales represent sales of our vehicles, which include vehicles manufactured by Fiat for us, from dealers and distributors to retail customers and fleet customers. Beginning January 1, 2013, Chrysler Group vehicle sales in Mexico include Fiat-manufactured Fiat and Alfa Romeo vehicles. Prior to January 1, 2013, these vehicle sales were reported by Fiat (approximately one thousand vehicles and two thousand vehicles for the three and six months ended June 30, 2012, respectively). Vehicles manufactured by Chrysler Group for other companies, including Fiat, are excluded from our new vehicle sales. The following summarizes our new vehicle sales by geographic market for the periods presented.

	Three Months Ended June 30,						Six Months Ended June 30,
	2013 (1)(2)			2012 (1)(2)			2013 (1)(2)			2012 (1)(2)
	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)
U. S.	479	4,205	11.4%	436	3,883	11.2%	908	7,956	11.4%	834	7,422	11.2%
Canada	81	538	15.1%	75	513	14.5%	139	901	15.5%	131	884	14.7%
Mexico	22	264	8.1%	20	237	8.5%	43	519	8.2%	40	478	8.4%

Total North America	582	5,007	11.6%	531	4,633	11.5%	1,090	9,376	11.6%	1,005	8,784	11.4%

Rest of World	61			51			116			100

Total Worldwide	643			582			1,206			1,105

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.
(2)	The Company’s estimated industry and market share data presented are based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight, Ward’s Automotive, Urban Science and Experian.
(3)	Percentages are calculated based on the unrounded vehicle sales volumes for Chrysler Group and the industry.

The following summarizes the total U.S. industry sales of new motor vehicles of domestic and foreign models and our relative competitive position for the periods presented. Vehicles manufactured by Chrysler Group for other companies, including Fiat, are excluded from our new vehicle sales.

	Three Months Ended June 30,						Six Months Ended June 30,
	2013 (1)(2)			2012 (1)(2)			2013 (1)(2)			2012 (1)(2)
	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group (4)	Industry (4)	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group (4)	Industry (4)	Percentage of Industry (3)
						(vehicles in	thousands)
Cars
Small	31	788	4.0%	14	712	1.9%	63	1,498	4.2%	26	1,402	1.9%
Mid-size	65	762	8.6%	65	738	8.8%	133	1,472	9.0%	115	1,425	8.1%
Full-size	39	229	17.2%	45	239	18.5%	81	455	17.9%	87	460	18.8%
Sport	19	191	10.1%	18	198	9.5%	36	348	10.4%	34	352	9.8%

Total Cars	154	1,970	7.9%	142	1,887	7.5%	313	3,773	8.3%	262	3,639	7.2%
Minivans	66	157	41.6%	65	161	39.9%	119	286	41.6%	127	303	41.8%
Utility Vehicles	163	1,344	12.1%	157	1,193	13.2%	301	2,535	11.9%	303	2,249	13.5%
Pick-up Trucks	89	549	16.1%	67	462	14.5%	164	1,034	15.8%	131	901	14.5%
Van & Medium Duty Trucks	7	185	3.9%	5	180	3.2%	11	328	3.5%	11	330	3.5%

Total Vehicles	479	4,205	11.4%	436	3,883	11.2%	908	7,956	11.4%	834	7,422	11.2%

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.
(2)	The Company’s estimated industry and market share data presented are based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight, Ward’s Automotive, Urban Science and Experian.
(3)	Percentages are calculated based on the unrounded vehicle sales volumes for Chrysler Group and the industry.
(4)	During 2013, certain segment classifications were modified. We have reclassified the 2012 vehicle sales to conform to the 2013 classifications.

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

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2013	2012 (1)		2013	2012 (1)
			(vehicles in	thousands)
Retail	508	463	45	927	888	39
Fleet	134	142	(8)	277	291	(14)
Contract manufacturing	18	25	(7)	30	58	(28)

Worldwide Factory Shipments	660	630	30	1,234	1,237	(3)
Adjust for GDP activity during the period:
Less: Vehicles shipped	(32)	(25)	(7)	(53)	(42)	(11)
Plus: Vehicles auctioned	8	20	(12)	27	49	(22)

Net Worldwide Factory Shipments	636	625	11	1,208	1,244	(36)

(1)	Certain contract manufacturing shipments in 2012 have been reclassified to conform to the current period presentation.

Consolidated Results

The following is a discussion of the results of operations for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 and for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The discussion of certain line items (cost of sales, gross margin, selling, administrative and other expenses, and research and development expenses) includes a presentation of such line items as a percentage of revenues, for the respective periods presented, to facilitate the discussion of the three months ended June 30, 2013 compared to the same period in 2012, and for the six months ended June 30, 2013 compared to the same period in 2012.

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Revenues, Net

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012
	(in millions	of dollars)
Revenues, net	$17,994	$16,795	$1,199	7.1%

Revenues for the three months ended June 30, 2013 increased $1,199 million as compared to the three months ended June 30, 2012, approximately $300 million of which was attributable to an increase in our net worldwide factory shipments from 625 thousand vehicles for the three months ended June 30, 2012 to 636 thousand vehicles for the three months ended June 30, 2013. The increase in our net worldwide factory shipments was driven primarily by launches of the new 2014 Jeep Grand Cherokee and 2013 Ram Heavy-Duty trucks, partially offset by the discontinued production of the Jeep Liberty during the second quarter of 2012 in preparation for the all-new 2014 Jeep Cherokee. Production of the 2014 Jeep Cherokee launched at the end of June 2013. The increase in our net worldwide factory shipments was also partially offset by a decrease in our shipments outside of North America in the three months ended June 30, 2013 as compared to the same period in 2012, primarily due to continued economic weakness in Europe and import restrictions in Latin America.

Approximately $300 million of the revenues increase was attributable to favorable net pricing from vehicle content enhancements in our 2013 and 2014 model year vehicles as compared to prior model years. In addition, approximately $300 million of the revenues increase was due to a favorable shift in sales mix to greater retail shipments as a percentage of total shipments, which is consistent with our continuing strategy to grow our U.S. retail market share while maintaining stable fleet shipments. Typically, the average revenue per vehicle for retail shipments is higher than the average revenue per vehicle for fleet shipments, as our retail customers tend to purchase vehicles with more optional features. Further, revenues increased by approximately $200 million as a result of a higher percentage growth in truck shipments as compared to certain sport utility vehicles, or SUVs, and minivan shipments.

Demand for our vehicles increased during the three months ended June 30, 2013, as evidenced by a ten percent period over period increase in our worldwide vehicle sales, which is largely driven by the 17 percent period over period increase in our U.S. retail sales. In addition, our U.S. market share increased 20 basis points to 11.4 percent for the three months ended June 30, 2013, as compared to 11.2 percent for the same period in 2012. Our Canadian market share also increased by 60 basis points period over period to 15.1 percent.

During the three months ended June 30, 2013, we recognized a $16 million foreign currency transaction gain in revenues due to certain monetary liabilities, which had been submitted to the Commission for the Administration of Foreign Exchange, or CADIVI, for payment approval through the ordinary course of business prior to the February 2013 devaluation of the Venezuelan bolivar, or VEF, being approved to be paid at an exchange rate of 4.30 VEF per U.S. dollar, or USD. These monetary liabilities were previously remeasured at 6.30 VEF per USD on the devaluation date. Refer to Item 3 —Quantitative and Qualitative Disclosures about Market Risk, for additional information regarding Venezuela currency regulations and devaluation.

Cost of Sales

	Three Months Ended June 30,				Increase (Decrease)
	2013	Percentage of Revenues	2012	Percentage of Revenues
		(in millions	of dollars)
Cost of sales	$15,328	85.2%	$14,252	84.9%	$1,076	7.5%
Gross margin	2,666	14.8%	2,543	15.1%	123	4.8%

We procure a variety of raw materials, parts, supplies, utilities, transportation and other services from numerous suppliers to manufacture our vehicles, parts and accessories, primarily on a purchase order basis. The raw materials we use typically consist of steel, aluminum, resin, copper, lead and precious metals including platinum, palladium and rhodium. The cost of materials and components make up the majority of our cost of sales, which was approximately 75 percent for both the three months ended June 30, 2013 and 2012. The remaining costs primarily include labor costs, consisting of direct and indirect wages and fringe benefits, as well as depreciation, amortization and transportation costs. Cost of sales also includes warranty and product-related costs, as well as depreciation expense related to our GDP vehicles. Fluctuations in costs of sales are primarily driven by the number of vehicles that we produce and sell.

Cost of sales for the three months ended June 30, 2013 increased $1,076 million as compared to the same period in 2012 partially due to higher production volumes and an increase in shipments, which accounted for approximately $200 million of the increase. Higher base material costs associated with vehicle content enhancements, primarily related to the new 2014 Jeep Grand Cherokee and 2013 Ram Light- and Heavy-Duty trucks, increased cost of sales by approximately $350 million. In addition, cost of sales for the three months ended June 30, 2013 includes a $151 million charge related to our voluntary safety recall for the 1993-1998 Jeep Grand Cherokee and 2002-2007 Jeep Liberty, as well as our customer satisfaction action for the 1999-2004 Jeep Grand Cherokee.

The remainder of the increase in cost of sales was primarily due to higher costs associated with the shift in sales mix to greater retail shipments as a percentage of total shipments, the higher percentage growth in truck shipments as compared to certain SUV and minivan shipments as noted above in —Revenues, Net.

Selling, Administrative and Other Expenses

	Three Months Ended June 30,				Increase (Decrease)
	2013	Percentage of Revenues	2012	Percentage of Revenues
		(in millions	of dollars)
Selling, administrative and other expenses	$1,280	7.1%	$1,225	7.3%	$55	4.5%

Selling, administrative and other expenses include advertising, personnel, warehousing and other costs. Advertising expenses accounted for approximately 50 percent of these costs during both the three months ended June 30, 2013 and 2012. Advertising expenses consist primarily of national and regional media campaigns, as well as marketing support in the form of trade and auto shows, events, and sponsorships. Typically, we incur greater advertising costs in the initial months that new or refreshed vehicles are available to customers in the dealerships. During the three months ended June 30, 2013, advertising expenses increased slightly as compared to the same period in 2012, primarily due to increased advertising campaigns for the Dodge Dart, which had limited campaigns in the second quarter of 2012 due to the timing of the launch, as well as the new 2014 Jeep Grand Cherokee and 2013 Ram Heavy-Duty trucks, which both launched during the first quarter of 2013. This increase was partially offset by fewer advertising campaigns for the Chrysler brand, as well as the Dodge Journey, Caravan and Charger during 2013.

The increase in selling, administrative and other expenses is also due to an increase in personnel costs primarily due to the increase in our average headcount during the three months ended June 30, 2013 as compared to the same period in 2012, to support our sales, marketing and other corporate initiatives.

Research and Development Expenses, Net

	Three Months Ended June 30,				Increase (Decrease)
	2013	Percentage of Revenues	2012	Percentage of Revenues
		(in millions	of dollars)
Research and development expenses, net	$569	3.2%	$545	3.2%	$24	4.4%

Research and development expenses consist primarily of material costs and personnel related expenses associated with engineering, design and development. Our research and development spending has been focused on improving the quality of our vehicles and reducing the time-to-market of new vehicles. Our efforts entail both short-term improvements related to existing vehicles, which include easily recognizable and extensive upgrades, and longer term product and powertrain programs. Our research and development expenses for the three months ended June 30, 2013 and 2012, are net of $5 million and $10 million, respectively, of reimbursements recognized for costs related to shared engineering and development activities performed under the product and platform sharing arrangements that are part of our industrial alliance with Fiat.

The increase in research and development expenses for the three months ended June 30, 2013 as compared to the same period in 2012 was primarily due to increased activities for Fiat-related joint projects, primarily for future B- and C- segment vehicles.

We have also increased our average headcount for research and development employees by approximately nine percent period over period in order to fulfill specialized needs, while our average headcount for temporary contract workers decreased by approximately 16 percent period over period as we hired certain of these contract workers and experienced normal attrition.

These increases were partially offset by reduced spending on direct and indirect materials during the three months ended June 30, 2013 as compared to the same period in 2012. During the three months ended June 30, 2012, we had increased material costs related to mid-cycle action programs for the Ram truck lineup, Jeep Grand Cherokee and Dodge Durango, all of which launched in late 2012 and early 2013. In addition, we had greater spending during the second quarter of 2012 related to the Compact U.S. Wide, or CUSW, platform that was co-developed with Fiat and utilized for the Dodge Dart, which launched during the second quarter of 2012. Direct and indirect material costs incurred during the three months ended June 30, 2013, were primarily related to the CUSW platform utilized for the all-new 2014 Jeep Cherokee, powertrain technologies related to the 9-speed transmission and various engine upgrades.

Interest Expense

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012
	(in millions	of dollars)
Interest Expense	$265	$278	$(13) (4.7)%

Interest expense for the three months ended June 30, 2013 and 2012 included the following:

	Three Months Ended June 30,
	2013	2012
	(in millions	of dollars)
Financial Interest Expense:
VEBA Trust Note	$110	$109
2019 and 2021 Notes	65	65
Tranche B Term Loan	44	45
Canadian Health Care Trust Notes	22	25
Mexican development banks credit facilities	14	15
Other	15	15
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	30	31
Capitalized interest related to capital expenditures	(35)	(27)

Total	$265	$278

Loss on Extinguishment of Debt

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012
	(in millions	of dollars)
Loss on extinguishment of debt	$23	$—	$23 100.0%

In connection with the June 2013 amendment and re-pricing of our Tranche B Term Loan and $1.3 billion revolving credit facility, we recognized a $23 million loss on extinguishment of debt. The loss included the write off of $12 million of unamortized debt discounts and $3 million of unamortized debt issuance costs associated with the original facilities, as well as $8 million of call premium and other fees associated with the amendment and re-pricing. Refer to —Liquidity and Capital Resources —Total Available Liquidity —Senior Credit Facilities Amendment below for additional information related to this transaction.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Revenues, Net

	Six Months Ended June 30,		Increase (Decrease)
	2013	2012
	(in millions	of dollars)
Revenues, net	$33,379	$33,154	$225 0.7%

Revenues for the six months ended June 30, 2013 increased $225 million as compared to the six months ended June 30, 2012. Approximately $600 million of the increase was due to favorable net pricing from vehicle content enhancements in our 2013 and 2014 model year vehicles as compared to prior model years. In addition, approximately $400 million of the revenues increase was due to a favorable shift in sales mix to greater retail shipments as a percentage of total shipments, which is consistent with our continuing strategy to grow our U.S. retail market share while maintaining stable fleet shipments. Typically, the average revenue per vehicle for retail shipments is higher than the average revenue per vehicle for fleet shipments, as our retail customers tend to purchase vehicles with more optional features. Further, revenues increased by approximately $200 million as a result of a higher percentage growth in truck shipments as compared to certain SUVs and minivan shipments.

These increases were partially offset by approximately $1.0 billion attributable to a decrease in our net worldwide factory shipments from 1,244 thousand vehicles for the six months ended June 30, 2012 to 1,208 thousand vehicles for the six months ended June 30, 2013. The decrease in our net worldwide factory shipments was primarily driven by discontinued production of the Jeep Liberty in the second quarter of 2012 in preparation for the all-new 2014 Jeep Cherokee. Production of the 2014 Jeep Cherokee launched at the end of June 2013. The decrease was also due to the launches of the new 2014 Jeep Grand Cherokee and 2013 Ram Heavy-Duty trucks during the first quarter of 2013. Production and shipments of these vehicles have steadily increased during the first half of 2013. In addition, the decrease in shipments was due to a decrease in our shipments outside of North America during the six months ended June 30, 2013 as compared to the same period in 2012, primarily due to continued economic weakness in Europe and import restrictions in Latin America.

Despite the decrease in our net worldwide factory shipments noted above, demand for our vehicles increased, as evidenced by a nine percent period over period increase in our worldwide vehicle sales, driven by a 15 percent increase in our U.S. retail sales. In addition, our U.S. market share increased 20 basis points to 11.4 percent during the six months ended June 30, 2013 as compared to 11.2 percent for the same period in 2012. Our Canadian market share also increased by 80 basis points period over period to 15.5 percent.

During the first quarter of 2013, we recognized a $78 million foreign currency translation loss as a reduction to revenues as a result of the February 2013 devaluation of the official exchange rate of the Venezuelan bolivar relative to the USD from 4.30 VEF per USD to 6.30 VEF per USD. During the second quarter of 2013, certain monetary liabilities, which had been submitted to the CADIVI for payment approval through the ordinary course of business prior to the devaluation date, were approved to be paid at an exchange rate of 4.30 VEF per USD. As a result, we recognized a $16 million foreign currency transaction gain in revenues due to these monetary liabilities being previously remeasured at 6.30 VEF per USD. Refer to Item 3 —Quantitative and Qualitative Disclosures about Market Risk, for additional information regarding Venezuela currency regulations and devaluation.

Cost of Sales

	Six Months Ended June 30,				Increase (Decrease)
	2013	Percentage of Revenues	2012	Percentage of Revenues
		(in millions	of dollars)
Cost of sales	$28,464	85.3%	$28,043	84.6%	$421	1.5%
Gross margin	4,915	14.7%	5,111	15.4%	(196)	(3.8)%

We procure a variety of raw materials, parts, supplies, utilities, transportation and other services from numerous suppliers to manufacture our vehicles, parts and accessories, primarily on a purchase order basis. The raw materials we use typically consist of steel, aluminum, resin, copper, lead and precious metals including platinum, palladium and rhodium. The cost of materials and components make up the majority of our cost of sales, which was approximately 75 percent for both the six months ended June 30, 2013 and 2012. The remaining costs primarily include labor costs, consisting of direct and indirect wages and fringe benefits, as well as depreciation, amortization and transportation costs. Cost of sales also includes warranty and product-related costs, as well as depreciation expense related to our GDP vehicles. Fluctuations in costs of sales are primarily driven by the number of vehicles that we produce and sell.

Cost of sales for the six months ended June 30, 2013 increased $421 million as compared to the same period in 2012. Higher base material costs associated with vehicle content enhancements, primarily related to the new 2014 Jeep Grand Cherokee and 2013 Ram Light- and Heavy-Duty trucks, increased cost of sales by approximately $650 million. In addition, cost of sales for the six months ended June 30, 2013 includes a $151 million charge related to our voluntary safety recall for the 1993-1998 Jeep Grand Cherokee and 2002-2007 Jeep Liberty, as well as our customer satisfaction action for the 1999-2004 Jeep Grand Cherokee. The increase in cost of sales was also due to higher costs associated with the shift in sales mix to greater retail shipments as a percentage of total shipments and the higher percentage growth in truck shipments as compared to certain SUV and minivan shipments as noted above in —Revenues, Net. These increases were partially offset by reduced costs of approximately $800 million associated with lower production volumes and the decrease in shipments during the six months ended June 30, 2013 as compared to the same period in 2012.

In addition, during the six months ended June 30, 2012, we recognized insurance recoveries totaling $72 million related to losses sustained in 2011 due to supply disruptions. The proceeds from these recoveries were fully collected during the second quarter of 2012. There were no similar insurance recoveries during the six months ended June 30, 2013.

Selling, Administrative and Other Expenses

	Six Months Ended June 30,				Increase (Decrease)
	2013	Percentage of Revenues	2012	Percentage of Revenues
		(in millions	of dollars)
Selling, administrative and other expenses	$2,507	7.5%	$2,445	7.4%	$62	2.5%

Selling, administrative and other expenses include advertising, personnel, warehousing and other costs. Advertising expenses accounted for approximately 50 percent of these costs during both the six months ended June 30, 2013 and 2012. Advertising expenses consist primarily of national and regional media campaigns, as well as marketing support in the form of trade and auto shows, events, and sponsorships. Typically, we incur greater advertising costs in the initial months that new or refreshed vehicles are available to customers in the dealerships. During the six months ended June 30, 2013, advertising expenses remained consistent with the same period in 2012. Our advertising expenses increased for the Dodge Dart, which had limited campaigns due to the timing of the launch at the end of the second quarter of 2012, as well as the new 2014 Jeep Grand Cherokee and 2013 Ram Heavy-Duty trucks, which both launched in the first quarter of 2013. This increase was offset by fewer advertising campaigns for the Chrysler brand and the Dodge Journey, Caravan and Charger, as well as for the Jeep Liberty, which we stopped producing during the second quarter of 2012. Advertising spend on the Fiat brand was also lower during the six months ended June 30, 2013, as our higher spend during 2012 was aimed to build upon the growing success of the Fiat 500 and increase consumer awareness of the Fiat 500 Abarth.

The increase in selling, administrative and other expenses is also due to an increase in personnel costs primarily due to the increase in our average headcount during the six months ended June 30, 2013 as compared to the same period in 2012, to support our sales, marketing and other corporate initiatives.

Research and Development Expenses, Net

	Six Months Ended June 30,				Increase (Decrease)
	2013	Percentage of Revenues	2012	Percentage of Revenues
		(in millions	of dollars)
Research and development expenses, net	$1,146	3.4%	$1,134	3.4%	$12	1.1%

Research and development expenses consist primarily of material costs and personnel related expenses associated with engineering, design and development. Our research and development spending has been focused on improving the quality of our vehicles and reducing the time-to-market of new vehicles. Our efforts entail both short-term improvements related to existing vehicles, which include easily recognizable and extensive upgrades, and longer term product and powertrain programs. Our research and development expenses for the six months ended June 30, 2013 and 2012, are net of $14 million and $28 million, respectively, of reimbursements recognized for costs related to shared engineering and development activities performed under the product and platform sharing arrangements that are part of our industrial alliance with Fiat.

The increase in research and development expenses for the six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to increased activities for Fiat-related joint projects, primarily for future B- and C- segment vehicles.

We have also increased our average headcount for research and development employees by approximately nine percent period over period in order to fulfill specialized needs, while our average headcount for temporary contract workers decreased by approximately 17 percent period over period as we hired certain of these contract workers and experienced normal attrition.

These increases are partially offset by reduced spending on direct and indirect materials during the six months ended June 30, 2013 as compared to the same period in 2012. During the six months ended June 30, 2012, we had increased material costs primarily related to mid-cycle action programs for the Ram truck lineup, Jeep Grand Cherokee and Dodge Durango, all of which launched in late 2012 and early 2013. In addition, we had greater spending during the first half of 2012 related to the CUSW platform that was co-developed with Fiat and utilized for the Dodge Dart, which launched during the second quarter of 2012. Direct and indirect material costs incurred during the six months ended June 30, 2013, were primarily related to the CUSW platform utilized for the all-new 2014 Jeep Cherokee, powertrain technologies related to the 9-speed transmission and various engine upgrades.

Interest Expense

	Six Months Ended June 30,		Increase (Decrease)
	2013	2012
	(in millions	of dollars)
Interest Expense	$528	$555	$(27) (4.9)%

Interest expense included the following:

	Six Months Ended June 30,
	2013	2012
	(in millions	of dollars)
Financial Interest Expense:
VEBA Trust Note	$219	$218
2019 and 2021 Notes	130	130
Tranche B Term Loan	88	90
Canadian Health Care Trust Notes	44	48
Mexican development banks credit facilities	28	29
Other	28	29
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	59	62
Capitalized interest related to capital expenditures	(68)	(51)

Total	$528	$555

Loss on Extinguishment of Debt

	Six Months Ended June 30,		Increase (Decrease)
	2013	2012
	(in millions	of dollars)
Loss on extinguishment of debt	$23	$—	$23 100.0%

In connection with the June 2013 amendment and re-pricing of our Tranche B Term Loan and $1.3 billion revolving credit facility, we recognized a $23 million loss on extinguishment of debt. The loss included the write off of $12 million of unamortized debt discounts and $3 million of unamortized debt issuance costs associated with the original facilities, as well as $8 million of call premium and other fees associated with the amendment and re-pricing. Refer to —Liquidity and Capital Resources —Total Available Liquidity —Senior Credit Facilities Amendment, below for additional information related to this transaction.

Liquidity and Capital Resources

Liquidity Overview

We require significant liquidity in order to meet our obligations and fund our business plan. Short-term liquidity is required to purchase raw materials, parts and components required for vehicle production, and to fund selling, administrative, research and development, and other expenses. In addition to our general working capital needs, we expect to use significant amounts of cash for the following purposes: (i) capital expenditures to support our existing and future products; (ii) principal and interest payments under our financial obligations and (iii) pension and other postretirement benefits, or OPEB, payments. Our capital expenditures are expected to be approximately $2 billion for the remainder of 2013, which we plan to fund with cash generated primarily from our operating activities.

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

Total Available Liquidity

At June 30, 2013, our total available liquidity was $13,181 million, including $1.3 billion available under our revolving credit facility that matures in May 2016, or the Revolving Facility. We may access these funds subject to the conditions of our Tranche B Term Loan and the Revolving Facility, which we collectively refer to as the Senior Credit Facilities. Refer to —Senior Credit Facilities Amendment below, for additional information regarding our Senior Credit Facilities. The proceeds from the Revolving Facility may be used for general corporate and/or working capital purposes. The terms of our Senior Credit Facilities require us to maintain a minimum liquidity of $3.0 billion inclusive of any amounts undrawn on our Revolving Facility. Total available liquidity includes cash and cash equivalents, which are subject to intra-month, foreign currency exchange and seasonal fluctuations. Restricted cash is not included in our presentation of total available liquidity.

The following summarizes our total available liquidity (in millions of dollars):

	June 30, 2013	December 31, 2012
Cash and cash equivalents (1)	$11,881	$11,614
Revolving Facility availability (2)	1,300	1,300

Total Available Liquidity	$13,181	$12,914

(1)	The foreign subsidiaries for which we have elected to permanently reinvest earnings outside of the U.S. held $1.3 billion and $1.1 billion of cash and cash equivalents as of June 30, 2013 and December 31, 2012, respectively. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these subsidiaries, as the earnings are permanently reinvested. However, if we determine in the future that it is necessary to repatriate these funds or we sell or liquidate any of these subsidiaries, we may be required either to pay taxes, even though we are not currently a taxable entity for U.S. federal income tax purposes, or make distributions to our members to pay taxes associated with the repatriation or the sale or liquidation of these subsidiaries. We may also be required to accrue and pay withholding taxes, depending on the foreign jurisdiction from which the funds are repatriated.
(2)	Prior to the final maturity date of the Senior Credit Facilities, we have the option to increase the amount of these facilities in an aggregate principal amount not to exceed $1.2 billion, either through an additional term loan, an increase in the Revolving Facility or a combination of both.

The increase of $267 million in total available liquidity from December 31, 2012 to June 30, 2013, reflects a $267 million increase in cash and cash equivalents. Refer to —Cash Flows below, for additional information regarding our changes in cash and cash equivalents.

Senior Credit Facilities Amendment

We amended and restated our credit agreement dated as of May 24, 2011, or the Original Credit Agreement, among us and the lenders party thereto. The amendments to the Original Credit Agreement were given effect in the amended and restated credit agreement, dated as of June 21, 2013, or the Credit Agreement.

The Original Credit Agreement provided for a $3.0 billion Tranche B Term Loan that was to mature on May 24, 2017, which was fully drawn on May 24, 2011, or the Original Tranche B Term Loan, and a $1.3 billion revolving credit facility that was to mature on May 24, 2016, which was undrawn, or the Original Revolving Facility, collectively referred to as the Original Senior Credit Facilities. We refer to the amended Tranche B Term Loan and revolving credit facility as the Tranche B Term Loan and Revolving Facility, respectively. We collectively refer to the Tranche B Term Loan and Revolving Facility as the Senior Credit Facilities. The Tranche B Term Loan and Revolving Facility mature on May 24, 2017 and May 24, 2016, respectively. The Revolving Facility remains undrawn.

The amendment reduced the applicable interest rate spreads on the Original Senior Credit Facilities by 1.50 percent per annum and reduced the rate floor applicable to the Original Tranche B Term Loan by 0.25 percent per annum. As a result, all amounts outstanding under the Senior Credit Facilities will bear interest, at our option, either at a base rate plus 2.25 percent per annum or at LIBOR plus 3.25 percent per annum. For the Tranche B Term Loan, a base rate floor of 2.00 percent per annum or a LIBOR floor of 1.00 percent per annum apply. We currently accrue interest based on LIBOR.

In addition, the amendment reduced the commitment fee payable on the Revolving Facility to 0.50 percent per annum, which may be reduced to 0.375 percent per annum if we achieve a specified consolidated leverage ratio, multiplied by the daily average undrawn portion of the Revolving Facility. The commitment fee remains payable quarterly in arrears.

If we voluntarily prepay or re-price all or any portion of the Tranche B Term Loan before the six-month anniversary of the effective date of the amendment, we will be obligated to pay a call premium equal to 1.00 percent of the principal amount prepaid or re-priced.

Certain negative covenants in the Original Credit Agreement were also amended, including limitations on incurrence of indebtedness and certain limitations on restricted payments, which include dividends. Under the Credit Agreement, among other exceptions, we increased our restricted payment capacity in an amount not to exceed 50 percent of our cumulative consolidated net income since January 1, 2012.

Lenders party to the Original Tranche B Term Loan that held $760 million of the outstanding principal balance either partially or fully reduced their holdings. These reductions were accounted for as a debt extinguishment. The remaining holdings were analyzed on a lender-by-lender basis and accounted for as a debt modification. The $2.9 billion outstanding principal balance on the Tranche B Term Loan did not change, as new and continuing lenders acquired the $760 million. The quarterly principal payment amount and timing of payments did not change as a result of this amendment.

We paid $35 million related to the call premium and other fees to re-price and amend the Original Credit Agreement, of which $27 million was deferred and will be amortized over the remaining terms of the Senior Credit Facilities. We recognized a $23 million loss on extinguishment of debt, which included the write off of $12 million of unamortized debt discounts and $3 million of unamortized debt issuance costs associated with the Original Senior Credit Facilities, as well as $8 million of the call premium and fees noted above.

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

The $92 million Canadian HCT Tranche A Note principal payment consisted of $47 million of interest that was previously capitalized as additional debt with the remaining $45 million representing a repayment of the original principal balance. The payment of capitalized interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2013.

Refer to our 2012 Form 10-K for further information regarding the Canadian Health Care Trust Notes.

Restricted Cash

Restricted cash, which includes cash equivalents, was $349 million as of June 30, 2013. Restricted cash included $257 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler AG and $92 million of collateral for other contractual agreements.

Working Capital Cycle

Our business and results of operations depend upon our ability to achieve certain minimum vehicle sales volumes. As is typical for an automotive manufacturer, we have significant fixed costs, and therefore, changes in our vehicle sales volume can have a significant effect on profitability and liquidity. We generally receive payments on sales of vehicles in North America within a few days of shipment from our assembly plants, whereas there is a lag between the time we receive parts and materials from our suppliers and the time we are required to pay for them. Therefore, during periods of increasing vehicle sales, there is generally a corresponding positive impact on our cash flow and liquidity. Conversely, during periods in which vehicle sales decline, there is generally a corresponding negative impact on our cash flow and liquidity. In addition, the timing of our collections of receivables for sales of vehicles outside of North America tend to be longer due to extended payment terms, and may cause fluctuations in our working capital. The timing of our vehicle sales under our guaranteed depreciation program can cause seasonal fluctuations in our working capital. Typically, the number of vehicles sold under the program peak during the second quarter and then taper off during the third quarter.

Cash Flows

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012

Operating Activities —Six Months Ended June 30, 2013

For the six months ended June 30, 2013, our net cash provided by operating activities was $2,187 million and was primarily the result of:

(i)	net income of $673 million, adjusted to add back $1,414 million of depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts) and the $23 million loss on extinguishment of debt associated with the amendment and re-pricing of the Senior Credit Facilities, partially offset by $8 million of the call premium and other fees paid in connection with the transaction;

(ii)	a $78 million foreign currency translation loss recognized as a result of the February 2013 currency devaluation in Venezuela, partially offset by a $16 million foreign currency transaction gain due to certain monetary liabilities, which had been submitted to CADIVI for payment approval through the ordinary course of business prior to the devaluation date, being approved to be paid at an exchange rate of 4.30 VEF per USD during the second quarter of 2013. Refer to Item 3 —Quantitative and Qualitative Disclosures about Market Risk, for additional information regarding Venezuela currency regulations and devaluation;

(iii)	a $1,648 million increase in trade liabilities, primarily because our production in June 2013 exceeded that of December 2012, the month that our annual plant shutdowns occur;

(iv)	a $221 million increase in accrued interest, primarily due to interest on the VEBA Trust Note being payable annually in July;

(v)	a $185 million increase in accrued product warranty costs, primarily related to the $151 million provision recognized during the second quarter of 2013 in connection with our voluntary safety recall for the 1993-1998 Jeep Grand Cherokee and 2002-2007 Jeep Liberty, as well as our customer satisfaction action for the 1999-2004 Jeep Grand Cherokee; and

(vi)	a $160 million increase in payables due to Fiat as a result of increased purchases of vehicles, components, parts, tooling and equipment during 2013 as compared to late 2012.

These increases in our net cash provided by operating activities were partially offset by:

(i)	$642 million of pension and OPEB contributions;

(ii)	a $638 million increase in trade receivables, primarily because our shipments at the end of June 2013 exceeded those at the end of December 2012 as a result of our annual plant shutdowns in December. We generally receive payments on sales of vehicles in North America within a few days of shipment from our assembly plants;

(iii)	a $538 million increase in inventories, primarily due to increased finished vehicle inventory levels at June 30, 2013 versus December 31, 2012. These increases were partially driven by higher production levels in June 2013 to meet anticipated consumer demand. In comparison, our inventory levels were lower in December 2012 due to our annual plant shutdowns in that month. Our international finished vehicle inventory levels have also increased since December 2012 in order to support consumer demand for both our and Fiat’s vehicles. The number of Fiat vehicles that we are distributing through our international distribution centers continues to increase as we continue to implement our distribution strategy with Fiat;

(iv)	a $175 million increase in receivables due from Fiat as a result of an increase in vehicle shipments during the second quarter of 2013 as compared to the fourth quarter of 2012; and

(v)	the repayment of $47 million of capitalized interest on the Canadian HCT Tranche A Note. Refer to —Canadian Health Care Trust Notes, above, for additional information related to this repayment.

Operating Activities —Six Months Ended June 30, 2012

For the six months ended June 30, 2012, our net cash provided by operating activities was $4,342 million and was primarily the result of:

(i)	net income of $909 million, adjusted to add back $1,430 million of depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts);

(ii)	a $1,732 million increase in trade liabilities, primarily due to increased production in response to increased consumer demand for our vehicles, which was consistent with the increase in our worldwide factory shipments during the second quarter of 2012 versus the end of 2011;

(iii)	a $423 million increase in accrued sales incentives, primarily due to an increase in our U.S. dealer inventory levels at June 30, 2012 versus December 31, 2011, mostly due to an increase in our shipments during the first half of 2012 versus the end of 2011 in order to meet consumer demand and maintain relatively consistent days’ supply of inventory at our U.S. dealers;

(iv)	a $270 million decrease in receivables due from Fiat as a result of collections during the period outpacing sales of vehicles to Fiat during the first half of 2012;

(v)	a $262 million increase in accrued interest, primarily due to interest on the VEBA Trust Note being payable annually in July; and

(vi)	a $90 million increase in payables due to Fiat as a result of increased purchases of parts, services and vehicles during 2012 as compared to the end of 2011.

These increases in our net cash provided by operating activities were partially offset by:

(i)	a $668 million increase in trade receivables, primarily due to an increase in our worldwide factory shipments at the end of June 2012 as compared to the end of December 2011 as a result of our annual plant shutdowns in December; and

(ii)	$187 million of pension and OPEB contributions.

Investing Activities —Six Months Ended June 30, 2013

For the six months ended June 30, 2013, our net cash used in investing activities was $1,647 million and was primarily the result of:

(i)	$1,660 million of capital expenditures to support our investments in existing and future products.

These cash outflows were partially offset by:

(i)	a $22 million decrease in restricted cash, which was primarily the result of no collateral required to be posted for our foreign currency exchange and commodity hedge contracts as of June 30, 2013 due to positive mark-to-market adjustments during 2013, as well as minimum posting thresholds included in our agreements.

Investing Activities —Six Months Ended June 30, 2012

For the six months ended June 30, 2012, our net cash used in investing activities was $1,734 million and was primarily the result of:

(i)	$1,854 million of capital expenditures to support our investments in existing and future products.

These cash outflows were partially offset by:

(i)	$70 million of proceeds from disposals of equipment and other assets on operating leases, primarily related to the Gold Key Lease vehicle lease portfolio, which we are currently winding down; and

(ii)	a $54 million decrease in restricted cash, primarily due to reduced collateral requirements for foreign currency exchange and commodity hedge contracts as a result of positive mark-to-market adjustments during 2012.

Financing Activities —Six Months Ended June 30, 2013

For the six months ended June 30, 2013, our net cash used in financing activities was $154 million and was primarily the result of:

(i)	$127 million of debt repayments, including $45 million related to the Canadian HCT Tranche A Note, $25 million related to the Auburn Hills Headquarters Loan, $16 million related to the Mexican development banks credit facility, $15 million related to the Tranche B Term Loan, and $26 million related to capital leases and other financial obligations; and

(ii)	$27 million of debt issuance costs related to the June 2013 amendment and re-pricing of our Tranche B Term Loan and $1.3 billion revolving credit facility. In connection with this transaction, we repaid $760 million of the outstanding principal balance of the Tranche B Term Loan to lenders who either partially or fully reduced their holdings with proceeds received from the new and continuing lenders who acquired the outstanding principal balance. Refer to —Liquidity and Capital Resources —Total Available Liquidity —Senior Credit Facilities Amendment above for additional information regarding this transaction.

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

(ii)	$41 million of repayments of our Gold Key Lease financing obligations. Gold Key Lease program proceeds used to fund these payments are included in operating and investing activities. As of June 2012, all Gold Key Lease financing obligations have been repaid.

Net Industrial Debt

Our calculation of Net Industrial Debt, as well as a detailed discussion of this measure, is included below in —Non-GAAP Financial Measures —Net Industrial Debt.

Our Net Industrial Debt decreased by $333 million from $989 million at December 31, 2012 to $656 million at June 30, 2013, primarily due to a $267 million increase in cash and cash equivalents. Refer to —Cash Flows above, for additional information regarding the increase in our cash and cash equivalents for the six months ended June 30, 2013.

Free Cash Flow

Our calculation of Free Cash Flow, as well as a detailed discussion of this measure, is included below in —Non-GAAP Financial Measures —Free Cash Flow.

Free Cash Flow for the six months ended June 30, 2013 and 2012 totaled $540 million and $2,566 million, respectively.

The decrease in Free Cash Flow from 2012 to 2013 was primarily due to:

(i)	a $2,155 million decrease in our cash generated from operations. Refer to —Cash Flows above, for additional information regarding the change in our cash generated from operations;

(ii)	$67 million decrease in proceeds from disposals of equipment and other assets on operating leases, primarily related to the wind down of our Gold Key Lease portfolio; and

(iii)	$32 million reduction in our change in restricted cash. The $22 million net reduction in restricted cash during 2013 was primarily the result of no collateral required to be posted for our foreign currency exchange and commodity hedge contracts as of June 30, 2013 due to positive mark-to-market adjustments during 2013, as well as minimum posting thresholds included in our agreements. The $54 million net reduction in restricted cash during 2012 was primarily driven by reduced collateral requirements for foreign currency exchange and commodity hedge contracts as a result of positive mark-to-market adjustments during 2012.

These unfavorable changes were partially offset by:

(i)	a $194 million decrease in our capital expenditures, primarily due to the timing of payments related to our continued investments to enhance our current and future product portfolio.

Defined Benefit Pension Plans and OPEB Plans —Contributions

During the six months ended June 30, 2013, employer contributions to our funded pension plans amounted to $529 million. Employer contributions to our U.S. funded pension plans are expected to be approximately $181 million for the remainder of 2013, of which $175 million are discretionary contributions and $6 million are mandatory contributions to satisfy minimum funding requirements. During the six months ended June 30, 2013, employer contributions to our unfunded pension and OPEB plans amounted to $22 million and $91 million, respectively. Employer contributions to our unfunded pension and OPEB plans for the remainder of 2013 are expected to be $16 million and $98 million, respectively, which represent the expected benefit payments to participants.

During the life of our funded pension plans, we intend to primarily utilize plan assets to fund benefit payments and minimize our cash contributions. During the six months ended June 30, 2013, we revised our 2013 funding strategies for our funded U.S. pension plans and opted to utilize our credit balances to satisfy minimum funding requirements and to reduce our 2013 expected discretionary employer contributions to the plans by approximately $290 million from our December 31, 2012 estimate of $998 million. Management reviews discretionary contributions and funding strategies on an ongoing basis. Payments for our unfunded pension and OPEB plans are currently funded from our cash flows from operations.

Defined Benefit Pension Plans —Obligation

During the second quarter of 2013, we amended our U.S. and Canadian salaried defined benefit pension plans. The U.S. plans were amended in order to comply with Internal Revenue Service regulations, cease the accrual of future benefits effective December 31, 2013, and enhance the retirement factors. The Canada amendment ceases the accrual of future benefits effective December 31, 2014, enhances the retirement factors and continues to consider future salary increases for the affected employees. The changes to the plans resulted in an interim re-measurement of the plans, as well as a curtailment gain and plan amendments. As a result, we recognized a $780 million net reduction to our pension obligation, a $9 million reduction to prepaid pensions and a corresponding $771 million increase in accumulated other comprehensive income.

SCUSA Private-Label Financing Agreement

In February 2013, we entered into a private-label financing agreement, or the SCUSA Agreement, with Santander Consumer USA Inc., or SCUSA. Under the SCUSA Agreement, SCUSA provides a wide range of wholesale and retail financing services to our dealers and consumers in accordance with its usual and customary lending standards, under the Chrysler Capital brand name. The financing services include credit lines to finance our dealers’ acquisition of vehicles and other products that we sell or distribute, retail loans and leases to finance consumer acquisitions of new and used vehicles at our dealerships, financing for commercial and fleet customers, and ancillary services. In addition, SCUSA will work with dealers to offer them construction loans, real estate loans, working capital loans and revolving lines of credit.

Under the new financing arrangement, which launched on May 1, 2013, SCUSA has agreed to specific transition milestones for the initial year following launch. SCUSA has also agreed to use its best efforts to facilitate a smooth transition from our current arrangements under the Auto Finance Operating Agreement with Ally Financial Inc., or Ally, which we refer to as the Ally Agreement, to the financing services provided under the SCUSA Agreement. If the transition milestones are met, or otherwise satisfactory to us, the SCUSA Agreement will have a ten-year term, subject to early termination in certain circumstances, including the failure by a party to comply with certain of its ongoing obligations under the SCUSA Agreement. In accordance with the terms of the agreement, SCUSA provided us an upfront, nonrefundable payment in May 2013, which will be amortized over ten years.

From time to time, we work with certain lenders to subsidize interest rates or cash payments at the inception of a financing arrangement to incentivize customers to purchase our vehicles, a practice known as “subvention.” We have provided SCUSA with limited exclusivity rights to participate in specified minimum percentages of certain of our retail financing rate subvention programs. SCUSA has committed to certain revenue sharing arrangements, as well as to consider future revenue sharing opportunities. SCUSA bears the risk of loss on loans contemplated by the SCUSA Agreement. The parties share in any residual gains and losses in respect of consumer leases, subject to specific provisions in the SCUSA Agreement, including limitations on our participation in gains and losses.

Non-GAAP Financial Measures

We monitor our operations through the use of several non-GAAP financial measures: Adjusted Net Income (Loss), Modified Operating Profit (Loss); Modified Earnings Before Interest, Taxes, Depreciation and Amortization, which we refer to as Modified EBITDA; Net Industrial Debt and Free Cash Flow. We believe that these non-GAAP financial measures provide useful information about our operating results and enhance the overall ability to assess our financial performance. They provide us with comparable measures of our financial performance based on normalized operational factors which then facilitate management’s ability to identify operational trends, as well as make decisions regarding future spending, resource allocations and other operational decisions. These and similar measures are widely used in the industry in which we operate.

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

The reconciliation of net income (loss) to Adjusted Net Income, Modified Operating Profit and Modified EBITDA is set forth below (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$507	$436	$673	$909
Plus:
Loss on extinguishment of debt	23	—	23	—

Adjusted Net Income	$530	$436	$696	$909

Plus:
Income tax expense	37	105	69	138
Net interest expense	257	266	508	533
Net pension, OPEB and other employee benefit costs (gains) other than service costs	(18)	(21)	(30)	(42)
Restructuring income, net	(7)	(34)	(11)	(48)
Other financial expense, net	9	3	11	5

Modified Operating Profit	808	755	1,243	1,495

Plus:
Depreciation and amortization expense	724	712	1,362	1,380
Less:
Depreciation and amortization expense for vehicles held for lease	(48)	(43)	(72)	(67)

Modified EBITDA	$1,484	$1,424	$2,533	$2,808

Net Industrial Debt

We compute Net Industrial Debt as total financial liabilities less cash and cash equivalents. We use Net Industrial Debt as a measure of our financial leverage and believe it is useful to others in evaluating our financial leverage.

The following is a reconciliation of financial liabilities to Net Industrial Debt (in millions of dollars):

	June 30, 2013	December 31, 2012
Financial liabilities (1)	$12,537	$12,603
Less: Cash and cash equivalents	11,881	11,614

Net Industrial Debt	$656	$989

(1)	Refer to Note 9, Financial Liabilities, of our accompanying condensed consolidated financial statements for additional information regarding our financial liabilities.

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

The following is a reconciliation of Net Cash Provided by (Used in) Operating and Investing Activities to Free Cash Flow (in millions of dollars):

	Six Months Ended June 30,
	2013	2012
Net Cash Provided by Operating Activities	$2,187	$4,342
Net Cash Used in Investing Activities	(1,647)	(1,734)
Investing activities excluded from Free Cash Flow:
Change in loans and notes receivables	—	(1)
Financing activities included in Free Cash Flow:
Repayments of Gold Key Lease financing	—	(41)

Free Cash Flow	$540	$2,566

Ally Repurchase Obligation

In April 2013, the Ally Agreement was terminated. As described above, we have entered into a new private-label financing agreement with SCUSA.

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

As of June 30, 2013, the maximum potential amount of future payments required to be made to Ally under this guarantee was approximately $2.9 billion and was based on the aggregate repurchase value of eligible vehicles financed by Ally in our U.S. dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at June 30, 2013, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.

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

As of June 30, 2013, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $280 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at June 30, 2013, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.

Employees

The following summarizes the number of our salaried and hourly employees as of the dates noted below:

	June 30, 2013	December 31, 2012
Salaried	20,172	18,558
Hourly	50,214	46,977

Total	70,386	65,535

The increase in our total workforce during the six months ended June 30, 2013 was primarily attributable to the hiring of manufacturing employees to support our current and anticipated production volumes, as well as additional engineering, research and development and other highly skilled employees to support our product development, sales, marketing and other corporate activities.

In the U.S. and Canada combined, substantially all of our hourly employees and approximately 21 percent of our salaried employees were represented by unions under collective bargaining agreements, which represented approximately 64 percent of our worldwide workforce as of June 30, 2013. The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, or UAW, and the National Automobile, Aerospace, Transportation and General Workers Union of Canada, or CAW, represent substantially all of these represented employees in the U.S. and Canada, respectively.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board, or FASB, issued updated guidance requiring that certain unrecognized tax benefits be recognized as offsets against the corresponding deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, unless the deferred tax asset is not available or not intended to be used at the reporting date. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to unrecognized tax benefits that exist at the effective date. We will comply with this guidance as of January 1, 2014, and we are evaluating the potential impact on our consolidated financial statements.

In July 2013, the FASB issued updated guidance to allow the inclusion of the Federal Funds Effective Swap Rate as a benchmark interest rate for hedge accounting purposes. This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We adopted this guidance as of July 17, 2013, and it did not have a material impact on our consolidated financial statements.

In March 2013, the FASB issued updated guidance to clarify a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. We will comply with this guidance as of January 1, 2014, and we are evaluating the potential impact on our consolidated financial statements.

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

Critical Accounting Estimates

The accompanying condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. For a discussion of our critical accounting estimates, refer to Item 7 —Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Estimates and Item 8 —Financial Statements and Supplementary Data —Note 2, Basis of Presentation and Significant Accounting Policies, included in our 2012 Form 10-K. Other than as described below, there have been no significant changes in our critical accounting estimates during the six months ended June 30, 2013.

Valuation of Deferred Tax Assets

A valuation allowance on deferred tax assets is required if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon our ability to generate sufficient taxable income during the carryback or carryforward periods applicable in each tax jurisdiction. Our accounting for deferred tax assets represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.

In assessing the realizability of deferred tax assets, we consider both positive and negative evidence. Concluding that a valuation allowance is not required is difficult when there is absence of positive evidence and significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. Cumulative losses in recent years are a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets.

The assessment of the nature, timing and recognition of a valuation allowance takes into account various types of evidence, including, but not limited to, the following:

•	Nature, frequency and severity of current and cumulative financial reporting losses. A pattern of objectively measured recent financial reporting losses is heavily weighted as a source of negative evidence. In certain circumstances, historical information may not be as relevant due to changed circumstances;

•	Sources of future taxable income. Future reversals of existing temporary differences are heavily-weighted sources of objectively verifiable positive evidence. Projections of future taxable income exclusive of reversing temporary differences are a source of positive evidence only when the projections are combined with a history of recent profits and can be reasonably estimated. Otherwise, these projections are considered inherently subjective and generally will not be sufficient to overcome negative evidence that includes relevant cumulative losses in recent years, particularly if the projected future taxable income is dependent on an anticipated turnaround to profitability that has not yet been achieved. In such cases, these projections of future taxable income are given no weight for the purposes of the valuation allowance assessment; and

•	Tax planning strategies. If necessary and available, tax planning strategies would be implemented to accelerate taxable amounts to utilize expiring carryforwards. These strategies would be a source of additional positive evidence and, depending on their nature, could be heavily weighted.

Our deferred tax assets consist primarily of those of our subsidiaries in foreign jurisdictions. As we have previously disclosed, our subsidiaries in foreign jurisdictions are highly dependent on our North American operations, which consists primarily of our U.S. operations. Despite our recent financial results, we have not yet reached a level of sustained profitability for our U.S. operations. While we were profitable in the U.S. for the six months ended June 30, 2013 and the years ended December 31, 2012 and 2011, our financial performance history is somewhat limited. We have undergone significant changes in our capital structure, management and business strategies since our transaction with Old Carco LLC in 2009. We have also implemented several new product development programs. While we continue to improve our product portfolio, we must also continue to decrease our dependency on the pick-up truck, SUV and minivan markets. We are also reliant upon our alliance with Fiat to jointly develop vehicles and vehicle platforms, which is somewhat uncertain given Fiat’s own business and financial condition, as well as its revised business plan for product development and manufacturing operations. We believe that our ability to realize the benefits of the alliance is critical for us to compete with our larger, more product-diversified and better-funded competitors. We concluded that negative evidence, including the lack of sustained profitability, outweighed our positive evidence as of December 31, 2012; therefore we maintained our valuation allowances on our net deferred tax assets of $1.2 billion.

We believe that sustained profitability may be demonstrated by certain factors, which may include a combination of the following over an extended period of time:

•	Continued positive progress on our five year business plan, including achievement of a substantial portion of our 2013 financial and performance objectives;

•	Continued improvement in our product mix;

•	Increased sales outside of North America; and/or

•	Our ability to successfully launch vehicles, particularly those using a Fiat or jointly developed platform.

We have demonstrated progress towards the factors noted above. In the first half of 2013, we launched the 2014 Jeep Grand Cherokee and 2013 Ram Heavy-Duty trucks. However, our planned launches of the all-new 2014 Jeep Cherokee, Fiat 500L and Ram ProMaster in the second half of 2013 will present an additional indication of our progress towards our 2013 financial and performance objectives, as well as our ability to successfully launch vehicles. As a result, we do not believe that we have reached a level of sustained profitability and have maintained our valuation allowances on our net deferred tax assets as of June 30, 2013.

If we are able to demonstrate sustained profitability, our conclusion regarding the need for valuation allowances on our net deferred tax assets in respect to our foreign subsidiaries could change, resulting in the reversal of a significant portion of the valuation allowances as early as the fourth quarter of 2013. In the reporting period in which the valuation allowance is released, we will record a significant tax benefit related to the release, which will result in a negative effective tax rate. Until such time, we will reverse a portion of the valuation allowance related to the corresponding realized tax benefit for that period, without changing our conclusions regarding the need for a full valuation allowance against the remaining net deferred tax assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Risk

In February 2013, the Venezuelan government announced a devaluation of the official exchange rate of the VEF, relative to the USD from 4.30 VEF per USD to 6.30 VEF per USD. As a result of this devaluation, we recognized a $78 million foreign currency translation loss as a reduction to Revenues, Net in the accompanying Condensed Consolidated Statements of Income during the three months ended March 31, 2013. During the second quarter of 2013, certain monetary liabilities, which had been submitted to the CADIVI for payment approval in the ordinary course of business prior to the devaluation date, were approved to be paid at an exchange rate of 4.30 VEF per USD. As a result, we recognized a $16 million foreign currency transaction gain in Revenues, Net due to these monetary liabilities being previously remeasured at 6.30 VEF per USD at the devaluation date. No other events occurred during 2013 that would further impact the VEF to USD official exchange rate.

In addition, in March 2013, the Venezuelan government announced a new currency exchange system, the Complementary System of Foreign Currency Acquirement, or SICAD. The SICAD system will operate parallel to the CADIVI, and replace the Transaction System for Foreign Currency Denominated Securities, or SITME. The SICAD is intended to function as a public bidding system for private entities that import goods. We are currently monitoring and assessing the currency exchange rates and restrictions associated with the new system.

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

Changes in Internal Control over Financial Reporting

We continuously monitor and evaluate changes in our internal control over financial reporting. In connection with our alliance with Fiat, and in support of our drive toward common global systems, we are replacing our current finance, procurement, and capital project and investment management systems with an SAP system that was developed leveraging the SAP system Fiat currently utilizes. Our new system is being implemented in two phases. The first phase was implemented as of January 1, 2013 and we began utilizing this system to record and report our 2013 financial results. As appropriate, we continue to modify the design and documentation of internal control processes and procedures relating to the new systems to simplify and automate many of our previous processes. Our management believes that the implementation of this system will continue to improve and enhance our internal controls over financial reporting. The second phase of the implementation is expected to occur on January 1, 2014. For additional information refer to —Item 1A —Risk Factors in our 2012 Form 10-K.

There was no other change in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Description of Documents

4.1*	Second Supplemental Indenture, dated as of April 5, 2013, to the Indenture, relating to the Notes, dated as of May 24, 2011, among the Company, the Co-Issuer, the guarantors named on the signature pages thereto and Wilmington Trust National Association, as successor by merger to Wilmington Trust FSB, as trustee and Citibank, N.A., as collateral agent, paying agent, registrar and authenticating agent.

10.1*¥	Master Private Label Financing Agreement, dated as of February 6, 2013, by and between Chrysler Group LLC and Santander Consumer USA Inc.

31.1*	Section 302 Certification of the Chief Executive Officer

31.2*	Section 302 Certification of the Chief Financial Officer

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†ø	XBRL Instance Document

101.SCH†ø	XBRL Taxonomy Extension Schema Document

101.CAL†ø	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†ø	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†ø	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†ø	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed electronically herewith
†	Furnished herewith
ø	Submitted electronically herewith
¥	Confidential treatment has been requested or previously granted to portions of this exhibit by the SEC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHRYSLER GROUP LLC

Dated: August 13, 2013	By:	/s/ Richard K. Palmer
Richard K. Palmer
Senior Vice President and Chief Financial Officer

CHRYSLER GROUP LLC

Exhibit Index

Exhibit Number	Description of Documents

4.1*	Second Supplemental Indenture, dated as of April 5, 2013, to the Indenture, relating to the Notes, dated as of May 24, 2011, among the Company, the Co-Issuer, the guarantors named on the signature pages thereto and Wilmington Trust National Association, as successor by merger to Wilmington Trust FSB, as trustee and Citibank, N.A., as collateral agent, paying agent, registrar and authenticating agent.

10.1*¥	Master Private Label Financing Agreement, dated as of February 6, 2013, by and between Chrysler Group LLC and Santander Consumer USA Inc.

31.1*	Section 302 Certification of the Chief Executive Officer

31.2*	Section 302 Certification of the Chief Financial Officer

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†ø	XBRL Instance Document

101.SCH†ø	XBRL Taxonomy Extension Schema Document

101.CAL†ø	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†ø	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†ø	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†ø	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed electronically herewith
†	Furnished herewith
ø	Submitted electronically herewith
¥	Confidential treatment has been requested or previously granted to portions of this exhibit by the SEC