Form 10-Q
period 2013-09-30
Chrysler Group LLC
filed 2013-11-12
CIK 1513153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

There is no public market for our equity securities. As of November 12, 2013, there were 1,632,654 Class A Membership Interests issued and outstanding.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Form 10-Q for the Quarterly Period Ended September 30, 2013

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

Forward-Looking Statements

This report contains forward-looking statements that reflect our current views about future events. We use the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “will,” “intend,” “may,” “plan,” “project,” “should,” “could,” “seek,” “designed,” “potential,” “forecast,” “target,” “objective,” “goal,” or the negatives of such terms or other similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. For additional discussion of these risks, refer to Part II —Other Information —Item 1A —Risk Factors in this report. These factors include, but are not limited to:

•	our ability to realize benefits from, and our dependence on, the Fiat-Chrysler Alliance;

•	potential conflicts of interest resulting from certain of our executive officers serving in similar roles for Fiat;

•	the impact of the proposed offering of our common stock on Fiat’s plans to continue expansion of the Fiat-Chrysler Alliance;

•	our profitability depends on reaching certain minimum vehicle sales volumes;

•	continued elevated unemployment levels, sustained economic weakness and low consumer confidence, especially in North America, where we sell most of our vehicles;

•	our ability to increase vehicle sales outside of North America;

•	our ability to regularly introduce new or significantly refreshed vehicles that appeal to a wide base of consumers and to respond to changing consumer preferences, quality demands, economic conditions, and government regulations;

•	lengthy product development cycles and our inability to adequately forecast demand for our vehicles which may lead to inefficient use of our production capacity;

•	competitive pressures that may limit our ability to reduce sales incentives, achieve better pricing and grow our profitability;

•	the potential inability of consumers and our dealers to obtain affordably priced financing on a timely basis due to our lack of a captive finance company, and our ongoing transition to a new private-label financing provider;

•	the impact of vehicle defects and/or product recalls (including product liability claims);

•	disruption of production or delivery of new vehicles due to shortages of materials, including supply disruptions resulting from natural disasters, labor strikes, quality issues or supplier insolvencies;

•	our ability to control costs and implement cost reduction and productivity improvement initiatives;

•	changes and fluctuations in the prices of raw materials, parts and components;

•	the impact of the decline in general economic and industry conditions in Europe on our European suppliers;

•	changes in foreign currency exchange rates, commodity prices and interest rates;

•	our substantial indebtedness and limitations on our liquidity that may limit our ability to execute the 2010-2014 Business Plan and could prevent us from fulfilling our obligations under the terms of our indebtedness;

•	changes in laws, regulations and government policies, particularly those relating to vehicle emissions, fuel economy and safety; and

•	interruptions to our business operations caused by information technology systems failures arising from our transition to new, enterprise-wide software systems or from potential cyber security incidents.

If any of these risks and uncertainties materialize, or if the assumptions underlying any of our forward-looking statements prove incorrect, then our actual results, level of activity, performance or achievements may be materially different from those expressed or implied by such statements. The risks described in Part II —Other Information —Item 1A —Risk Factors of this report are not exhaustive. Refer to our 2012 Annual Report on Form 10-K for additional information and other factors that could adversely affect our business, financial condition or results of operations. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those expressed or implied by any forward-looking statements. In addition, any forward-looking statements are based on the assumption that the Company maintains its status as a partnership for U.S. federal and state income tax purposes and do not consider the impact of a potential conversion into a corporation. We do not intend, or assume any obligation, to update these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements referred to above and included elsewhere in this report.

PART I – Financial Information

Item 1. Condensed Consolidated Financial Statements

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

Chrysler Group LLC

Auburn Hills, MI

We have reviewed the condensed consolidated balance sheet of Chrysler Group LLC and subsidiaries (“the Company”) as of September 30, 2013, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2013, and cash flows and members’ deficit for the nine-month period ended September 30, 2013. These financial statements are the responsibility of the Company’s management. The condensed consolidated financial statements of the Company as of September 30, 2012, and for the three-month and nine-month periods then ended, were reviewed by other auditors whose report dated March 7, 2013 (August 13, 2013 as to Note 18) stated that based on their review they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States of America. The consolidated balance sheet of the Company as of December 31, 2012, and the related consolidated statements of operations, comprehensive loss, cash flows, and members’ deficit for the year then ended (not presented herein) were audited by other auditors whose report dated March 7, 2013 expressed an unqualified opinion on those statements. The other auditors also audited as of August 13, 2013 the adjustments described in Note 18 that were applied to retrospectively adjust the guarantor/non-guarantor balance sheets as of December 31, 2012 and expressed an opinion that such adjustments were appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted condensed consolidated balance sheet as of December 31, 2012.

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

November 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

Chrysler Group LLC

Auburn Hills, MI

We have reviewed the accompanying condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and cash flows and members’ deficit for the nine-month period ended September 30, 2012 of Chrysler Group LLC and subsidiaries (the “Company”). These interim financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for the three-month and nine-month periods ended September 30, 2012 for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan

March 7, 2013

(August 13, 2013 as to Note 18)

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited —in millions of dollars)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2013	2012	2013	2012
Revenues, net		$17,564	$15,478	$50,943	$48,632
Cost of sales		14,881	12,916	43,345	40,959

GROSS MARGIN		2,683	2,562	7,598	7,673
Selling, administrative and other expenses		1,254	1,330	3,761	3,775
Research and development expenses, net		573	540	1,719	1,674
Restructuring income, net	16	(1)	(6)	(12)	(54)
Interest expense	4	256	273	784	828
Interest income		(9)	(12)	(29)	(34)
Loss on extinguishment of debt	9	—	—	23	—

INCOME BEFORE INCOME TAXES		610	437	1,352	1,484
Income tax expense	10	146	56	215	194

NET INCOME		$464	$381	$1,137	$1,290

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited —in millions of dollars)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2013	2012	2013	2012
Net income		$464	$381	$1,137	$1,290
Other comprehensive income (loss)	3	40 (1)	(75) (1)	1,196 (1)	(72) (1)

TOTAL COMPREHENSIVE INCOME		$504	$306	$2,333	$1,218

(1)	Net of $0 of taxes

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited —in millions of dollars)

	Notes	September 30, 2013	December 31, 2012
CURRENT ASSETS:
Cash and cash equivalents		$11,491	$11,614
Restricted cash	11	17	28
Trade receivables, net of allowance for doubtful accounts of $53 and $56, respectively		1,496	1,179
Inventories	5	6,661	4,998
Prepaid expenses and other assets	7	1,634	1,108
Deferred taxes		13	23

TOTAL CURRENT ASSETS		21,312	18,950
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net of accumulated depreciation and amortization of $9,680 and $8,089, respectively		15,956	15,491
Equipment and other assets on operating leases, net of accumulated depreciation and amortization of $110 and $84, respectively		1,502	976

TOTAL PROPERTY AND EQUIPMENT		17,458	16,467
OTHER ASSETS:
Advances to related parties and other financial assets		36	47
Restricted cash	11	324	343
Goodwill		1,361	1,361
Other intangible assets, net	6	3,368	3,360
Prepaid expenses and other assets	7	410	403
Deferred taxes		21	40

TOTAL OTHER ASSETS		5,520	5,554

TOTAL ASSETS		$44,290	$40,971

CURRENT LIABILITIES:
Trade liabilities		$11,250	$9,734
Accrued expenses and other liabilities	8	9,122	8,518
Current maturities of financial liabilities	9	526	456
Deferred revenue		1,268	862
Deferred taxes		96	71

TOTAL CURRENT LIABILITIES		22,262	19,641
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	8	13,996	15,537
Financial liabilities	9	11,853	12,147
Deferred revenue		1,073	822
Deferred taxes		45	83

TOTAL LONG-TERM LIABILITIES		26,967	28,589
Commitments and contingencies	11	—	—
MEMBERS’ DEFICIT:
Membership Interests
Class A Membership Interests —1,632,654 and 1,061,225 units authorized, issued and outstanding at September 30, 2013 and December 31, 2012, respectively	15	—	—
Class B Membership Interests —None at September 30, 2013 and 200,000 units authorized, issued and outstanding at December 31, 2012	15	—	—
Contributed capital		2,634	2,647
Accumulated losses		(1,449)	(2,586)
Accumulated other comprehensive loss	3	(6,124)	(7,320)

TOTAL MEMBERS’ DEFICIT		(4,939)	(7,259)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT		$44,290	$40,971

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited —in millions of dollars)

		Nine Months Ended September 30,
	Note	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES		$2,610	$5,477

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets		(2,436)	(3,058)
Proceeds from disposals of property, plant and equipment		9	8
Purchases of equipment and other assets on operating leases		(17)	(7)
Proceeds from disposals of equipment and other assets on operating leases		3	83
Change in restricted cash		30	40
Change in loans and notes receivable		—	1
Other		(2)	(1)

NET CASH USED IN INVESTING ACTIVITIES		(2,413)	(2,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Canadian Health Care Trust Notes	9	(45)	(25)
Repayments of Auburn Hills Headquarters loan		(37)	(37)
Repayments of Mexican development banks credit facility		(23)	(7)
Repayments of Tranche B Term Loan		(23)	(23)
Repayment of Tranche B Term Loan in connection with amendment	9	(760)	—
Proceeds from Tranche B Term Loan in connection with amendment	9	760	—
Debt issuance costs	9	(27)	—
Repayments of Gold Key Lease financing		—	(41)
Net proceeds from other financial obligations —related party		7	—
Net repayments of other financial obligations —third party		(60)	(63)
Distribution for state tax withholding obligations on behalf of members		(15)	(4)

NET CASH USED IN FINANCING ACTIVITIES		(223)	(200)

Effect of exchange rate changes on cash and cash equivalents		(97)	3

Net change in cash and cash equivalents		(123)	2,346
Cash and cash equivalents at beginning of period		11,614	9,601

Cash and cash equivalents at end of period		$11,491	$11,947

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Capitalized interest on VEBA Trust Note	9	$—	$38
Capitalized interest on Canadian Health Care Trust Notes	9	25	74

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT

(Unaudited —in millions of dollars)

	Note	Contributed Capital	Accumulated Losses	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2013		$2,647	$(2,586)	$(7,320)	$(7,259)
Distribution for state tax withholding obligations on behalf of members		(2)	—	—	(2)
Net income		—	166	—	166
Total other comprehensive income	3	—	—	165	165

Balance at March 31, 2013		$2,645	$(2,420)	$(7,155)	$(6,930)
Distribution for state tax withholding obligations on behalf of members		(5)	—	—	(5)
Net income		—	507	—	507
Total other comprehensive income	3	—	—	991	991

Balance at June 30, 2013		$2,640	$(1,913)	$(6,164)	$(5,437)
Distribution for state tax withholding obligations on behalf of members		(6)	—	—	(6)
Net income		—	464	—	464
Total other comprehensive income	3	—	—	40	40

Balance at September 30, 2013		$2,634	$(1,449)	$(6,124)	$(4,939)

Balance at January 1, 2012		$2,657	$(4,254)	$(4,438)	$(6,035)
Distribution for state tax withholding obligations on behalf of members		(3)	—	—	(3)
Net income		—	473	—	473
Total other comprehensive loss	3	—	—	(75)	(75)

Balance at March 31, 2012		$2,654	$(3,781)	$(4,513)	$(5,640)
Distribution for state tax withholding obligations on behalf of members		(3)	—	—	(3)
Net income		—	436	—	436
Total other comprehensive income	3	—	—	78	78

Balance at June 30, 2012		$2,651	$(3,345)	$(4,435)	$(5,129)
Net income		—	381	—	381
Total other comprehensive loss	3	—	—	(75)	(75)

Balance at September 30, 2012		$2,651	$(2,964)	$(4,510)	$(4,823)

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

Chrysler Group was formed on April 28, 2009 as a Delaware limited liability company. As of September 30, 2013, Fiat and the UAW Retiree Medical Benefits Trust (the “VEBA Trust”) had a 58.5 percent and 41.5 percent ownership interest in us, respectively. Refer to Note 15, Other Transactions with Related Parties, for additional information regarding Fiat’s exercise of its call option rights to acquire additional portions of the VEBA Trust’s membership interests in the Company.

We design, engineer, manufacture, distribute and sell vehicles under the brand names Chrysler, Jeep, Dodge and Ram. As part of our industrial alliance with Fiat, we also manufacture certain Fiat vehicles in Mexico, which are distributed throughout North America and sold to Fiat for distribution elsewhere in the world. Our product lineup includes passenger cars, utility vehicles (which include sport utility vehicles and crossover vehicles), minivans, trucks and commercial vans. We also sell automotive service parts and accessories under the Mopar brand name.

Our products are available in more than 150 countries around the world. We sell our products to dealers and distributors for sale to retail customers and fleet customers, which include rental car companies, commercial fleet customers, leasing companies and government entities. The majority of our operations, employees, independent dealers and sales are in North America, primarily in the U.S. Approximately 10 percent of our vehicle sales during both 2012 and the nine months ended September 30, 2013 were outside North America, principally in Asia Pacific, South America and Europe. Vehicle, service parts and accessories sales outside North America are primarily through our 100 percent owned, affiliated or independent distributors and dealers. Fiat is the general distributor of our vehicles and service parts in Europe and certain other markets outside of North America, selling our products through a network of dealers. We are the general distributor for Fiat vehicles in select markets outside of Europe. In addition, as part of our industrial alliance, Fiat manufactures certain Fiat brand vehicles for us, which we sell in select markets. Refer to Note 15, Other Transactions with Related Parties, for additional information regarding our industrial alliance and other transactions with Fiat.

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

In March 2013, the FASB issued updated guidance to clarify a parent company’s accounting for the release of the cumulative translation adjustment into income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. We will comply with this guidance as of January 1, 2014, and we are evaluating the potential impact on our consolidated financial statements.

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

In October 2012, the FASB issued updated guidance on technical corrections and other revisions to various FASB codification topics. The guidance represents changes to clarify the codification, correct unintended

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 2. Basis of Presentation and Recent Accounting Pronouncements—Continued

Recent Accounting Pronouncements —Continued

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 3. Accumulated Other Comprehensive Loss

The changes in AOCI by component, including the amounts reclassified to income, were as follows (in millions of dollars):

	Three Months Ended September 30, 2013
	Defined Benefit Plan Adjustments		Derivatives
	Net Actuarial Loss (1)	Net Prior Service Credit (1)	Currency Forwards and Swaps (1)	Commodity Swaps (1)	Foreign Currency Translation Adjustments (1)	Total
Balance at beginning of period	$(6,200)	$(74)	$159	$(5)	$(44)	$(6,164)
Gain (loss) recorded in other comprehensive income	—	—	(49)	16	5	(28)
Less: Gain (loss) reclassified from AOCI to income	(82) (2)	7 (2)	6 (3)	1 (4)	—	(68)

Other comprehensive income (loss)	82	(7)	(55)	15	5	40

Balance at end of period	$(6,118)	$(81)	$104	$10	$(39)	$(6,124)

	Three Months Ended September 30, 2012
	Defined Benefit Plan Adjustments		Derivatives
	Net Actuarial Loss (1)	Net Prior Service Credit (1)	Currency Forwards and Swaps (1)	Commodity Swaps (1)	Foreign Currency Translation Adjustments (1)	Total
Balance at beginning of period	$(4,450)	$66	$39	$(48)	$(42)	$(4,435)
Gain (loss) recorded in other comprehensive income	10	(4)	(108)	23	(51)	(130)
Less: Gain (loss) reclassified from AOCI to income	(45) (2)	11 (2)	(10) (3)	(11) (4)	—	(55)

Other comprehensive income (loss)	55	(15)	(98)	34	(51)	(75)

Balance at end of period	$(4,395)	$51	$(59)	$(14)	$(93)	$(4,510)

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 3. Accumulated Other Comprehensive Loss —Continued

	Nine Months Ended September 30, 2013
	Defined Benefit Plan Adjustments		Derivatives
	Net Actuarial Loss (1)	Net Prior Service Credit (1)	Currency Forwards and Swaps (1)	Commodity Swaps (1)	Foreign Currency Translation Adjustments (1)	Total
Balance at beginning of period	$(7,232)	$42	$(40)	$4	$(94)	$(7,320)
Gain (loss) recorded in other comprehensive income	869	(98)	175	6	55	1,007
Less: Gain (loss) reclassified from AOCI to income	(245) (2)	25 (2)	31 (3)	—	—	(189)

Other comprehensive income (loss)	1,114	(123)	144	6	55	1,196

Balance at end of period	$(6,118)	$(81)	$104	$10	$(39)	$(6,124)

	Nine Months Ended September 30, 2012
	Defined Benefit Plan Adjustments		Derivatives
	Net Actuarial Loss (1)	Net Prior Service Credit (1)	Currency Forwards and Swaps (1)	Commodity Swaps (1)	Foreign Currency Translation Adjustments (1)	Total
Balance at beginning of period	$(4,499)	$86	$57	$(51)	$(31)	$(4,438)
Gain (loss) recorded in other comprehensive income	10	(4)	(113)	4	(62)	(165)
Less: Gain (loss) reclassified from AOCI to income	(94) (2)	31 (2)	3 (3)	(33) (4)	—	(93)

Other comprehensive income (loss)	104	(35)	(116)	37	(62)	(72)

Balance at end of period	$(4,395)	$51	$(59)	$(14)	$(93)	$(4,510)

(1)	Net of $0 of taxes
(2)	These AOCI components are included within the computation of net periodic benefit costs. Refer to Note 14, Employee Retirement and Other Benefits, for additional information.
(3)	Amount reclassified to Revenues, Net in the accompanying Condensed Consolidated Statements of Income. Refer to Note 13, Derivative Financial Instruments and Risk Management, for additional information.
(4)	Amount reclassified to Cost of Sales in the accompanying Condensed Consolidated Statements of Income. Refer to Note 13, Derivative Financial Instruments and Risk Management, for additional information.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 4. Interest Expense

Interest expense included the following (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Financial interest expense:
Related parties (see Note 15)	$110	$111	$332	$331
Other	144	163	459	487
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	29	29	88	91
Capitalized interest related to capital expenditures	(27)	(30)	(95)	(81)

Total	$256	$273	$784	$828

Note 5. Inventories

The components of inventories were as follows (in millions of dollars):

	September 30, 2013	December 31, 2012
Finished products, including service parts	$4,442	$3,255
Work in process	2,007	1,560
Raw materials and manufacturing supplies	212	183

Total	$6,661	$4,998

Note 6. Other Intangible Assets

The components of other intangible assets were as follows (in millions of dollars):

	Range of Useful Lives (years)	September 30, 2013
		Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$—	$2,210
Dealer networks	20	389	84	305
Fiat contributed intellectual property rights	10	320	138	182
Other intellectual property rights	3 - 12	263	57	206
Patented and unpatented technology	4 - 10	208	141	67
Software	3 - 5	394	138	256
Other	1 - 16	258	116	142

Total		$4,042	$674	$3,368

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 6. Other Intangible Assets —Continued

	Range of Useful Lives (years)	December 31, 2012
		Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$—	$2,210
Dealer networks	20	392	70	322
Fiat contributed intellectual property rights	10	320	114	206
Other intellectual property rights	3 - 12	263	37	226
Patented and unpatented technology	4 - 10	208	120	88
Software	4 - 5	339	100	239
Other	1 - 16	169	100	69

Total		$3,901	$541	$3,360

The following summarizes the amount of intangible asset amortization expense included in the respective financial statement captions of the accompanying Condensed Consolidated Statements of Income (in millions of dollars):

	Financial Statement Caption	Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Favorable operating lease contracts	Revenues, Net	$—	$—	$—	$1
Patented and unpatented technology, intellectual property, software and other	Cost of Sales	40	30	118	112
Dealer networks and other	Selling, Administrative and Other Expenses	5	7	17	17

Total		$45	$37	$135	$130

Based on the gross carrying amount of other intangible assets as of September 30, 2013, the estimated future amortization expense for the next five years was as follows (in millions of dollars):

Remainder of 2013	$44
2014	169
2015	177
2016	143
2017	175

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 7. Prepaid Expenses and Other Assets

The components of prepaid expenses and other assets were as follows (in millions of dollars):

	September 30, 2013			December 31, 2012
	Current	Non- Current	Total	Current	Non- Current	Total
Amounts due from related parties (see Note 15)	$676	$—	$676	$503	$—	$503
Prepaid pension expense	—	116	116	—	114	114
Other	958	294	1,252	605	289	894

Total	$1,634	$410	$2,044	$1,108	$403	$1,511

Note 8. Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities were as follows (in millions of dollars):

	September 30, 2013			December 31, 2012
	Current	Non- Current	Total	Current	Non- Current	Total
Pension and postretirement benefits	$192	$10,366	$10,558	$188	$11,864	$12,052
Product warranty costs	1,359	2,380	3,739	1,142	2,372	3,514
Sales incentives	3,078	—	3,078	3,031	—	3,031
Personnel costs	771	429	1,200	711	413	1,124
Amounts due to related parties (see Note 15) (1)	799	—	799	562	—	562
Income and other taxes	352	107	459	256	106	362
Vehicle residual value guarantees	438	—	438	238	—	238
Workers’ compensation	56	274	330	46	275	321
Accrued interest (2)	248	—	248	342	—	342
Restructuring actions (see Note 16)	22	35	57	69	—	69
Other	1,807	405	2,212	1,933	507	2,440

Total	$9,122	$13,996	$23,118	$8,518	$15,537	$24,055

(1)	Excludes amounts due to related parties for accrued interest separately discussed in (2) below.
(2)	Includes $107 million and $222 million of accrued interest due to related parties as of September 30, 2013 and December 31, 2012, respectively. Refer to Note 15, Other Transactions with Related Parties, for additional information.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 8. Accrued Expenses and Other Liabilities —Continued

The changes in accrued product warranty costs (excluding deferred revenue from extended warranty and service contracts described below, as well as supplier recoveries) were as follows (in millions of dollars):

	Nine Months Ended September 30,
	2013	2012
Balance at beginning of period	$3,514	$3,318
Provision for current period warranties	1,264	1,320
Net adjustments to pre-existing warranties	107	(129)
Net warranty settlements	(1,114)	(1,090)
Translation and other adjustments	(32)	38

Balance at end of period	$3,739	$3,457

We recognized recoveries from suppliers related to warranty claims of $20 million and $25 million during the three months ended September 30, 2013 and 2012, respectively, and $71 million and $84 million during the nine months ended September 30, 2013 and 2012, respectively, which are excluded from the change in warranty costs above.

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

The following summarizes the changes in deferred revenue from these contracts (in millions of dollars):

	Nine Months Ended September 30,
	2013	2012
Balance at beginning of period	$1,075	$926
Deferred revenues for current period service contracts	509	453
Earned revenues in current period	(346)	(336)
Refunds of cancelled contracts	(39)	(40)
Translation and other adjustments	8	42

Balance at end of period	$1,207	$1,045

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 9. Financial Liabilities

The components of financial liabilities were as follows (in millions of dollars):

	September 30, 2013
	Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable Within One Year:
	Effective
VEBA Trust Note	11.71%	$224	$221
Tranche B Term Loan	4.81% (1)	30	30
Canadian Health Care Trust Notes:
Tranche A	7.38% (2)	85	86
Tranche B	9.21% (2)	24	24

Total Canadian Health Care Trust Notes		109	110

Mexican development banks credit facility due 2025	9.12% (3)	30	30

	Weighted Average
Other:
Capital lease obligations	10.00%	62	54
Other financial obligations	11.46%	86	81

Total other financial liabilities		148	135

Total financial liabilities payable within one year		$541	$526

	Maturity	Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable After One Year:
		Effective
VEBA Trust Note	7/15/2023	11.71%	$4,491	$3,955
Tranche B Term Loan	5/24/2017	4.81% (1)	2,902	2,847
Secured Senior Notes due 2019	6/15/2019	8.21% (4)	1,500	1,486
Secured Senior Notes due 2021	6/15/2021	8.44% (5)	1,700	1,682
Canadian Health Care Trust Notes:
Tranche A	6/30/2017	7.38% (2)	307	324
Tranche B	6/30/2024	9.21% (2)	415	425
Tranche C	6/30/2024	9.68% (6)	113	97

Total Canadian Health Care Trust Notes			835	846

Mexican development banks credit facilities:
Credit facility due 2021	12/23/2021	7.74% (7)	231	231
Credit facility due 2025	7/19/2025	9.12% (3)	327	327

Total Mexican development banks credit facilities			558	558

		Weighted Average
Other:
Capital lease obligations	2014-2020	11.01%	331	299
Other financial obligations	2015-2024	13.04%	195	180

Total other financial liabilities			526	479

Total financial liabilities payable after one year			12,512	11,853

Total			$13,053	$12,379

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 9. Financial Liabilities  —Continued

	December 31, 2012
	Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable Within One Year:
	Effective
VEBA Trust Note	11.71%	$159	$159
Tranche B Term Loan	6.46% (1)	30	30
Canadian Health Care Trust Notes:
Tranche A	7.98% (2)	79	79
Tranche B	9.21% (2)	23	23

Total Canadian Health Care Trust Notes		102	102

Mexican development banks credit facility due 2025	9.62% (3)	30	30

	Weighted Average
Other:
Capital lease obligations	11.50%	36	27
Other financial obligations	11.09%	115	108

Total other financial liabilities		151	135

Total financial liabilities payable within one year		$472	$456

	Maturity	Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable After One Year:
		Effective
VEBA Trust Note	7/15/2023	11.71%	$4,715	$4,129
Tranche B Term Loan	5/24/2017	6.46% (1)	2,925	2,874
Secured Senior Notes due 2019	6/15/2019	8.21% (4)	1,500	1,484
Secured Senior Notes due 2021	6/15/2021	8.44% (5)	1,700	1,681
Canadian Health Care Trust Notes:
Tranche A	6/30/2017	7.98% (2)	402	426
Tranche B	6/30/2024	9.21% (2)	456	467
Tranche C	6/30/2024	9.68% (6)	109	92

Total Canadian Health Care Trust Notes			967	985

Mexican development banks credit facilities:
Credit facility due 2021	12/23/2021	8.54% (7)	231	231
Credit facility due 2025	7/19/2025	9.62% (3)	350	350

Total Mexican development banks credit facilities			581	581

		Weighted Average
Other:
Capital lease obligations	2014-2020	12.43%	251	214
Other financial obligations	2014-2024	13.43%	218	199

Total other financial liabilities			469	413

Total financial liabilities payable after one year			12,857	12,147

Total			$13,329	$12,603

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 9. Financial Liabilities —Continued

(1)	Loan bears interest at LIBOR (subject to a 1.00 percent floor) + 3.25 percent and LIBOR (subject to a 1.25 percent floor) + 4.75 percent at September 30, 2013 and December 31, 2012, respectively. Commencing in July 2011, interest has been reset every three months. Stated interest rate as of September 30, 2013 and December 31, 2012 was 4.25 percent and 6.00 percent, respectively.
(2)	Notes bear interest at a stated rate of 9.00 percent.
(3)	Represents the stated interest rate. Loan bears interest at the 28 day Interbank Equilibrium Interest Rate (“TIIE”) + 4.80 percent subject to a quarterly reset of TIIE.
(4)	Notes bear interest at a stated rate of 8.00 percent.
(5)	Notes bear interest at a stated rate of 8.25 percent.
(6)	Note bears interest at a stated rate of 7.50 percent.
(7)	Represents the stated interest rate. Loan bears interest at the 28 day TIIE + 3.70 percent subject to a monthly reset of TIIE.

As of September 30, 2013, the carrying amounts of our financial obligations were net of fair value adjustments, discounts, premiums and loan origination fees totaling $674 million related to the following obligations (in millions of dollars):

VEBA Trust Note	$539
Tranche B Term Loan	55
Secured Senior Notes due 2019	14
Secured Senior Notes due 2021	18
Canadian Health Care Trust Notes	(12)
Liabilities for capital lease and other financial obligations	60

Total	$674

As of September 30, 2013, the aggregate annual contractual maturities of our financial liabilities at face value were as follows (in millions of dollars):

Remainder of 2013	$87
2014	494
2015	521
2016	553
2017	3,433
2018 and thereafter	7,965

Total	$13,053

Senior Credit Facilities Amendment

We amended and restated our credit agreement dated as of May 24, 2011 (the “Original Credit Agreement”) among us and the lenders party thereto. The amendments to the Original Credit Agreement were given effect in the amended and restated credit agreement dated as of June 21, 2013 (the “Credit Agreement”).

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

In addition, the amendment reduced the commitment fee payable on the Revolving Facility to 0.50 percent per annum, which may be reduced to 0.375 percent per annum if we achieve a specified consolidated leverage ratio, of the daily average undrawn portion of the Revolving Facility. The commitment fee remains payable quarterly in arrears.

If we voluntarily prepay or re-price all or any portion of the Tranche B Term Loan before the six-month anniversary of the effective date of the amendment, we will be obligated to pay a call premium equal to 1.00 percent of the principal amount prepaid or re-priced.

Certain negative covenants in the Original Credit Agreement were also amended, including limitations on incurrence of indebtedness and certain limitations on restricted payments, which include dividends. Under the Credit Agreement, among other exceptions, the restricted payment capacity was increased to an amount not to exceed 50 percent of our cumulative consolidated net income since January 1, 2012.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 9. Financial Liabilities —Continued

VEBA Trust Note  —Continued

Scheduled VEBA Trust Note payments through 2012 did not fully satisfy the interest accrued at the implied rate of 9.0 percent per annum. In accordance with the agreement, the difference between a scheduled payment and the accrued interest through June 30 of the payment year was capitalized as additional debt on an annual basis. In July 2013, we made a scheduled payment of $600 million, which was composed of $441 million of interest accrued through the payment date and $159 million of interest that was previously capitalized as additional debt. In July 2012, we made a scheduled payment of $400 million and accrued interest of $38 million was capitalized as additional debt.

The payment of capitalized interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statement of Cash Flows.

Refer to our 2012 Form 10-K for additional information related to the VEBA Settlement Agreement and VEBA Trust Note.

Canadian Health Care Trust Notes

On December 31, 2010, Chrysler Canada Inc. (“Chrysler Canada”) issued four unsecured promissory notes to an independent Canadian Health Care Trust (“HCT”), which we collectively refer to as the Canadian HCT Notes. Payments on the Canadian HCT Notes are due on June 30 of each year unless that day is not a business day in Canada, in which case payments are due on the next business day (“Scheduled Payment Date”).

We are not required to make a payment on the HCT Tranche C note until 2020. However, interest accrued at the stated rate of 7.5 percent per annum on the HCT Tranche C note will be capitalized as additional debt on the Scheduled Payment Date through 2019. Additionally, accrued interest in excess of payments on the HCT Tranche A and B notes is capitalized as additional debt on the Scheduled Payment Date. In July 2013 and 2012, $25 million and $74 million, respectively, of accrued interest was capitalized as additional debt.

In July 2013, we made a scheduled payment on the HCT Tranche B note of $66 million, which was composed of $44 million of interest accrued through the payment date and $22 million of interest that was previously capitalized as additional debt.

In January 2013, we made a prepayment on the HCT Tranche A note of the scheduled payment due on July 2, 2013. The amount of the prepayment, determined in accordance with the terms of the HCT Tranche A note, was $117 million and was composed of a $92 million principal payment and interest accrued through January 3, 2013 of $25 million. The $92 million HCT Tranche A note principal payment consisted of $47 million of interest that was previously capitalized as additional debt with the remaining $45 million representing a repayment of the original principal balance.

The payments of capitalized interest are included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statement of Cash Flows.

During the nine months ended September 30, 2012, we made payments of $44 million on the Canadian HCT Notes, which included a $25 million principal payment and $19 million of interest accrued through the payment date.

Refer to our 2012 Form 10-K for further information regarding the Canadian HCT Notes.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 9. Financial Liabilities —Continued

Amounts Available for Borrowing under Credit Facilities

As of September 30, 2013, our $1.3 billion Revolving Facility remains undrawn and the Tranche B Term Loan and Mexican development banks credit facilities remain fully drawn. Our $4.9 billion ($5.0 billion Canadian dollar) Gold Key Lease secured revolving credit facility remains undrawn as of September 30, 2013. However, as we are currently winding down the Gold Key Lease program, no additional funding will be provided.

Refer to our 2012 Form 10-K for additional information regarding the terms of our financing arrangements.

Note 10. Income Taxes

For interim tax reporting, we estimate our annual effective tax rate and apply it to our year to date ordinary income (loss). The tax effect of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates are reported in the interim period in which they occur. There have been no significant changes in our estimates or the provision for income taxes during the nine months ended September 30, 2013.

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

Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. We establish an accrual in connection with pending or threatened litigation if a loss is probable and can be reasonably estimated. Since these accruals represent estimates, it is reasonably possible that the resolution of some of these matters could require us to make payments in excess of the amounts accrued. It is also reasonably possible that the resolution of some of the matters for which accruals could not be made may require us to make payments in an amount or range of amounts that could not be reasonably estimated at September 30, 2013.

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

Restricted Cash

Restricted cash, which includes cash equivalents, was $341 million as of September 30, 2013. Restricted cash included $254 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler AG and $87 million of collateral for other contractual agreements.

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

Suppliers —Continued

providers. Therefore, we are at risk for production delays and losses should any supplier fail to deliver goods and services on time. We continuously work with our suppliers to monitor potential supply constraints and to mitigate the effects of any emerging shortages on our production volumes and revenues. We also maintain insurance coverage for certain losses we might incur due to shortages or other supplier disruptions. During the three and nine months ended September 30, 2012, we recognized insurance recoveries totaling $4 million and $76 million, respectively, related to losses sustained in 2011 due to supply disruptions. These recoveries were recognized as a reduction to Cost of Sales in the accompanying Condensed Consolidated Statements of Income. The proceeds from these recoveries were fully collected as of September 30, 2012. There were no similar insurance recoveries during the nine months ended September 30, 2013.

Employees

In the U.S. and Canada combined, substantially all of our hourly employees and approximately 20 percent of our salaried employees were represented by unions under collective bargaining agreements, which represented approximately 65 percent of our worldwide workforce as of September 30, 2013. The UAW and Unifor (which resulted from the merger of the National Automobile, Aerospace, Transportation and General Workers Union of Canada (“CAW”) and the Communications, Energy and Paperworkers Union of Canada in September 2013) represent substantially all of these represented employees in the U.S. and Canada, respectively.

Other Matters

SCUSA Private-Label Financing Agreement

In February 2013, we entered into a private-label financing agreement with Santander Consumer USA Inc. (“SCUSA”), an affiliate of Banco Santander (the “SCUSA Agreement”). The new financing arrangement launched on May 1, 2013. Under the SCUSA Agreement, SCUSA provides a wide range of wholesale and retail financing services to our dealers and consumers in accordance with its usual and customary lending standards, under the Chrysler Capital brand name. The financing services include credit lines to finance our dealers’ acquisition of vehicles and other products that we sell or distribute, retail loans and leases to finance consumer acquisitions of new and used vehicles at our dealerships, financing for commercial and fleet customers, and ancillary services. In addition, SCUSA will work with dealers to offer them construction loans, real estate loans, working capital loans and revolving lines of credit.

Under the new financing arrangement, SCUSA has agreed to specific transition milestones for the initial year following launch. If the transition milestones are met, or otherwise satisfactory to us, the SCUSA Agreement will have a ten-year term, subject to early termination in certain circumstances, including the failure by a party to comply with certain of its ongoing obligations under the SCUSA Agreement. In accordance with the terms of the agreement, SCUSA provided us an upfront, nonrefundable payment of $150 million in May 2013, which was recognized as deferred revenue and will be amortized over ten years. As of September 30, 2013, $144 million remained in Deferred Revenue in the accompanying Condensed Consolidated Balance Sheets.

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

In accordance with the terms of the Ally Agreement, we remain obligated to repurchase Ally-financed U.S. dealer inventory that was acquired on or before April 30, 2013 upon certain triggering events and with certain exceptions, in the event of an actual or constructive termination of a dealer’s franchise agreement, including in certain circumstances when Ally forecloses on all assets of a dealer securing financing provided by Ally. These obligations exclude vehicles that have been damaged or altered, that are missing equipment or that have excessive mileage or an original invoice date that is more than one year prior to the repurchase date.

As of September 30, 2013, the maximum potential amount of future payments required to be made to Ally under this guarantee was approximately $1.0 billion and was based on the aggregate repurchase value of eligible vehicles financed by Ally in our U.S. dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at September 30, 2013, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 11. Commitments, Contingencies and Concentrations —Continued

Other Matters —Continued

Other Repurchase Obligations —Continued

As of September 30, 2013, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $284 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at September 30, 2013, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.

Note 12. Fair Value Measurements

The following summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions of dollars):

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$10,581	$910	$—	$11,491
Restricted cash	341	—	—	341
Derivatives:
Currency forwards and swaps	—	100	—	100
Commodity swaps	—	4	9	13

Total	$10,922	$1,014	$9	$11,945

Liabilities:
Derivatives:
Currency forwards and swaps	$—	$3	$—	$3
Commodity swaps	—	13	2	15

Total	$—	$16	$2	$18

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

During the nine months ended September 30, 2013, there were no transfers between Level 1 and Level 2 or into or out of Level 3.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 12. Fair Value Measurements —Continued

The following summarizes the changes in Level 3 items measured at fair value on a recurring basis (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Derivatives Assets (Liabilities):
Balance at beginning of the period	$(5)	$(30)	$9	$(35)
Total realized and unrealized gains (losses):
Included in Net Income (Loss) (1)	—	(10)	4	(21)
Included in Other Comprehensive Income (Loss) (2)	15	30	2	27
Settlements (3)	(3)	8	(8)	27
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Fair value at end of the period	$7	$(2)	$7	$(2)

Changes in unrealized losses relating to instruments held at end of period (1)	$—	$—	$—	$—

(1)	The related realized and unrealized gains (losses) are recognized in Cost of Sales in the accompanying Condensed Consolidated Statements of Income.
(2)	The related realized and unrealized losses are recognized in Other Comprehensive Income (Loss) in the accompanying Condensed Consolidated Statements of Comprehensive Income.
(3)	There were no purchases, issuances or sales during the three and nine months ended September 30, 2013 and 2012.

The following summarizes the unobservable inputs related to Level 3 items measured at fair value on a recurring basis as of September 30, 2013:

	Net Asset (in millions of dollars)	Valuation Technique	Unobservable Input	Range	Unit of Measure
Commodity swaps	$7	Discounted	Platinum forward points	$0.37 —$7.58	Per troy ounce
		cash flow	Palladium forward points	$0.19 —$4.05	Per troy ounce
			Natural gas forward points	$0.76 —$1.25	Per giga-joule

The forward points that were used in the valuation of platinum, palladium and certain natural gas contracts were deemed unobservable. Significant increases or decreases in any of the unobservable inputs in isolation would not significantly impact our fair value measurements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 12. Fair Value Measurements —Continued

The carrying amounts and estimated fair values of our financial instruments were as follows (in millions of dollars):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$11,491	$11,491	$11,614	$11,614
Restricted cash	341	341	371	371
Financial liabilities (1)	12,379	13,416	12,603	13,643
Derivatives:
Included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets	113	113	36	36
Included in Accrued Expenses and Other Liabilities	18	18	55	55

(1)	As of September 30, 2013, the fair value of financial liabilities includes $6.5 billion and $6.9 billion measured utilizing Level 2 and Level 3 inputs, respectively. As of December 31, 2012, the fair value of financial liabilities includes $6.5 billion and $7.1 billion measured utilizing Level 2 and Level 3 inputs, respectively.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 13. Derivative Financial Instruments and Risk Management

All derivative instruments are recognized in the accompanying Condensed Consolidated Balance Sheets at fair value. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. The fair values of our derivative financial instruments are based on pricing models or formulas using current estimated cash flow and discount rate assumptions. We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. The adjustment is estimated based on the net exposure by counterparty. We use an estimate of the counterparty’s non-performance risk when we are in a net asset position and an estimate of our own non-performance risk when we are in a net liability position. As of September 30, 2013 and December 31, 2012, the adjustment for non-performance risk did not materially impact the fair value of derivative instruments.

The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single–A or better. The aggregate fair value of derivative instruments in asset positions as of September 30, 2013 and December 31, 2012 was approximately $113 million and $36 million, respectively, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss that we would recognize if all counterparties failed to perform as contracted, could be significantly lower.

The terms of the agreements with our counterparties for foreign currency exchange and commodity hedge contracts require us to post collateral when derivative instruments are in a liability position, subject to posting thresholds. In addition, these agreements contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding net asset or liability positions. These cross-default provisions could be triggered if there was a non-performance event under certain debt obligations. The fair values of the related gross liability positions as of September 30, 2013 and December 31, 2012, which represent our maximum potential exposure, were $18 million and $55 million, respectively. As of December 31, 2012, we posted $24 million as collateral for foreign currency exchange and commodity hedge contracts. The cash collateral is included in Restricted Cash in the accompanying Condensed Consolidated Balance Sheets. Per the terms of our agreements, no collateral was required to be posted as of September 30, 2013.

The following presents the gross and net amounts of our derivative assets and liabilities after giving consideration to the terms of the master netting arrangements with our counterparties (in millions of dollars):

	September 30, 2013		December 31, 2012
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amounts recognized in the Condensed Consolidated Balance Sheets	$113	$18	$36	$55
Gross amounts not offset in the Condensed Consolidated Balance Sheets that are eligible for offsetting
Derivatives	(17)	(17)	(24)	(24)
Cash collateral pledged	—	—	—	(24)

Net Amount	$96	$1	$12	$7

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

Changes in the fair value of designated derivatives that are highly effective as cash flow hedges are recorded in AOCI, net of estimated income taxes. These changes in the fair value are then released into earnings contemporaneously with the earnings effects of the hedged items. Cash flows associated with cash flow hedges are reported in Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows. The ineffective portions of the fair value changes are recognized in the results of operations immediately. The amount of ineffectiveness recorded for the three and nine months ended September 30, 2013 and 2012 was immaterial. Our cash flow hedges mature within 18 months.

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

The following summarizes the fair values of derivative instruments designated as cash flow hedges which were outstanding (in millions of dollars):

	September 30, 2013
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$3,138	$91	$(3)
Commodity swaps	193	9	(3)

Total	$3,331	$100	$(6)

	December 31, 2012
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$3,369	$4	$(43)
Commodity swaps	223	13	(8)

Total	$3,592	$17	$(51)

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

The following summarizes the gains (losses) recorded in other comprehensive income (loss) and reclassified from AOCI to income (in millions of dollars):

	Three Months Ended September 30, 2013
	AOCI as of July 1, 2013	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of September 30, 2013
Currency forwards and swaps	$159	$(49)	$6	$104
Commodity swaps	(5)	16	1	10

Total	$154	$(33)	$7	$114

	Three Months Ended September 30, 2012
	AOCI as of July 1, 2012	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of September 30, 2012
Currency forwards and swaps	$39	$(108)	$(10)	$(59)
Commodity swaps	(48)	23	(11)	(14)

Total	$(9)	$(85)	$(21)	$(73)

	Nine Months Ended September 30, 2013
	AOCI as of January 1, 2013	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of September 30, 2013
Currency forwards and swaps	$(40)	$175	$31	$104
Commodity swaps	4	6	—	10

Total	$(36)	$181	$31	$114

	Nine Months Ended September 30, 2012
	AOCI as of January 1, 2012	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of September 30, 2012
Currency forwards and swaps	$57	$(113)	$3	$(59)
Commodity swaps	(51)	4	(33)	(14)

Total	$6	$(109)	$(30)	$(73)

We expect to reclassify existing net gains of $100 million from AOCI to income within the next 12 months.

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

The following summarizes the fair values of derivative instruments not designated as hedges (in millions of dollars):

	September 30, 2013
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$184	$9	$—
Commodity swaps	400	4	(12)

Total	$584	$13	$(12)

	December 31, 2012
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$324	$2	$(1)
Commodity swaps	399	17	(3)

Total	$723	$19	$(4)

(1)	The related derivative instruments are recognized in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets in the accompanying Condensed Consolidated Balance Sheets.
(2)	The related derivative instruments are recognized in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets.

The following summarizes the effect of derivative instruments not designated as hedges in the respective financial statement captions of the accompanying Condensed Consolidated Statements of Income (in millions of dollars):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial Statement Caption	2013 Gain (Loss)	2012 Gain (Loss)	2013 Gain (Loss)	2012 Gain (Loss)
Currency forwards and swaps	Revenues, Net	$1	$(7)	$30	$(12)
Commodity swaps	Cost of Sales	13	34	(50)	15

	Total	$14	$27	$(20)	$3

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 14. Employee Retirement and Other Benefits

We sponsor both noncontributory and contributory defined benefit pension plans. The majority of the plans are funded plans. The noncontributory pension plans cover certain of our hourly and salaried employees. Benefits are based on a fixed rate for each year of service. Additionally, contributory benefits are provided to certain of our salaried employees under the salaried employees’ retirement plans. These plans provide benefits based on the employee’s cumulative contributions, years of service during which the employee contributions were made and the employee’s average salary during the five consecutive years in which the employee’s salary was highest in the 15 years preceding retirement.

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

The following summarizes the effects of the interim remeasurement, curtailment gain and plan amendments as a result of the changes to the plans recognized during the nine months ended September 30, 2013 (in millions of dollars):

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 14. Employee Retirement and Other Benefits —Continued

Benefits Expense

The components of pension and other postretirement benefits (“OPEB”) expense (income) were as follows (in millions of dollars):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Pension Benefits	OPEB	Pension Benefits	OPEB	Pension Benefits	OPEB	Pension Benefits	OPEB
Service cost	$93	$8	$81	$7	$273	$23	$236	$19
Interest cost	337	30	382	35	1,007	90	1,135	101
Expected return on plan assets	(450)	—	(453)	—	(1,378)	—	(1,362)	—
Recognition of net actuarial losses	69	11	36	9	208	35	75	19
Amortization of prior service cost (credit)	3	(10)	—	(11)	4	(31)	—	(31)
Other	2	—	—	1	4	—	—	—

Net periodic benefit costs	54	39	46	41	118	117	84	108
Special early retirement cost	—	—	—	—	—	—	1	—

Total benefits expense	$54	$39	$46	$41	$118	$117	$85	$108

Contributions and Payments

During the nine months ended September 30, 2013, employer contributions to our funded pension plans amounted to $532 million. Employer contributions to our U.S. funded pension plans are expected to be approximately $20 million for the remainder of 2013, of which $19 million are discretionary contributions and $1 million are mandatory contributions to satisfy minimum funding requirements. During the nine months ended September 30, 2013, employer contributions to our unfunded pension and OPEB plans amounted to $29 million and $130 million, respectively. Employer contributions to our unfunded pension and OPEB plans for the remainder of 2013 are expected to be $17 million and $52 million, respectively, which represent the expected benefit payments to participants.

Note 15. Other Transactions with Related Parties

We engage in transactions with unconsolidated subsidiaries, associated companies and other related parties on commercial terms that are normal in the respective markets, considering the characteristics of the goods or services involved.

VEBA Trust

As of September 30, 2013, the VEBA Trust had a 41.5 percent ownership interest in the Company. Interest expense on the VEBA Trust Note totaled $107 million and $111 million for the three months ended September 30, 2013 and 2012, respectively, and $326 million and $329 million for the nine months ended September 30, 2013 and 2012, respectively.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 15. Other Transactions with Related Parties —Continued

Fiat

Ownership Interest

As of September 30, 2013, Fiat had a 58.5 percent ownership interest in the Company. Prior to that date, Fiat exercised its call option right to acquire three tranches of our Class A Membership Interests from the VEBA Trust, each of which represents approximately 3.3 percent of the Company’s outstanding equity. Interpretation of the call option agreement is currently the subject of a proceeding in the Delaware Chancery Court (the “Chancery Court”) filed by Fiat in respect of the first exercise of the option in July 2012. On July 30, 2013, the Chancery Court granted Fiat’s motion for a judgment on the pleadings with respect to two issues in dispute. The Chancery Court also denied, in its entirety, the VEBA Trust’s cross-motion for judgment on the pleadings. Other disputed items remain open, as the Chancery Court ordered additional discovery on these issues. The parties have agreed to complete discovery in this matter in the spring of 2014 and to a trial date in the fall of 2014. In the event that these transactions are completed as contemplated, Fiat will own 68.5 percent of the ownership interests in Chrysler Group and the VEBA Trust will own the remaining 31.5 percent.

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

As part of our industrial alliance, we manufacture certain Fiat vehicles in Mexico, which are distributed throughout North America and sold to Fiat for distribution elsewhere in the world. In addition, Fiat manufactures certain Fiat brand vehicles for us, which we distribute in select markets. We are the exclusive distributor of Fiat brand vehicles and service parts throughout North America. We have also taken on the distribution of Fiat vehicles outside North America in those regions where our dealer networks are better established. Fiat is the general distributor of our vehicles and service parts in Europe and certain other markets outside of North America, where their dealer networks are better established.

In addition, as part of the alliance, we have agreed to share access to certain platforms, vehicles, products and technology. We have also agreed to share costs with Fiat related to joint engineering and development activities and will reimburse each other based upon costs agreed to under the respective cost sharing arrangements. We have also entered into other transactions with Fiat for the purchase and supply of goods and services, including transactions in the ordinary course of business. We are obligated to make royalty payments to Fiat related to certain of the intellectual property that was contributed to us by Fiat. These royalty payments are calculated based on a percentage of the material cost of the vehicle, or portion of the vehicle or component, in which we utilize the Fiat intellectual property.

In May 2012, and pursuant to a 2011 definitive technology license agreement with Fiat, we recorded a $37 million license fee for the use of intellectual property in the production of two vehicles. Production of one of the vehicles began during the three months ended March 31, 2013 and production of the second vehicle began during

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 15. Other Transactions with Related Parties —Continued

Fiat —Continued

Industrial Alliance and Other Transactions —Continued

the three months ended September 30, 2013. We began amortizing the applicable portion of the seven year license fee when production launched for each of the vehicles. As of September 30, 2013, $35 million remained in Deferred Revenue in the accompanying Condensed Consolidated Balance Sheets.

In May 2013, we entered into a $120 million six-year capital lease with Fiat related to equipment and tooling used in the production of a vehicle.

Industrial Alliance and Other Transactions

The following summarizes our transactions with Fiat (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales of vehicles, parts and services provided to Fiat	$605	$340	$1,603	$2,256
Purchases of vehicles, parts and services from Fiat	711	347	1,730	1,003
Amounts capitalized in Property, Plant and Equipment, Net and Other Intangible Assets, Net	53	87	194	199
Reimbursements to Fiat recognized (1)	23	6	75	16
Reimbursements from Fiat recognized (1)	12	10	26	38
Royalty income from Fiat	2	—	6	—
Royalty fees incurred for intellectual property contributed by Fiat	—	—	1	1
Interest income on financial resources provided to Fiat	—	1	1	2
Interest expense on financial resources provided by Fiat	3	—	6	2

(1)	Includes reimbursements recognized for costs related to shared engineering and development activities performed under the product and platform sharing arrangements that are part of our industrial alliance.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 15. Other Transactions with Related Parties —Continued

Related Party Summary

Amounts due from and to related parties were as follows (in millions of dollars):

	September 30, 2013
	VEBA Trust	Fiat	Other	Total
Amounts due from related parties (included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets)	$—	$680	$5	$685

Amounts due to related parties (included in Accrued Expenses and Other Liabilities)	$107	$797	$2	$906
Financial liabilities to related parties (included in Financial Liabilities)	4,176 (1)	132	5	4,313

Total due to related parties	$4,283	$929	$7	$5,219

	December 31, 2012
	VEBA Trust	Fiat	Other	Total
Amounts due from related parties (included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets)	$—	$500	$15	$515

Amounts due to related parties (included in Accrued Expenses and Other Liabilities)	$222	$558	$4	$784
Financial liabilities to related parties (included in Financial Liabilities)	4,288 (1)	—	5	4,293

Total due to related parties	$4,510	$558	$9	$5,077

(1)	Amounts are net of discounts of $539 million and $586 million as of September 30, 2013 and December 31, 2012, respectively. Refer to Note 9, Financial Liabilities, for additional information.

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

There were no restructuring charges recorded during the three and nine months ended September 30, 2013, and the three months ended September 30, 2012. For the nine months ended September 30, 2012, we recorded charges, net of discounting, of $1 million related to costs associated with employee relocations for previously announced restructuring initiatives.

We made refinements to existing reserve estimates resulting in net reductions of $1 million and $6 million for the three months ended September 30, 2013 and 2012, respectively, and $12 million and $55 million for the nine months ended September 30, 2013 and 2012, respectively. During the three and nine months ended September 30, 2013 and 2012, the adjustments related to decreases in the expected workforce reduction costs and legal claim reserves as a result of management’s adequacy reviews. These reviews took into consideration the status of the restructuring actions and the estimated costs to complete the actions. In addition, during the nine months ended September 30, 2012, the adjustments included a reduction in other transition costs of $5 million resulting from the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization. These refinements were as a result of management’s adequacy reviews.

The restructuring charges and reserve adjustments are included in Restructuring Income, Net in the accompanying Condensed Consolidated Statements of Income and would have otherwise been reflected in Cost of Sales.

Additional charges of $2 million related to employee relocations are expected to be recognized during the remainder of 2013 and 2014. We anticipate that the total costs we will incur related to these restructuring activities, including the initial assumption of the $554 million obligation from Old Carco, as well as additional charges and refinements made to the estimates, will be $527 million, including $355 million related to employee workforce reduction costs and $172 million of other costs. We expect to make total future payments of $59 million.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 16. Restructuring Actions —Continued

Restructuring reserves are included in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets. The following summarizes the restructuring reserves activity (in millions of dollars):

	Nine Months Ended September 30,
	2013			2012
	Workforce Reductions	Other	Total	Workforce Reductions	Other	Total
Balance at beginning of period	$20	$49	$69	$29	$121	$150
Charges	—	—	—	1	—	1
Adjustments to reserve estimates	(7)	(5)	(12)	(4)	(46)	(50)
Payments	—	(1)	(1)	(6)	(16)	(22)
Other, including currency translation	—	1	1	—	(4)	(4)

Balance at end of period	$13	$44	$57	$20	$55	$75

Note 17. Venezuelan Currency Regulations and Devaluation

The functional currency of Chrysler de Venezuela LLC (“CdV”), our 100 percent owned subsidiary in Venezuela, is the U.S. Dollar (“USD”). Pursuant to certain Venezuelan foreign currency exchange control regulations, the Central Bank of Venezuela centralizes all foreign currency transactions in the country. Under these regulations, the purchase and sale of foreign currency must be made through the Commission for the Administration of Foreign Exchange (“CADIVI”).

On February 8, 2013, the Venezuelan government announced a devaluation of the official exchange rate of the Venezuelan bolivar (“VEF”) relative to the USD from 4.30 VEF per USD to 6.30 VEF per USD, effective February 13, 2013. As a result of this devaluation, we recognized a $78 million foreign currency translation loss as a reduction to Revenues, Net in the accompanying Condensed Consolidated Statements of Income during the three months ended March 31, 2013. Subsequent to the devaluation, certain monetary liabilities, which had been submitted to the CADIVI for payment approval through the ordinary course of business prior to the devaluation date, were approved to be paid at an exchange rate of 4.30 VEF per USD. As a result, during the three and nine months ended September 30, 2013, we recognized foreign currency transaction gains in Revenues, Net of $5 million and $21 million, respectively, due to these monetary liabilities being previously remeasured at the 6.30 VEF per USD at the devaluation date. No other events occurred during 2013 that resulted in changes to the VEF to USD official exchange rate.

As of September 30, 2013 and December 31, 2012, the net monetary assets of CdV denominated in VEF were 1,913 million ($304 million at 6.30 VEF per USD) and 1,138 million ($265 million at 4.30 VEF per USD), respectively, which included cash and cash equivalents denominated in VEF of 2,140 million ($340 million at 6.30 VEF per USD) and 1,476 million ($343 million at 4.30 VEF per USD), respectively.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 18. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements

Chrysler Group LLC (“Parent”), CG Co-Issuer Inc. (“CG Co-Issuer”), our 100 percent owned special purpose finance subsidiary, and certain of our 100 percent owned U.S. subsidiaries (the “Guarantors”) fully and unconditionally guarantee the Secured Senior Notes due 2019 and Secured Senior Notes due 2021 (the “Notes”) on a joint and several basis. CG Co-Issuer does not have any operations, assets, liabilities (other than the Notes) or revenues. CG Co-Issuer and each of the Guarantors also guarantee the Senior Credit Facilities.

In April 2013, a 100 percent owned U.S. subsidiary of the Company became a guarantor to the Notes and Senior Credit Facilities as its total assets exceeded the de minimis subsidiary threshold defined in our Credit Agreement. The following supplemental parent and guarantor condensed consolidating financial statements reflect the addition of the new guarantor. The prior period financial information has been reclassified to conform to the current period presentation. The term “Guarantors” hereinafter includes this new guarantor.

The following condensed consolidating financial statements present financial data for (i) the Parent; (ii) the combined Guarantors; (iii) the combined Non-Guarantors (all subsidiaries that are not Guarantors (“Non-Guarantors”)); (iv) consolidating adjustments to arrive at the information for the Parent, Guarantors and Non-Guarantors on a consolidated basis and (v) the consolidated financial results for Chrysler Group.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 18. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Statements of Comprehensive Income (in millions of dollars):

	Three Months Ended September 30, 2013
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$18,062	$2,477	$9,923	$(12,898)	$17,564
Cost of sales	15,976	2,410	9,393	(12,898)	14,881

GROSS MARGIN	2,086	67	530	—	2,683
Selling, administrative and other expenses	1,005	44	195	10	1,254
Research and development expenses, net	560	—	13	—	573
Restructuring expenses (income), net	—	(1)	—	—	(1)
Interest expense	228	4	37	(13)	256
Interest income	(6)	(1)	(6)	4	(9)

INCOME (LOSS) BEFORE INCOME TAXES	299	21	291	(1)	610
Income tax expense (benefit)	2	—	144	—	146
Equity in net (income) loss of subsidiaries	(167)	(11)	—	178	—

NET INCOME (LOSS)	464	32	147	(179)	464
Other comprehensive income (loss)	40	—	30	(30)	40

TOTAL COMPREHENSIVE INCOME (LOSS)	$504	$32	$177	$(209)	$504

	Three Months Ended September 30, 2012
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$16,058	$1,659	$8,850	$(11,089)	$15,478
Cost of sales	14,051	1,592	8,375	(11,102)	12,916

GROSS MARGIN	2,007	67	475	13	2,562
Selling, administrative and other expenses	1,058	51	210	11	1,330
Research and development expenses, net	529	1	10	—	540
Restructuring expenses (income), net	—	(6)	—	—	(6)
Interest expense	244	4	36	(11)	273
Interest income	(4)	(1)	(7)	—	(12)

INCOME (LOSS) BEFORE INCOME TAXES	180	18	226	13	437
Income tax expense (benefit)	7	—	49	—	56
Equity in net (income) loss of subsidiaries	(208)	(7)	—	215	—

NET INCOME (LOSS)	381	25	177	(202)	381
Other comprehensive income (loss)	(75)	—	(8)	8	(75)

TOTAL COMPREHENSIVE INCOME (LOSS)	$306	$25	$169	$(194)	$306

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 18. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Statements of Comprehensive Income (in millions of dollars) —Continued

	Nine Months Ended September 30, 2013
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$52,944	$6,697	$29,637	$(38,335)	$50,943
Cost of sales	46,924	6,593	28,156	(38,328)	43,345

GROSS MARGIN	6,020	104	1,481	(7)	7,598
Selling, administrative and other expenses	2,946	112	547	156	3,761
Research and development expenses, net	1,670	—	49	—	1,719
Restructuring expenses (income), net	—	(11)	(1)	—	(12)
Interest expense	709	10	104	(39)	784
Interest income	(19)	(2)	(18)	10	(29)
Loss on extinguishment of debt	23	—	—	—	23

INCOME (LOSS) BEFORE INCOME TAXES	691	(5)	800	(134)	1,352
Income tax expense (benefit)	4	—	217	(6)	215
Equity in net (income) loss of subsidiaries	(450)	(17)	—	467	—

NET INCOME (LOSS)	1,137	12	583	(595)	1,137
Other comprehensive income (loss)	1,196	—	69	(69)	1,196

TOTAL COMPREHENSIVE INCOME (LOSS)	$2,333	$12	$652	$(664)	$2,333

	Nine Months Ended September 30, 2012
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$50,867	$6,440	$28,130	$(36,805)	$48,632
Cost of sales	44,557	6,391	26,766	(36,755)	40,959

GROSS MARGIN	6,310	49	1,364	(50)	7,673
Selling, administrative and other expenses	3,004	154	518	99	3,775
Research and development expenses, net	1,645	2	27	—	1,674
Restructuring expenses (income), net	(1)	(52)	(1)	—	(54)
Interest expense	742	10	110	(34)	828
Interest income	(13)	(1)	(20)	—	(34)

INCOME (LOSS) BEFORE INCOME TAXES	933	(64)	730	(115)	1,484
Income tax expense (benefit)	14	—	181	(1)	194
Equity in net (income) loss of subsidiaries	(371)	(18)	—	389	—

NET INCOME (LOSS)	1,290	(46)	549	(503)	1,290
Other comprehensive income (loss)	(72)	—	—	—	(72)

TOTAL COMPREHENSIVE INCOME (LOSS)	$1,218	$(46)	$549	$(503)	$1,218

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 18. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Balance Sheets (in millions of dollars):

	September 30, 2013
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$9,072	$120	$2,299	$—	$11,491
Restricted cash	10	—	7	—	17
Trade receivables, net	840	266	390	—	1,496
Inventories	3,870	164	2,853	(226)	6,661
Prepaid expenses and other assets
Due from subsidiaries	—	—	777	(777)	—
Other	408	585	641	—	1,634
Deferred taxes	—	1	12	—	13

TOTAL CURRENT ASSETS	14,200	1,136	6,979	(1,003)	21,312
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	11,363	572	4,150	(129)	15,956
Equipment and other assets on operating leases, net	828	274	437	(37)	1,502

TOTAL PROPERTY AND EQUIPMENT	12,191	846	4,587	(166)	17,458
OTHER ASSETS:
Advances to related parties and other financial assets
Due from subsidiaries	1,207	—	109	(1,316)	—
Other	33	—	3	—	36
Investment in subsidiaries	2,988	144	—	(3,132)	—
Restricted cash	310	—	14	—	324
Goodwill	1,361	—	—	—	1,361
Other intangible assets, net	3,269	24	1,022	(947)	3,368
Prepaid expenses and other assets	276	13	121	—	410
Deferred taxes	—	—	21	—	21

TOTAL OTHER ASSETS	9,444	181	1,290	(5,395)	5,520

TOTAL ASSETS	$35,835	$2,163	$12,856	$(6,564)	$44,290

CURRENT LIABILITIES:
Trade liabilities	$8,150	$208	$2,892	$—	$11,250
Accrued expenses and other liabilities
Due to subsidiaries	1,855	127	—	(1,982)	—
Other	6,144	64	2,914	—	9,122
Current maturities of financial liabilities
Due to subsidiaries	8	—	65	(73)	—
Other	343	—	183	—	526
Deferred revenue	1,109	61	114	(16)	1,268
Deferred taxes	—	—	96	—	96

TOTAL CURRENT LIABILITIES	17,609	460	6,264	(2,071)	22,262
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	11,954	200	1,842	—	13,996
Financial liabilities
Due to subsidiaries	—	331	—	(331)	—
Other	10,436	—	1,417	—	11,853
Deferred revenue	732	129	212	—	1,073
Deferred taxes	43	—	2	—	45

TOTAL LONG-TERM LIABILITIES	23,165	660	3,473	(331)	26,967
MEMBERS’ INTEREST (DEFICIT):
Membership interests	—	—	409	(409)	—
Contributed capital	2,634	1,660	1,914	(3,574)	2,634
Accumulated (losses) income	(1,449)	(617)	1,797	(1,180)	(1,449)
Accumulated other comprehensive loss	(6,124)	—	(1,001)	1,001	(6,124)

TOTAL MEMBERS’ INTEREST (DEFICIT)	(4,939)	1,043	3,119	(4,162)	(4,939)

TOTAL LIABILITIES AND MEMBERS’ INTEREST (DEFICIT)	$35,835	$2,163	$12,856	$(6,564)	$44,290

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 18. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Statements of Cash Flows (in millions of dollars):

	Nine Months Ended September 30, 2013
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$2,324	$31	$589	$(334)	$2,610

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(2,027)	(49)	(360)	—	(2,436)
Proceeds from disposals of property, plant and equipment	5	—	4	—	9
Purchases of equipment and other assets on operating leases	—	(17)	—	—	(17)
Proceeds from disposals of equipment and other assets on operating leases	—	2	1	—	3
Change in restricted cash	37	—	(7)	—	30
Other	(2)	—	(3)	3	(2)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,987)	(64)	(365)	3	(2,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Canadian Health Care Trust Note	—	—	(45)	—	(45)
Repayments of Auburn Hills Headquarters loan	—	—	(37)	—	(37)
Repayments of Mexican development banks credit facility	—	—	(23)	—	(23)
Repayments of Tranche B Term Loan	(23)	—	—	—	(23)
Repayment of Tranche B Term Loan in connection with amendment	(760)	—	—	—	(760)
Proceeds from Tranche B Term Loan in connection with amendment	760	—	—	—	760
Debt issuance costs	(27)	—	—	—	(27)
Net proceeds from other financial obligations —related party	(7)	—	14	—	7
Net repayments of other financial obligations —third party	(63)	—	3	—	(60)
Distribution for state tax withholding obligations on behalf of members	(15)	—	—	—	(15)
Dividends issued to subsidiaries	—	(6)	(123)	129	—
Net increase (decrease) in loans to subsidiaries	(240)	32	3	205	—
Other	—	—	3	(3)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(375)	26	(205)	331	(223)

Effect of exchange rate changes on cash and cash equivalents	—	—	(97)	—	(97)

Net change in cash and cash equivalents	(38)	(7)	(78)	—	(123)
Cash and cash equivalents at beginning of period	9,110	127	2,377	—	11,614

Cash and cash equivalents at end of period	$9,072	$120	$2,299	$—	$11,491

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Note 18. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Statements of Cash Flows (in millions of dollars) —Continued

	Nine Months Ended September 30, 2012
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$4,635	$(115)	$1,151	$(194)	$5,477

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(2,317)	(23)	(718)	—	(3,058)
Proceeds from disposals of property, plant and equipment	6	—	2	—	8
Purchases of equipment and other assets on operating leases	—	(7)	—	—	(7)
Proceeds from disposals of equipment and other assets on operating leases	—	18	65	—	83
Change in restricted cash	39	—	1	—	40
Change in loans and notes receivables	1	—	—	—	1
Other	(1)	—	—	—	(1)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,272)	(12)	(650)	—	(2,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Canadian Health Care Trust Note	—	—	(25)	—	(25)
Repayments of Auburn Hills Headquarters loan	—	—	(37)	—	(37)
Repayment of Mexican development banks credit facility	—	—	(7)	—	(7)
Repayments of Tranche B Term Loan	(23)	—	—	—	(23)
Repayments of Gold Key Lease financing	—	—	(41)	—	(41)
Net repayments of other financial obligations —third party	(53)	—	(10)	—	(63)
Distribution for state tax withholding obligations on behalf of members	(4)	—	—	—	(4)
Dividends issued to subsidiaries	—	(10)	(41)	51	—
Net increase (decrease) in loans to subsidiaries	(81)	46	(108)	143	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(161)	36	(269)	194	(200)

Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3

Net change in cash and cash equivalents	2,202	(91)	235	—	2,346
Cash and cash equivalents at beginning of period	7,405	323	1,873	—	9,601

Cash and cash equivalents at end of period	$9,607	$232	$2,108	$—	$11,947

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

Selected Financial and Other Data

The following sets forth selected financial and other data for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	Percentage of Revenues	2012	Percentage of Revenues	2013	Percentage of Revenues	2012	Percentage of Revenues
				(in millions	of dollars)
Condensed Consolidated Statements of Income Data:
Revenues, net	$17,564	100.0%	$15,478	100.0%	$50,943	100.0%	$48,632	100.0%
Gross margin	2,683	15.3%	2,562	16.6%	7,598	14.9%	7,673	15.8%
Selling, administrative and other expenses	1,254	7.1%	1,330	8.6%	3,761	7.4%	3,775	7.8%
Research and development expenses, net	573	3.3%	540	3.5%	1,719	3.4%	1,674	3.4%
Loss on extinguishment of debt	—	—	—	—	23	—	—	—
Interest expense	256	1.5%	273	1.8%	784	1.5%	828	1.7%
Net income	464	2.6%	381	2.5%	1,137	2.2%	1,290	2.7%

	September 30, 2013	December 31, 2012
	(in millions	of dollars)
Condensed Consolidated Balance Sheets Data:
Cash and cash equivalents	$11,491	$11,614
Restricted cash	341	371
Total assets	44,290	40,971
Current maturities of financial liabilities	526	456
Long-term financial liabilities	11,853	12,147
Members’ deficit	(4,939)	(7,259)

	Nine Months Ended September 30,
	2013	2012
	(in millions	of dollars)
Condensed Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in):
Operating activities	$2,610	$5,477
Investing activities	(2,413)	(2,934)
Financing activities	(223)	(200)

Other Financial Information:
Depreciation and amortization expense	$2,147	$2,034
Capital expenditures (1)	2,436	3,058

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Other Statistical Information:
Worldwide factory shipments (in thousands) (2) (5)	593	559	1,827	1,796
Net worldwide factory shipments (in thousands) (3) (5)	598	565	1,806	1,809
Worldwide vehicle sales (in thousands) (4) (5)	603	556	1,809	1,661
U.S. dealer inventory at period end (in thousands)			387	369
Number of employees at period end			72,569	62,881

(1)	Capital expenditures represents the purchase of property, plant and equipment and intangible assets.
(2)	Represents our vehicle sales to dealers, distributors and contract manufacturing customers. For additional information refer to —Results of Operations —Worldwide Factory Shipments.
(3)	Represents our vehicle sales to dealers, distributors and contract manufacturing customers adjusted for Guaranteed Depreciation Program vehicle shipments and auctions. For additional information refer to —Results of Operations —Worldwide Factory Shipments.
(4)	Represents sales of our vehicles, which include vehicles manufactured by Fiat for us, from dealers and distributors to retail customers and fleet customers. Fleet customers include rental car companies, commercial fleet consumers, leasing companies and government entities. Certain fleet sales that are accounted for as operating leases are included in vehicle sales. Beginning January 1, 2013, Chrysler Group vehicle sales in Mexico include Fiat-manufactured Fiat and Alfa Romeo vehicles. Prior to January 1, 2013, these vehicle sales were reported by Fiat. For additional information refer to —Results of Operations —Vehicle Sales.
(5)	Vehicles manufactured by Chrysler Group for other companies, including Fiat, are included in our worldwide factory shipments and net worldwide factory shipments, however, they are excluded from our worldwide vehicles sales.

Overview of our Operations

Chrysler Group was formed on April 28, 2009 as a Delaware limited liability company. Our current members are Fiat, which holds a 58.5 percent ownership interest in us, and the UAW Retiree Medical Benefits Trust, or the VEBA Trust, which holds the remaining ownership interest in us.

We design, engineer, manufacture, distribute and sell vehicles under the brand names Chrysler, Jeep, Dodge and Ram. As part of our industrial alliance with Fiat, we also manufacture certain Fiat vehicles in Mexico, which are distributed throughout North America and sold to Fiat for distribution elsewhere in the world. We generate revenues, income and cash primarily from our sales of all of these vehicles, as well as automotive service parts and accessories under the Mopar brand name, to dealers and distributors for sale to retail customers and fleet customers, which include rental car companies, commercial fleet customers, leasing companies and government entities. Our product lineup includes passenger cars, utility vehicles (which include sport utility vehicles, or SUVs, and crossover vehicles), minivans, trucks and commercial vans. The majority of our operations, employees, independent dealers and sales are in North America, primarily in the U.S. Approximately 10 percent of our vehicle sales during both 2012 and the nine months ended September 30, 2013 were outside North America, principally in Asia Pacific, South America and Europe. Vehicle, service parts and accessories sales outside North America are primarily through our 100 percent owned, affiliated or independent distributors and dealers. Fiat is the general distributor of our vehicles and service parts in Europe and certain other markets outside of North America, selling our products through a network of dealers. We are the general distributor for Fiat vehicles in select markets outside of Europe. In addition, as part of our industrial alliance, Fiat manufactures certain Fiat brand vehicles for us, which we sell in select markets.

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

Fiat Ownership Interest

Fiat exercised its call option right to acquire three tranches of our Class A Membership Interests from the VEBA Trust, each of which represents approximately 3.3 percent of the Company’s outstanding equity. Interpretation of the call option agreement is currently the subject of a proceeding in the Delaware Chancery Court, or the Chancery Court, filed by Fiat in respect of the first exercise of the option in July 2012. On July 30, 2013, the Chancery Court granted Fiat’s motion for a judgment on the pleadings with respect to two issues in dispute. The Chancery Court also denied, in its entirety, the VEBA Trust’s cross-motion for judgment on the pleadings. Other disputed items remain open, as the Chancery Court ordered additional discovery on these issues. The parties have agreed to complete discovery in this matter in the spring of 2014 and to a trial date in the fall of 2014. In the event that these transactions are completed as contemplated, Fiat will own 68.5 percent of the ownership interests in Chrysler Group and the VEBA Trust will own the remaining 31.5 percent.

In January 2013, the 200,000 Class B Membership Interests held by Fiat automatically converted to 571,429 Class A Membership Interests in accordance with Chrysler Group’s governance documents. There were no dilutive effects of the conversion.

Vehicle Sales

Our new vehicle sales represent sales of our vehicles from dealers and distributors to retail customers and fleet customers. Our vehicle sales also include the Fiat 500L, which Fiat began contract manufacturing for us in May 2013 for sale in North America. Sales of the Fiat 500L represent less than one percent of our total vehicle sales in both the three and nine months ended September 30, 2013. Beginning January 1, 2013, Chrysler Group vehicle sales in Mexico include Fiat-manufactured Fiat and Alfa Romeo vehicles. Prior to January 1, 2013, these vehicle sales were reported by Fiat (approximately one thousand vehicles and three thousand vehicles for the three and nine months ended September 30, 2012, respectively). Vehicles manufactured by Chrysler Group for other companies, including Fiat, are excluded from our new vehicle sales. The following summarizes our new vehicle sales by geographic market for the periods presented.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013 (1)(2)			2012 (1)(2)			2013 (1)(2)			2012 (1)(2)
	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)
						(vehicles in	thousands)
U. S.	449	4,024	11.2%	417	3,699	11.3%	1,357	11,980	11.3%	1,251	11,121	11.2%
Canada	68	476	14.3%	64	450	14.3%	207	1,377	15.1%	195	1,334	14.6%
Mexico	19	263	7.3%	22	249	8.7%	62	782	7.9%	62	727	8.5%

Total North America	536	4,763	11.3%	503	4,398	11.4%	1,626	14,139	11.5%	1,508	13,182	11.4%

Rest of World	67			53			183			153

Total Worldwide	603			556			1,809			1,661

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.
(2)	The Company’s estimated industry and market share data presented are based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight and Ward’s Automotive.
(3)	Percentages are calculated based on the unrounded vehicle sales volumes for Chrysler Group and the industry.

The following summarizes the total U.S. industry sales of new motor vehicles of domestic and foreign models and our relative competitive position for the periods presented. Vehicles manufactured by Chrysler Group for other companies, including Fiat, are excluded from our new vehicle sales.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013 (1)(2)			2012 (1)(2)			2013 (1)(2)			2012 (1)(2)
	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group (4)	Industry (4)	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group (4)	Industry (4)	Percentage of Industry (3)
						(vehicles in	thousands)
Cars
Small	27	764	3.6%	20	693	2.9%	90	2,262	4.0%	46	2,095	2.2%
Mid-size	44	704	6.2%	50	671	7.4%	177	2,176	8.1%	165	2,096	7.8%
Full-size	37	229	15.8%	30	206	14.8%	118	684	17.2%	117	666	17.6%
Sport	16	172	9.1%	16	170	9.1%	52	520	10.0%	50	522	9.6%

Total Cars	124	1,869	6.6%	116	1,740	6.7%	437	5,642	7.7%	378	5,379	7.0%
Minivans	63	146	43.4%	69	157	44.1%	182	432	42.2%	196	460	42.6%
Utility Vehicles	168	1,315	12.8%	155	1,167	13.3%	469	3,850	12.2%	458	3,416	13.4%
Pick-up Trucks	87	535	16.3%	70	475	15.0%	251	1,569	16.0%	201	1,376	14.6%
Van & Medium Duty Trucks	7	159	4.3%	7	160	3.5%	18	487	3.7%	18	490	3.8%

Total Vehicles	449	4,024	11.2%	417	3,699	11.3%	1,357	11,980	11.3%	1,251	11,121	11.2%

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.
(2)	The Company’s estimated industry and market share data presented are based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight and Ward’s Automotive.
(3)	Percentages are calculated based on the unrounded vehicle sales volumes for Chrysler Group and the industry.
(4)	During 2013, certain segment classifications were modified. We have reclassified the 2012 vehicle sales to conform to the 2013 classifications.

Cyclical Nature of Business

As is typical in the automotive industry, our vehicle sales are highly sensitive to general economic conditions, availability of affordably priced new vehicle financing (low interest rates) for dealers and consumers and other external factors, including fuel prices, and as a result, may vary substantially from quarter to quarter and year to year. Retail consumers tend to delay the purchase of a new vehicle when disposable income and consumer confidence are low. In addition, our vehicle production volumes and related revenues may vary from month to month, sometimes due to plant shutdowns, which may occur for several reasons, including production changes from one model year to the next. Model year changeovers occur throughout the year. Plant shutdowns, whether associated with model year changeovers or other factors, such as temporary supply interruptions, can have a negative impact on our revenues and a negative impact on our working capital as we continue to pay suppliers under standard contract terms while we do not receive proceeds from vehicle sales. Refer to —Liquidity and Capital Resources —Working Capital Cycle, for additional information.

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

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012 (1)		2013	2012 (1)
			(vehicles in thousands)
Retail	490	458	32	1,417	1,346	71
Fleet	84	93	(9)	361	384	(23)
Contract manufacturing	19	8	11	49	66	(17)

Worldwide Factory Shipments	593	559	34	1,827	1,796	31
Adjust for GDP activity during the period:
Less: Vehicles shipped	(4)	(2)	(2)	(57)	(44)	(13)
Plus: Vehicles auctioned	9	8	1	36	57	(21)

Net Worldwide Factory Shipments	598	565	33	1,806	1,809	(3)

(1)	Certain contract manufacturing shipments in 2012 have been reclassified to conform to the current period presentation.

Consolidated Results

The following is a discussion of the results of operations for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 and for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The discussion of certain line items (cost of sales, gross margin, selling, administrative and other expenses, and research and development expenses) includes a presentation of such line items as a percentage of revenues, for the respective periods presented, to facilitate the discussion of the three months ended September 30, 2013 compared to the same period in 2012, and for the nine months ended September 30, 2013 compared to the same period in 2012.

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Revenues, Net

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012
	(in millions	of dollars)
Revenues, net	$17,564	$15,478	$2,086	13.5%

Revenues for the three months ended September 30, 2013 increased $2,086 million as compared to the same period in 2012, approximately $900 million of which was attributable to an increase in our net worldwide factory shipments from 565 thousand vehicles for the three months ended September 30, 2012 to 598 thousand vehicles for the three months ended September 30, 2013. The increase in our net worldwide factory shipments was driven primarily by the launches of the 2013 Ram 1500 and 2014 Jeep Grand Cherokee in late 2012 and the first quarter of 2013, respectively. These increases were partially offset by a reduction in Jeep Liberty shipments due to its discontinued production at the end of the second quarter of 2012 in preparation of the all-new 2014 Jeep Cherokee, which we began shipping to dealers in late October 2013. During the third quarter of 2012 we continued to ship the residual Jeep Liberty inventory to dealers.

Approximately $500 million of the increase in revenues was attributable to a higher percentage growth in truck shipments as compared to certain SUV, minivan and passenger car shipments. In addition, approximately $300 million of the increase in revenues was due to a favorable shift in sales mix to greater retail shipments as a percentage of total shipments, which is consistent with our continuing strategy to grow our U.S. retail market share while maintaining stable fleet shipments. Typically, the average revenue per vehicle for retail shipments is higher than the average revenue per vehicle for fleet shipments, as our retail customers tend to purchase vehicles with more optional features. A further revenue increase of approximately $300 million was primarily attributable to favorable net pricing from vehicle content enhancements in our 2013 and 2014 model year vehicles as compared to prior model years.

Demand for our vehicles increased during the three months ended September 30, 2013, as evidenced by an eight percent period over period increase in our worldwide vehicle sales, which is largely driven by the 16 percent period over period increase in our U.S. retail sales. In addition, our U.S. retail market share increased 50 basis points to 10.7 percent for the three months ended September 30, 2013, as compared to 10.2 percent for the same period in 2012.

Cost of Sales

	Three Months Ended September 30,				Increase (Decrease)
	2013	Percentage of Revenues	2012	Percentage of Revenues
		(in millions	of dollars)
Cost of sales	$14,881	84.7%	$12,916	83.4%	$1,965	15.2%
Gross margin	2,683	15.3%	2,562	16.6%	121	4.7%

We procure a variety of raw materials, parts, supplies, utilities, transportation and other services from numerous suppliers to manufacture our vehicles, parts and accessories, primarily on a purchase order basis. The raw materials we use typically consist of steel, aluminum, resin, copper, lead and precious metals including platinum, palladium and rhodium. The cost of materials and components make up the majority of our cost of sales, which was approximately 75 percent for both the three months ended September 30, 2013 and 2012. The remaining costs primarily include labor costs, consisting of direct and indirect wages and fringe benefits, as well as depreciation, amortization and transportation costs. Cost of sales also includes warranty and product-related costs, as well as depreciation expense related to our GDP vehicles. Fluctuations in cost of sales are primarily driven by the number of vehicles that we produce and sell. In addition, we tend to incur additional costs associated with the launch of new vehicles and powertrains, such as labor inefficiencies, additional vehicle testing and validation, as well as training costs. However, we are able to partially offset these costs by improved productivity and cost savings achieved through our World Class Manufacturing initiatives.

Cost of sales for the three months ended September 30, 2013 increased $1,965 million as compared to the same period in 2012, approximately $800 million of which was due to increased costs attributable to a higher percentage growth in truck shipments as compared to certain SUV, minivan and passenger car shipments and higher base material costs associated with vehicle content enhancements, primarily related to the 2014 Jeep Grand Cherokee and 2013 Ram 1500 and Heavy Duty trucks, see —Revenues, Net above for further discussion. In addition, our increased production volumes to support consumer demand, accounted for approximately $700 million of this increase. Further, approximately $200 million of the increase in cost of sales was attributable to a shift in sales mix to greater retail shipments as a percentage of total shipments, as discussed above in —Revenues, Net.

Gross margin increased by 4.7 percent from $2,562 million for the three months ended September 30, 2012 to $2,683 million for the three months ended September 30, 2013, primarily due to an increase in our net worldwide factory shipments period over period as noted above. The increase was also due to a favorable shift in market mix to greater retail shipments as a percentage of total shipments and favorable net pricing, partially offset by increased base material costs for vehicle content enhancements.

Selling, Administrative and Other Expenses

	Three Months Ended September 30,				Increase (Decrease)
	2013	Percentage of Revenues	2012	Percentage of Revenues
		(in millions	of dollars)
Selling, administrative and other expenses	$1,254	7.1%	$1,330	8.6%	$(76)	(5.7)%

Selling, administrative and other expenses include advertising, personnel, warehousing and other costs. Advertising expenses accounted for approximately 50 percent of these costs during both the three months ended September 30, 2013 and 2012. Advertising expenses consist primarily of national and regional media campaigns, as well as marketing support in the form of trade and auto shows, events, and sponsorships. Typically, we incur greater advertising costs in the initial months that new or refreshed vehicles are available to customers in the dealerships. During the three months ended September 30, 2013, advertising expenses decreased slightly as compared to the same period in 2012, primarily due to fewer advertising campaigns for the Chrysler and Dodge brands, and more specifically fewer campaigns related to the Dodge Dart in the third quarter of 2013 as compared to the same period in 2012. During the three months ended September 30, 2012, we initiated several Dodge Dart advertising campaigns to support its second quarter of 2012 launch. This decrease was partially offset by increased advertising campaigns for the 2014 Jeep Grand Cherokee, which launched during the first quarter of 2013.

The decrease in selling, administrative and other expenses was partially offset by an increase in personnel costs primarily due to an increase in our average headcount during the three months ended September 30, 2013 as compared to the same period in 2012, to support our sales, marketing and other corporate initiatives.

Research and Development Expenses, Net

	Three Months Ended September 30,				Increase (Decrease)
	2013	Percentage of Revenues	2012	Percentage of Revenues
		(in millions	of dollars)
Research and development expenses, net	$573	3.3%	$540	3.5%	$33	6.1%

Research and development expenses consist primarily of material costs and personnel related expenses associated with engineering, design and development. Our research and development spending has been focused on improving the quality of our vehicles and reducing the time-to-market of new vehicles. Our efforts entail both short-term improvements related to existing vehicles, which include easily recognizable and extensive upgrades, and longer term product and powertrain programs. Our research and development expenses for the three months ended September 30, 2013 and 2012, are net of $12 million and $10 million, respectively, of reimbursements recognized for costs related to shared engineering and development activities performed under the product and platform sharing arrangements that are part of our industrial alliance with Fiat.

The increase in research and development expenses, net for the three months ended September 30, 2013 as compared to the same period in 2012 was primarily due to increased personnel expenses as a result of an approximately eight percent increase in our average headcount for research and development employees period over period in order to fulfill specialized needs, while our average headcount for temporary contract workers decreased by approximately four percent period over period as we hired certain of these contract workers and experienced normal attrition. In addition, the increase was due to increased activities for Fiat-related joint development projects, primarily for future B-segment vehicles.

These increases were partially offset by reduced spending on direct and indirect materials during the three months ended September 30, 2013 as compared to the same period in 2012. During the three months ended September 30, 2012, we had increased material costs related to mid-cycle action programs for the Ram truck lineup, Jeep Grand Cherokee and Dodge Durango, all of which launched in late 2012 and throughout 2013. Our spending during the third quarter of 2012 was also related to the Compact U.S. Wide, or CUSW, platform that was co-developed with Fiat and utilized for the all-new 2014 Jeep Cherokee. Direct and indirect material costs incurred during the three months ended September 30, 2013, were also related to the Small Wide platform that we are jointly-developing with Fiat to be utilized for future B-segment vehicles as well as powertrain technologies related to the 9-speed transmission and various engine upgrades.

Interest Expense

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012
	(in millions	of dollars)
Interest expense	$256	$273	$(17)	(6.2)%

Interest expense included the following:

	Three Months Ended September 30,
	2013	2012
	(in millions	of dollars)
Financial Interest Expense:
VEBA Trust Note	$107	$111
2019 and 2021 Notes	65	65
Tranche B Term Loan	32	46
Canadian Health Care Trust Notes	23	26
Mexican development banks credit facilities	13	14
Other	14	12
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	29	29
Capitalized interest related to capital expenditures	(27)	(30)

Total	$256	$273

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenues, Net

	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012
	(in millions	of dollars)
Revenues, net	$50,943	$48,632	$2,311	4.8%

Revenues for the nine months ended September 30, 2013 increased $2,311 million as compared to the nine months ended September 30, 2012. Approximately $900 million of the increase was due to favorable net pricing from vehicle content enhancements in our 2013 and 2014 model year vehicles as compared to prior model years. In addition, approximately $800 million of the revenues increase was due to a higher percentage growth in truck shipments as compared to certain SUV, minivan and passenger car shipments. Further, revenues increased by approximately $700 million due to a favorable shift in market mix to greater retail shipments as a percentage of total shipments, which is consistent with our continuing strategy to grow our U.S. retail market share while maintaining stable fleet shipments. Typically, the average revenue per vehicle for retail shipments is higher than the average revenue per vehicle for fleet shipments, as our retail customers tend to purchase vehicles with more optional features.

Our net worldwide factory shipments decreased from 1,809 thousand vehicles for the nine months ended September 30, 2012 to 1,806 thousand vehicles for the nine months ended September 30, 2013, resulting in an approximately $100 million reduction in revenues period over period. The decrease in our net worldwide factory shipments was primarily driven by the discontinued production of the Jeep Liberty in the second quarter of 2012 in preparation for the all-new 2014 Jeep Cherokee, which we began shipping to dealers in late October 2013, partially offset by an increase in shipments of the Jeep Grand Cherokee and Ram trucks.

Despite the slight decrease in our net worldwide factory shipments noted above, demand for our vehicles has increased, as evidenced by a nine percent period over period increase in our worldwide vehicle sales, which was driven by a 15 percent increase in our U.S. retail sales for the nine months ended September 30, 2013 versus the same period in 2012. Our U.S. dealers’ days’ supply of inventory decreased from 65 days at the end of September 2012 to 62 days at the end of September 2013. In addition, our market share in Canada increased 50 basis points to 15.1 percent during the nine months ended September 30, 2013 as compared to 14.6 percent for the same period in 2012.

During the first quarter of 2013, we recognized a $78 million foreign currency translation loss as a reduction to revenues as a result of the February 2013 devaluation of the official exchange rate of the Venezuelan bolivar, or VEF, relative to the U.S. Dollars, or USD, from 4.30 VEF per USD to 6.30 VEF per USD. Subsequent to the devaluation, certain monetary liabilities, which had been submitted to the Commission for the Administration of Foreign Exchange, or CADIVI, for payment approval through the ordinary course of business prior to the devaluation date, were approved to be paid at an exchange rate of 4.30 VEF per USD. As a result, during the nine months ended September 30, 2013, we recognized $21 million of foreign currency transaction gains in revenues due to these monetary liabilities being previously remeasured at 6.30 VEF per USD at the devaluation date. Refer to Item 3 —Quantitative and Qualitative Disclosures about Market Risk, for additional information regarding Venezuela currency regulations and devaluation.

Cost of Sales

	Nine Months Ended September 30,				Increase (Decrease)
	2013	Percentage of Revenues	2012	Percentage of Revenues
		(in millions	of dollars)
Cost of sales	$43,345	85.1%	$40,959	84.2%	$2,386	5.8%
Gross margin	7,598	14.9%	7,673	15.8%	(75)	(1.0)%

We procure a variety of raw materials, parts, supplies, utilities, transportation and other services from numerous suppliers to manufacture our vehicles, parts and accessories, primarily on a purchase order basis. The raw materials we use typically consist of steel, aluminum, resin, copper, lead and precious metals including platinum, palladium and rhodium. The cost of materials and components make up the majority of our cost of sales, which was approximately 75 percent for both the nine months ended September 30, 2013 and 2012. The remaining costs primarily include labor costs, consisting of direct and indirect wages and fringe benefits, as well as depreciation, amortization and transportation costs. Cost of sales also includes warranty and product-related costs, as well as depreciation expense related to our GDP vehicles. Fluctuations in costs of sales are primarily driven by the number of vehicles that we produce and sell. In addition, we tend to incur additional costs associated with the launch of new vehicles and powertrains, such as labor inefficiencies, additional vehicle testing and validation, as well as training costs. However, we are able to partially offset these costs by improved productivity and cost savings achieved through our World Class Manufacturing initiatives.

Cost of sales for the nine months ended September 30, 2013 increased $2,386 million as compared to the same period in 2012. Higher base material costs associated with vehicle content enhancements, primarily related to the 2014 Jeep Grand Cherokee and 2013 Ram 1500 and Heavy Duty trucks, increased cost of sales by approximately $900 million. In addition, approximately $800 million was attributable to higher costs associated with the shift in sales mix to a greater percentage of truck shipments as compared to certain SUV, minivan and passenger car shipments see —Revenues, Net above for further discussion. Further, approximately $400 million of the increase in cost of sales was attributable to a shift in sales mix to greater retail shipments as a percentage of total shipments, as discussed above in —Revenues, Net.

Cost of sales for the nine months ended September 30, 2013 also includes a $151 million charge recognized during the second quarter of 2013 related to our voluntary safety recall for the 1993-1998 Jeep Grand Cherokee and 2002-2007 Jeep Liberty, as well as our customer satisfaction action for the 1999-2004 Jeep Grand Cherokee.

In addition, during the nine months ended September 30, 2012, we recognized insurance recoveries totaling $76 million related to losses sustained in 2011 due to supply disruptions. The proceeds from these recoveries were fully collected during the second quarter of 2012. There were no similar insurance recoveries during the nine months ended September 30, 2013.

Gross margin decreased by 1.0 percent from $7,673 million for the nine months ended September 30, 2012 to $7,598 million for the nine months ended September 30, 2013, primarily due to the slight decrease in our net worldwide factory shipments period over period as noted above, as well as the affect of the $151 million charge recognized during 2013 for the above mentioned voluntary safety recall and customer satisfaction action, partially offset by the favorable shift in market mix to greater retail shipments as a percentage of total shipments.

Selling, Administrative and Other Expenses

	Nine Months Ended September 30,				Increase (Decrease)
	2013	Percentage of Revenues	2012	Percentage of Revenues
		(in millions	of dollars)
Selling, administrative and other expenses	$3,761	7.4%	$3,775	7.8%	$(14)	(0.4)%

Selling, administrative and other expenses include advertising, personnel, warehousing and other costs. Advertising expenses accounted for approximately 50 percent of these costs during both the nine months ended September 30, 2013 and 2012. Advertising expenses consist primarily of national and regional media campaigns, as well as marketing support in the form of trade and auto shows, events, and sponsorships. Typically, we incur greater advertising costs in the initial months that new or refreshed vehicles are available to customers in the dealerships. During the nine months ended September 30, 2013, advertising expenses decreased slightly as compared to the same period in 2012 primarily due to fewer advertising campaigns for the Chrysler brand and the Dodge Journey, Caravan and Charger. This decrease was partially offset by increased advertising expenses for the Dodge Dart, which had limited campaigns in 2012 due to the timing of the launch at the end of the second quarter of 2012, as well as for the 2014 Jeep Grand Cherokee and 2013 Ram Heavy Duty trucks, which both launched in the first quarter of 2013.

The decrease in selling, administrative and other expenses was also partially offset by an increase in personnel costs primarily due to an increase in our average headcount during the nine months ended September 30, 2013 as compared to the same period in 2012, to support our sales, marketing and other corporate initiatives.

Research and Development Expenses, Net

	Nine Months Ended September 30,				Increase (Decrease)
	2013	Percentage of Revenues	2012	Percentage of Revenues
		(in millions	of dollars)
Research and development expenses, net	$1,719	3.4%	$1,674	3.4%	$45	2.7%

Research and development expenses consist primarily of material costs and personnel related expenses associated with engineering, design and development. Our research and development spending has been focused on improving the quality of our vehicles and reducing the time-to-market of new vehicles. Our efforts entail both short-term improvements related to existing vehicles, which include easily recognizable and extensive upgrades, and longer term product and powertrain programs. Our research and development expenses for the nine months ended September 30, 2013 and 2012, are net of $26 million and $38 million, respectively, of reimbursements recognized for costs related to shared engineering and development activities performed under the product and platform sharing arrangements that are part of our industrial alliance with Fiat.

The increase in research and development expenses for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to increased personnel expenses as a result of an approximately eight percent increase in our average headcount for research and development employees period over period in order to fulfill specialized needs, while our average headcount for temporary contract workers decreased by approximately 13 percent period over period as we hired certain of these contract workers and experienced normal attrition. In addition, the increase was due to increased activities for Fiat-related joint development projects, primarily for future B-segment vehicles.

These increases were partially offset by reduced spending on direct and indirect materials during the nine months ended September 30, 2013 as compared to the same period of 2012. During the nine months ended September 30, 2012, we had increased material costs related to mid-cycle action programs for the Ram truck lineup, Jeep Grand Cherokee, and Dodge Durango, all of which launched in late 2012 and throughout 2013. Spending during the first nine months of 2012 was also related to the CUSW platform that was co-developed with Fiat and utilized for the Dodge Dart, which launched during the second quarter of 2012. Direct and indirect material costs incurred during the nine months ended September 30, 2013, were primarily related to the CUSW platform utilized for the all-new 2014 Jeep Cherokee, powertrain technologies related to the 9-speed transmission and various engine upgrades.

Interest Expense

	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012
	(in millions	of dollars)
Interest expense	$784	$828	$(44)	(5.3)%

Interest expense included the following:

	Nine Months Ended September 30,
	2013	2012
	(in millions	of dollars)
Financial Interest Expense:
VEBA Trust Note	$326	$329
2019 and 2021 Notes	195	195
Tranche B Term Loan	120	136
Canadian Health Care Trust Notes	67	74
Mexican development banks credit facilities	41	43
Other	42	41
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	88	91
Capitalized interest related to capital expenditures	(95)	(81)

Total	$784	$828

Loss on Extinguishment of Debt

	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012
	(in millions	of dollars)
Loss on extinguishment of debt	$23	$—	$23	100.0%

In connection with the June 2013 amendment and re-pricing of our Tranche B Term Loan and $1.3 billion revolving credit facility, we recognized a $23 million loss on extinguishment of debt. The loss included the write off of $12 million of unamortized debt discounts and $3 million of unamortized debt issuance costs associated with the original facilities, as well as $8 million of call premium and other fees associated with the amendment and re-pricing. Refer to —Liquidity and Capital Resources —Senior Credit Facilities Amendment, below for additional information related to this transaction.

Liquidity and Capital Resources

Liquidity Overview

We require significant liquidity in order to meet our obligations and fund our business plan. Short-term liquidity is required to purchase raw materials, parts and components required for vehicle production, and to fund selling, administrative, research and development, and other expenses. In addition to our general working capital needs, we expect to use significant amounts of cash for the following purposes: (i) capital expenditures to support our existing and future products; (ii) principal and interest payments under our financial obligations and (iii) pension and other postretirement benefits, or OPEB, payments. Our capital expenditures are expected to be approximately $1 billion for the remainder of 2013, which we plan to fund with cash generated primarily from our operating activities.

Liquidity needs are met primarily through cash generated from operations, including the sale of vehicles and service parts to dealers, distributors and other consumers worldwide. We also have access to an undrawn revolving credit facility as detailed under the caption —Total Available Liquidity below. In addition, long-term liquidity needs may involve some level of debt refinancing as outstanding debt becomes due or we are required to make amortization or other principal payments. Although we believe that our current level of total available liquidity is sufficient to meet our short-term and long-term liquidity requirements, we regularly evaluate opportunities to improve our liquidity position and reduce our net industrial debt over time in order to enhance our financial flexibility and to achieve and maintain a liquidity and capital position consistent with that of our principal competitors.

Any actual or perceived limitations of our liquidity may affect the ability or willingness of counterparties, including dealers, suppliers and financial service providers, to do business with us, or require us to restrict additional amounts of cash to provide collateral security for our obligations. Our liquidity levels are subject to a number of risks and uncertainties, including those described in Part II —Other Information —Item 1A —Risk Factors.

Total Available Liquidity

At September 30, 2013, our total available liquidity was $12,791 million, including $1.3 billion available under our revolving credit facility that matures in May 2016, or the Revolving Facility. We may access these funds subject to the conditions of our Tranche B Term Loan and the Revolving Facility, which we collectively refer to as the Senior Credit Facilities. Refer to —Senior Credit Facilities Amendment below, for additional information regarding our Senior Credit Facilities. The proceeds from the Revolving Facility may be used for general corporate and/or working capital purposes. The terms of our Senior Credit Facilities require us to maintain a minimum liquidity of $3.0 billion inclusive of any amounts undrawn on our Revolving Facility. Total available liquidity includes cash and cash equivalents, which are subject to intra-month, foreign currency exchange and seasonal fluctuations. Restricted cash is not included in our presentation of total available liquidity.

The following summarizes our total available liquidity (in millions of dollars):

	September 30, 2013	December 31, 2012
Cash and cash equivalents (1)	$11,491	$11,614
Revolving Facility availability (2)	1,300	1,300

Total Available Liquidity	$12,791	$12,914

(1)	The foreign subsidiaries for which we have elected to permanently reinvest earnings outside of the U.S. held $0.8 billion and $1.1 billion of cash and cash equivalents as of September 30, 2013 and December 31, 2012, respectively. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these subsidiaries, as the earnings are permanently reinvested. However, if we determine in the future that it is necessary to repatriate these funds or we sell or liquidate any of these subsidiaries, we may be required either to pay taxes, even though we are not currently a taxable entity for U.S. federal income tax purposes, or make distributions to our members to pay taxes associated with the repatriation or the sale or liquidation of these subsidiaries. We may also be required to accrue and pay withholding taxes, depending on the foreign jurisdiction from which the funds are repatriated.
(2)	Prior to the final maturity date of the Senior Credit Facilities, we have the option to increase the amount of these facilities in an aggregate principal amount not to exceed $1.2 billion, either through an additional term loan, an increase in the Revolving Facility or a combination of both.

The decrease in total available liquidity from December 31, 2012 to September 30, 2013, reflects a $123 million decrease in cash and cash equivalents. Refer to —Cash Flows below, for additional information regarding our changes in cash and cash equivalents.

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

In addition, the amendment reduced the commitment fee payable on the Revolving Facility to 0.50 percent per annum, which may be reduced to 0.375 percent per annum if we achieve a specified consolidated leverage ratio, of the daily average undrawn portion of the Revolving Facility. The commitment fee remains payable quarterly in arrears.

If we voluntarily prepay or re-price all or any portion of the Tranche B Term Loan before the six-month anniversary of the effective date of the amendment, we will be obligated to pay a call premium equal to 1.00 percent of the principal amount prepaid or re-priced.

Certain negative covenants in the Original Credit Agreement were also amended, including limitations on incurrence of indebtedness and certain limitations on restricted payments, which include dividends. Under the Credit Agreement, among other exceptions, the restricted payment capacity was increased to an amount not to exceed 50 percent of our cumulative consolidated net income since January 1, 2012.

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

VEBA Trust Note

On June 10, 2009, and in accordance with the terms of a settlement agreement between us and the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, or UAW, which we refer to as the VEBA Settlement Agreement, we issued a senior unsecured note, or the VEBA Trust Note, with a face value of $4,587 million to the VEBA Trust.

Scheduled VEBA Trust Note payments through 2012 did not fully satisfy the interest accrued at the implied rate of 9.0 percent per annum. In accordance with the agreement, the difference between a scheduled payment and the accrued interest through June 30 of the payment year was capitalized as additional debt on an annual basis. In July 2013, we made a scheduled payment of $600 million, which was composed of $441 million of interest accrued through the payment date and $159 million of interest that was previously capitalized as additional debt. In July 2012, we made a scheduled payment of $400 million and accrued interest of $38 million was capitalized as additional debt.

The payment of capitalized interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows.

The VEBA Trust Note was issued under the terms of an indenture that contains certain negative covenants, including, but not limited to, limitations on incurrence of indebtedness by Chrysler Group LLC that is senior, in any respect in right of payment to the VEBA Trust Note and limits on the ability of our subsidiaries to incur debt. The terms of a related registration rights agreement provide for certain registration rights that entitle the holder of the VEBA Trust Note to require us to file a registration statement under the Securities Act, for a public offering of the VEBA Trust Note beginning six months following Fiat’s acquisition of a majority ownership interest in us, which occurred in July 2011, and such rights became effective in January 2012. Refer to Note 11, Financial Liabilities and Note 17, Employee Retirement and Other Benefits, of our audited consolidated financial statements included in our 2012 Form 10-K for additional information related to the VEBA Settlement Agreement and VEBA Trust Note.

Canadian Health Care Trust Notes

On December 31, 2010, Chrysler Canada Inc., or Chrysler Canada, issued four unsecured promissory notes to an independent Canadian Health Care Trust, or HCT, which we collectively refer to as the Canadian HCT Notes. Payments on the Canadian HCT Notes are due on June 30 of each year unless that day is not a business day in Canada, in which case payments are due on the next business day, or the Scheduled Payment Date.

We are not required to make a payment on the HCT Tranche C note until 2020. However, interest accrued at the stated rate of 7.5 percent per annum on the HCT Tranche C note will be capitalized as additional debt on the Scheduled Payment Date through 2019. Additionally, accrued interest in excess of payments on the HCT Tranche A and B notes is capitalized as additional debt on the Scheduled Payment Date. In July 2013 and 2012, $25 million and $74 million, respectively, of accrued interest were capitalized as additional debt.

In July 2013, we made a scheduled payment on the HCT Tranche B note of $66 million, which was composed of $44 million of interest accrued through the payment date and $22 million of interest that was previously capitalized as additional debt.

In January 2013, we made a prepayment on the HCT Tranche A note of the scheduled payment due on July 2, 2013. The amount of the prepayment, determined in accordance with the terms of the HCT Tranche A note, was $117 million and was composed of a $92 million principal payment and interest accrued through January 3, 2013 of $25 million. The $92 million HCT Tranche A note principal payment consisted of $47 million of interest that was previously capitalized as additional debt with the remaining $45 million representing a repayment of the original principal balance.

The payments of capitalized interest are included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows.

During the nine months ended September 30, 2012, we made payments of $44 million on the Canadian HCT Notes, which included a $25 million principal payment and $19 million of interest accrued through the payment date.

Refer to Note 11, Financial Liabilities, of our audited consolidated financial statements included in our 2012 Form 10-K for further information regarding the Canadian HCT Notes.

Restricted Cash

Restricted cash, which includes cash equivalents, was $341 million as of September 30, 2013. Restricted cash included $254 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler AG and $87 million of collateral for other contractual agreements.

Working Capital Cycle

Our business and results of operations depend upon our ability to achieve certain minimum vehicle sales volumes. As is typical for an automotive manufacturer, we have significant fixed costs, and therefore, changes in our vehicle sales volume can have a significant effect on our profitability and liquidity. We generally receive payment on sales of vehicles in North America within a few days of shipment from our assembly plants, whereas there is a lag between the time we receive parts and materials from our suppliers and the time we are required to pay for them. Therefore, during periods of increasing vehicle sales, there is generally a corresponding positive impact on our cash flow and liquidity. Conversely, during periods in which vehicle sales decline, there is generally a corresponding negative impact on our cash flow and liquidity. Similarly, delays in shipments of vehicles, including delays in shipments in order to address quality issues, may negatively affect our cash flow and liquidity. In addition, the timing of our collections of receivables for sales of vehicles outside of North America tends to be longer due to extended payment terms, and may cause fluctuations in our working capital. The timing of our vehicle sales under our guaranteed depreciation program can cause seasonal fluctuations in our working capital. Typically, the number of vehicles sold under the program peak during the second quarter and then taper off during the third quarter.

Cash Flows

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012

Operating Activities —Nine Months Ended September 30, 2013

For the nine months ended September 30, 2013, our net cash provided by operating activities was $2,610 million and was primarily the result of:

(i)	net income of $1,137 million, adjusted to add back $2,224 million of depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts), $220 million of non-cash pension and OPEB expense and the $23 million loss on extinguishment of debt associated with the amendment and re-pricing of the Senior Credit Facilities, partially offset by $8 million of the call premium and other fees paid in connection with the transaction;

(ii)	a $78 million foreign currency translation loss recognized as a result of the February 2013 currency devaluation in Venezuela, partially offset by $21 million of foreign currency transaction gains due to certain monetary liabilities, which had been submitted to CADIVI for payment approval through the ordinary course of business prior to the devaluation date, being approved to be paid at an exchange rate of 4.30 VEF per USD subsequent to the devaluation. Refer to Item 3 —Quantitative and Qualitative Disclosures about Market Risk, for additional information regarding Venezuela currency regulations and devaluation;

(iii)	a $1,516 million increase in trade liabilities, primarily because our production in September 2013 exceeded that of December 2012, the month that our annual plant shutdowns occur; and

(iv)	a $239 million increase in payables due to Fiat as a result of increased purchases of vehicles, components, parts, tooling and equipment during the third quarter of 2013 as compared to late 2012.

These increases in our net cash provided by operating activities were partially offset by:

(i)	$691 million of pension and OPEB contributions;

(ii)	a $300 million increase in trade receivables, primarily because our shipments at the end of September 2013 exceeded those at the end of December 2012 as a result of our annual plant shutdowns in December. We generally receive payments on sales of vehicles in North America within a few days of shipment from our assembly plants;

(iii)	a $1,663 million increase in inventories, primarily due to increased finished vehicle and work in process levels at September 30, 2013 versus December 31, 2012. These increases were partially driven by higher production levels in September 2013 to meet anticipated consumer demand, as well as the shipment holds on the all-new Jeep Cherokees at the end of September 2013 to address quality concerns prior to shipment. In comparison, our inventory levels were lower in December 2012 due to our annual plant shutdowns in that month. Our international finished vehicle inventory levels have also increased since December 2012 in order to support consumer demand for both our and Fiat’s vehicles. The number of Fiat vehicles that we are distributing through our international distribution centers continues to increase as we continue to implement our distribution strategy with Fiat;

(iv)	a $180 million increase in receivables due from Fiat as a result of an increase in vehicle shipments, parts sales and services provided to Fiat during the third quarter of 2013 as compared to the fourth quarter of 2012;

(v)	the payment of $159 million of capitalized interest on the VEBA Trust Note; and

(vi)	the payment of $47 million and $22 million of capitalized interest on the HCT Tranche A and B notes, respectively. Refer to —Canadian Health Care Trust Notes, above, for additional information related to these repayments.

Operating Activities —Nine Months Ended September 30, 2012

For the nine months ended September 30, 2012, our net cash provided by operating activities was $5,477 million and was primarily the result of:

(i)	net income of $1,290 million, adjusted to add back $2,095 million of depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts) and $63 million of non-cash pension and OPEB expense;

(ii)	a $2,020 million increase in trade liabilities, primarily due to increased production in response to increased consumer demand for our vehicles, which was consistent with the increase in our worldwide factory shipments during the third quarter of 2012 versus the end of 2011 in order to meet consumer demand and maintain relatively consistent days’ supply of inventory at our U.S. dealers;

(iii)	a $640 million decrease in receivables due from Fiat as a result of greater sales to Fiat during the fourth quarter of 2011 versus the third quarter of 2012, primarily due to reduced consumer demand as a result of the continuing economic weakness in several European countries;

(iv)	a $379 million increase in accrued sales incentives, primarily due to an increase in our U.S. dealer inventory levels at September 30, 2012 versus December 31, 2011, mostly due to an increase in our shipments during the third quarter of 2012 versus the end of 2011 in order to meet consumer demand and maintain relatively consistent days’ supply of inventory at our U.S. dealers; and

(v)	a $159 million increase in payables due to Fiat as a result of increased purchases of vehicles, parts, and services during the third quarter of 2012 as compared to the end of 2011. In mid-2012 we became the primary distributor for Fiat vehicles in certain countries.

These increases in our net cash provided by operating activities were partially offset by:

(i)	a $558 million increase in inventory, primarily due to increased finished vehicle and work in process levels at September 30, 2012 versus December 31, 2011. These increases were primarily driven by the overall increase in production levels due to greater consumer demand for our vehicles, the launch of the 2013 Ram 1500 and higher material costs. In addition, our inventory levels were lower in December 2011 due to our annual plant shutdowns in that month;

(ii)	a $471 million increase in trade receivables, primarily due to an increase in our worldwide factory shipments at the end of September 2012 as compared to the end of December 2011 as a result of our annual plant shutdowns in December; and

(iii)	$352 million of pension and OPEB contributions.

Investing Activities —Nine Months Ended September 30, 2013

For the nine months ended September 30, 2013, our net cash used in investing activities was $2,413 million and was primarily the result of:

(i)	$2,436 million of capital expenditures to support our investments in existing and future products.

These cash outflows were partially offset by:

(i)	a $30 million decrease in restricted cash, which was primarily the result of no collateral required to be posted for our foreign currency exchange and commodity hedge contracts as of September 30, 2013 due to positive mark-to-market adjustments during 2013, as well as minimum posting thresholds included in our agreements.

Investing Activities —Nine Months Ended September 30, 2012

For the nine months ended September 30, 2012, our net cash used in investing activities was $2,934 million and was primarily the result of:

(i)	$3,058 million of capital expenditures to support our investments in existing and future products.

These cash outflows were partially offset by:

(i)	$83 million of proceeds from disposals of equipment and other assets on operating leases, primarily related to the Gold Key Lease vehicle lease portfolio, which we are currently winding down; and

(ii)	a $40 million decrease in restricted cash, primarily due to reduced collateral requirements for foreign currency exchange and commodity hedge contracts as a result of positive mark-to-market adjustments during 2012.

Financing Activities —Nine Months Ended September 30, 2013

For the nine months ended September 30, 2013, our net cash used in financing activities was $223 million and was primarily the result of:

(i)	$188 million of debt repayments, including $45 million related to the HCT Tranche A note, $37 million related to the Auburn Hills Headquarters Loan, $23 million related to the Mexican development banks credit facility, $23 million related to the Tranche B Term Loan, and $60 million related to capital leases and other financial obligations; and

(ii)	$27 million of debt issuance costs related to the June 2013 amendment and re-pricing of our Tranche B Term Loan and $1.3 billion revolving credit facility. In connection with this transaction, we repaid $760 million of the outstanding principal balance of the Tranche B Term Loan to lenders who either partially or fully reduced their holdings with proceeds received from the new and continuing lenders who acquired the outstanding principal balance. Refer to —Senior Credit Facilities Amendment, above, for additional information regarding this transaction.

Financing Activities —Nine Months Ended September 30, 2012

For the nine months ended September 30, 2012, our net cash used in financing activities was $200 million and was primarily the result of:

(i)	$155 million of debt repayments, including $37 million related to the Auburn Hills Headquarters loan, $25 million related to the HCT Tranche D note, $23 million related to the Tranche B Term Loan, $7 million related to the Mexican development banks credit facility, and $63 million related to capital leases and other financial obligations; and

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

Our Net Industrial Debt decreased by $101 million from $989 million at December 31, 2012 to $888 million at September 30, 2013. During 2013, our financial liabilities decreased $224 million primarily due to debt and other financial obligations repayments, including $159 million of capitalized interest payments related to our VEBA Trust Note and $114 million of principal and capitalized interest payments related to our Canadian HCT Notes, partially offset by the capitalization of accrued interest as additional debt during 2013. Refer to —VEBA Trust Note and —Canadian Health Care Trust Notes, above, for additional information related to these payments. The decrease in financial liabilities was partially offset by a $123 million decrease in cash and cash equivalents. Refer to —Cash Flows above, for additional information regarding the decrease in our cash and cash equivalents for the nine months ended September 30, 2013.

Free Cash Flow

Our calculation of Free Cash Flow, as well as a detailed discussion of this measure, is included below in —Non-GAAP Financial Measures —Free Cash Flow.

Free Cash Flow for the nine months ended September 30, 2013 and 2012 totaled $197 million and $2,501 million, respectively.

The decrease in Free Cash Flow from 2012 to 2013 was primarily due to:

(i)	a $2,867 million decrease in our cash generated from operations. Refer to —Cash Flows above, for additional information regarding the change in our cash generated from operations; and

(ii)	$80 million decrease in proceeds from disposals of equipment and other assets on operating leases, primarily related to the wind down of our Gold Key Lease portfolio.

These unfavorable changes were partially offset by:

(i)	a $622 million decrease in our capital expenditures, primarily due to the timing of payments related to our continued investments to enhance our current and future product portfolio.

Defined Benefit Pension Plans and OPEB Plans —Contributions

During the nine months ended September 30, 2013, employer contributions to our funded pension plans amounted to $532 million. Employer contributions to our U.S. funded pension plans are expected to be approximately $20 million for the remainder of 2013, of which $19 million are discretionary contributions and $1 million are mandatory contributions to satisfy minimum funding requirements. During the nine months ended September 30, 2013, employer contributions to our unfunded pension and OPEB plans amounted to $29 million and $130 million, respectively. Employer contributions to our unfunded pension and OPEB plans for the remainder of 2013 are expected to be $17 million and $52 million, respectively, which represent the expected benefit payments to participants.

During the life of our funded pension plans, we intend to primarily utilize plan assets to fund benefit payments and minimize our cash contributions. During the nine months ended September 30, 2013, we revised our 2013 funding strategies for our funded U.S. and Canadian pension plans and opted to utilize our credit balances to satisfy minimum funding requirements and to reduce our 2013 expected discretionary employer contributions to the plans by approximately $450 million from our December 31, 2012 estimate of $998 million. Management reviews discretionary contributions and funding strategies on an ongoing basis. Payments for our unfunded pension and OPEB plans are currently funded from our cash flows from operations.

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

SCUSA Private-Label Financing Agreement

In February 2013, we entered into a private-label financing agreement with Santander Consumer USA Inc., or SCUSA, an affiliate of Banco Santander, which we refer to as the SCUSA Agreement. The new financing arrangement launched on May 1, 2013. Under the SCUSA Agreement, SCUSA provides a wide range of wholesale and retail financing services to our dealers and consumers in accordance with its usual and customary lending standards, under the Chrysler Capital brand name. The financing services include credit lines to finance our dealers’ acquisition of vehicles and other products that we sell or distribute, retail loans and leases to finance consumer acquisitions of new and used vehicles at our dealerships, financing for commercial and fleet customers, and ancillary services. In addition, SCUSA will work with dealers to offer them construction loans, real estate loans, working capital loans and revolving lines of credit.

Under the new financing arrangement, SCUSA has agreed to specific transition milestones for the initial year following launch. SCUSA has also agreed to use its best efforts to facilitate a smooth transition from our previous arrangements under the Auto Finance Operating Agreement with Ally Financial Inc., or Ally, which we refer to as the Ally Agreement, to the financing services provided under the SCUSA Agreement. If the transition milestones are met, or otherwise satisfactory to us, the SCUSA Agreement will have a ten-year term, subject to early termination in certain circumstances, including the failure by a party to comply with certain of its ongoing obligations under the SCUSA Agreement. In accordance with the terms of the agreement, SCUSA provided us an upfront, nonrefundable payment of $150 million in May 2013, which was recognized as deferred revenue and will be amortized over ten years. As of September 30, 2013, $144 million remained in Deferred Revenue in the accompanying Condensed Consolidated Balance Sheets.

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

The reconciliation of net income (loss) to Adjusted Net Income, Modified Operating Profit and Modified EBITDA is set forth below (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$464	$381	$1,137	$1,290
Plus:
Loss on extinguishment of debt	—	—	23	—

Adjusted Net Income	$464	$381	$1,160	$1,290

Plus:
Income tax expense	146	56	215	194
Net interest expense	247	261	755	794
Net pension, OPEB and other employee benefit costs (gains) other than service costs	3	10	(27)	(32)
Restructuring income, net	(1)	(6)	(12)	(54)
Other financial expense, net	3	4	14	9

Modified Operating Profit	862	706	2,105	2,201

Plus:
Depreciation and amortization expense	785	654	2,147	2,034
Less:
Depreciation and amortization expense for vehicles held for lease	(74)	(55)	(146)	(122)

Modified EBITDA	$1,573	$1,305	$4,106	$4,113

Net Industrial Debt

We compute Net Industrial Debt as total financial liabilities less cash and cash equivalents. We use Net Industrial Debt as a measure of our financial leverage and believe it is useful to others in evaluating our financial leverage.

The following is a reconciliation of financial liabilities to Net Industrial Debt (in millions of dollars):

	September 30, 2013	December 31, 2012
Financial liabilities (1)	$12,379	$12,603
Less: Cash and cash equivalents	(11,491)	(11,614)

Net Industrial Debt	$888	$989

(1)	Refer to Note 9, Financial Liabilities, of our accompanying condensed consolidated financial statements for additional information regarding our financial liabilities.

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

The following is a reconciliation of Net Cash Provided by (Used in) Operating and Investing Activities to Free Cash Flow (in millions of dollars):

	Nine Months Ended September 30,
	2013	2012
Net Cash Provided by Operating Activities	$2,610	$5,477
Net Cash Used in Investing Activities	(2,413)	(2,934)
Investing activities excluded from Free Cash Flow:
Change in loans and notes receivables	—	(1)
Financing activities included in Free Cash Flow:
Repayments of Gold Key Lease financing	—	(41)

Free Cash Flow	$197	$2,501

Ally Repurchase Obligation

In April 2013, the Ally Agreement was terminated. As described above, we have entered into a new private-label financing agreement with SCUSA.

In accordance with the terms of the Ally Agreement, we remain obligated to repurchase Ally-financed U.S. dealer inventory that was acquired on or before April 30, 2013 upon certain triggering events and with certain exceptions, in the event of an actual or constructive termination of a dealer’s franchise agreement, including in certain circumstances when Ally forecloses on all assets of a dealer securing financing provided by Ally. These obligations exclude vehicles that have been damaged or altered, that are missing equipment or that have excessive mileage or an original invoice date that is more than one year prior to the repurchase date.

As of September 30, 2013, the maximum potential amount of future payments required to be made to Ally under this guarantee was approximately $1.0 billion and was based on the aggregate repurchase value of eligible vehicles financed by Ally in our U.S. dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at September 30, 2013, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.

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

As of September 30, 2013, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $284 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at September 30, 2013, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.

Employees

The following summarizes the number of our salaried and hourly employees as of the dates noted below:

	September 30, 2013	December 31, 2012
Salaried	20,110	18,558
Hourly	52,459	46,977

Total	72,569	65,535

The increase in our total workforce during the nine months ended September 30, 2013 was primarily attributable to the hiring of manufacturing employees to support our current and anticipated production volumes, as well as additional engineering, research and development and other highly skilled employees to support our product development, sales, marketing and other corporate activities.

In the U.S. and Canada combined, substantially all of our hourly employees and approximately 20 percent of our salaried employees were represented by unions under collective bargaining agreements, which represented approximately 65 percent of our worldwide workforce as of September 30, 2013. The UAW and Unifor (which resulted from the merger of the National Automobile, Aerospace, Transportation and General Workers Union of Canada, or CAW, and the Communications, Energy and Paperworkers Union of Canada in September 2013) represent substantially all of these represented employees in the U.S. and Canada, respectively.

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

In March 2013, the FASB issued updated guidance to clarify a parent company’s accounting for the release of the cumulative translation adjustment into income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. We will comply with this guidance as of January 1, 2014, and we are evaluating the potential impact on our consolidated financial statements.

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

Critical Accounting Estimates

The accompanying condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. For a discussion of our critical accounting estimates, refer to Item 7 —Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Estimates and Item 8 —Financial Statements and Supplementary Data —Note 2, Basis of Presentation and Significant Accounting Policies, included in our 2012 Form 10-K. Other than as described below, there have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2013.

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

In assessing the realizability of deferred tax assets, we consider both positive and negative evidence. Concluding that a valuation allowance is not required is difficult when there is absence of positive evidence and there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. Cumulative losses in recent years are a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets.

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

Our deferred tax assets consist primarily of those of our subsidiaries in foreign jurisdictions. As we have previously disclosed, our subsidiaries in foreign jurisdictions are highly dependent on our North American operations, which consists primarily of our U.S. operations. Despite our recent financial results, we have not yet reached a level of sustained profitability for our U.S. operations. While we have been profitable in the U.S. for the nine months ended September 30, 2013 and the years ended December 31, 2012 and 2011, our financial performance history is somewhat limited. We have undergone significant changes in our capital structure, management and business strategies since our transaction with Old Carco LLC, or Old Carco, in 2009. We have also implemented several new product development programs. While we continue to improve our product portfolio, we need to continue to decrease our dependency on the pick-up truck, SUV and minivan markets. We are also reliant upon our alliance with Fiat to jointly develop vehicles and vehicle platforms, which is somewhat uncertain given Fiat’s own business and financial condition, as well as its revised business strategy for product development and manufacturing operations. We believe that our ability to realize the benefits of the alliance is critical for us to compete with our larger, more product-diversified and better-funded competitors. See Part II —Other Information —Item 1A —Risk Factors —Risks Related to our Business —We depend on the Fiat-Chrysler Alliance to provide new vehicle platforms and powertrain technologies, additional scale, global distribution and management resources that are critical to our viability and success, and —Certain arrangements with Fiat under the Fiat-Chrysler Alliance may result in diverging interests between us and Fiat, which may adversely affect our business, financial condition and results of operations, for a discussion of critical risks related to the Fiat-Chrysler Alliance. We concluded that negative evidence, including the lack of sustained profitability, outweighed our positive evidence as of December 31, 2012; therefore we maintained our valuation allowances on our net deferred tax assets of $1.2 billion.

We believe that sustained profitability may be demonstrated by certain factors, which may include a combination of the following over an extended period of time:

•	Continued positive progress on our 2010-2014 Business Plan, including achievement of a substantial portion of our 2013 financial and performance objectives;

•	Continued improvement in our product mix;

•	Increased sales outside of North America; and/or

•	Our ability to successfully launch vehicles, particularly those using a Fiat or jointly developed platform.

We have demonstrated progress towards the factors noted above. In the first half of 2013, we launched the 2014 Jeep Grand Cherokee and 2013 Ram Heavy Duty trucks, both of which have received several awards and are selling well in the market. In addition, we launched the 2014 Fiat 500L, which Fiat began contract manufacturing for us in May 2013, as well as the all-new 2014 Jeep Cherokee and 2014 Ram ProMaster in the second half of 2013, which were all developed in collaboration with Fiat. The Jeep Cherokee is based on the CUSW platform that we co-developed with Fiat and is based on a Fiat platform. We began shipping the 2014 Jeep Cherokee to dealers in late October 2013. The market acceptance and sales volumes of the Fiat 500L, Jeep Cherokee and Ram ProMaster will present an additional indication of our progress towards our 2013 financial and performance objectives, as well as our ability to successfully launch newly designed vehicles, and/or vehicles utilizing Fiat or jointly developed platforms. These vehicle launches will also provide an indicator of our continued improvement in our product mix.

While we believe that our alliance with Fiat has enabled us to accelerate our positive transformation by providing us access to smaller, more fuel efficient vehicles and technologies for vehicle segments where we have been historically underrepresented, there is uncertainty surrounding our alliance with Fiat, which could impact our long term success.

As a result, we do not believe that we have reached a level of sustained profitability and have maintained our valuation allowances on our net deferred tax assets as of September 30, 2013.

We expect that we will demonstrate cumulative profitability through the fourth quarter of 2013; however, the uncertainties surrounding our alliance with Fiat may impact our conclusion regarding our ability to reach sustained profitability. If we are able to reach sustained profitability, our conclusion regarding the need for valuation allowances on our net deferred tax assets with respect to our foreign subsidiaries could change, resulting in the reversal of a significant portion of the valuation allowances as early as the fourth quarter of 2013. We anticipate retaining approximately $200 million of our valuation allowances on the net deferred tax positions, primarily in certain foreign countries which we do not expect to be realized. In the reporting period in which the valuation allowance is released, we will record a significant tax benefit related to the release, which will result in a negative effective tax rate. Until such time, we will reverse a portion of the valuation allowance related to the corresponding realized tax benefit for that period, without changing our conclusions regarding the need for a full valuation allowance against the remaining net deferred tax assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Risk

In February 2013, the Venezuelan government announced a devaluation of the official exchange rate of the VEF relative to the USD from 4.30 VEF per USD to 6.30 VEF per USD. As a result of this devaluation, we recognized a $78 million foreign currency translation loss as a reduction to Revenues, Net in the accompanying Condensed Consolidated Statements of Income during the three months ended March 31, 2013. Subsequent to the devaluation, certain monetary liabilities, which had been submitted to the CADIVI for payment approval through the ordinary course of business prior to the devaluation date, were approved to be paid at an exchange rate of 4.30 VEF per USD. As a result, during the three and nine months ended September 30, 2013, we recognized foreign currency transaction gains in Revenues, Net, of $5 million and $21 million, respectively, due to these monetary liabilities being previously remeasured at 6.30 VEF per USD at the devaluation date. No other events occurred during 2013 that would further impact the VEF to USD official exchange rate.

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

Changes in Internal Control over Financial Reporting

We continuously monitor and evaluate changes in our internal control over financial reporting. In connection with our alliance with Fiat, and in support of our drive toward common global systems, we are replacing our current finance, procurement, and capital project and investment management systems with an SAP system that was developed leveraging the SAP system Fiat currently utilizes. Our new system is being implemented in two phases. The first phase was implemented as of January 1, 2013 and we began utilizing this system to record and report our 2013 financial results. As appropriate, we continue to modify the design and documentation of internal control processes and procedures relating to the new systems to simplify and automate many of our previous processes. Our management believes that the implementation of this system will continue to improve and enhance our internal controls over financial reporting. The second phase of the implementation is expected to occur on January 1, 2014. For additional information refer to Part II —Other Information —Item 1A —Risk Factors and Item 1A —Risk Factors in our 2012 Form 10-K.

There was no other change in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risk factors appearing under the caption —Item 1A —Risk Factors in our 2012 Annual Report on Form 10-K are hereby replaced and superseded in their entirety by the following:

We depend on the Fiat-Chrysler Alliance to provide new vehicle platforms and powertrain technologies, additional scale, global distribution and management resources that are critical to our viability and success.

In connection with the transaction approved under section 363 of the U.S. Bankruptcy Code, or the 363 Transaction, we entered into an alliance with Fiat, or the Fiat-Chrysler Alliance, in which Fiat became our principal industrial partner. The Fiat-Chrysler Alliance was a required component to the determination by the United States Department of the Treasury, or U.S. Treasury, that we could be a viable company and would be eligible for government funding as part of the 2009 restructuring of the U.S. automotive industry. The Fiat-Chrysler Alliance is intended to provide us with a number of long-term benefits, including access to new vehicle platforms and powertrain technologies, particularly in smaller, more fuel-efficient segments where we historically did not have a significant presence, as well as procurement benefits, management services and global distribution opportunities. The Fiat-Chrysler Alliance is also intended to facilitate our penetration into many international markets where we believe our products would be attractive to consumers, but where we historically did not have significant penetration or existing dealer and distribution networks.

We believe that our ability to realize the benefits of the Fiat-Chrysler Alliance is critical for us to compete with our larger and better-funded competitors. If we are unable to convert the opportunities presented by the Fiat-Chrysler Alliance into long-term commercial benefits, either by improving sales of our vehicles and service parts, reducing costs or both, and reducing our reliance on North American vehicle sales, our financial condition and results of operations may be materially adversely affected.

Because of our dependence on the Fiat-Chrysler Alliance, any adverse development in the Fiat-Chrysler Alliance could have a material adverse effect on our business, financial condition and results of operations. For instance, the Fiat-Chrysler Alliance may not bring us its intended benefits, or there may be adverse changes in the Fiat-Chrysler Alliance due to disagreements between the parties or changes in circumstances at Fiat or at our Company.

In accordance with our contractual obligations to the VEBA Trust, we have filed a registration statement with the U.S. Securities and Exchange Commission relating to the proposed public offering of a portion of our common shares held by the VEBA Trust. We refer to this proposed public offering as the Proposed Offering. Fiat has informed us that it is evaluating the various potential impacts that the Proposed Offering and the consequential introduction of public stockholders may have on its views of the Fiat-Chrysler Alliance, and as such, is considering whether or not to continue expanding the Fiat-Chrysler Alliance beyond its existing contractual commitments in accordance with historical practice and as envisioned by the Company’s 2010-2014 Business Plan. If Fiat becomes unwilling to work with us beyond the scope of its existing contractual obligations, there may be a material adverse effect on our business, financial condition and results of operations. See —Fiat has indicated that following completion of the Proposed Offering it may not continue expansion of the Fiat-Chrysler Alliance beyond Fiat’s existing contractual commitments, which could have a material adverse effect on our business, financial condition and results of operations.

The Fiat-Chrysler Alliance exposes us indirectly to risks associated with Fiat’s own business and financial condition. Although Fiat has executed its own significant industrial restructuring and financial turnaround, it, like us, remains smaller and less well-capitalized than many of its principal competitors in its home market and globally, and Fiat has historically operated with more limited capital than many other global automakers. Moreover, Fiat’s sales and revenue have been negatively affected by the continuing economic weakness in several European countries, especially in its domestic market, Italy. Like other manufacturers and suppliers in Europe, Fiat has considerable excess manufacturing capacity. As a result, Fiat has significantly revised its business plan, including its planned focus for product development and manufacturing operations. If this revised business plan affects Fiat’s ability to fulfill its obligations under, or otherwise impairs its dedication to, the Fiat-Chrysler Alliance or otherwise diverts management or operational attention away from our alliance, we may not realize all of the benefits we anticipate from the Fiat-Chrysler Alliance, which would adversely affect our financial condition and results of operations.

A termination of the Fiat-Chrysler Alliance would likely have a material adverse effect on us. Fiat may terminate the master industrial agreement, the contractual basis for our alliance, and related ancillary agreements at any time on 120 days’ prior written notice and without stockholder approval. In addition, either we or Fiat may terminate the master industrial agreement and related ancillary agreements if the other party either commits a breach that is material, considering all ancillary agreements taken as a whole, or in the event of certain bankruptcy, liquidation or reorganization proceedings. Although each party would be required to continue to provide certain distribution services and technology rights and other items provided under the agreement for certain transition periods, any such termination would likely cause at least temporary disruptions to our business as well as the loss of significant long-term benefits.

Fiat’s significant control over our management, operations and corporate decisions may allow Fiat to take actions that are not in our best interests.

Chrysler Group LLC’s governance documents accord significant management oversight and governance rights to Fiat. Fiat currently holds a majority ownership interest in us, and has the right to appoint a majority of our board of directors, or the Board. In addition, Fiat has, through its nomination and election of a non-independent Board member, the right to approve a range of actions including capital investments that exceed $250 million and certain other transactions that deviate from Chrysler Group’s 2010-2014 Business Plan as approved by the Board or annual operating budgets approved by the Board. If Fiat were to choose not to approve any of these actions, we may be unable to make investments or enter into other arrangements and transactions we feel are necessary to meet our short- and long-term business objectives. Such decisions by Fiat may adversely affect our business, financial condition and results of operations. As a result, Fiat has the ability to control our management and operations, including with respect to significant corporate transactions such as mergers and acquisitions, asset sales, borrowings, issuances of securities and our dissolution, as well as amendments to our organizational documents. Fiat’s control has been subject only to a requirement in Chrysler Group LLC’s governance documents that the Board and the Company must have the consent of the VEBA Trust to make certain major decisions, if they both adversely and disproportionately affect the VEBA Trust as a member, and that any transaction by Chrysler Group with Fiat in excess of $25 million must be approved by a majority of disinterested members of the Board. Despite processes we have implemented to guard against conflicts of interest (including such actual or perceived conflicts of interest described below) and to review affiliate transactions, Fiat may take actions or cause the Company to take actions that are not in the best interests of the Company or that disproportionately benefit Fiat as compared to us.

Certain of our executive officers and employees serve in similar roles for Fiat, which may result in conflicts of interest for our management.

We benefit from the significant management experience of Fiat’s leadership team. Our current Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer serve in those same roles for Fiat. In addition, our current Chief Executive Officer, Chief Financial Officer and certain of our other executive officers and employees serve on a Fiat executive management committee (the Group Executive Council, or GEC) formed to oversee the management and integration of all Fiat interests, including its interest in Chrysler Group. Chrysler Group executives who serve on the GEC owe duties to Chrysler Group and therefore may have conflicts of interest with respect to matters involving both companies. Moreover, although the GEC cannot contractually bind Chrysler Group, and recommendations made by the GEC to Chrysler Group, including transactions with Fiat affiliates, are subject to our own internal review and approval procedures, these potential conflicts may still affect us.

Moreover, in addition to serving as Chief Executive Officer of both Fiat and Chrysler Group, Mr. Marchionne also serves as Chairman or Chief Executive Officer for key Fiat subsidiaries including Fiat Group Automobiles S.p.A., or Fiat Group Automobiles, and for other current or former affiliates of Fiat, including CNH Industrial N.V., or CNH Industrial, which operates the capital goods business formerly owned by Fiat. Mr. Marchionne has not received any salary compensation from us for serving as our Chief Executive Officer other than the compensation provided to our directors generally.

We do not have a specified allocation of required time and attention for Mr. Marchionne, our Chief Financial Officer or certain other members of management. If any of them allocates more of their time and attention to non-Chrysler matters, our business, financial condition and results of operations may suffer.

For so long as Fiat has the right to designate a director, the appointment of our Chief Executive Officer will require the prior approval of Fiat, and the Chief Executive Officer cannot be removed or replaced without Fiat approval.

Further, Fiat has expressed its desire to acquire all of our outstanding equity or otherwise create a simplified, unified capital structure through the acquisition of the minority ownership in us held by the VEBA Trust, a portion of which the VEBA Trust intends to sell in the Proposed Offering. Completion of the Proposed Offering will prevent or delay Fiat from meeting its objective, and Fiat has stated that it believes a publicly-traded Chrysler Group will prevent or delay the full realization of the benefits of the Fiat-Chrysler Alliance. Fiat has informed us that it is reconsidering the benefits and costs of further expanding its relationship with us and the terms on which Fiat would continue the sharing of technology, vehicle architectures and platforms, distribution networks, production facilities and engineering and management resources. In light of Fiat’s concern that the full realization of the benefits of the Fiat-Chrysler Alliance may be prevented or delayed, Fiat therefore may also exercise its governance rights in a manner that it perceives will enhance the value of the Fiat-Chrysler Alliance to Fiat, rather than to Chrysler. This could include decisions on capital preservation or allocation, investments and location of production facilities and other operational decisions. There can be no guarantee that Fiat will not pursue such a plan to achieve its objectives.

Certain arrangements with Fiat under the Fiat-Chrysler Alliance may result in diverging interests between us and Fiat, which may adversely affect our business, financial condition and results of operations.

We have entered into a number of agreements with Fiat to implement and extend the Fiat-Chrysler Alliance. Under these agreements, we and Fiat have each agreed to provide the other with goods, services and other resources. We expect to enter into additional agreements in connection with the Fiat-Chrysler Alliance from time to time. Although we believe that these arrangements facilitate cooperation and mutual dependence between the two companies, conflicts may arise in the performance of the parties’ obligations under these agreements or in the interpretation, renewal or negotiation of these arrangements. Although the terms of any such transactions with Fiat will be established based upon negotiations between us and Fiat and, with respect to all transactions involving aggregate payments in excess of $25 million, will be subject to the approval of the “disinterested” members of the Board, the terms of any such transactions may not be as favorable to us as we may otherwise have obtained in a transaction with a party other than Fiat, particularly in future transactions, when our use of shared vehicle platforms have become significantly overlapped and our joint procurement and engineering efforts have become further integrated. In addition, while our senior secured credit agreement and the indenture governing the Secured Senior Notes (as defined herein) include covenants requiring certain approval processes for transactions between us and Fiat, compliance with these covenants may not prevent us from entering into transactions that are or turn out to be, particularly with the benefit of future hindsight, unfavorable to us. In connection with the offering, Fiat has advised us that it intends to establish a management committee to evaluate and, if appropriate, approve material related party transactions between Fiat and Chrysler Group, to ensure that they are fair and in the best interest of Fiat. The operations of these overlapping governance processes may make future agreements to implement or extend the Fiat-Chrysler Alliance more difficult or time consuming to complete, which may delay or prevent implementation of these arrangements, which in turn may adversely affect our business, financial condition and results of operations.

Further, the business plan and related performance targets we announced on November 4, 2009 for the 2010 through 2014 period, or the 2010-2014 Business Plan, and our operations, have become significantly intertwined with those of Fiat, and we rely heavily upon Fiat for joint procurement, contract manufacturing, international distribution and engineering and technological development. As a result, unwinding our industrial relationship for any reason would likely have a material adverse effect on our business, financial condition and results of operations. Further, certain of our vehicles have been designed to be used with components and parts supplied by Fiat, its affiliates or third-party suppliers that have traditionally had long-standing relationships with Fiat, further concentrating our choice of suppliers in any vehicle program. As with any supplier, the cost of components or parts from Fiat may increase or the certainty of their supply may be subject to limits, and in these circumstances, it may be difficult to replace Fiat’s components and parts with those of another supplier on short notice or at a competitive cost. See —We depend on the Fiat-Chrysler Alliance to provide new vehicle platforms and powertrain technologies, additional scale, global distribution and management resources that are critical to our viability and success above and —If our suppliers fail to provide us with the raw materials, systems, components and parts that we need to manufacture our automotive products, our operations may be disrupted which would have a material adverse effect on our business, below.

As a distributor of Fiat vehicles, we also depend on Fiat for the supply of vehicle inventory of certain Fiat products. Further, beginning with the production of the all-new Fiat 500L, Fiat contract manufactures some of the vehicles we sell from which we derive original equipment manufacturer, or OEM, profits. If Fiat’s supply of vehicles to us is disrupted, or if consumer demand for Fiat vehicles changes, our revenue from the distribution and sales of Fiat vehicles could be adversely affected. See —We depend on the Fiat-Chrysler Alliance to provide new vehicle platforms and powertrain technologies, additional scale, global distribution and management resources that are critical to our viability and success, above.

Additionally, those Fiat vehicles that we sell in the U.S. are included in our Corporate Average Fuel Economy, or CAFE, fleet compliance report we submit to the National Highway Traffic Safety Administration, or NHTSA, pursuant to the Energy Independence and Security Act, or EISA, as well as in our fleet compliance report we submit to the Environmental Protection Agency, or EPA, pursuant to the MY 2012-2016 Light Duty Vehicle Greenhouse Gas Rule. A disruption of Fiat’s supply of such vehicles, or of technology or powertrains, to us could have an effect on the model year average fuel economy ratings of our fleet, which, in turn, could affect consumer perception of our company and our sales. Similarly, Fiat could seek to be compensated by us in the future for any savings we find in including sales of Fiat vehicles in our CAFE fleet compliance reports.

Finally, not only may such arrangements result in actual or perceived conflicts of interest, but as both parties pursue cost savings through joint procurement, contract manufacturing and engineering and technological development, we each become more reliant on the other and may become exposed to any risks to each other’s business and financial condition, or may disagree as to the best method to share any benefits, which may in turn exacerbate the potential for conflicts of interest.

Our profitability depends on reaching certain minimum vehicle sales volumes. If vehicle sales deteriorate, our results of operations and financial condition will suffer.

Our success requires us to achieve certain minimum vehicle sales volumes. As is typical for an automobile manufacturer, we have significant fixed costs and, therefore, changes in our vehicle sales volume can have a disproportionately large effect on profitability. In addition, we generally receive payments from vehicle sales to dealers in North America within a few days of shipment from our assembly plants, whereas there is a lag between the time we receive parts and materials from our suppliers and the time we are required to pay for them. As a result, we tend to operate with working capital supported by these terms with our suppliers, and therefore if vehicle sales decline we will suffer a significant negative impact on our cash flow and liquidity. If our vehicle sales do not continue to increase, or if they were to decline to levels significantly below our assumptions, due to financial crisis, renewed recessionary conditions, changes in consumer confidence, geopolitical events, inability to produce sufficient quantities of certain vehicles, limited access to financing or other factors, our financial condition and results of operations would be materially adversely affected.

Economic weakness, including elevated unemployment levels, has at times adversely affected our business, particularly in our principal market, North America. If economic conditions do not continue to improve, or if they weaken, or if unemployment levels do not improve at the same pace as general economic conditions, our results of operations could be negatively affected. Additionally, North American demand for vehicles has steadily increased from 2010; however, that increase may be partially attributable to the average age of vehicles on the road following the sustained downturn from 2007 to 2010 and historically low industry sales in 2011. To the extent the increase in vehicle demand is attributable to pent-up demand rather than overall economic growth, future vehicle sales may lag behind improvements in general economic conditions or employment levels.

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

Current financial conditions and, in particular, unemployment levels and relatively low consumer confidence levels risk placing significant economic pressures on consumers and our dealer network and may negatively impact our vehicle sales going forward. Any significant further deterioration in economic conditions may further impair the demand for our products, and our financial condition and results of operations could be materially and adversely affected. Further, even if economic conditions stabilize or improve, a corresponding increase in vehicle sales may not occur due to other factors such as rising interest rates (see —Vehicle sales depend heavily on adequacy of vehicle financing options, which have been at historically low interest rates. To the extent that interest rates for vehicle financing rise, consumers may be unable to afford vehicles as a result of higher interest payments, or we may need to increase our use of subvention programs to maintain or increase our vehicle sales, either of which would adversely affect our financial condition and results of operations, below), changes in consumer spending habits and other factors, or the failure of unemployment levels to improve at the same pace as general economic conditions, which may constrain demand for our products and adversely affect our financial condition and results of operations.

As in prior years, in 2012, approximately 90 percent of our vehicle sales were to customers in the U.S., Canada and Mexico. In the U.S., where we sell most of the vehicles we manufacture, industry-wide vehicle sales declined from 16.5 million vehicles in 2007 to 10.6 million vehicles in 2009. After several years of gradual economic recovery, U.S. vehicle sales reached 14.8 million in 2012, and Chrysler Group’s U.S. sales exceed Old Carco’s U.S. sales for 2008. We believe the growth in our sales occurred largely because of our significant investments in vehicle design, engineering and manufacturing through which we broadened and upgraded our product portfolio. Overall, however, economic recovery in North America has been slower and less robust than many industry analysts predicted. This limited recovery in vehicle sales may not be sustained. For instance, renewed weakness in the U.S. new home construction market would likely depress sales of pick-up trucks, one of our strongest selling products, representing approximately 17 percent of our U.S. vehicle sales in 2012 and 19 percent of our U.S. vehicle sales in the nine months ended September 30, 2013. In addition, such recovery may be partially attributable to the pent-up demand and average age of vehicles on the road following the extended economic downturn so there can be no assurances that continuing improvements in general economic conditions or employment levels will lead to corresponding increases in industry-wide vehicles sales. As a result, we may experience further declines in vehicle sales in the future, and we may not realize a sufficient return on the investments we have made or that we plan to make in the future. As a result, our financial condition and results of operations would be materially affected.

Although we are increasing our vehicle sales outside of North America, we anticipate that our results of operations will continue to depend substantially on vehicle sales in the North American markets. Our vehicle sales in North America will therefore continue to be critical to our plans to maintain and improve current levels of profitability. Our principal competitors, including General Motors Company, Ford Motor Company and Toyota Motor Sales, U.S.A., Inc., however, are more geographically diversified and are less dependent on sales in North America. As a result, any decline in demand in the North American market would have a disproportionately large negative effect on our vehicle sales and profitability relative to our principal competitors, whose vehicle sales are not similarly concentrated.

We may not be successful in increasing our vehicle sales outside of North America, and if we do increase our vehicle sales outside of North America we will be exposed to additional risks of operating in different regions and countries.

We generate a small, but growing, proportion of our vehicle sales outside of North America, with approximately 10 percent of our vehicle sales occurring outside North America in 2012 and the nine months ended September 30, 2013. Currently we have very limited manufacturing operations outside of North America and substantially rely on exporting vehicles made in North America to generate vehicles sales outside of North America. This makes us particularly vulnerable to increases in import restrictions and other trade barriers as well as foreign currency exchange rate changes. For example, Brazil’s decision to abrogate its free trade agreement with Mexico and impose import quotas has impacted our plans to leverage our manufacturing capacity in Saltillo, Mexico, where we will make the all-new ProMaster commercial van as part of our Ram lineup, to manufacture additional commercial vans for Fiat to sell under the Ducato name plate in Brazil. One of our longer-term strategic objectives is to capitalize on opportunities presented by the Fiat-Chrysler Alliance, and we intend to actively pursue growth opportunities in a number of markets outside North America. To the extent that we seek to leverage Fiat’s international network and reach, we may have conflicts with Fiat as to the appropriate allocation of risks and benefits of growing in international markets. On the other hand, if we seek to expand internationally on our own, we may be unable to profitably capitalize on opportunities that may arise in light of the significant capital requirements and other risks of expanding internationally, particularly from a low base.

Expanding our operations and vehicle sales internationally may subject us to additional regulatory requirements and cultural, political and economic challenges, including the following:

•	securing relationships to help establish our presence in local markets, including distribution and vehicle finance relationships;

•	hiring and training personnel capable of marketing our vehicles, supporting dealers and retail customers, and managing operations in local jurisdictions;

•	identifying and training qualified service technicians to maintain our vehicles, and ensuring that they have timely access to diagnostic tools and parts;

•	localizing our vehicles to target the specific needs and preferences of local consumers, including with respect to vehicle safety, fuel economy and emissions, which may differ from our traditional retail customer base in North America;

•	implementing new systems, procedures and controls to monitor our operations in new markets;

•	multiple, changing and often inconsistent enforcement of laws and regulations;

•	satisfying local regulatory requirements, including those for vehicle safety, content, fuel economy or emissions;

•	competition from existing market participants that have a longer history in, and greater familiarity with, the local markets we enter;

•	differing labor regulations and union relationships;

•	consequences from changes in tax laws;

•	tariffs and trade barriers;

•	laws and business practices that favor local competitors;

•	anti-corruption and anti-bribery laws;

•	fluctuations in currency exchange rates;

•	extended payment terms and the ability to collect accounts receivable;

•	imposition of limitations on conversion of foreign currencies into U.S. dollars, or USD, or remittance of dividends and other payments by foreign subsidiaries; and

•	changes in a specific country’s or region’s political or economic conditions.

For example, the Venezuelan legislature has recently approved a law, which is awaiting final enactment and publication, that imposes price controls on new and used vehicles in an attempt to slow inflation. Once enacted, the new law would make it unlawful to sell a new or used vehicle above the maximum price set for such vehicle by the Venezuelan government. In addition to the limitation on our ability to access and transfer liquidity out of Venezuela as a result of certain Venezuelan foreign currency exchange regulation, see —Laws, regulations or governmental policies in foreign countries may limit our ability to access our own funds, below, such cap on vehicle prices and the general economic and political instability in Venezuela may significantly limit our ability to continue our existing operations in Venezuela.

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

Meeting our objective of increasing our vehicle sales outside North America is largely dependent upon access to Fiat’s network of distribution arrangements, manufacturing capacity and local alliance partners.

We are heavily focused on North America and have not yet been able to establish any significant presence in some of the fastest growing automotive markets, specifically China, India and Brazil. To capitalize on growth opportunities in markets outside North America profitably, we will likely need to leverage Fiat’s infrastructure of distribution arrangements, manufacturing facilities and local alliance partners because the alternative of developing our own infrastructure would be time consuming, capital intensive, inefficient and risk prone.

Our international growth ambitions may conflict with Fiat’s interests in the regions in which we may wish to increase sales, particularly in Latin America where Fiat has a history of successful operations and in other emerging markets, such as China, where Fiat has invested significant resources to develop local infrastructure and alliance partners to facilitate its own successful product launches.

Fiat may seek to recoup some of its historic investment in developing these markets in connection with providing us access to Fiat’s infrastructure or relationships in these international markets which may make our efforts to increase sales in these regions less profitable. We may also be unable to successfully implement our international growth strategy alongside Fiat on terms that do not disproportionately benefit Fiat.

Our future success depends on our continued ability to introduce new and refreshed vehicles that appeal to a wide base of consumers and to respond to changing consumer preferences, quality demands, economic conditions, and government regulations. In addition, we must continue to successfully and timely execute our ambitious launch program designed to substantially refresh and expand our vehicle portfolio, to realize a return on the significant investments we have made, to sustain market share and to achieve competitive operating margins.

Until 2011, our vehicle portfolio had fewer new or significantly refreshed vehicle models than many of our competitors, largely due to capital constraints experienced by Old Carco over the period from 2007 to 2009 and in the years immediately preceding that period. Our relative lack of new or significantly refreshed product offerings during this period continues to have an adverse effect on our vehicle sales, market share, average selling price and profitability. Until the launch of the Dodge Dart in 2012, we did not have an entry in the compact sedan segment, which is the second largest vehicle segment in the U.S. In addition, we did not have competitive entries in either the mid-size sedan segment (the largest segment in the U.S.) or mid-size SUV, segment (the largest SUV segment in the U.S.). Since we began operations in mid-2009, we have significantly upgraded, updated and broadened our product offerings to meet consumers’ changing demands and expectations. In order to meet these goals, we invested heavily in vehicle, engine and powertrain design, engineering and manufacturing. These investments have accelerated in 2012 and 2013, reducing our Free Cash Flow significantly. Our ability to realize acceptable returns on these investments will depend in large part on consumers’ acceptance of our new or significantly refreshed vehicles, as well as our ability to timely complete the aggressive launch schedule we have planned without sacrificing quality. See —Vehicle defects may delay vehicle launches, or increase our warranty costs, below. For a description of our Free Cash Flow, see Management’s Discussion and Analysis of Financial Condition and Results of Operations —Non-GAAP Financial Measures in this report.

We undertake significant market research and testing prior to developing and launching new or significantly refreshed vehicles. Nevertheless, market acceptance of our products depends on a number of factors, many of which are outside of our control and require us to anticipate consumer preferences and competitive products several years in advance. These factors include the market perception of styling, safety, reliability, capability and cost of ownership of our vehicles as compared to those of our competitors, as well as other factors that affect demand, including price competition and financing or lease programs. If we fail to continue to introduce new and/or significantly refreshed vehicles that can compete successfully in the market, or if we fail to successfully reduce our concentration in vehicle segments with declining consumer preferences, our financial condition and results of operations could deteriorate.

Competition has traditionally been intense in the automotive industry and has intensified further in recent years, including in the utility vehicle, minivan and truck segments that historically have represented most of our U.S. vehicle sales. For 2012 and the nine months ended September 30, 2013, these segments accounted for approximately 70 percent and 68 percent, respectively, of our vehicle sales in the U.S. whereas, for the overall U.S. market, utility vehicle, minivan and truck sales accounted for only about 52 percent and 53 percent, respectively. In prior years, our competitors had been successful in introducing new vehicles in these segments that have taken market share away from us. At times, consumer preference has shifted away from these vehicles, many of which have relatively low fuel economy, due to elevated fuel prices, environmental concerns, economic conditions, governmental actions or incentives, and other reasons, adversely affecting our overall market share and profitability. Despite our heavy cadence of new vehicle introductions since mid-2009, we still have fewer competitive passenger cars and utility vehicles, particularly smaller, fuel-efficient vehicles, than our competitors. Therefore, a return to higher fuel prices, continued volatility in fuel prices or fuel shortages, particularly in the U.S. could have a disproportionate effect on our vehicle sales as compared to our competitors.

If our new or significantly refreshed products are not received favorably by consumers, our vehicle sales, market share and profitability will suffer. If we are required to cut capital expenditures due to insufficient vehicle sales and profitability or if we decide to reduce costs and conserve cash, our ability to continue our program of improving and updating our vehicle portfolio and keeping pace with product and technological innovations introduced by our competitors will be diminished, which may further reduce demand for our vehicles.

Product development cycles can be lengthy, and there is no assurance that new designs will lead to revenues from vehicle sales, or that we will be able to accurately forecast demand for our vehicles, potentially leading to inefficient use of our production capacity, which could harm our business.

It generally takes two years or more to design and develop a new product, and there may be a number of factors that could lengthen that schedule. Because of this product development cycle and the various elements that may contribute to consumers’ acceptance of new vehicle designs, including competitors’ product introductions, fuel prices, general economic conditions, changes in perceptions about our brands’ images and changes in styling preferences, we cannot be certain that an initial product concept or design that appears to be attractive will result in a production model that will generate sales in sufficient quantities and at high enough prices to be profitable. If our designs do not result in the development of products that are accepted in the market, our financial condition and results of operations may be adversely affected. Additionally, our high proportion of fixed costs, both due to our significant investment in property, plant and equipment as well as the requirements of our collective bargaining agreements, which limit our flexibility in quickly calibrating personnel costs to changes in demand for our products, further exacerbate the risks associated with incorrectly assessing demand for our vehicles.

The North American automotive industry has undergone substantial restructuring over the past several years, resulting in widespread consolidation among vehicle manufacturers and suppliers. This restructuring was aimed largely at reducing the substantial excess capacity that existed throughout the automotive supply chain prior to 2009. While the industry’s successful reduction in capacity has lowered break-even production rates, many companies are still adjusting to these changes and have limited access to capital. Accordingly, there is currently little available capacity for certain materials, parts and components to respond in the short term to an unanticipated increase in demand. For the past three years, we have encountered challenges in our operations with:

•	Our ability to rapidly increase production levels inhibited by our suppliers’ inability to provide greater than forecasted volumes of raw materials and components, and those suppliers’ inability to increase their own production rapidly enough to meet our demand, particularly in light of our industry’s focus on just-in-time inventory systems;

•	Launch delays for certain of our vehicles, particularly the Jeep Grand Cherokee, Ram Heavy Duty and Jeep Cherokee in 2013, partially due to our plants and suppliers operating at or in excess of full capacity, causing lost production compared to our original planning assumptions; and

•	Increased costs due to employee overtime, expedited procurement of raw materials and parts, component banking costs, and other expenditures, all of which have driven up costs for manufacturing and logistics and, which, if not addressed, may further impact our profitability over the long term.

These rapid increases in manufacturing volumes may also adversely affect our manufacturing quality, partly due to the challenge of hiring, training and overseeing a growing workforce. Such downturns in quality could delay production and deliveries, or could generate product recalls and warranty claims. These results could reduce our margins and adversely impact consumer satisfaction. In addition, we may not be able to properly repair or maintain our equipment in these conditions, which could cause us to lose valuable manufacturing capability in the long run.

If, on the other hand, demand does not develop as we forecast, we could have excess inventory, and we may need to increase sales incentives to sell off inventory, and/or take impairments or other charges. Furthermore, increases in manufacturing volumes to meet forecasted demand may require increases in fixed and other costs, and without a corresponding increase in vehicle sales, our profitability and cash flow could decline. Lower than forecasted demand could also result in excess manufacturing capacity and reduced manufacturing efficiencies, which could reduce margins and profitability.

Constraints on our ability to increase production capacity using our existing manufacturing facilities may limit our vehicle sales and growth opportunities without significant capital expenditures to increase our manufacturing capacity.

Our ability to increase vehicle sales depends on our manufacturing facilities’ capacity to meet demand for our vehicles. If we are not able to adjust our manufacturing capacity to meet rising demand for our products, our prospects for growth and our operating results will be adversely affected. In 2012, our North American assembly manufacturing facilities were operating, on average, at 106 percent of Harbour capacity (the capacity of two eight-hour shifts a day for 235 workdays per year, a common manufacturing metric of productivity) and some of our manufacturing facilities have already reached their maximum production capacity (three shifts or crews and maximum overtime). In the future, we may only be able to increase our vehicle output for certain vehicles by making significant capital investments in new or expanded manufacturing facilities, or by relying on available manufacturing capacity of other parties —including Fiat —however our ability to use such manufacturing capacity of other parties is dependent on such other parties having open capacity that they do not have plans to utilize, and is also dependent on our ability to reach agreement with such parties on commercial terms and conditions, including economics, for the use of such manufacturing capacity.

Our ability to achieve cost reductions and to realize production efficiencies is critical to maintaining our competitiveness and long-term profitability.

We are continuing to implement a number of cost reduction and productivity improvement initiatives in our automotive operations, through the Fiat-Chrysler Alliance and otherwise, including, for example, increasing the number of our vehicles that are based on common platforms, reducing our dependence on sales incentives offered to dealers and consumers, leveraging our purchasing capacity and volumes with Fiat’s and implementing World Class Manufacturing, or WCM, principles. Our future success depends upon our ability to implement these initiatives throughout our operations. In addition, while some of the productivity improvements are within our control, others depend on external factors, such as commodity prices, supply capacity limitations, or trade regulation. These external factors may impair our ability to reduce our costs as planned, and we may sustain larger than expected production expenses, materially affecting our business and results of operations. Furthermore, reducing costs may prove difficult due to our focus on introducing new and improved products in order to meet consumer expectations.

The automotive industry is highly competitive. Our competitors’ efforts to increase their share of vehicle sales could have a significant negative impact on our vehicle pricing, market share and operating results.

The automotive industry is highly competitive, particularly in the U.S., our primary market. Our competitors, particularly those who are better capitalized, with larger market shares and with captive finance companies, may respond to negative market conditions by not only adding vehicle enhancements and offering option package discounts to make their vehicles more attractive but also providing subsidized financing or leasing programs, offering price rebates or other sales incentives or by reducing vehicle prices in certain markets. We may not be able to take similar actions or be able to sustain such actions without significantly eroding our margins and financial performance even if we are able to maintain market share. In addition, manufacturers in countries such as China and India, which have lower production costs, have announced that they intend to export lower-cost automobiles to established markets, including North America. With excess manufacturing capacity growing in Europe, historically higher-priced, desirable vehicles from that region may become available for sale in North America at lower prices. These actions have had, and are expected to continue to have, a significant negative impact on our vehicle pricing, market share, and operating results, and present a significant risk to our ability to improve or even maintain our average selling price per vehicle.

Offering desirable vehicles that appeal to consumers can mitigate the risks of increased price competition, but vehicles that are perceived to be less desirable, whether in terms of price, quality, styling, safety, fuel efficiency or other attributes, can exacerbate these risks.

Dealer sourcing and inventory management decisions could adversely affect sales of our vehicles and service parts.

We sell most of our vehicles and service parts through our dealer network. Our vehicle and service part sales depend on the willingness and ability of our dealer network to purchase vehicles and service parts for resale to consumers. Our dealers’ willingness and ability to make these purchases depends, in turn, on the rate of their retail vehicle sales, as well as the availability and cost of capital and financing necessary for dealers to acquire and hold inventories for resale. The dealers carry inventories of vehicles and service parts in their ongoing operations and they adjust those inventories based on their assessment of future sales prospects, their ability to obtain wholesale financing and other factors. Certain of our dealers may also carry products or operate separate dealerships that carry products of our competitors and may focus their inventory purchases and sales efforts on products of our competitors due to industry and product demand or profitability. These inventory and sourcing decisions can adversely impact our sales, financial condition and results of operations.

Availability of adequate financing on competitive terms for our dealers and consumers is critical to our success. Our lack of a captive finance company could place us at a competitive disadvantage to other automakers that may be able to offer consumers and dealers financing and leasing on better terms than our customers and dealers are able to obtain. In lieu of a captive finance company, we will depend on our relationship with SCUSA to supply a significant percentage of this financing, and we continue to depend on our former partner, Ally, as we transition to the new SCUSA relationship.

Our dealers enter into wholesale financing arrangements to purchase vehicles from us to hold in inventory to facilitate vehicle sales, and retail customers use a variety of finance and lease programs to acquire vehicles. Leasing volumes for our vehicles are significantly below market levels. Our inability to offer competitive leases may negatively impact our vehicle sales volumes and market share. Our results of operations therefore depend on establishing and maintaining appropriate sources of financing for our dealers and retail customers.

Unlike most of our competitors who operate and control affiliated finance companies, we do not have a finance company dedicated solely to our operations. Our competitors with dedicated or wholly-owned finance companies may be better able to implement financing programs designed principally to maximize vehicle sales in a manner that optimizes profitability for them and their finance companies on an aggregate basis, including with respect to the amount and terms of the financing provided. If such competitors offer retail customers and dealers financing and leasing on better terms than our dealers are able to obtain, consumers may be more inclined to purchase or lease our competitors’ vehicles and our competitors’ dealers may be better able to stock our competitors’ products, each of which could adversely affect our results of operations. In addition, unless financing arrangements other than for retail purchase continue to be developed and offered by banks to retail customers in Canada, our lack of a captive finance company could present a competitive disadvantage in Canada, since banks are restricted by law from providing retail lease financing in Canada.

On May 1, 2013, SCUSA began serving as our private-label financing provider under the Chrysler Capital brand name and managing retail and wholesale financing needs for our dealers and retail customers following the termination of our relationship with Ally in April 2013. Our decision to transition our financing services relationship to SCUSA and to develop a private-label financing solution subjects us to significant risks, particularly in the short term as SCUSA ramps up its operations to serve the financing needs of our dealers and retail customers. If SCUSA is unable to timely provide an acceptable level of service including response time, approval rates and a full range of competitive financing products at competitive rates, our vehicle sales may suffer. As of September 30, 2013, SCUSA was providing wholesale lines of credit to less than two percent of our dealers in the U.S. and as of December 31, 2012, Ally was providing wholesale lines of credit to approximately 51 percent of our dealers in the U.S. Ally has continued to provide dealer financing since the termination of our relationship with them, though they are no longer obligated to provide such financing. In accordance with the terms of the Ally Agreement, we remain obligated to repurchase Ally-financed U.S. dealer inventory that was acquired on or before April 30, 2013 upon certain triggering events and with certain exceptions. As of September 30, 2013, the maximum potential amount of future payments required to be made to Ally under this guarantee was approximately $1.0 billion and was based on the aggregate repurchase value of eligible vehicles financed by Ally in our U.S. dealer stock. The fair value of the guarantee was less than $0.1 million at September 30, 2013.

Any financing services provider, including SCUSA, will face other demands on its capital, including the need or desire to satisfy funding requirements for dealers or customers of our competitors as well as liquidity issues relating to other investments. Furthermore, SCUSA is highly dependent on its relationship with Banco Santander, S.A. for funding. Also, because SCUSA is not a depository institution, SCUSA does not have access to low cost insured deposit funding, but is subject to certain state licensing regimes and various operational compliance requirements that lenders who are depository institutions do not face. SCUSA is sensitive to regulatory changes that may increase its costs through stricter regulations or increased fees pursuant to such regulations. If SCUSA fails to adequately comply with regulations, or faces a significant increase in compliance costs or fees, SCUSA’s ability to provide competitive financing products to our dealers and retail customers may suffer. Therefore, SCUSA may not have the capital and liquidity necessary to support our vehicle sales, and even with sufficient capital and liquidity, they may apply lending criteria in a manner that will adversely affect our vehicle sales.

Additionally, a relatively high percentage of the customers who seek financing may not qualify for conventional automotive finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. If interest rates increase substantially or if financing service providers, including SCUSA, tighten their lending standards or restrict their lending to certain classes of credit, consumers may not be able to obtain financing to purchase or lease our vehicles.

To the extent that either SCUSA is unable or unwilling to provide sufficient financing at competitive rates to our dealers and consumers, or we encounter challenges in our transition from Ally to Chrysler Capital, our dealers and consumers may not have sufficient access to such financing. As a result, our vehicle sales and market share may suffer, which would adversely affect our financial condition and results of operations.

Ally has commenced litigation against SCUSA alleging infringement of intellectual property by SCUSA in connection with its financing arrangement with us. To the extent that the outcome of this litigation is adverse to SCUSA, SCUSA may have difficulty fulfilling its obligations to us, which could have a material adverse effect on our business, results of operations and financial condition.

In September 2013, Ally sued SCUSA alleging breaches of copyright and misappropriation of trade secrets in connection with SCUSA’s provision of financing solutions to our dealers and retail customers. This litigation is pending in U.S. federal court. An outcome that is adverse to SCUSA may impair SCUSA’s ability to provide the services contemplated by our agreement. In particular, the allegations relate to intellectual property which SCUSA currently uses in the provision of financing under the Chrysler Capital brand name. If SCUSA is prevented from utilizing this intellectual property, its ability to provide services may be impaired unless and until it produces new materials outside the scope of the litigation. In addition, if the litigation results in a judgment which is materially adverse to SCUSA, it may impair SCUSA’s ability to support our vehicle sales.

Vehicle sales depend heavily on adequacy of vehicle financing options, which have been at historically low interest rates. To the extent that interest rates for vehicle financing rise, consumers may be unable to afford vehicles as a result of higher interest payments, or we may need to increase our use of subvention programs to maintain or increase our vehicle sales, either of which would adversely affect our financial condition and results of operations.

Financing for new vehicle sales has been available at relatively low rates for several years and rates are generally predicted to rise over the next several years. The low interest rates available to consumers to finance vehicles have resulted in lower monthly payments for such vehicles. Our agreement with SCUSA provides that SCUSA will use best efforts to charge consumers interest rates that are competitive in the market place. To the extent that interest rates rise generally in the U.S., market rates for new vehicle financing are expected to rise as well. This would result in consumers paying a higher monthly payment for the same amount financed, which may decrease the number of vehicles that consumers are able to afford or steer consumers to less expensive vehicles, adversely affecting our financial condition and results of operations. Furthermore, because many of our customers have relatively low credit scores and may therefore be more sensitive to changes in the availability and adequacy of financing and macroeconomic conditions than more affluent customers, our vehicle sales may be disproportionately affected by changes in financing conditions relative to the vehicle sales of our competitors.

Alternatively, in order to maintain our vehicle sales, we may be required to enter into additional subvention programs under our private-label financing agreement with SCUSA, or the SCUSA Agreement, or increase the amount of interest rates we subsidize in our subvention programs. See Management’s Discussion and Analysis of Financial Condition and Results of Operations —SCUSA Private-Label Financing Agreement for a description of the practice of subvention. In the case of subvention programs, we subsidize interest rates or cash payments at the inception of a financing arrangement. In the event we added additional subvention programs or increased the amount of the subsidy on any subvention program in order to keep the rates paid by our customers in line with current rates following a rise in market interest rates, our payments to SCUSA would increase under the terms of the SCUSA Agreement, which would adversely affect our financial condition and results of operations.

Our business plan depends, in part, on reducing the extent to which we depend on dealer and retail incentives to sell vehicles, and our ability to modify these market practices is uncertain.

The intense competition and limited ability to reduce fixed costs that characterize the automotive industry has in many cases resulted in significant over-production of vehicles. These factors, together with significant excess manufacturing capacity, have driven manufacturers, including us, to rely heavily on sales incentives to drive vehicle sales. These incentives have included both dealer incentives, typically in the form of dealer rebates or volume-based awards, as well as retail incentives in a variety of forms, including subsidized financing, price rebates and other incentives. As part of the 2010-2014 Business Plan, we are attempting to reduce our reliance on incentives, which might negatively affect our sales volumes. If, despite our efforts, we are unable to reduce our reliance on short-term sales incentives, and maintain price discipline, our financial condition and results of operations may be adversely affected.

Vehicle defects may delay vehicle launches, or increase our warranty costs.

Manufacturers are required to remedy defects related to motor vehicle safety and to emissions through recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that they do not comply with an applicable Federal Motor Vehicle Safety Standard, or FMVSS. In addition, if we determine that a safety or emissions defect or a non-compliance exists with respect to certain of our vehicles prior to the start of production, the launch of such vehicle could be delayed until we remedy the defect or non-compliance. The costs associated with any protracted delay in new model launches necessary to remedy such defect, and the cost of providing a free remedy for such defects or non-compliance in vehicles that have been sold, could be substantial. Additionally, potential issues relating to our use of new powertrain technology in certain of our new vehicles may create delays, and the cost of remedying defects in engines and transmissions can be substantial. We are also obligated under the terms of our warranty to make repairs or replace parts in our vehicles at our expense for a specified period of time. Therefore, any failure rate that exceeds our expectations may result in unanticipated losses. Furthermore, an integral part of the 2010-2014 Business Plan is the continued refresh and growth of our vehicle portfolio, and we have committed significant capital and resources toward an aggressive launch program of completely new vehicles —on all new platforms, with additions of new powertrain and transmission technology. This is in contrast to many of our competitors with a more diverse and updated portfolio and makes us comparatively more vulnerable to launch delays. See —Our future success depends on our continued ability to introduce new and refreshed vehicles that appeal to a wide base of consumers and to respond to changing consumer preferences, quality demands, economic conditions, and government regulations. In addition, we must continue to successfully and timely execute our ambitious launch program designed to substantially refresh and expand our vehicle portfolio, to realize a return on the significant investments we have made, to sustain market share and to achieve competitive operating margins, above.

Product recalls may result in direct costs and loss of vehicle sales that could have material adverse effects on our business.

From time to time, we have been required to recall vehicles to address performance, compliance or safety-related issues. The costs we incur to recall vehicles typically include the cost of the new remedy parts and labor to remove and replace the problem parts, and may substantially depend on the nature of the remedy and the number of vehicles affected. Product recalls also harm our reputation and may cause consumers to question the safety or reliability of our products. For example, we estimate that we will incur costs of $151 million in connection with a voluntary safety recall for the 1993-1998 Jeep Grand Cherokee and the 2002-2007 Jeep Liberty and a customer satisfaction action for the 1999-2004 Jeep Grand Cherokee, both of which we initiated following a recall request from NHTSA related to the risk of fuel tank fire from rear impact collisions. NHTSA originally requested the recall for the 1993-2004 Jeep Grand Cherokee and the 2002-2007 Jeep Liberty, a total of approximately 2.7 million vehicles, which would have resulted in a much larger cost to the Company. NHTSA’s investigation into this matter remains open at this time and we cannot predict the time it will take for NHTSA to fully evaluate the data we provided in response to its initial recall request before closing the investigation nor whether NHTSA will issue further requests for remediation, which could further harm our reputation and result in additional direct costs.

Any costs incurred, or lost vehicle sales, resulting from product recalls could materially adversely affect our business. Moreover, if we face consumer complaints, or we receive information from vehicle rating services that calls into question the safety or reliability of one of our vehicles and we do not issue a recall, or if we do not do so on a timely basis, our reputation may also be harmed and we may lose future vehicle sales.

If our suppliers fail to provide us with the raw materials, systems, components and parts that we need to manufacture our automotive products, our operations may be disrupted which would have a material adverse effect on our business.

Our business depends on a significant number of suppliers, which provide the raw materials, components, parts and systems we require to manufacture vehicles and parts and to operate our business. We use a variety of raw materials in our business including steel, aluminum, lead, resin and copper, and precious metals such as platinum, palladium and rhodium. The prices for these raw materials often fluctuate. We seek to manage this exposure, but we may not always be successful in hedging these risks. See —We may be adversely affected by fluctuations in foreign currency exchange rates, commodity prices, or interest rates, below. Substantial increases in the prices for our raw materials increase our operating costs and could reduce our profitability if we cannot recoup the increased costs through increased vehicle prices or offset the impact with productivity gains. In addition, raw materials are sourced from a limited number of suppliers and from a limited number of countries. We cannot guarantee that we will be able to maintain arrangements with these suppliers and ensure our access to these raw materials, and in some cases this access may be affected by factors outside of our control and the control of our suppliers. For instance, in 2012, the industry wide increase in sales of vehicles in the U.S. caused some constraints in tire supply.

As with raw materials, we are also at risk for supply disruption and shortages in parts and components for use in our vehicles for many reasons including, but not limited to tight credit markets or other financial distress, natural or man-made disasters, or production difficulties. We will continue to work with our suppliers to monitor potential shortages and to mitigate the effects of any emerging shortages on our production volumes and revenues; however, there can be no assurances that these events will not have an adverse effect on our production in the future, and any such effect may be material.

Any interruption in the supply or any increase in the cost of raw materials, parts, components and systems could negatively impact our ability to achieve our vehicle sales objectives and profitability. Long-term interruptions in supply of raw materials, parts, components and systems may result in a material impact on vehicle production, vehicle sales objectives, and profitability. Cost increases which cannot be recouped through increases in vehicle prices, or countered by productivity gains, may result in a material impact on profitability.

Many of the components, parts and systems we use are sourced from a limited number of suppliers, and in many cases exclusively from a single supplier.

We rely on specific suppliers to provide certain components, parts and systems that are required to manufacture our vehicles, and in most circumstances we rely exclusively on one such supplier. Over the past several years, we have worked to reduce or eliminate our dependence on certain suppliers that we believed were financially at risk; however, this has increased our dependence on, and the concentration of our credit risk, to our remaining suppliers. As volumes increase throughout the industry, some of our suppliers must make capital investments to keep pace with demand. Due to the long lead times for such investment, if our suppliers delay in making such investments or do not have sufficient access to capital, that could limit the ability of such suppliers to meet our full demands. Further, if our suppliers seek to increase prices to offset these capital investments, and we are unable to capture those additional costs through pricing on our vehicles, or counter with productivity gains, this may result in an impact on our profitability.

Some of our third party suppliers are located in Europe and/or have significant economic exposure to European markets, and many of them are experiencing financial difficulties reflecting the regional decline in general economic and industry conditions.

Many of our suppliers located in Europe, or whose customers are concentrated in Europe, are currently experiencing financial difficulties similar to those in North America between 2008 and 2010 due to the combination of general economic weakness, sharply declining vehicle sales and tightened credit availability in the region. When key suppliers on which we depend have experienced financial difficulties in the past, they often sought to increase prices, accelerate payments or seek other relief. Some of those suppliers have ceased doing business or sought bankruptcy court protection. Any such actions would likely increase our costs, impair our ability to meet design and quality objectives and in some cases make it difficult or impossible for us to produce certain vehicles. We may take steps to assist key suppliers to remain in business and maintain operations, but this would require us to divert capital from other needs and adversely affect our liquidity. It may also be difficult to find a replacement supplier without significant delay. As a result, we may face operational issues, including delays in vehicle production and lost sales, if any of our suppliers are unable to continue delivering supplies, which could have a material adverse effect on our business, results of operation and financial condition.

From time to time we enter into supply arrangements that commit us to purchase minimum or fixed quantities of certain parts or materials, or to pay a minimum amount to a supplier, or “take-or-pay” contracts, through which we may incur costs that cannot be recouped by vehicles sales, increases in prices for vehicles, or countered by productivity gains.

From time to time, we enter into supply contracts that require us to purchase a minimum or fixed quantity of parts, components, or raw materials to be used in the production of our vehicles. If our need for any of these parts, components, or raw materials were to lessen, we would still be required to purchase a specified quantity of the part, component, or raw materials or pay a penalty for failure to meet the minimum purchase obligation. Additionally, we have changed the way in which we do business with certain key suppliers by paying separately and as work is completed for engineering, design and development costs, rather than embedding these costs in production component or materials pricing. We believe that this shift will help financially stabilize our suppliers, help find cost efficiency through better transparency, help ensure security of supply and encourage supplier investment in our business. However, as a result, we will now bear certain of the costs of new product development years before we will realize any revenue on that new product, which reduces our liquidity. In the event that part or component production volumes are lower than forecast, or a supplier does not meet its supply obligations, we may experience financial losses that we would not otherwise have incurred under the prior payment system.

Limitations on our liquidity and access to funding may limit our ability to execute our business plan and improve our financial condition and results of operations.

Our business is capital intensive and we require significant liquidity to support the 2010-2014 Business Plan and meet other funding requirements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources for a more detailed discussion of our liquidity and capital requirements. In addition, during periods of vehicle sales decreases, our cash flow and liquidity may be significantly negatively impacted because we typically receive revenues from vehicle sales before we are required to pay our suppliers. Any limitations on our liquidity, due to decreases in vehicle sales, the amount of or restrictions in our existing indebtedness, conditions in the credit markets, general economic conditions or otherwise, may adversely impact our ability to execute the 2010-2014 Business Plan and improve our business, financial condition and results of operations. In addition, any actual or perceived limitations of our liquidity may limit the ability or willingness of counterparties, including dealers, consumers, suppliers and financial service providers, to do business with us, which may adversely affect our business, financial condition and results of operations.

Further, our operations have become significantly intertwined with those of Fiat, and we rely heavily upon Fiat directly and indirectly for an array of services and products. Limitations on Fiat’s liquidity, which may be due to reduced sales of their vehicles, the amount of or restrictions in their existing indebtedness, conditions in the credit markets, general economic conditions or otherwise, could reduce Fiat’s ability to provide these services and products to us or purchase goods or services as part of a joint procurement arrangement, which could jeopardize the benefits of the Fiat-Chrysler Alliance and have a material adverse effect on our business, financial condition and results of operations.

Our defined benefit pension plans are currently underfunded and our pension funding obligation could increase significantly due to a reduction in funded status as a result of a variety of factors, including weak performance of financial markets, investment risks inherent in our investment portfolio, and unanticipated changes in interest rates resulting in a decrease in the value of certain plan assets or increase in the present value of plan obligations, which could have a material adverse effect on our business, financial condition and results of operations.

Our defined benefit pension plans are currently underfunded. At the end of 2012, our defined benefit pension plans were underfunded by approximately $8.9 billion. Our pension funding obligations may increase significantly if investment performance of plan assets does not keep pace with our benefit payment obligations and we do not make additional contributions to offset these impacts. See Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources —Defined Benefit Pension Plans and OPEB Plans —Contributions.

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

To determine the appropriate level of funding and contributions to our defined benefit pension plans, as well as the investment strategy for the plans, we are required to make various assumptions, including an expected rate of return on plan assets and a discount rate used to measure the obligations under our defined benefit pension plans. Interest rate increases generally will result in a decline in the value of investments in fixed income securities and the present value of the obligations. Conversely, interest rate decreases will generally increase the value of investments in fixed income securities and the present value of the obligations. We are required to re-measure our discount rate annually and did so at December 31, 2012. As a result of the discount rate change from December 31, 2011 to December 31, 2012, our pension obligations increased by approximately $3 billion. During the second quarter of 2013, we made changes to our U.S. and Canadian salaried defined benefit pension plans that reduced our pension obligations by $218 million. These changes were made primarily to comply with Internal Revenue Service, or IRS, regulations for the U.S. salaried defined benefit plans. Any reduction in investment returns or the value of plan assets or any increase in the present value of obligations may increase our pension expenses and required contributions, and as a result constrain our liquidity and materially adversely affect our financial condition and results of operations. If we fail to make required minimum funding contributions, we could be subjected to reportable event disclosure to the Pension Benefit Guaranty Corporation, as well as interest and excise taxes calculated based upon the amount of any funding deficiency.

We may be adversely affected by fluctuations in foreign currency exchange rates, commodity prices, or interest rates.

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

When we sell vehicles in countries other than the U.S., we are subject to various laws, regulations and policies regarding the exchange and transfer of funds back to the U.S. In rare cases, we may be limited in our ability to transfer some or all of our funds for unpredictable periods of time. In addition, the local currency of a country may be devalued as a result of adjustments to the official exchange rate made by the government with little or no notice. For instance, we are subject to the rules and regulations of the Venezuelan government concerning our ability to exchange cash or marketable securities denominated in VEF into USD. Under these regulations, the purchase and sale of foreign currency must be made through CADIVI at official rates of exchange and subject to volume restrictions. These factors limit our ability to access and transfer liquidity out of Venezuela to meet demands in other countries and also subject us to increased risk of devaluation or other foreign exchange losses. On December 30, 2010, the Venezuelan government announced an adjustment to the official CADIVI exchange rate, which resulted in a devaluation of our VEF denominated balances as of December 31, 2010. The Venezuelan government announced a further devaluation of the VEF relative to the USD, effective February 13, 2013, which resulted in a further devaluation of our VEF denominated balances.

Our substantial indebtedness could adversely affect our financial condition, our cash flow, our ability to operate our business and could prevent us from fulfilling our obligations under the terms of our indebtedness.

We have a substantial amount of indebtedness. As of September 30, 2013, our total debt, including the debt of our subsidiaries, was $13.1 billion (based on the outstanding principal balance of such indebtedness), excluding undrawn commitments of $1.3 billion under our revolving credit facility, or Revolving Facility. Despite our substantial amount of indebtedness, we may be able to incur significant additional debt, including secured and unsecured debt, in the future. Although restrictions on the incurrence of additional debt are contained in the terms of our $4.3 billion senior secured credit agreement, which includes the Senior Credit Facilities (of which $2.9 billion was outstanding as of September 30, 2013), in the indenture governing the secured senior notes due in 2019 and 2021 totaling $3.2 billion (which restricts only secured debt), or the Secured Senior Notes, in the indenture governing our VEBA Trust Note, and in our other financing arrangements, these restrictions are subject to a number of qualifications and exceptions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources. The more leveraged we become, the more we are exposed to the further risks associated with substantial leverage described below.

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

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt depends on our financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and to financial and business-related factors. Our ability to refinance obligations on acceptable terms under our debt depends on these economic and competitive conditions, as well as our credit ratings, which also may be beyond our control.

Additionally, we are significantly more leveraged than our principal competitors. This reduces our flexibility in accessing capital markets and may leave our competitors in a better position than us to deal with changing consumer demands, new and potentially burdensome regulations or a significant economic downturn, which may put us at a competitive disadvantage.

Restrictive covenants in the agreements governing our indebtedness could adversely affect our business by limiting our operating and strategic flexibility.

In connection with our debt refinancing on May 24, 2011, we entered into the Original Credit Agreement, which includes the Tranche B Term Loan and Revolving Facility. We also issued the Secured Senior Notes. In June 2013, we amended and restated the Original Credit Agreement to lower applicable interest rates, among other things. The amendments to the Original Credit Agreement were given effect in the Credit Agreement. Our Credit Agreement and indenture governing the Secured Senior Notes, contain restrictive covenants that limit our ability to, among other things:

•	incur or guarantee additional secured and unsecured indebtedness;

•	pay dividends or make distributions or purchase or redeem capital stock;

•	make certain other restricted payments;

•	incur liens;

•	sell assets;

•	enter into sale and lease-back transactions;

•	enter into transactions with affiliates; and

•	effect a consolidation, amalgamation or merger.

These restrictive covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, mergers and acquisitions, joint ventures or other corporate opportunities. In addition, the Credit Agreement requires us to maintain a minimum ratio of borrowing base to covered debt, as well as a minimum liquidity of $3.0 billion, which includes any undrawn amounts on the Revolving Facility. Also, the Credit Agreement, and the indentures governing the Secured Senior Notes and the VEBA Trust Note, may limit our ability and the ability of our subsidiaries to incur debt. Refer to Note 11, Financial Liabilities, of our audited consolidated financial statements included in our 2012 Form 10-K for further description of our indebtedness. Any new financing may include additional, and potentially more burdensome, covenants and restrictions on our operations and financial flexibility. Moreover, if we are unable to comply with the terms applicable to our indebtedness, including all the covenants under the indenture governing the Secured Senior Notes, the terms of the Credit Agreement or any of our other indebtedness, we may be in default, which could result in cross-defaults under certain of our indebtedness and the acceleration of our outstanding indebtedness and foreclosure on our mortgaged properties. If acceleration occurs, we may not be able to repay our debt as it is unlikely that we would be able to borrow sufficient additional funds to refinance our debt. Even if new financing is made available to us in such circumstances, it may not be available on acceptable terms. Non-compliance with our debt covenants could have a material adverse effect on our business, financial condition and results of operations.

Laws, regulations and governmental policies, including those regarding increased fuel economy requirements and reduced GHG emissions, may have a significant effect on how we do business and may adversely affect our results of operations.

In order to comply with government regulations related to fuel economy and emissions standards, we must devote significant financial and management resources, as well as vehicle engineering and design attention to these legal requirements. We expect the number and scope of these regulatory requirements, along with the costs associated with compliance, to increase significantly in the future. In the U.S., for example, governmental regulation is driven by a variety of sometimes conflicting concerns, including vehicle safety, fuel economy and environmental impact (including greenhouse gas emissions, or GHG emissions). Complying with these regulatory requirements despite competing policy goals could significantly affect our plans for product development, particularly our plans to further integrate product development with our industrial partner, Fiat, and may result in substantial costs, including civil penalties, if we are unable to comply fully. They may also limit the types of vehicles we produce and sell and where we sell them, which can affect our vehicle sales and revenues. These requirements may also limit the benefits of the Fiat-Chrysler Alliance, as we expend financial, vehicle design and engineering resources to the localization of Fiat vehicle platforms and adapt other Fiat technologies for use in our principal markets in North America, where Fiat has had a limited presence in recent years.

Among the most significant regulatory changes we face over the next several years are the heightened requirements for fuel economy and GHG emissions. CAFE provisions under EISA mandate that, by 2025, car and truck fleet-wide average fuel economy must be materially higher than that required today. In addition, as a result of the recent revelation that certain automakers’ reported fuel economy ratings were higher than EPA verification testing showed, EPA has increased its scrutiny of all automakers’ fuel economy claims. This increased scrutiny could have an effect on the fuel economy ratings of certain of our vehicles, which, in turn, could affect our consumer perception and sales, and our ability to meet our CAFE obligations in the long term.

The State of California, through the California Air Resources Board, or CARB, is implementing its own program to regulate vehicle emissions that would require even further improved fuel economy. This California program currently has standards established for the 2009 through 2016 model years. Some additional states and Canadian provinces have also adopted variations of the California emissions standards.

In May 2009, President Obama announced a goal of implementing harmonized federal standards for fuel economy and GHG emissions. EPA and NHTSA issued a joint final rule to implement this new federal program in May 2010. These standards apply to passenger cars, light-duty trucks, and medium-duty passenger vehicles built in model years 2012 through 2016, and CARB has agreed that compliance with these federal emissions standards will be deemed compliance with the California emissions standards for the 2012 through 2016 model years. In the absence of these rules, we would be subject to conflicting and in some cases more onerous requirements enacted by California and adopted by other states. Moreover, in August 2012, EPA and NHTSA issued a joint final rule increasing the emissions standards from 2017 through 2025, such that the car and truck fleet-wide average fuel economy must achieve 54.5 miles per gallon by 2025. As with the model year 2012-2016 rule, compliance with the joint rule will be deemed compliance with California emissions requirements. Implementation of this rule will require us to take costly design actions and implement vehicle technologies that may not appeal to consumers. In addition, if circumstances arise where CARB and EPA regulations regarding GHG emissions and fuel economy conflict, this too could require costly actions or limit the sale of certain of our vehicles in certain states. We could also be adversely affected if pending litigation by third parties outside of the automotive industry challenging EPA’s regulatory authority with respect to GHG emissions is successful and as a result, CARB were to enforce its own GHG emissions standards.

We are committed to meeting these new regulatory requirements. While we believe that our current product plan will meet the applicable federal and California GHG/fuel economy standards established through model year 2016, our compliance is dependent on our ability to purchase the ultra-low global warming potential refrigerant HFO1234yf, which would generate GHG credits pursuant to EPA’s GHG rule for model years 2012 through 2016. Manufacturing delays and consequential product shortages outside of our control could threaten the supply of the refrigerant in sufficient volumes to meet our compliance needs. Moreover, our current vehicle technology cannot yield the improvement in fuel efficiency necessary to achieve compliance with the requirements of the proposed 2017-2025 joint rule, and certain regulatory provisions dictate that our fleet of vehicles must be combined with the fleet of vehicles from our industrial partners Fiat Group Automobiles and Maserati S.p.A. for GHG and CAFE purposes. These matters may cause additional strain on our ability to comply with those requirements. Even in the years leading up to 2016, we may not be able to develop appealing vehicles that comply with these requirements that can be sold at a competitive price. In addition, depending on the type and volume of our customers’ purchases, we may not be able to achieve the vehicle fleet mix that would enable us to meet the more stringent fuel economy requirements.

Canadian federal emissions regulations largely mirror the U.S. regulations.

The European Union, or EU, promulgated new passenger car carbon dioxide, or CO2, emissions regulations beginning in 2012. This directive sets an industry target for 2020 of a fleet average measured in grams per kilometer, with the requirements for each manufacturer calculated based on the average weight of vehicles across its fleet. In addition, some EU member states have adopted or are considering some form of CO2 based vehicle tax, which may affect consumer preferences for certain vehicles in unpredictable ways, and which could result in specific market requirements that are more stringent than the EU emissions standards.

Other countries are also developing or adopting new policies to address these issues. These policies could significantly affect our product development and international expansion plans and, if adopted in the form of new laws or regulations, could subject us to significant civil penalties or require that we modify our products to remain in compliance. Any such modifications may reduce the appeal of our vehicles to consumers.

Additionally, any new regulations could result in substantial increased costs, which we may be unable to pass through to consumers, and could limit the vehicles we design, manufacture and sell and the markets we can access. These changes could adversely affect our business, financial condition and results of operations. For example, pending litigation may prompt EPA to reexamine the use of selective catalyst reduction technology in diesel engines. Regulatory constraints on such use could adversely affect our ability to sell heavy-duty vehicles.

Safety standards set by regulatory authorities, as well as design, safety and quality ratings by widely accepted independent parties may have a significant negative effect on our costs and our vehicle sales.

Our vehicles must satisfy safety requirements that are developed and overseen by a variety of governmental bodies within the U.S. and in foreign countries. Our vehicles are also tested by independent vehicle rating programs such as the Insurance Institute for Highway Safety, or IIHS. In addition, independent ratings services such as Consumers Reports and J.D. Power perform reviews on safety, design and quality issues, which often influence consumers’ purchase decisions.

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

In addition, our vehicles may have “long-tail” exposures, including as a result of potential product recalls and product liability claims, giving rise to liabilities many years after their sale. For instance, NHTSA has indicated that it will request a safety recall where it sees an unreasonable disparity in vehicle performance or later adoption of evolving technology or design standards as compared to other vehicles in the market even though the subject vehicles met applicable standards when sold.

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

We conduct sales, contract manufacturing, marketing, distribution and research and development operations with affiliated companies located in various tax jurisdictions around the world. While our transfer pricing methodologies are based on economic studies that we believe are reasonable, the transfer prices for these products and services could be challenged by the various tax authorities resulting in additional tax liabilities, interest and/or penalties, and the possibility of double taxation. To reduce the risk of transfer pricing adjustments, the Company entered into an advanced pricing agreement, or APA, with Canada that is applicable through 2014. We intend to seek an extension to the Canadian APA but there can be no assurance that we will obtain such an extension.

We depend on the services of our key executives, the loss of whose skills could materially harm our business. Also, we are in the process of hiring additional employees, and we may encounter difficulties with hiring sufficient employees with critical skills, particularly in competitive specialties such as vehicle design and engineering.

Several of our senior executives, including our Chief Executive Officer, Sergio Marchionne, are important to our success because they have been instrumental in establishing our new strategic direction and implementing the 2010-2014 Business Plan. If we were to lose the services of any of these individuals this could have a material adverse effect on our business, financial condition and results of operations. We believe that these executives, in particular Mr. Marchionne, could not easily be replaced with executives of equivalent experience and capabilities.

In addition, we are currently seeking to hire employees in a number of critical areas, including vehicle design and engineering. We have experienced some difficulties in hiring and retaining highly skilled employees, particularly in competitive specialties, and we may experience such difficulties going forward. Due to the potential lack of critical skills in our employee population, we may not be able to achieve the 2010-2014 Business Plan targets in as cost-effective or efficient a manner as we have projected.

Our collective bargaining agreements limit our ability to modify our operations and reduce costs in response to market conditions.

Substantially all of our hourly employees in the U.S. and Canada are represented by unions and covered by collective bargaining agreements. We recently negotiated a new collective bargaining agreement with the UAW in 2011 and with the CAW (now part of Unifor) in 2012. As a practical matter, both these agreements restrict our ability to modify our operations and reduce costs quickly in response to changes in market conditions during the terms of the agreements. These and other provisions in our collective bargaining agreements may impede our ability to restructure our business successfully to compete more effectively, especially with those automakers whose employees are not represented by unions.

Work stoppages at our facilities and work stoppages at our suppliers’ facilities which result in interruptions of production may harm our business.

A work stoppage or other interruption of production could occur at our facilities or those of our suppliers as a result of disputes under existing collective bargaining agreements with labor unions, or in connection with negotiations of new collective bargaining agreements, or as a result of supplier financial distress. A work stoppage or interruption of production at our facilities or those of our suppliers due to labor disputes could negatively impact our ability to achieve vehicles sales objectives and profitability. Long-term interruptions in production which cannot be countered by productivity gains may result in a material impact on vehicle sales projections, liquidity and profitability.

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

We are currently in the process of transitioning, retiring or replacing a significant number of our software applications at an accelerated rate, an effort that will continue in future years. These applications include, among others, our engineering, finance, procurement and communication systems. During the transition periods, and until we fully migrate to our new systems, we may experience material disruptions in communications, in our ability to conduct our ordinary business processes and in our ability to report out on the results of our operations. Though we are taking commercially reasonable steps to transition our data properly and to assess and minimize risk during this process, we may lose significant data in the transition, or we may be unable to access data for periods of time without forensic intervention. Loss of data may affect our ability to continue ongoing business processes according to the dates in the 2010-2014 Business Plan, or could affect our ability to file timely reports required by a wide variety of regulators, including the SEC. Our ability to comply with the requirements of the Sarbanes-Oxley Act, to the extent required of us, may also be compromised.

In addition to supporting our operations, we use our systems to collect and store confidential and sensitive data, including information about our business, our customers and our employees. As our technology continues to evolve, we anticipate that we will collect and store even more data in the future, and that our systems will increasingly use remote communication features that are sensitive to both willful and unintentional security breaches. Much of our value is derived from our confidential business information, including vehicle design, proprietary technology and trade secrets, and to the extent the confidentiality of such information is compromised, we may lose our competitive advantage and our vehicle sales may suffer. We also collect, retain and use personal information, including data we gather from customers for product development and marketing purposes, and data we obtain from employees. In the event of a breach in security that allows third parties access to this personal information, we are subject to a variety of ever-changing laws on a global basis that require us to provide notification to the data owners, and that subject us to lawsuits, fines and other means of regulatory enforcement. Our reputation could suffer in the event of such a data breach, which could cause consumers to purchase their vehicles from our competitors. Ultimately, any compromise in the integrity of our data security could have a material adverse effect on our business.

We may not be able to adequately protect our intellectual property rights, which may harm our business.

Our success depends, in part, on our ability to protect our intellectual property rights. If we fail to protect our intellectual property rights, others may be able to compete against us using intellectual property that is the same as or similar to our own. In addition, we cannot assure you that our intellectual property rights are sufficient to provide us with a competitive advantage against others who offer products similar to ours.

We rely upon a combination of patent, trademark, copyright and trade secret law to protect our intellectual property rights, all of which provide limited protection. However, we cannot assure you that any patents will be issued from any pending or future applications or that any issued patents will provide us with any competitive advantage or will not be challenged, invalidated or circumvented. We also cannot assure you that we will obtain any copyright or trademark registrations from any pending or future applications or that any of our copyrights or trademarks will be enforceable. We rely in some circumstances on trade secrets to protect our technology. However, trade secrets may lose their value if not properly protected. Adequate remedies may not be available in the event of the disclosure of our trade secrets and the unauthorized use of our technology.

Despite our efforts, we may be unable to prevent third parties from infringing our intellectual property and using our technology for their competitive advantage. Any such infringement and use could adversely affect our business, financial condition or results of operations. Monitoring our intellectual property rights to detect infringement can be difficult and costly, and enforcement of our intellectual property rights may require us to bring legal action. Any such litigation could be costly and time-consuming, and the result of any litigation is uncertain.

Our intellectual property is also used in a large number of foreign countries, and, in connection with the Fiat-Chrysler Alliance, we are seeking to expand our operations overseas. The laws of some countries do not offer the same protection of our intellectual property rights as do the laws of the U.S. In addition, effective intellectual property enforcement may be unavailable or limited in certain countries, making it difficult for us to protect our intellectual property from misuse or infringement there. We expect differences in intellectual property laws and enforcement to become a greater problem for us as our licensees increase their manufacturing and sales outside of the U.S. Our inability to protect our intellectual property rights in some countries may harm our business, financial condition or results of operations.

Item 6. Exhibits

Exhibit Number	Description of Documents

31.1*	Section 302 Certification of the Chief Executive Officer

31.2*	Section 302 Certification of the Chief Financial Officer

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed electronically herewith
†	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHRYSLER GROUP LLC

Dated: November 12, 2013	By:	/s/ Richard K. Palmer
Richard K. Palmer
Senior Vice President and Chief Financial Officer

CHRYSLER GROUP LLC

Exhibit Index

Exhibit Number	Description of Documents

31.1*	Section 302 Certification of the Chief Executive Officer

31.2*	Section 302 Certification of the Chief Financial Officer

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed electronically herewith
†	Furnished herewith