Form 10-K
period 2013-12-31
Chrysler Group LLC
filed 2014-03-06
CIK 1513153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

There is no public market for our equity securities. As of March 6, 2014, there were 1,632,654 Class A Membership Interests issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

2013 ANNUAL REPORT ON FORM 10-K

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

In this report, we refer to various different vehicle segments, including the A (mini), B (small), C (compact), D (mid-size) and E (full-size) segments. We derive these segments from industry practice and custom, although there is no official codification of these vehicle segments in North America.

PRESENTATION OF RESULTS

As used in this report, all references to the Company, Chrysler Group and any results of operations (i) on and after June 10, 2009 refer only to Chrysler Group LLC and (ii) for the period from January 1, 2009 through June 9, 2009 refer only to Old Carco. Any full-year 2009 information contained in this report includes the combined results of Chrysler Group LLC and Old Carco LLC.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect our current views about future events. We use the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “will,” “intend,” “may,” “plan,” “project,” “should,” “could,” “seek,” “designed,” “potential,” “forecast,” “target,” “objective,” “goal,” or the negatives of such terms or other similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under Item 1A. Risk Factors and elsewhere in this report. These factors include, but are not limited to:

•	our continued ability to reach certain minimum vehicle sales volumes to maintain profitability and appropriate levels of cash flow;

•	our ability to regularly introduce new or significantly refreshed vehicles that appeal to a wide base of consumers and to respond to changing consumer preferences, quality demands, economic conditions, and government regulations;

•	an increase in unemployment levels, erosion in current economic conditions or decrease in consumer confidence, especially in North America, where we sell most of our vehicles;

ii

•	our dependence on our parent, Fiat;

•	our ability to control costs and implement cost reduction and productivity improvement initiatives;

•	lengthy product development cycles and our inability to adequately forecast demand for our vehicles which may lead to inefficient use of our production capacity;

•	potential conflicts of interest resulting from certain of our executive officers serving in similar roles for Fiat or its current or former affiliates;

•	our ability to increase vehicle sales outside of North America;

•	competitive pressures that may limit our ability to reduce sales incentives, achieve better pricing and grow our profitability;

•	the potential inability of consumers and our dealers to obtain affordably priced financing on a timely basis due to our lack of a captive finance company, and our ongoing transition to a new private-label financing provider;

•	the impact of vehicle defects and/or product recalls (including product liability claims);

•	disruption of production or delivery of new vehicles due to shortages of materials, including supply disruptions resulting from natural disasters, labor strikes or supplier insolvencies;

•	changes and fluctuations in the prices of raw materials, parts and components;

•	the impact of the decline in general economic and industry conditions in Europe on our European suppliers;

•	changes in foreign currency exchange rates, commodity prices and interest rates;

•	our substantial indebtedness and limitations on our liquidity that may limit our ability to execute our business plan;

•	changes in laws, regulations and government policies, particularly those relating to vehicle emissions, fuel economy and safety; and

•	interruptions to our business operations caused by information technology systems failures arising from our transition to new, enterprise-wide software systems or from potential cyber security incidents.

If any of these risks and uncertainties materialize, or if the assumptions underlying any of our forward-looking statements prove incorrect, then our actual results, level of activity, performance or achievements may be materially different from those we express or imply by such statements. The risks described in Item 1A. Risk Factors of this report are not exhaustive. Other sections of this report describe additional factors that could adversely affect our business, financial condition or results of operations. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those implied by any forward-looking statements. In addition, any forward-looking statements are based on the assumption that the Company maintains its status as a partnership for U.S. federal and state income tax purposes and do not consider the impact of a potential conversion of the Company into a corporate tax paying entity. We do not intend, or assume any obligation, to update these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements referred to above and included elsewhere in this report.

iii

PART I

Item 1.	Business.

Chrysler Group Overview

Chrysler Group designs, engineers, manufactures, distributes and sells vehicles under the brand names Chrysler, Jeep, Dodge and Ram and the SRT performance vehicle designation. Our product lineup includes passenger cars, utility vehicles (including sport utility vehicles, or SUVs, and crossover vehicles), minivans, trucks and commercial vans. We also sell automotive service parts and accessories under the Mopar brand name. In addition, we sell separately-priced service contracts to customers and provide contract manufacturing services to other vehicle manufacturers, primarily Fiat. As part of our industrial alliance with Fiat, or the Fiat-Chrysler Alliance, described below, we also manufacture certain Fiat-brand vehicles in Mexico, which are distributed by us throughout North America and certain select markets and sold to Fiat for distribution in other select markets, and Fiat manufactures certain Fiat-brand vehicles for us, which we sell throughout North America. Our products are available in more than 150 countries around the world. The majority of our operations, employees, independent dealers and sales are in North America, primarily in the U.S. Approximately 10 percent of our vehicle sales in 2013 were outside North America, principally in Asia Pacific, South America and Europe.

In June 2009, as part of the 363 Transaction described below, we entered into an alliance with Fiat pursuant to which Fiat became our principal industrial partner, and, as of January 21, 2014, Fiat now beneficially owns 100 percent of our membership interests. The Fiat-Chrysler Alliance provides us with a number of long-term benefits, including access to new vehicles, platforms and powertrain technologies, particularly with respect to smaller, more fuel-efficient vehicles, as well as commercial vehicles. The Fiat-Chrysler Alliance also allows us to streamline global distribution of both companies’ products, and to realize procurement benefits in light of our combined purchasing volume. See Item 1A. Risk Factors —We depend on the Fiat-Chrysler Alliance to provide new vehicle platforms and powertrain technologies, additional scale, global distribution and management resources that are critical to our viability and success and —Meeting our objective of increasing our vehicle sales outside North America is largely dependent upon access to Fiat’s network of distribution arrangements, manufacturing capacity and local alliance partners for a discussion of risks relating to the Fiat-Chrysler Alliance.

Formation of Chrysler Group

Chrysler Group is a Delaware limited liability company. It was formed on April 28, 2009 to complete the transactions contemplated by the master transaction agreement dated April 30, 2009, or the Master Transaction Agreement, under which Chrysler Group agreed to purchase the principal operating assets of Old Carco and its principal domestic subsidiaries, to assume certain of their liabilities, and to purchase the equity of Old Carco’s principal foreign subsidiaries. Old Carco and its principal domestic subsidiaries then filed for bankruptcy protection and sought approval under section 363 of the U.S. Bankruptcy Code for the transaction contemplated by the Master Transaction Agreement, which we refer to as the 363 Transaction. As part of a larger effort to stabilize the automotive industry and the U.S. and Canadian economies in 2009, the U.S. and Canadian governments indicated their willingness to fund the 363 Transaction and to provide working capital to fund our operations following the 363 Transaction. We closed the 363 Transaction on June 10, 2009, and entered into credit agreements with the United States Department of the Treasury, or U.S. Treasury, and with Export Development Canada.

As part of the 363 Transaction, we also entered into a master industrial agreement with Fiat, or Master Industrial Agreement, which has significantly accelerated our efforts to revitalize and reshape our product portfolio through the manufacture of fuel-efficient vehicles utilizing Fiat technology, and has helped us benefit from the managerial experience Fiat leaders gained during Fiat’s own industrial recovery. Refer to Item 13. Certain Relationships and Related Transactions, and Director Independence —Transactions with Fiat, for additional information related to our alliance with Fiat.

In connection with the closing of the 363 Transaction, we issued membership interests to the UAW Retiree Medical Benefits Trust, or the VEBA Trust, Fiat, U.S. Treasury, and Canada CH Investment Corporation, a 100 percent owned subsidiary of the Canada Development Investment Corporation, a Canadian federal Crown corporation, or Canadian Government, in exchange for capital contributions and in consideration of the transactions contemplated by the Master Transaction Agreement. The VEBA Trust was established to provide for postretirement health care benefits under an agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, or the UAW. We refer in this report to the economic and voting rights associated with our membership interests as ownership interests. As a result of a series of transactions between 2011 and early 2014 that were contemplated in our governance documents and certain other agreements, Fiat now beneficially owns 100 percent of our membership interests. See —Recent Developments —Fiat Acquisition of Equity Interests held by the VEBA Trust.

Old Carco is treated as our predecessor for financial reporting purposes. For that reason, this report includes financial information for Old Carco for periods prior to June 10, 2009.

Recent Developments

Fiat Acquisition of Equity Interests held by the VEBA Trust

On January 21, 2014, Fiat announced the completion of a transaction in which its 100 percent owned indirect subsidiary Fiat North America LLC, or FNA, indirectly acquired from the VEBA Trust all of the equity membership interests in Chrysler Group not previously held by FNA. In consideration for the sale of its membership interests in Chrysler Group, the VEBA Trust received $3,650 million consisting of:

•	a special distribution paid from available cash on hand by Chrysler Group to its members, in an aggregate amount of $1,900 million (FNA directed its portion of the special distribution to the VEBA Trust as part of the purchase consideration); and

•	$1,750 million paid by FNA.

As part of the transactions, FNA and the VEBA Trust have dismissed with prejudice all proceedings before the Delaware Court of Chancery with respect to the interpretation of a call option agreement which granted FNA the right to acquire certain of the membership interests in Chrysler Group held by the VEBA Trust. All of those membership interests were acquired by FNA in connection with the transactions described above.

Contemporaneously with the transactions described above, we and the UAW entered into a memorandum of understanding under our collective bargaining agreement in which the UAW made commitments to continue to support our industrial operations and the further implementation of the Fiat-Chrysler Alliance, including to use its best efforts to cooperate in the continued roll-out of our World Class Manufacturing, or WCM, programs, actively participate in benchmarking efforts associated with implementation of WCM programs across all Fiat-Chrysler manufacturing sites to ensure objective performance assessments and provide for proper application of WCM principles, and to actively assist in the achievement of our long-term business plan. In consideration of these commitments, we agreed to make payments to the VEBA Trust totaling $700 million to be paid in four equal annual installments. The initial payment of $175 million was made on January 21, 2014 and additional payments will be payable on each of the next three anniversaries of the initial payment. We funded the initial payment to the VEBA Trust from available cash on hand.

Concurrent with the closing of the transactions, Chrysler Group paid a distribution of approximately $60 million to its members in connection with such members’ tax obligations.

New Debt Issuances and Repayment of the VEBA Trust Note

On February 7, 2014, we and certain of our U.S. subsidiaries as guarantors entered into the following transactions to facilitate the repayment of the VEBA Trust Note, as defined below:

•	New Senior Credit Facilities —a $250 million additional term loan under our existing tranche B term loan facility, which matures on May 24, 2017, and together with the $3.0 billion tranche B term loan, which was fully drawn on May 24, 2011, issued under the facility, we refer to as the Tranche B Term Loan, and a new $1,750 million term loan credit facility, or Term Loan Credit Facility, that matures on December 31, 2018;

•	Secured Senior Notes due 2019 —issuance of an additional $1,375 million aggregate principal amount of 8 percent secured senior notes due June 15, 2019, at an issue price of 108.25 percent of the aggregate principal amount; and

•	Secured Senior Notes due 2021 —issuance of an additional $1,380 million aggregate principal amount of 8 1⁄4 percent secured senior notes due June 15, 2021, at an issue price of 110.50 percent of the aggregate principal amount, which, together with the secured senior notes issuance above, we refer to as the Offered Notes.

The proceeds of these transactions were used to repay all amounts outstanding, including accrued and unpaid interest, of approximately $5.0 billion under the senior unsecured note issued on June 10, 2009 to the VEBA Trust, or VEBA Trust Note, with an original face amount of $4,587 million.

Our 2010-2014 Business Plan

We have continued to progress against the business plan and related performance targets we announced on November 4, 2009 for the 2010 through 2014 period, or the 2010-2014 Business Plan. We have implemented a number of the initiatives highlighted in the 2010-2014 Business Plan that were designed to bring significant improvements to our business, including investing in our brands and new product development, leveraging the Fiat-Chrysler Alliance, improving supply chain management, optimizing our dealer network and building a workforce culture of high performance. Our business plan includes targets for vehicle sales and market share growth, profitability improvements and increased liquidity.

Specifically, we have focused on implementing the 2010-2014 Business Plan by:

•	rejuvenating our product lineup with the launch of more than 25 new or significantly refreshed vehicles since we began operations in mid-2009, each of which possesses individualized characteristics that are more closely aligned with our newly refined brands. We characterize a vehicle as “new” if its platform is significantly different from the platform used in the prior model year and/or it has had a full exterior renewal. We characterize a vehicle as “significantly refreshed” if it continues its previous platform but has extensive changes or upgrades from the prior model;

•	collaborating with Fiat on common vehicle platforms and technologies in order to produce desirable vehicles with improved quality and fuel economy at a lower overall cost, such as the Dodge Dart that we launched for retail sale in 2012 and the all-new 2014 Jeep Cherokee that launched in 2013;

•	introducing innovative, industry-leading technology such as the all-new 9-speed transmission in our all-new 2014 Jeep Cherokee and an 8-speed transmission, which, when combined with our award-winning Pentastar V-6 engine, improves performance and affords best-in-class highway fuel economy for our new Ram 1500, Chrysler 300, Jeep Grand Cherokee, Dodge Durango and Dodge Charger;

•	optimizing the global distribution of both Chrysler Group and Fiat vehicles by transitioning our sales and distribution operations within Europe to Fiat, by taking the final steps to rationalize our U.S. dealer network, and by initiating other opportunities to combine aspects of our respective sales channels;

•	systemizing and improving our procurement, manufacturing, quality and supply chain functions; and

•	continuing to refine our management organization to speed decision-making and to capitalize on the benefits of the Fiat-Chrysler Alliance.

In addition, we have improved the availability of competitive financing sources to our dealers and retail customers. We began on that path when we partnered with Ally Financial Inc., or Ally, in 2009, and expanded and improved upon our offerings to dealers and consumers beginning in May 2013, with the launch of the private–label financing agreement, or the SCUSA Agreement, with Santander Consumer USA Inc., or SCUSA, which provides a wide range of wholesale and retail financing services to our dealers and consumers under the Chrysler Capital brand name. We will also maintain the supplemental sources of financing we have established with other providers. The results of these and other actions taken in connection with the 2010-2014 Business Plan are described more fully under —Distribution —Dealer and Customer Financing, below.

Fiat-Chrysler Alliance

Fiat is the parent company of one of Italy’s largest industrial groups and one of the early founders of the European automotive industry. It is a publicly traded company, the shares of which are listed on the Borsa Italiana and several other European stock exchanges. Fiat has historically operated a wide range of businesses in the automotive, industrial and finance sectors. Following a corporate demerger transaction that became effective on January 1, 2011, Fiat’s primary business is the design, engineering, manufacture and sale of automobiles, automobile-related components and production systems through its subsidiaries, including Fiat Group Automobiles, Ferrari, Maserati, Magneti Marelli, Teksid and Comau. Fiat vehicles are sold primarily in Europe and South America, particularly in Brazil.

Under the Master Industrial Agreement and related ancillary agreements, Chrysler Group and Fiat formed the Fiat-Chrysler Alliance under which the parties are collaborating on a number of fronts, including product and platform sharing and development, global distribution, procurement, information technology infrastructure, management services and process improvement. Collaborative initiatives between us and Fiat include:

•	Product and Platform Sharing —We are benefiting from Fiat’s vehicle architectures and expertise to develop products that compete in mini, small, compact and mid-sized (A-, B-, C- and D-segment) vehicle markets, as well as commercial vans, while Fiat is using our vehicle architectures and expertise to develop products that compete in the mid to large-size (D- and E-segment) vehicle markets. Similarly, we are co-developing and sharing platforms with Fiat to save on the cost of development and parts, to improve our quality and time to market, and to simplify our manufacturing processes. In 2012, we launched the Dodge Dart, the first vehicle based upon the compact U.S. wide, or CUSW, platform we co-developed with Fiat. We intend to use the jointly-developed platform for the B-segment, or Small Wide, and CUSW platforms on almost all of our future B-, C- and D-segment vehicles.

•	Shared Technology —Through the Fiat-Chrysler Alliance, we have introduced certain Fiat automotive technologies into our products, such as Fiat’s Fully-Integrated Robotised Engine, or FIRE engine, that incorporates Fiat’s fuel-saving MultiAir technology. Such access has permitted us to save on the significant investment of capital and time to develop such technology on our own, and minimizes the risk that the newly-implemented technology may not be effective. In September 2013, we launched a version of the Dodge Dart that incorporates the next generation Fiat technology, MultiAir II. In October 2013, we began shipping the Jeep Grand Cherokee powered by Fiat’s 3.0L V-6 EcoDiesel engine. In February 2014, we began shipping this same EcoDiesel engine in the Ram 1500. Fiat has the opportunity to use our Pentastar V-6 engine for its larger vehicles.

•

Global Distribution —We have broadened our opportunities to sell vehicles and service parts outside of North America through Fiat’s longstanding presence and established distribution networks in Europe and South America. At the same time, our extensive manufacturing, distribution, and logistics capabilities in North America are providing us the opportunity to generate additional revenues as a distributor and contract manufacturer for Fiat and a distributor of Alfa Romeo brand vehicles and service parts in Mexico. We also purchase vehicles contract manufactured by Fiat in Europe for sale in North America.

•	Procurement —We have established joint purchasing programs with Fiat that are designed to yield short- and long-term savings and efficiencies, primarily through negotiations with common suppliers, as well as the use of shared parts and components and leveraging volume bundling opportunities which we expect will also help reduce waste, enhance productivity and reduce cost to us.

•	World Class Manufacturing (WCM) —We have introduced Fiat’s WCM into all of our assembly, powertrain and stamping facilities. WCM targets the elimination of waste of all types, and ultimately enhances worker efficiency, productivity, safety and vehicle quality. In 2012, four of our manufacturing facilities received Bronze-level WCM certification, and in 2013 we began to introduce WCM principles in our suppliers’ operations.

•	Information and Communication Technology —We are continuing to align our information and communication technology systems and related business processes with Fiat’s systems and processes throughout our industrial, commercial and corporate administrative functions in order to facilitate our collaboration with Fiat, and to support our drive toward common global systems. As part of this alignment, we are adopting and implementing upgraded engineering software tools, as well as finance and procurement systems currently in use at Fiat, which we believe mitigates some of the risks typically encountered in implementing new information technology systems.

These initiatives, which build upon the parties’ respective strengths, are conducted pursuant to various commercial arrangements we have with Fiat, described below in more detail under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 13. Certain Relationships and Related Party Transactions, and Director Independence —Transactions with Fiat.

There is little, if any, competitive product overlap between us and Fiat. Although we and Fiat are sharing certain products and platforms as described above, we are minimizing competitive overlap in those markets in which we are both active through product and brand differentiation; for example, through different styling, powertrain configurations, accessories and marketing themes, as well as by targeting different consumer segments and vehicle price points.

Our Chief Executive Officer, Chief Financial Officer and certain of our other executive officers and employees serve on the Group Executive Council, or GEC, formed to oversee the management and integration of all Fiat interests, including its interest in Chrysler Group. Although the GEC cannot contractually bind Chrysler Group and recommendations made by the GEC to Chrysler Group, including transactions with Fiat affiliates, are subject to our own internal review and approval procedures, we believe that this facilitates the Fiat-Chrysler Alliance partners’ ability to coordinate their respective product and brand development plans and utilize their respective manufacturing capacity and capital resources more efficiently.

In January 2014, Fiat indirectly acquired, through its 100 percent owned indirect subsidiary, FNA, the 41.5 percent remaining membership interests held by the VEBA Trust described above in —Recent Developments —Fiat Acquisition of Equity Interests held by the VEBA Trust. Our governance documents include provisions that, following that transaction, effectively grant Fiat full control over our governance structure, including the election of our entire Board of Directors, or the Board. In addition, our Chief Executive Officer and Chief Financial Officer serve in those same roles for Fiat.

Products

A key component of our strategic plan is to create a portfolio of products that will appeal to a wide range of consumers. In order to optimize the mix of products we design, manufacture and sell, we consider a number of factors, including:

•	consumer tastes, trends and preferences;

•	demographic trends, such as age of population and rate of family formation;

•	economic factors that affect preferences for luxury, affordability and fuel efficiency;

•	competitive environment, in terms of quantity and quality of competitors’ vehicles offered within a particular segment;

•	our brand portfolio, as each of our brands targets a different group of consumers;

•	consumer preferences for certain vehicle types based on geographic region; and

•	technology, manufacturing capacity, regulatory requirements and other factors that impact our product development.

We also consider these factors in developing a mix of vehicles within each brand, with an additional focus on ensuring that the vehicles we develop further enhance our brand strategy.

As we acknowledged in our 2010-2014 Business Plan, our success rests largely on better balancing our portfolio to appeal to a broader, more global audience. We took significant steps to address our offerings in 2010 and 2011, when, over an 18-month period, we successfully re-designed and launched 16 vehicles with improved content and performance at a greater value. Among those launches was the new and widely acclaimed Jeep Grand Cherokee, which we then leveraged to develop and launch the three-row Dodge Durango to better accommodate families. We also expanded our reach to include smaller vehicles with the manufacture and sale of the Fiat 500.

In 2012, we continued to augment our smaller vehicle offerings with the launch of a new C-sedan, the Dodge Dart. The Dodge Dart is the first vehicle to utilize the CUSW platform that we co-developed with Fiat. The Dart also incorporates several Fiat and Chrysler Group fuel-saving technologies. See —Research, Development and Intellectual Property, below. Also in 2012, we launched the significantly refreshed Ram 1500 pick-up truck, the most fuel-efficient truck in its class, featuring an 8-speed transmission and our newly launched telematics system. The new Ram 1500 received the 2013 Motor Trend “Truck of the Year” designation and was selected as the North American International Auto Show 2013 “Truck/Utility of the Year.” We broadened the reach of the Fiat brand in North America with the launch of an Abarth version of the Fiat 500, as well as the production launch of a fully electrified version of the Fiat 500, driven by a powertrain based on our electrification technology. Finally, we re-opened our Conner Avenue assembly plant in Detroit, Michigan to begin production of the all-new SRT Viper.

In 2013, we continued to expand our lineup and refresh existing models. We launched a mid-cycle upgrade of the new Jeep Grand Cherokee and our heavy-duty Ram trucks in the first quarter. The Jeep Grand Cherokee upgrade included adaptation of the all-new 8-speed automatic transmission and Uconnect Access. The heavy-duty Ram had major improvements to the chassis to enhance towing and load capability along with the upgraded interior shared with the light-duty Ram.

In October 2013, we began shipping the all-new 2014 Jeep Cherokee based on the jointly-developed CUSW platform and featuring an all-new 9-speed transmission. Further expanding the breadth of our product portfolio, we began production of the all-new ProMaster commercial van as part of our Ram lineup in July 2013. The van, based upon the Fiat Ducato, is being built in our new plant in Saltillo, Mexico. We also introduced the all-new Fiat 500L, a B-segment multi-purpose vehicle that is contract manufactured for us by Fiat. By the end of 2014, we expect that a substantial portion of our lineup will consist of vehicles based on new vehicle platforms, many of which will be jointly-developed platforms.

Partnering with Fiat, we began shipping the Jeep Grand Cherokee powered by Fiat’s 3.0L V-6 EcoDiesel engine in October 2013. We also began shipping this same EcoDiesel engine in the Ram 1500 in February 2014 in North America. In December 2013, the Ram 1500 received the Motor Trend “Truck of the Year” for the second consecutive year.

In addition, Fiat is selling a version of our Dodge Journey as a Fiat Freemont in several markets outside North America. In 2014, we expect to establish an arrangement with Fiat to build a Jeep vehicle in China to be sold only in China. See Item 1A. Risk Factors —Meeting our objective of increasing our vehicle sales outside North America is largely dependent upon access to Fiat’s network of distribution arrangements, manufacturing capacity and local alliance partners.

Brands

We believe that we can continue to increase our vehicle sales, and reduce our reliance on sales incentives to dealers and retail consumers, by building the value of our Chrysler, Jeep, Dodge and Ram brands, as well as the SRT performance vehicle designation, all of which have a strong heritage and wide recognition among consumers. We also continue to build momentum in North America with respect to the Fiat brand, which enjoys similar recognition in other parts of the world.

Continuing our multi-year campaigns to clearly define the identity of each brand, we have launched several advertising campaigns that have received industry accolades. These campaigns supported the introduction of several new or significantly refreshed vehicles with individualized characteristics that are more closely aligned with the unique identity of each brand. In 2013, the Dodge brand teamed with Paramount Pictures to launch the successful Ron Burgundy marketing campaign for the new 2014 Dodge Durango. Further, we strengthened the global footprint of the Jeep brand in 2013 through concerted advertising and marketing campaigns which included many high-profile sponsorships. Jeep worldwide sales set an all-time record in 2013 of approximately 732,000 vehicles, with significant growth outside of North America. In addition, we developed a significant campaign to support the launch of the all-new 2014 Jeep Cherokee. We also launched campaigns to emphasize the historical ties of the Jeep brand to the U.S. military and the long-standing relationship between the Ram brand and the American farming community as demonstrated by the Ram brand’s ties with the Future Farmers of America Organization.

Mopar

We sell Mopar-branded accessories and collision, repair, maintenance and performance parts for our vehicles primarily to our dealers and distributors. Through our dealer network, we also sell Mopar service contracts to retail consumers for extended vehicle maintenance and repair. We currently offer Mopar service contracts throughout North America, the Middle East, Southeast Asia, East Asia, South Africa and Australia. We are currently in the process of expanding our service contracts business throughout the world, for ourselves and for Fiat, under the Mopar Vehicle Protection name. We believe that our customers’ future vehicle buying decisions are significantly influenced by their experience with after-sale service, replacement parts and accessories. We market Mopar as a standalone brand to increase the use of our products by, and improve the experience of, car enthusiasts and service providers who purchase replacement service parts and vehicle accessories. In 2013, we have continued to broaden our traditional marketing of Mopar at a global level via special event sponsorships, branded accessories, special edition vehicles, and a more extensive use of digital and social media. As of December 31, 2013, Mopar had received over half a million Facebook likes and had a registered owner base of more than 700,000 active users on the Mopar.com owner site. We are continuously improving the capabilities of Mopar.com, which offers online shopping for Mopar service parts and accessories. In 2013, we experienced a 27 percent increase in unique visitors to the site over 2012.

Together with Fiat, we continue to employ Mopar’s operational capabilities on a global basis to ensure the coordinated development and sale of common parts, diagnostic equipment and service tools. Mopar currently oversees 50 parts distribution centers which support both Chrysler Group and Fiat operations, 20 of which are located in North America. As our utilization of common platforms and sales of shared vehicles grows, we expect Fiat to continue to leverage the Mopar brand to support its operations.

In the U.S., we have continued to build upon our initiative to improve our customer care experience at our dealers and to enhance revenue opportunities. In 2010, we asked our U.S. dealers to extend their service hours to include Saturday and evening hours, and to market express oil change or other quick services using Mopar supplies. Approximately 80 percent of our U.S. dealers now offer Saturday service hours, and more than 40 percent provide an “express lane” or other quick service program. Dealers in our network have also hired several thousand additional technicians and service advisors to support the vehicle maintenance and repair services of our dealers and other aftermarket service providers. Finally, in 2012, we launched the wiADVISOR, a tablet-based service reception tool for our dealers. To date, approximately 1,300 dealers in our U.S. network have agreed to adopt this technology in their service centers.

Vehicle Sales

The U.S. economy continues to gradually recover from the recession that began in late 2007 and became increasingly severe with the global credit crisis in 2008 and 2009. The weaker economic conditions led to a substantial industry-wide decline in vehicle sales in the U.S., which fell from 16.5 million vehicles in 2007 to 10.6 million vehicles in 2009. The impact of this downturn on our market share was particularly pronounced and sustained, partly as a result of constraints on Old Carco’s ability to make investments in the development of new or significantly refreshed vehicles. In addition, Old Carco’s vehicle sales were adversely affected by increased fuel prices beginning in 2008 due to the predominance of larger, less fuel-efficient vehicles in its product portfolio.

Subsequent to the 363 Transaction, we have taken a number of product development and improvement actions, as described under the captions —Products, above, and —Research, Development and Intellectual Property, below.

Our new vehicle sales represent sales of our vehicles from dealers and distributors to retail customers and fleet customers. Our vehicle sales also include the Fiat 500L, which Fiat began contract manufacturing for us in May 2013 for sale in North America. Sales of the Fiat 500L represent less than one percent of our total vehicle sales for the year ended December 31, 2013. Beginning January 1, 2013, Chrysler Group vehicle sales in Mexico include Fiat-manufactured Fiat and Alfa Romeo vehicles. Prior to January 1, 2013, these vehicle sales were reported by Fiat (approximately five thousand vehicles for the year ended December 31, 2012). Vehicles manufactured by Chrysler Group for other companies, including Fiat, are excluded from our new vehicle sales. The following summarizes our new vehicle sales by geographic market for the years presented.

	Years Ended December 31,
	2013 (1)(2)			2012 (1)(2)			2011 (1)(2)			2010 (1)(2)			2009 (1)(2)(3)
	Chrysler Group	Industry	Percentage of Industry (4)	Chrysler Group	Industry	Percentage of Industry (4)	Chrysler Group	Industry	Percentage of Industry (4)	Chrysler Group	Industry	Percentage of Industry (4)	Chrysler Group and Old Carco	Industry	Percentage of Industry (4)
							(vehicles in thousands)
U. S.	1,800	15,862	11.4%	1,652	14,786	11.2%	1,369	13,041	10.5%	1,085	11,770	9.2%	931	10,603	8.8%
Canada	260	1,777	14.6%	244	1,714	14.2%	231	1,618	14.3%	205	1,581	13.0%	163	1,481	11.0%
Mexico	87	1,101	7.9%	88	1,024	8.6%	82	937	8.8%	79	846	9.3%	83	776	10.6%

Total North America	2,147	18,740	11.5%	1,984	17,524	11.3%	1,682	15,596	10.8%	1,369	14,197	9.6%	1,177	12,860	9.2%
Rest of World	254	63,621	<1.0%	210	62,449	<1.0%	173	60,018	<1.0%	147	57,697	<1.0%	141	51,044	<1.0%

Total Worldwide	2,401	82,361	2.9%	2,194	79,973	2.7%	1,855	75,614	2.5%	1,516	71,894	2.1%	1,318	63,904	2.1%

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.
(2)	The Company’s estimated industry and market share data presented are based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight and Ward’s Automotive.
(3)	For 2009, we have combined the vehicles sales of Old Carco and Chrysler Group. Vehicle sales in the U.S. were 426 thousand from January 1, 2009 to June 9, 2009 and 505 thousand from June 10, 2009 to December 31, 2009. Vehicle sales in Canada were 71 thousand from January 1, 2009 to June 9, 2009 and 92 thousand from June 10, 2009 to December 31, 2009. Vehicle sales in Mexico were 34 thousand from January 1, 2009 to June 9, 2009 and 49 thousand from June 10, 2009 to December 31, 2009. The balance of the international sales was 62 thousand from January 1, 2009 to June 9, 2009 and 79 thousand from June 10, 2009 to December 31, 2009.
(4)	Percentages are calculated based on the unrounded vehicle sales volume for Chrysler Group, Old Carco and the industry.

See Note 20, Geographic Information, of our accompanying audited consolidated financial statements for information about our net revenues and long-lived assets by geographic area.

The following summarizes the total U.S. industry sales of new motor vehicles of domestic and foreign models and our relative competitive position for the years presented. Vehicles manufactured by Chrysler Group for other companies, including Fiat, are excluded from our new vehicle sales.

	Years Ended December 31,
	2013 (1)(2)			2012 (1)(2)			2011 (1)(2)			2010 (1)(2)			2009 (1)(2)(3)
	Chrysler Group	Industry	Percentage of Industry (4)	Chrysler Group	Industry(5)	Percentage of Industry (4)	Chrysler Group	Industry(5)	Percentage of Industry (4)	Chrysler Group	Industry(5)	Percentage of Industry (4)	Chrysler Group and Old Carco	Industry(5)	Percentage of Industry (4)
							(vehicles in thousands)
Cars
Small	119	2,962	4.0%	80	2,809	2.8%	55	2,278	2.4%	45	2,011	2.2%	36	1,998	1.8%
Mid-size	211	2,846	7.4%	210	2,725	7.7%	143	2,272	6.3%	82	2,082	4.0%	61	1,961	3.1%
Full-size	156	922	16.9%	153	878	17.5%	106	850	12.5%	113	893	12.6%	99	808	12.3%
Sport	58	618	9.3%	55	627	8.8%	50	539	9.3%	44	532	8.3%	32	545	5.9%

Total Cars	544	7,348	7.4%	498	7,039	7.1%	354	5,939	6.0%	284	5,518	5.2%	228	5,312	4.3%
Minivans	246	518	47.5%	253	540	46.9%	206	472	43.4%	216	460	46.9%	175	415	42.2%
Utility Vehicles	642	5,221	12.3%	600	4,671	12.8%	552	4,280	12.9%	372	3,753	9.9%	333	3,121	10.7%
Pick-up Trucks	338	2,109	16.0%	278	1,888	14.7%	244	1,774	13.8%	207	1,602	12.9%	184	1,383	13.3%
Van & Medium- Duty Trucks	30	666	4.4%	23	648	3.6%	13	576	2.3%	6	437	1.3%	11	372	3.1%

Total Vehicles	1,800	15,862	11.4%	1,652	14,786	11.2%	1,369	13,041	10.5%	1,085	11,770	9.2%	931	10,603	8.8%

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.
(2)	The Company’s estimated industry and market share data presented are based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight and Ward’s Automotive.
(3)	For 2009, we have combined the vehicle sales of Old Carco and Chrysler Group.
(4)	Percentages are calculated based on the unrounded vehicle sales volumes for Chrysler Group, Old Carco and the industry.
(5)	During 2013, certain industry segment classifications were modified. We have reclassified all prior periods presented to conform to the 2013 classifications.

Fleet Sales and Deliveries

Our vehicle sales and market share data presented above includes fleet sales, as well as sales by our dealers to retail customers. Fleet sales consist of sales to rental car companies, commercial fleet customers and government entities.

The following summarizes our U.S. fleet sales and the number of those sales as a percentage of our total annual U.S. vehicle sales:

	Years Ended December 31,
	2013 (1)	2012 (1)	2011(1)	2010 (1)	2009 (1)(2)
	(vehicles in thousands)
Rental Car Companies	305	324	295	317	171
Other Fleet Customers	99	105	83	75	70

Total U.S. Fleet	404	429	378	392	241

Percentage of Total U.S. Vehicle Sales (3)	22.4%	26.0%	27.6%	36.1%	25.9%

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.
(2)	Chrysler Group began operations on June 10, 2009. The data reflects combined fleet sales of Old Carco and Chrysler Group for 2009.
(3)	Percentages are calculated based on the unrounded vehicle sales volume for Chrysler Group and Old Carco.

We categorize our fleet sales into three primary channels: (i) daily rental, (ii) commercial and (iii) government, including local, state and federal governments. Of the three channels, vehicle sales to our commercial customers are typically more profitable since they involve customized vehicles with more optional features and Mopar accessories; however, vehicle orders in this channel are usually smaller in size than the orders made in the daily rental channel. Vehicle sales in the daily rental and government channels are extremely competitive and often require discounts in order to be competitive. Fleet sales in the government channel are more profitable for us than fleet sales in the daily rental channel primarily due to the mix of products included in each respective channel. Rental car companies, for instance, place larger orders of small and mid-sized cars and minivans with minimal options, while sales in the government channel often involve a higher mix of relatively more profitable vehicles such as pick-up trucks, minivans and large cars with more options.

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

Competitive Position

The automotive industry is highly competitive, especially in the U.S., our primary market, with more than 10 large manufacturers with significant market share. Vehicle manufacturers must continuously engineer improvements in vehicle design, technology, performance and content to meet consumer demands for quality, reliability, fuel efficiency, comfort, driving experience, style, and safety. To enhance our competitive position, we are renewing our existing product lineup and introducing smaller, more fuel-efficient vehicles to balance our product lineup, which has been traditionally more weighted toward utility vehicles, minivans, trucks and large sedans.

Historically, U.S. manufacturers relied heavily upon dealer, retail and fleet incentives, including cash rebates, option package discounts, guaranteed depreciation programs, and subsidized or subvented financing or leasing programs to compete for vehicle sales. Although we will continue to use such incentives to market particular models in particular geographic regions during specific time periods, we now focus more of our efforts on improving vehicle sales primarily by building brand value, balancing our product portfolio, and improving the content, quality and performance of our vehicles. See —Products and —Brands, above, for information about our initiatives in those areas and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Trends, Uncertainties and Opportunities —Pricing for additional information related to incentives.

Our ability to increase or maintain vehicle prices and reduce reliance on incentives is limited by intense price competition resulting from the wide variety of available competitive vehicles in each segment of the new car market and global overcapacity in the automotive industry. At the same time, we will not be able to gain a competitive advantage by lowering prices as a means to increase vehicle sales without adversely affecting our profitability, as our ability to reduce costs is limited by commodity market prices, contract terms with suppliers, evolving regulatory requirements and collective bargaining agreements that limit our ability to reduce labor expenses in the short term.

The following provides new vehicle U.S. market share information for Chrysler Group and its principal competitors:

	Years Ended December 31, (1)
	2013	2012	2011	2010	2009
Chrysler Group (2)	11.4%	11.2%	10.5%	9.2%	8.8%
GM	17.6%	17.6%	19.2%	18.8%	19.6%
Ford	15.7%	15.2%	16.5%	16.4%	15.3%
Toyota	14.1%	14.1%	12.6%	15.0%	16.7%
Honda	9.6%	9.6%	8.8%	10.5%	10.9%
Hyundai/Kia	7.9%	8.6%	8.7%	7.6%	6.9%
Nissan	7.9%	7.7%	8.0%	7.7%	7.3%
Other	15.8%	16.0%	15.7%	14.8%	14.5%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	The Company’s estimated market share data is presented based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight and Ward’s Automotive.
(2)	Chrysler Group began operations on June 10, 2009. The data reflects combined market share of Old Carco and Chrysler Group for 2009.

Distribution

Our products are available in more than 150 countries around the world. We sell our products to dealers and distributors for sale to retail customers and fleet customers. Sales of vehicles, service parts and accessories outside North America are primarily to 100 percent owned, or affiliated, national sales companies or independent distributors and dealers.

In June 2011, Fiat became the general distributor of our vehicles and service parts in Europe, selling our products through a network of newly appointed dealers. Fiat is also distributing one of our vehicles through its well-established network in Brazil.

The following summarizes the number of independent dealer entities in our dealer network:

	As of December 31,
	2013	2012	2011	2010	2009
U.S. (1)	2,604	2,570	2,474	2,311	2,352
Canada (2)	437	437	434	433	434
Mexico (3)	163	149	136	132	115
Rest of World (4)	891	883	773	1,411	1,532

Total Worldwide	4,095	4,039	3,817	4,287	4,433

(1)	The number of dealers in the U.S. as of December 31, 2013, 2012 and 2011 includes 214, 200 and 138, respectively, Fiat brand dealers, of which 179, 175 and 123, respectively, were also Chrysler, Jeep, Dodge and Ram brand dealers.
(2)	The number of dealers in Canada as of December 31, 2013, 2012 and 2011 includes 82, 77 and 62, respectively, Fiat brand dealers, of which 81, 76 and 62, respectively, were also Chrysler, Jeep, Dodge and Ram brand dealers.
(3)	The number of dealers in Mexico as of December 31, 2013, 2012, 2011 and 2010 includes 44, 31, 22 and 21 Fiat brand dealers, respectively, and 9, 8, 3 and zero Alfa Romeo brand dealers, respectively.
(4)	The increase in the number of Rest of World dealers in 2012 as compared to 2011 is primarily attributable to our continuing efforts to engage in emerging market opportunities, particularly in Asia Pacific and South America. The decrease in the number of Rest of World dealers in 2011 as compared to 2010 is primarily attributable to our appointment in June 2011 of Fiat as our general distributor for select countries in Europe.

We are the exclusive distributor of Fiat and Fiat Professional (light commercial) vehicles and service parts in Mexico, and we are also the exclusive distributor of Fiat brand vehicles and service parts in North America. In 2010, we began selecting dealers for the sale of Fiat brand vehicles and service parts in the U.S. and Canada. We chose the metropolitan areas for these dealers based on small-car registration levels and the anticipated growth in the local small-car market. As of December 31, 2013, we had 214 independent Fiat dealerships in the U.S., of which 179 are owned by our Chrysler, Jeep, Dodge and Ram dealers. We also reintroduced Alfa Romeo brand vehicles and service parts in Mexico in 2011, and expect to sell Alfa Romeo brand vehicles in the U.S. and Canada as well.

In January 2012, we began distributing vehicles and service parts for Fiat in Russia. In addition, we are continuing to work with Fiat to engage in additional opportunities for the production, distribution and sales of vehicles and service parts in other emerging markets, such as China, Brazil and India. See —Fiat-Chrysler Alliance —Global Distribution, above, for additional information. In 2012, we also began selling Fiat, Fiat Professional and Alfa Romeo vehicles and/or service parts for Fiat in other markets outside North America.

Dealer and Customer Financing

Because our dealers and retail customers finance the purchase of a significant percentage of the vehicles we sell, the availability and cost of financing is one of the most significant factors affecting our vehicle sales volumes. Dealers use wholesale financing arrangements to purchase vehicles from us to maintain vehicle inventory levels adequate to drive retail vehicle sales. Retail customers use a variety of financing and lease programs, including programs in which we offer financial subsidy incentives, capitalized cost reductions or special terms through a financial services company, to acquire new vehicles from our dealers. Historically, like most large automakers, Old Carco relied on an affiliated finance company to provide most of this financing. Following the 363 Transaction, we do not have a captive finance company and instead rely upon strategic relationships developed with independent financial service providers, primarily SCUSA and formerly Ally, to provide critical financing and support for our dealers and retail customers, as described below.

On February 6, 2013, we entered into the SCUSA Agreement. Under the SCUSA Agreement, SCUSA provides a wide range of wholesale and retail financing services to our dealers and retail customers in accordance with its usual and customary lending standards, under the Chrysler Capital brand name. The financing services include credit lines to finance our dealers’ acquisition of vehicles and other products that we sell or distribute, retail loans and leases to finance retail customer acquisitions of new and used vehicles at our dealerships, financing for commercial and fleet customers, and ancillary services. In addition, SCUSA will work with dealers to offer them construction loans, real estate loans, working capital loans and revolving lines of credit.

The new financing service launched on May 1, 2013 following the expiration of our prior agreement with Ally discussed below, and SCUSA has agreed to specific transition milestones for the initial year following launch. If the transition milestones are met, or otherwise satisfactory to us, the SCUSA Agreement will have a ten-year term, subject to early termination in certain circumstances, including the failure by a party to comply with certain of its ongoing obligations under the SCUSA Agreement. In accordance with the terms of the agreement, SCUSA provided us an upfront, nonrefundable payment in May 2013, which will be amortized over ten years.

Under the SCUSA Agreement, we have provided SCUSA with certain rights, including limited exclusivity to participate in specified minimum percentages of certain of our retail financing rate subvention programs.

SCUSA’s exclusivity rights are subject to SCUSA maintaining price competitiveness based on market benchmark rates to be determined through a steering committee process as well as minimum approval rates.

SCUSA has agreed to make certain revenue sharing arrangements. The SCUSA Agreement also includes several commitments from SCUSA with respect to available funding, approval and penetration rates, price competitiveness and certain exclusivity rights. SCUSA will bear the risk of loss on loans contemplated by the SCUSA Agreement and the parties will share in any residual gains and losses in respect of consumer leases, subject to specific provisions including limitations on our participation in gains and losses contained in the SCUSA Agreement. SCUSA has also committed to consider future revenue sharing opportunities.

As part of the SCUSA relationship, we may in the future acquire an equity participation in an operating entity that would be formed to continue to provide the financing services contemplated by the SCUSA Agreement. The cost of our investment would be determined based on the operations that both parties agree would be contributed to the new operating entity and the resulting value.

Prior to entering into the SCUSA Agreement, in connection with the 2009 restructuring of the U.S. automotive industry, and with the assistance of the U.S. Treasury, we entered into an auto finance relationship with Ally. Ally provided wholesale and retail financing to our dealers and retail customers in the U.S. and Canada pursuant to the terms of the Auto Finance Operating Agreement that we signed with Ally in August 2010, or the Ally Agreement. We did not have an exclusive arrangement with Ally, as Ally had a similar agreement with General Motors and provides wholesale and retail financing to support other vehicle manufacturers.

Pursuant to the Ally Agreement, Ally was required to consider applications for financing made by our dealers and retail customers in accordance with its usual and customary standards, and to make lending decisions in accordance with its business judgment. As a customer incentive, we subsidized interest rates or cash payments at the inception of a financing arrangement, a practice known as “subvention.” Ally provided consumer and dealer financing to other manufacturers and our dealers and retail customers obtained financing, including some subvented financing, from other financing sources. Under the agreement, however, we first had to offer all subvention programs to Ally, and we were required to ensure that Ally financed a specified minimum percentage of the vehicles we sold in North America under rate subvention programs in which it elected to participate. Under the Ally Agreement, we were required to repurchase Ally-financed dealer inventory upon certain triggering events and with certain exceptions, in the event of an actual or constructive termination of a dealer’s franchise agreement, including, in certain circumstances, when Ally foreclosed on all assets of a dealer securing financing provided by Ally. These obligations excluded vehicles that had been damaged or altered, that were missing equipment or that had excessive mileage or an original invoice date that was more than one year prior to the repurchase date. As of December 31, 2013, the maximum potential amount of future payments required to be made to Ally under this guarantee was approximately $230 million, and was based on the aggregate repurchase value of eligible vehicles financed by Ally in our U.S. dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million as of December 31, 2013, which considers both the likelihood that the triggering events will occur and the estimated payments that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. These estimates are based on historical experience.

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

In an effort to expand the financing options for U.S. retail customers, in 2010, we also entered into subvention agreements with SCUSA for loans to sub-prime retail customers, and with US Bank, N.A. for lease financing. In

2011, we entered into an additional subvention agreement with Chase Bank, N.A. These supplemental programs are important sources of financing for some of our retail customers. Additionally, Chrysler Canada Inc., or Chrysler Canada, and Chrysler de Mexico, S.A de C.V., or Chrysler de Mexico, have arrangements with a number of financial institutions to provide a variety of retail financing programs.

In April 2012, we notified Ally that we would not renew the Ally Agreement following expiration of its initial term on April 30, 2013. This notice was given in light of the Ally Agreement’s requirement of 12 months’ prior notice. Notwithstanding the termination of the Ally Agreement, we anticipate that Ally will continue as a source of funding for our dealers and retail customers given the relationships Ally has developed since the time of the 363 Transaction. The Ally Agreement was terminated on April 30, 2013. Further, in September 2013, Ally sued SCUSA alleging breaches of copyright and misappropriation of trade secrets in connection with SCUSA’s entry into the arrangement with us and provision of financing solutions to our dealers and retail customers. This litigation is pending in federal court.

As of December 31, 2013, Ally was providing wholesale lines of credit to approximately 43 percent of our dealers in the U.S. For the year ended December 31, 2013, we estimate that approximately 81 percent of the vehicles purchased by our U.S. retail customers were financed or leased through our dealer network, of which approximately 22 percent were financed or leased through subvented programs with Ally and other lenders. As of December 31, 2013, SCUSA was providing wholesale lines of credit to approximately three percent of our dealers in the U.S. Ally has continued to provide dealer financing since the termination of our relationship with them, though they are no longer obligated to provide such financing. See Item 1A. Risk Factors—Availability of adequate financing on competitive terms for our dealers and consumers is critical to our success. Our lack of a captive finance company could place us at a competitive disadvantage to other automakers that may be able to offer consumers and dealers financing and leasing on better terms than our customers and dealers are able to obtain. In lieu of a captive finance company, we will depend on our relationship with SCUSA to supply a significant percentage of this financing, and we continue to depend on our former partner, Ally, as we transition to the new SCUSA relationship.

Finally, as part of the Fiat-Chrysler Alliance, we have agreements with financial services affiliates of Fiat for the provision of financing to consumers and our dealers in China, Argentina and Brazil.

Research, Development and Intellectual Property

We engage in research and development for new vehicles and technology to improve the performance, safety, fuel efficiency, reliability and consumer perception of our vehicles and to develop new features and content to meet customer expectations. As of December 31, 2013, we employed over 6,000 engineers. Our engineers support our product development efforts and have expertise in a number of disciplines, including mechanical, electrical, materials, computer science and chemical engineering. We also provide several internal programs through which a portion of our engineers receive cross-training in various technical and business functions.

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

As provided in the 2010-2014 Business Plan, we have significantly expanded our investment in research and development activities and prioritized development of vehicles with greater fuel efficiency and reduced emissions. These efforts culminated most recently in the launch of the 2013 Ram 1500, the first full-size pick-up to achieve a U.S. Environmental Protection Agency, or EPA, rated fuel economy of 25 miles per gallon on the highway. It also led to the development of the Dodge Dart, a small fuel-efficient vehicle with an EPA-rated fuel economy of up to 41 miles per gallon highway.

The following summarizes our research and development expenses (in millions of dollars):

	Years Ended December 31,
	2013	2012	2011
Research and development expenses, net	$2,320	$2,324	$1,674

Fuel-Efficiency and Reduced Emissions

We have made the development of more fuel efficient vehicles a priority to meet retail customer preferences, comply with current and future regulations and as part of our commitment to sustainability. We are therefore focusing our research efforts on five areas aimed at reducing fuel consumption and emissions: vehicle energy use (weight, aerodynamics, drag and rolling resistance); engines; transmissions; axles and drivelines; electric and hybrid propulsion and alternative fuel technologies.

Vehicle Energy Use

Our research in vehicle energy demand examines ways to optimize vehicle weight, aerodynamic drag, tire performance, braking drag and driveline losses. For example, we have increased our use of high-strength steel and other lightweight materials to reduce vehicle weight, and thus improve fuel economy, while still meeting standards for vehicle safety. To further reduce vehicle weight, we have introduced high pressure, light-weight aluminum casting technology into our vehicles, including the front and rear suspension cross-members in the Dodge Dart. Our research also seeks to reduce electrical loads through application of higher efficiency fans and fuel pumps.

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

Our new Ram 1500 and the Dodge Dart both incorporate many of the technologies we have developed to manage energy demand, including active grille shutters to improve aerodynamic drag and to moderate temperature, electric power steering and increased use of LED lighting to reduce the vehicle’s overall energy consumption. In 2013, certain of our vehicles began to incorporate a low-tension belt for the front-end accessory drive, which further improved fuel savings.

To further reduce fuel consumption, we incorporated stop/start technology into the new Ram 1500 as well as the diesel version of the Jeep Wrangler that Fiat is selling on our behalf in Europe. Stop/start technology turns off the engine and fuel flow at full stops, and re-starts the engine automatically upon acceleration. We plan to integrate this fuel-saving start/stop technology in several more models on a global basis.

Powertrain Technologies

Engines. For the third year in a row, Ward’s Auto recognized the Pentastar V-6 engine in 2013 as one of the “10 Best Engines”, based upon its refinement, power, fuel efficiency and low emissions. This engine features a light-weight aluminum block with variable valve timing that improves fuel efficiency over its pre-2010 predecessor engines.

We use the Pentastar V-6 engine in the Jeep Grand Cherokee, the Ram 1500 and in 15 other vehicles. Because this engine was designed with flexible architecture, we have the ability to use the engine in a range of models, and to use it together with a variety of advanced technologies, such as direct injection or turbo charging. We manufacture the Pentastar V-6 engine at our facilities in Trenton, Michigan, and Saltillo, Mexico. High demand for this engine led to production of more than three million Pentastar engines as of December 31, 2013, and we have taken steps to further expand our capacity for production.

For the Fiat 500, we also manufacture the FIRE engine which incorporates Fiat’s MultiAir technology. This added a fuel-efficient small engine to our portfolio. Fiat’s MultiAir technology involves proprietary hardware, combustion strategies and controls that provide cycle-by-cycle control of engine intake valve lift and timing.

Fiat has now developed MultiAir II, which maximizes the combustion efficiency by simultaneously managing the intake valves, throttle position and spark timing. We believe these enhancements will improve torque and fuel economy beyond that of the original MultiAir technology. We have applied this new technology to the new 2.4 liter, 4-cylinder Tigershark engine available in the 2014 Dodge Dart GT and the all-new 2014 Jeep Cherokee. This engine provides better fuel economy and refinement than our current World Gas Engine.

Our engine mix is intentionally moving toward smaller, 4-cylinder engines. In 2013, 27 percent of our vehicles incorporated a 4-cylinder engine, as compared to 26 percent in 2012, 24 percent in 2011 and 19 percent in 2010. We expect this trend of increasing use of smaller engines to continue.

Transmissions. We have two commercial agreements with one of our key suppliers, ZF Friedrichshafen AG, or ZF, for the design, engineering and manufacture of new automatic transmissions that deliver reduced fuel consumption combined with improved driving performance. The first agreement covers a rear-wheel drive 8-speed transmission for light- and medium-duty applications that we originally introduced in 2011 in the Chrysler 300 and Dodge Charger. We have now included this transmission in the new Ram 1500, the Jeep Grand Cherokee, including in the diesel version, and the Dodge Durango. This transmission reduces fuel consumption by up to 12 percent over most of our current 5-speed and 6-speed transmissions. We ultimately plan to use this transmission in all of our rear-wheel drive vehicles except the heavy-duty and chassis cab versions of the Ram truck and the all-new SRT Viper.

The second agreement with ZF covers the development and manufacture of an all-new 9-speed front-wheel drive transmission for medium-duty applications. This transmission is expected to reduce fuel consumption by up to seven percent over our current 6-speed transmissions. We use this transmission in the all-new 2014 Jeep Cherokee and plan to use it in other future vehicles. We manufacture the majority of our volume requirements for both the 8- and 9-speed ZF transmissions at our own facilities in Kokomo, Indiana under licenses from ZF, and we purchase the remainder of our volume requirements from ZF.

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

Axles and Driveline. We have a commercial agreement with an affiliate of ZF through which they produce light-weight axles at our facility in Marysville, Michigan. This relationship affords us access to advanced axle technologies we could not develop on our own without investing significant time and capital. In 2011, we incorporated the front and rear ZF axles in our Jeep Grand Cherokee, the Dodge Durango and the Ram pick-up trucks.

We also produce the only all-wheel drive passenger vehicles that incorporate front and rear-axle disconnect technology. When the axle is disconnected, the number of rotating components in the driveline is reduced, thus enhancing fuel economy. This feature, which we incorporated in 2011 in our all-wheel drive versions of the Dodge Charger and the Chrysler 300, and more recently in the all-new 2014 Jeep Cherokee, automatically changes the vehicle’s mode between two-wheel and all-wheel as changes in driving conditions occur, thereby improving safety and performance. When combined with our V-6 Pentastar engine, axle disconnect technology affords the Dodge Charger and the Chrysler 300 best-in-class fuel economy designations among full-size, rear-wheel drive vehicles. We use this same technology in the new Ram 1500, which has been recognized by the industry for its best-in-class highway fuel economy.

Expanding the application of the axle disconnect concept in front-wheel drive based all-wheel drive vehicle platforms, we have developed the first in the industry rear-axle disconnect technology in order to further improve the fuel economy, along with retaining the vehicle capability. This advanced driveline solution was introduced in the all-new 2014 Jeep Cherokee.

Hybrid Propulsion and Alternative Fuel Vehicles

Our research activities include the development of technologies that can be used in a wide range of electrified vehicles, including conventional hybrids, or HEV, plug-in hybrids, or PHEV, range-extended electric vehicles and full-function electric vehicles, or EV. HEV includes both an internal combustion engine and an electric motor to propel the vehicle, and the battery is charged by the internal combustion engine. PHEV is similar to HEV, but is capable of limited all-electric driving with its battery being charged by the internal combustion engine while the vehicle is in operation, or otherwise using an on-board charger connected to an external electric power source. EV on the other hand relies solely on an electric motor for propulsion and its larger battery is charged using an external electric power source.

With respect to these advanced technologies, we are creating cost reduction strategies such as modular systems and components that can be utilized across various types of vehicles to ensure affordability in the future. Additionally, significant effort is focused on optimizing internal combustion engine technologies that are synergistic with HEV and PHEV.

In June 2013, we started selling our first production EV, the Fiat 500e, to U.S. consumers in California. This zero-emissions vehicle, or ZEV, earns an industry-best EPA highway fuel economy rating of 108 miles per gallon equivalent, while also achieving best-in-class EPA combined city/highway driving range of 87 miles.

After two years of testing, our U.S. Department of Energy demonstration projects for Ram truck and Chrysler minivan PHEVs are undergoing upgrades to leverage advancements in lithium ion battery technology. These programs are scheduled for completion in 2014.

In 2013, we launched the Jeep Grand Cherokee powered by Fiat’s 3.0L V-6 EcoDiesel engine in North America which has a best-in-class highway fuel economy rating of 30 miles per gallon as well as best-in-class driving range and this engine was awarded one of Ward’s Auto “10 Best Engines” for 2014. We also introduced this same EcoDiesel engine in the Ram 1500 in the first quarter of 2014 in North America. We expect the Ram 1500 EcoDiesel will have best-in-class highway fuel economy in the full-size truck segment. In addition, the Ram 1500 was recently awarded the Motor Trend 2014 “Truck of the Year.”

We are producing vehicles that utilize compressed natural gas, or CNG, and are exploring use of other alternative fuel sources. In late 2012, we launched a bi-fuel version of the Ram 2500, originally intended only for fleet sales, but we have expanded to retail sales at the request of consumers. This vehicle is capable of utilizing either CNG or gasoline.

Uconnect Technology

Our Uconnect systems provide our retail customers access to traditional broadcast media, as well as Hybrid Digital (HD) radio, satellite broadcasts, personal content and rear seat entertainment, navigation services, traffic and travel data, and hands-free communication. Our second generation of Uconnect systems, which we incorporated in vehicles starting in 2011, provided certain improvements such as a new 8.4-inch touch-screen, simplified steering wheel controls and hands-free voice commands. The system, as included in the Dodge Charger, received the Edmunds.com “Breakthrough Technology Award” for 2012.

We have introduced the third generation Uconnect Systems and Services, named Uconnect Access, in the 2013 Ram 1500, all-new 2013 SRT Viper, 2014 Jeep Grand Cherokee, all-new 2014 Jeep Cherokee, 2014 Durango and all-new 2015 Chrysler 200. This platform can be personalized to serve the needs of consumers with varying degrees of skill and comfort with technology, and includes the option to download, over the air, Chrysler Group-certified applications, such as the connected social search application, Yelp, that are integrated with the vehicle’s onboard navigation system. Uconnect Access via Mobile was introduced in 2013 and allows drivers to control personalized content from popular mobile applications, such as Pandora. These applications, while similar to those found on smartphones and tablets, are specifically designed for in-vehicle use. In addition to offering telematics services such as emergency notification and remote start, the new system includes the first cloud-based voice texting services offered by a domestic automaker, which leverages the system’s natural language voice recognition technology. We were the first in the industry to migrate the content of owner’s manuals onto smartphone apps, which improved electronic information accessibility for customers and reduced environmental impact by reducing paper-printing. We are also the first automaker to be able to offer the full set of Sirius XM satellite channels. In 2013, Uconnect Access was awarded the first-ever “Technology of the Year” award from AOL Autos.

This platform is designed so that it can be leveraged globally across our entire vehicle lineup, and can be easily upgraded in the future as technology continues to evolve. In addition to the wide range of connectivity options and intuitive and responsive user interface capabilities of our newest system, all of which aim to enhance the driving experience and reduce driver distraction, we are continuing to develop integration of our vehicles with our retail customers’ own smartphones and inclusion of vehicle diagnostic services.

Intellectual Property

We hold numerous patents for use in our business. We also jointly own or hold licenses to intellectual property in certain technologies with Fiat and other third parties pursuant to various commercial agreements. No single patent is material to our business as a whole. We also own a number of trademarks and service marks that are critical to the recognition of our products by consumers, including, in particular, the Chrysler, Jeep, Dodge, Ram, SRT and Mopar marks, described in —Brands, above.

Our intellectual property portfolio is supplemented by our license of certain intellectual property obtained from Fiat in the 363 Transaction. The license is exclusive in North America and non-exclusive for other parts of the world.

Raw Materials, Services and Supplies

We procure a variety of raw materials, parts, supplies, utilities, transportation and other services from numerous suppliers to manufacture our vehicles, parts and accessories, primarily on a purchase order basis. Raw materials we use typically consist of steel, aluminum, resin, copper, rubber, and precious metals including platinum, palladium and rhodium. In the past year, prices have stabilized, allowing us to purchase certain commodities at lower costs compared to recent years.

Although we have not experienced any major loss of production as a result of material or parts shortages, we, like our competitors, regularly source systems, components, parts, equipment and tooling from a sole provider or limited number of providers. Therefore, we are at risk of production delays and losses should any supplier fail to deliver goods and services on time. See Item 1A. Risk Factors —If our suppliers fail to provide us with the raw materials, systems, components and parts that we need to manufacture our automotive products, our operations may be disrupted which would have a material adverse effect on our business and —Most of the components, parts and systems we use are sourced exclusively from a single supplier.

Supply of raw materials, parts and components may also be disrupted or interrupted by natural disasters, such as the 2011 earthquake and tsunami in Japan. In such circumstances, we work proactively with our suppliers to identify shortages of materials and parts, and take steps to mitigate the impact of any shortages we identify, by deploying additional personnel, accessing alternative sources of supply and managing our production schedules. We also continue to refine our processes to identify emerging capacity constraints in the supplier tiers given the ramp up in manufacturing volumes to meet expected growth in consumer demand. Further, we continuously monitor supplier performance according to key metrics such as part quality, delivery performance and financial solvency to proactively manage risks in the event of a downturn affecting particular suppliers.

We work with our suppliers on an ongoing basis to reduce our supply costs whenever possible. When one of our suppliers proposes a program or method that results in a technical cost saving to us, we share that cost saving equally with the supplier for a one-year period after such program or method is implemented, which we believe encourages our suppliers to actively pursue efforts that will reduce our supply costs.

Environmental and Regulatory Matters

The automotive industry is subject to extensive government regulation. Chief among these are vehicle and engine requirements governing safety, emissions and fuel economy, and the environmental impacts of our manufacturing operations. As described below, regulations in the U.S. and other countries impose substantial testing, certification and verification requirements with respect to vehicle emissions, fuel economy, noise and safety, and with respect to the environmental aspect of the operations of our manufacturing plants and other facilities. We are also subject to substantial rules and regulations designed to protect the health and safety of our workforce. The costs of complying with these requirements can be significant, and violations with respect to these requirements can result in fines, penalties, sales limitations, vehicle recalls, cleanup costs, reconfiguration of our facilities and claims for personal injury or property damage.

Vehicle Emissions

U.S. Standards. Under the Clean Air Act, EPA and the California Air Resources Board, or CARB, (by EPA waiver) require emission compliance certification before a vehicle can be sold in the U.S. or in California (and other states that have adopted the California emissions requirements). Both agencies impose limits on tailpipe and evaporative emissions of certain smog-forming pollutants from new motor vehicles and engines. Pre-production testing data must demonstrate compliance with such standards to obtain emissions certification. For vehicles sold in the U.S., EPA’s Clean Air Act Tier 2 tailpipe emissions standards, or Tier 2 standards, currently apply to passenger cars and light-duty trucks (which for this purpose includes our minivans, SUVs and pick-up trucks other than the Ram 2500/3500 models), and heavy-duty emissions of regulated compounds standards apply to heavy-duty vehicles (our Ram 2500/3500 model and chassis cab trucks).

Currently, EPA has proposed (but has not issued) new tailpipe and evaporative emission standards, as well as fuel requirements under its Tier 3 Vehicle Emission and Fuel Standards Program, or Tier 3 standards. These Tier 3 standards are generally more stringent than the Tier 2 standards. The Tier 3 standards are also generally aligned with California’s Low Emission Vehicle III, or LEV III, tailpipe and evaporative standards (see discussion below). Once issued, the Tier 3 standards would become effective in model year 2017 for light-duty vehicles, and 2018 for heavy-duty vehicles. These standards would further require us to conduct post-production vehicle testing to demonstrate compliance with these emissions limits for the estimated useful life of a vehicle, for up to 15 years and 150,000 miles, depending on the compliance category. Under Tier 2 standards and Tier 3 standards, we are required to monitor and report issues with the emissions performance over that time, and can be required to recall, repair or stop delivery of non-conforming vehicles.

In addition, EPA and CARB regulations require that a vehicle’s emissions performance be monitored with onboard diagnostic, or OBD, systems. We have implemented hardware and software systems to comply with the OBD requirements. Conditions identified through OBD systems could lead to vehicle recalls (or other remedial actions such as extended warranties) with significant costs for related inspections, repairs, or per-vehicle penalties.

California Standards. California sets its own, generally more stringent, emissions standards pursuant to a waiver from EPA under the Clean Air Act. CARB has adopted requirements relating to vehicle certification, OBD, and tailpipe, evaporative and greenhouse gas emissions limitations known as the LEV III standards, which apply to 2014 model year vehicles. CARB regulations also require that a specified percentage of cars and certain light-duty trucks sold in California must be ZEVs, such as electric vehicles or hydrogen fuel cell vehicles. A manufacturer can earn credits toward the ZEV requirement through the sale of advanced-technology vehicles such as hybrid electric vehicles or natural gas vehicles with extremely low tailpipe emissions and, as set forth in the LEV III standards, or by over-complying with the federal model year 2017 through 2025 Greenhouse Gas, or GHG, standards, retiring such credits, and applying them to its ZEV obligation. Through the 2017 model year, ZEV rules also provide certain ZEV credits for partial zero-emission vehicles, or PZEVs, which can include internal combustion engine vehicles certified to very low tailpipe emissions and zero evaporative emissions. The ZEV regulations, which CARB revised most recently in February 2009 for the 2012 and subsequent model years, require increasing volumes of battery electric and other advanced technology vehicles with each model year. We currently comply with the ZEV requirements using a variety of vehicles, including battery electric vehicles (full ZEVs), PZEVs and hybrid vehicles.

The Clean Air Act permits other states to adopt California’s stricter emission standards. Twelve other states (New York, Massachusetts, Maine, Vermont, Connecticut, Delaware, Pennsylvania, Rhode Island, New Jersey, Oregon, Washington and Maryland), as well as the Province of Quebec, currently use California’s LEV III standards in lieu of the federal EPA standards, and 10 of those states also have adopted California’s ZEV requirements. California also has GHG emissions limitations, which are discussed below under the caption —Vehicle Fuel Economy and GHG Regulation.

Regulatory Fleet Aggregation. Under U.S. and California GHG regulations, as well as Corporate Average Fuel Economy, or CAFE, standards and California’s ZEV requirements, sales of certain Fiat entities’ and Chrysler Group’s fleets must be combined.

European Standards. The European Union, or EU, regulates tailpipe smog-forming pollutant and evaporative emissions for vehicles sold in its member states. Other European countries have adopted similar regulations from the United Nations Economic Commission for Europe. European regulations, like those in the U.S., require certification by regulatory authorities of the emissions performance of our new vehicles before the vehicles can be sold. The Euro-5 EU emission standard was adopted in 2009 and applies to vehicles through the 2013 model year. The more stringent Euro-6 EU standard applies to 2014 and later model year vehicles. The new standards will require the development of additional diesel engine technology, which is likely to increase the cost of diesel engines and compromise overall fuel economy. The EU also requires such programs as OBD and pre- and post-production testing. We expect the combined Chrysler Group and Fiat vehicle fleet to meet the requirements of both the Euro-5 and Euro-6 standards, as applicable.

Other Regions. Vehicles sold in Asia, South America and other parts of the world also are subject to local emissions and evaporative standards and OBD requirements. We expect to comply with such requirements, which generally are based on the EU standards, California standards, or a hybrid standard based on those established programs.

Vehicle Fuel Economy and GHG Regulation

U.S. Requirements. Since enactment of the 1975 Energy Policy and Conservation Act, or EPCA, the National Highway Transportation Safety Administration, or NHTSA, has established minimum CAFE requirements for fleets of new passenger cars and light-duty trucks sold in the U.S. A manufacturer is subject to civil penalties if it fails to meet the CAFE standards in any model year, after taking into account all available credits for performance in the last three model years or expected performance in the next five model years. Passenger cars imported into the U.S. are averaged separately from those manufactured in the U.S., but all light-duty trucks are averaged together.

The 2007 Energy Independence and Security Act, or EISA, revised EPCA and required NHTSA to establish more stringent CAFE standards beginning with the 2011 model year. Among other things, although there will continue to be separate standards for cars and light-duty trucks, standards must be set such that they increase year over year to achieve an industry-wide standard by 2016. These CAFE standards applicable to all manufacturers’ 2011-2016 model year domestic and imported passenger car and light-duty truck fleets are “footprint-based,” meaning that each manufacturer’s fuel economy requirement is dependent on the size of the vehicle, and mathematically averaged per the sales volumes and the mix of models in the manufacturer’s fleet for that model year. Meeting these CAFE standards is causing us to make costly adjustments to our product plans through the 2016 model year.

In addition, there has been significant interest among vehicle manufacturers, governmental authorities, environmental groups, and consumers regarding the impact of vehicle GHG emissions, primarily carbon dioxide, or CO2, on the global climate. There remains significant conflicting regulatory overlap in this area since regulating GHG vehicle emissions also has the direct effect of regulating fuel economy.

In May 2009, President Obama announced an agreement in principle among EPA and other federal agencies, the State of California and the automotive industry to establish a coordinated national program to reduce GHGs under the Clean Air Act and improve fuel economy under CAFE. EPA (under its GHG standards) and NHTSA (under its CAFE standards) subsequently issued a joint final rule to implement a coordinated national GHG and fuel economy program for light-duty vehicles (passenger cars, light-duty trucks, and medium-duty passenger vehicles), establishing standards for model years 2012 through 2016, calling for year-over-year increases in fuel economy until the average fleet-wide standards reach 35.5 miles per gallon by 2016. Although California adopted a more stringent GHG rule under California law, compliance with the federal rule constitutes compliance with CARB’s rule. Additionally, EPA and NHTSA issued a joint final rule on September 15, 2011, that establishes a similar GHG/fuel economy national program for medium and heavy-duty vehicles, beginning with model year 2014 for GHG standards, and model year 2016 for fuel economy standards.

On August 28, 2012, EPA and NHTSA issued a joint final rule to extend the joint GHG/fuel economy national program for light-duty vehicles to model years 2017 through 2025, again requiring year-over-year increases in fuel economy until the average fleet-wide standards reach 54.5 miles per gallon by 2025. The rule calls for a “mid-term review” to be completed by 2021 that compels EPA and NHTSA to evaluate the market acceptance of advance vehicle technology, as well as other assumptions that formed the basis for the stringency of this rule to determine whether the standards are appropriate. Again, under California law, compliance with the federal GHG rule constitutes compliance with CARB’s GHG rule. The model year federal 2017-2025 GHG rule contains a variety of compliance flexibilities, including incentives for sales of electric vehicles and hybrids, as well as alternative fuels like compressed natural gas or hydrogen fuel cell vehicles, and the use of the new ultra low- global warming potential refrigerant HFO1234yf. NHTSA’s corresponding proposed CAFE rule imposes new vehicle safety standards in conjunction with the fuel economy standards.

While we believe that our current product plan will meet the applicable federal and California GHG/fuel economy standards established through model year 2016, our compliance is dependent on our ability to implement design and testing features that would generate GHG credits pursuant to the federal GHG rule for model years 2012-2016, and 2017-2025, on a credit carry-forward and carry-back basis. Moreover, based on projected sales volumes and fleet mix, compliance with the standards as proposed for the 2017 through 2025 model years will require us to take further costly actions or to limit the sale of certain of our vehicles in certain states. If the vehicles we develop to comply with these requirements are not appealing to consumers or cannot be sold at a competitive price, we may not be able to achieve the vehicle fleet mix, depending on the type and volume of our customers’ purchases, which would enable us to meet the stringent fuel economy/GHG requirements, even though our long-range projection plans out a compliant path. Additionally, if pending litigation challenging EPA’s ability to regulate GHG vehicle emissions as a pollutant is successful (such that the model years 2012 through 2016 rule is voided) and, as a result, CARB enforces its GHG rule separately, we would need to adjust our product plan and would incur additional cost.

European Requirements. The EU promulgated passenger car CO2 emissions regulations, beginning in 2012 and phasing in compliance through 2015. These regulations target vehicle weight, calculated as an average across the manufacturer’s fleet. The law also provides certain flexibility, such as credits for “eco-innovations,” alternative fuel use, and vehicles with very low CO2 emissions. We are developing a compliance plan based on our predicted fleets and vehicle CO2 emissions averages of Chrysler Group and Fiat vehicles sold in Europe as a combined fleet. The EU also adopted CO2 emissions standards for light commercial vehicles, a program similar to the passenger car program.

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

Mexican Requirements. On June 21, 2013, the Mexican Ministry of Environment and Natural Resources issued a new final GHG regulation applicable to manufacturers and importers of light duty vehicles in Mexico. This rule is based on the model years 2012 through 2016 U.S. GHG rule described below under —Requirements in Other Regions.

Requirements in Other Regions. Other countries, such as China, Korea, India and South American countries have proposed or are considering establishing fuel economy/GHG emissions requirements that would pose additional compliance obligations and may increase our costs to manufacture vehicles.

Vehicle Fuel Content

For years, EPA regulations have allowed conventional gasoline to contain up to 10 volume percent ethanol, or E10, and we and other vehicle manufacturers designed our vehicles to accommodate E10. Ethanol is an alcohol-based fuel generally made with starch crops, such as corn, or cellulosic sources, such as wood or other biodegradable materials. Proponents of ethanol maintain that its use can reduce GHG emissions and dependence on oil. On November 15, 2013, EPA proposed a reduction in the amount of ethanol in the U.S. gasoline supply, an action which may signal a scaling back of efforts for increased biofuel content in fuels.

In response to an application filed by ethanol manufacturers, EPA granted waivers under the Clean Air Act that allow fuel manufacturers to introduce gasoline containing up to 15 volume percent ethanol, or E15, for use in certain light-duty vehicles (including passenger cars, light-duty trucks and SUVs). The first waiver, granted in October 2010, allows such use in model year 2007 and newer vehicles, and the second waiver, granted in January 2011, allows such use in model year 2001 through 2006 vehicles.

In connection with the E15 waiver application, the automotive industry expressed concern to EPA that the use of E15 in prior model year vehicles designed solely for E10 could result in fuel system failures, OBD system warnings, customer dissatisfaction and increased warranty claims since ethanol is more corrosive than gasoline.

EPA imposed conditions on the waivers, and issued a “misfueling rule,” the combination of which EPA believes will assure the quality of E15 and reduce the potential for misfueling of older model year vehicles. Despite a challenge by automotive industry representatives and other groups, EPA’s waivers were upheld in court. The industry similarly has challenged certain provisions of the misfueling rule. Currently, E15 is being sold at a limited number of fueling stations in the United States.

Vehicle Safety Regulations

U.S. Requirements. Under federal law, all vehicles sold in the U.S. must comply with all applicable Federal Motor Vehicle Safety Standards, or FMVSS, promulgated by NHTSA, and also must be certified by their manufacturer as being in compliance with those standards. In addition, if a vehicle contains a defect that is related to motor vehicle safety or does not comply with an applicable FMVSS, the manufacturer must notify vehicle owners and provide a remedy. Moreover, the Transportation Recall Enhancement, Accountability, and Documentation Act requires manufacturers to report certain information related to claims and lawsuits involving fatalities and injuries in the U.S. if alleged to be caused by their vehicles, and other information related to customer complaints, warranty claims, and field reports in the U.S., as well as information about fatalities and recalls outside the U.S.

Several new or amended FMVSSs will take effect during the next few years (sometimes under phase-in schedules that require only a portion of a manufacturer’s fleet to comply in the early years of the phase-in). These include an amendment to the side impact protection requirements that added several new tests and performance requirements (FMVSS No. 214), an amendment to roof crush resistance requirements (FMVSS No. 216), and a new rule for ejection mitigation requirements (FMVSS No. 226). In addition, NHTSA has proposed to adopt a new FMVSS that would require all light vehicles to be equipped with a rear-mounted video camera and an in-vehicle visual display, and another to mandate the content recorded on event data recorders. Compliance with these new requirements, as well as other possible prospective NHTSA requirements, is likely to be difficult and/or costly.

NHTSA recently published guidelines for driver distraction and, although not rising to the level of a FMVSS, there may be substantial costs associated with conformance.

At times, organizations like NHTSA or the Insurance Institute for Highway Safety, or IIHS, will issue or reissue safety ratings applicable to vehicles. Changes to these ratings are subject to the agencies’ discretion. IIHS recently introduced new tests and modified its “Top Safety Pick” protocol. Pursuant to the new protocol, many of our vehicles’ existing Top Safety Pick ratings are at risk, and we could incur significant expense to maintain those ratings, or could suffer negative public relations if we do not maintain them.

Finally, NHTSA has announced its intention to issue regulations regarding its Connected Vehicles strategy. These regulations could subject us to substantial costs for vehicle integration components and software and may require auto manufacturers to provide significant funding for a national technology operating system. The regulations may also implicate cybersecurity issues that place additional legal and financial responsibilities on us.

Requirements in Other Regions. We are subject to certain safety standards and recall regulations in the markets outside the U.S. in which we operate. Foreign safety standards often have the same purpose as the U.S. standards, but they may differ in their requirements and test procedures. From time to time, other countries adopt safety requirements that are unique and usually require revised or additional vehicle design. Additionally, the EU and many other countries require “type approval” by a government agency before a vehicle can be sold, while the U.S. and Canada require “self-certification” by the manufacturer.

Environmental Regulation of Manufacturing Operations

We operate manufacturing facilities and other facilities, primarily in the U.S., Canada and Mexico, that are subject to a multitude of federal, state/provincial and local environmental protection laws, including those that govern air emissions, water discharges, hazardous substance handling, storage and use, waste generation, management and disposal, remediation of site contamination, odor and noise. These requirements impose various operating permit, data collection and reporting requirements. We have incurred, and expect to continue to incur, significant costs and will make investments to comply with these laws and regulations. In addition, we could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws or non-compliance with environmental permits required at our facilities.

A variety of air, water and waste regulations are currently the subject of litigation and rulemaking procedures that might result in potential modifications to the rules. Additionally, new and existing regulations of nitrogen dioxide in the U.S. and Canada impose local air quality limits on the emissions from manufacturing facilities that must be managed continuously, and can impact expansion activities.

As a result of the federal vehicle GHG standards that were finalized in May 2010 and came into effect in January 2011, CO2 and other GHGs were deemed to be pollutants subject to regulation under the Clean Air Act. Consequently, in May 2010, EPA issued a regulation that phased in new requirements for operating permits for facilities based on annual emissions of GHGs from manufacturing plants. The rule tailors the application of two operating permit programs, the prevention of significant deterioration program and the Title V program, to facilities based on their emissions level, industrial category, and current permit status. EPA has issued further rulemaking and guidance on the requirement, though questions still remain on rules regarding the use the “best available control technology” and other matters. There is litigation by a variety of U.S. manufacturers and trade associations that has reached the U.S. Supreme Court that is challenging the model year 2012 through 2016 light duty GHG rule, insofar as that rule triggered regulatory control of GHG emissions from U.S. manufacturing facilities. If this litigation is successful in voiding the vehicle GHG rule for model year 2012 through 2016, we could be subject to the stricter California standards in both California and in the states that adopted the California standards, which outcome could cause us to incur additional expenses for the modification of vehicles, or could limit the sale of certain vehicles. These new facility-based GHG requirements will apply to most of our U.S. manufacturing and other facilities, may require us to install additional pollution control equipment and/or change operating processes.

We expect facility-related environmental requirements applicable to our industry to become more stringent over time, and significant expenditures could be required to comply with environmental requirements that may be adopted, amended or imposed in the future or as a result of changes in interpretation or results of litigation relating to existing or pending requirements.

Occupational Safety

The federal Occupational Safety and Health Administration, or OSHA, enforces and promulgates regulations under the Occupational Safety and Health Act of 1970, as amended, or the OSH Act. These laws establish certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to affect the health and safety of our employees, including that which could cause death or serious injury. In particular, we must comply with safety and toxicological standards promulgated by OSHA, as well as various record keeping, disclosure and procedural requirements that apply to our operations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business to comply with the OSH Act and other state and local laws and regulations. Any failure to comply with these regulations could result in fines by government authorities and payment of damages to private litigants and affect our ability to service our customers and adversely affect our consolidated results of operations.

Employees

The following summarizes the number of our salaried and hourly employees as of December 31 of the respective years:

Employees	2013	2012	2011	2010	2009
Salaried	20,389	18,558	16,116	13,706	12,405
Hourly	53,323	46,977	39,571	37,917	34,921

Total	73,712	65,535	55,687	51,623	47,326

The increase in our total workforce in 2013 is primarily attributable to the hiring of manufacturing employees to support our current and anticipated production volumes, as well as additional engineering, research and development and other highly skilled employees to support our product development, sales, marketing and other corporate activities. The increases in our salaried workforce in 2011 and 2012 were largely attributable to our increased hiring of engineers and other research and development employees.

In the U.S. and Canada combined, substantially all of our hourly employees and approximately 20 percent of our salaried employees were represented by unions under collective bargaining agreements, which represented approximately 64 percent of our worldwide workforce as of December 31, 2013. The UAW and Unifor (formerly the National Automobile, Aerospace, Transportation and General Workers Union of Canada, or CAW), represent substantially all of these represented employees in the U.S. and Canada, respectively.

In October 2011, the UAW ratified a new four-year national collective bargaining agreement. The provisions of this agreement, which cover approximately 38,000 U.S. hourly and salaried employees as of December 31, 2013, continued many of the concessions achieved through the 2009 amendments, but also include certain opportunities for success-based compensation based upon certain quality metrics and financial performance. The agreement provides UAW-represented employees with a simplified profit sharing plan that is directly aligned with our profitability. The agreement expires in September 2015.

In September 2012, the CAW (which merged with the Communications, Energy and Paperworkers Union in September 2013 to form a new union called Unifor) ratified a new four-year collective bargaining agreement. The provisions of this new agreement provide for a lump sum payment to eligible Unifor employees in each of the four years. In addition, the agreement maintains the current wage rates through September 2016 for employees hired prior to September 24, 2012, or traditional employees, and starts employees hired on or after September 24, 2012 at a lower wage rate that can increase to the current maximum wage rate of traditional employees at the end of ten years. The agreement expires in September 2016.

Cyclical Nature of Business

As is typical in the automotive industry, our vehicle sales are highly sensitive to general economic conditions, availability of low interest rate new vehicle financing for dealers and retail customers and other external factors, including fuel prices, and as a result may vary substantially from quarter to quarter and year to year. Retail consumers tend to delay the purchase of a new vehicle when disposable income and consumer confidence are low. In addition, our vehicle production volumes and related revenues may vary from month to month, sometimes due to plant shutdowns, which may occur for several reasons, including production changes from one model year to the next. Model year changeovers occur throughout the year. Plant shutdowns, whether associated with model year changeovers or other factors, such as temporary supplier interruptions, can have a negative impact on our revenues and a negative impact on our working capital as we continue to pay suppliers under standard contract terms while we do not receive proceeds from vehicle sales. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources —Working Capital Cycle, for additional information.

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

Our continued profitability requires us to maintain certain minimum vehicle sales volumes. As is typical for an automobile manufacturer, we have significant fixed costs and, therefore, changes in our vehicle sales volume can have a disproportionately large effect on profitability. In addition, we generally receive payments from vehicle sales to dealers in North America within a few days of shipment from our assembly plants, whereas there is a lag between the time we receive parts and materials from our suppliers and the time we are required to pay for them. In this negative working capital environment, if vehicle sales decline we will suffer a significant negative impact on our cash flow and liquidity. If our vehicle sales were to decline to levels significantly below our assumptions, due to financial crisis, renewed recessionary conditions, changes in consumer confidence, geopolitical events, inability to produce sufficient quantities of certain vehicles, limited access to financing or other factors, our financial condition and results of operations would be materially adversely affected.

Our future success depends on our continued ability to introduce new or significantly refreshed vehicles that appeal to a wide base of consumers and to respond to changing consumer preferences, quality demands, economic conditions, and government regulations. In addition, we must continue to successfully and timely execute our ambitious launch program designed to substantially refresh and expand our vehicle portfolio, to realize a return on the significant investments we have made, to sustain market share and to achieve competitive operating margins.

Until 2011, our vehicle portfolio had fewer new or significantly refreshed vehicle models than many of our competitors, largely due to capital constraints experienced by Old Carco over the period from 2007 to 2009 and in the years immediately preceding that period. Our relative lack of new or significantly refreshed product offerings during this period continues to have an adverse effect on our vehicle sales, market share, average selling price and profitability. Until the launch of the Dodge Dart in 2012, we did not have an entry in the compact sedan segment, which is the second largest vehicle segment in the U.S. In addition, we did not have competitive entries in either the mid-size sedan segment (the largest segment in the U.S.) or mid-size SUV, segment (the largest SUV segment in the U.S.). Since we began operations in mid-2009, we have significantly upgraded, updated and broadened our product offerings to meet consumers’ changing demands and expectations as described in detail under Item 1. Business —Products. In order to meet these goals, we invested heavily in vehicle, engine and powertrain design, engineering and manufacturing. These investments accelerated in 2012 and 2013, reducing our Free Cash Flow significantly. Our ability to realize acceptable returns on these investments depends in large part on consumers’ acceptance of our new or significantly refreshed vehicles, as well as our ability to timely complete the aggressive launch schedule we have planned without sacrificing quality. See —Vehicle defects may delay vehicle launches, or increase our warranty costs, below. For a description of our Free Cash Flow, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Non-GAAP Financial Measures —Free Cash Flow.

We undertake significant market research and testing prior to developing and launching new or significantly refreshed vehicles. Nevertheless, market acceptance of our products depends on a number of factors, many of which are outside of our control and require us to anticipate consumer preferences and competitive products several years in advance. These factors include the market perception of styling, quality, safety, reliability, capability and cost of ownership of our vehicles as compared to those of our competitors, as well as other factors that affect demand, including price competition and financing or lease programs. If we fail to continue to introduce new or significantly refreshed vehicles that can compete successfully in the market, or if we fail to successfully reduce our concentration in vehicle segments that face declining consumer preferences, our financial condition and results of operations could deteriorate.

Competition has traditionally been intense in the automotive industry and has intensified further in recent years, including in the utility vehicle, minivan and truck segments that historically have represented most of our U.S. vehicle sales. In 2013, these segments accounted for approximately 70 percent of our vehicle sales in the U.S. whereas utility vehicle, minivan and truck sales accounted for only about 54 percent of the overall U.S. market during that time period. In prior years, our competitors have been successful in introducing new vehicles in these segments that have taken market share away from us. At times, consumer preference has shifted away from these vehicles, many of which have relatively low fuel economy, due to elevated fuel prices, environmental concerns, economic conditions, governmental actions or incentives, and other reasons, adversely affecting our overall market share and profitability. Despite our heavy cadence of new vehicle introductions since mid-2009, we still have fewer competitive passenger cars and utility vehicles, particularly smaller, fuel-efficient vehicles, than our competitors. This may present challenges for us in the market going forward as consumers focus more on fuel economy, resulting in increased demand for hybrid vehicles. Therefore, a return to higher fuel prices and continued volatility in fuel prices or fuel shortages, particularly in the U.S., could have a disproportionate effect on our vehicle sales as compared to our competitors.

If our new or significantly refreshed vehicles are not received favorably by consumers, our vehicle sales, market share and profitability will suffer. If we are required to cut capital expenditures due to insufficient vehicle sales and profitability or if we decide to reduce costs and conserve cash, our ability to continue our program of improving and updating our vehicle portfolio and keeping pace with product and technological innovations introduced by our competitors will be diminished, which may further reduce demand for our vehicles.

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

An erosion in current financial conditions, an increase in unemployment levels or a decline in consumer confidence could place significant economic pressures on consumers and our dealer network and may impair the demand for our products, and our financial condition and results of operations could be materially and adversely affected. Further, even if economic conditions improve, a corresponding increase in vehicle sales may not occur due to other factors such as rising interest rates (see —Vehicle sales depend heavily on adequacy of vehicle financing options, which have been at historically low interest rates. To the extent that interest rates for vehicle financing rise, consumers may be unable to afford vehicles as a result of higher interest payments, or we may need to increase our use of subvention programs to maintain or increase our vehicle sales, either of which would adversely affect our financial condition and results of operations, below), changes in consumer spending habits and other factors, or the failure of unemployment levels to improve at the same pace as general economic conditions, which may constrain demand for our products and adversely affect our financial condition and results of operations.

In recent periods, approximately 90 percent of our vehicle sales were to customers in the U.S., Canada and Mexico. In the U.S., where we sell most of the vehicles we manufacture, industry-wide vehicle sales declined from 16.5 million vehicles in 2007 to 10.6 million vehicles in 2009. After several years of gradual economic recovery, U.S. vehicle sales reached 15.9 million in 2013. We believe the growth in our sales occurred largely because of our significant investments in vehicle design, engineering and manufacturing through which we broadened and upgraded our product portfolio. Overall, however, economic recovery in North America has been slower and less robust than many industry analysts predicted. This recovery in vehicle sales may not be sustained. For instance, renewed weakness in the U.S. new home construction market would likely depress sales of pick-up trucks, one of our strongest selling products, representing approximately 19 percent of our U.S. vehicle sales in 2013. In addition, such recovery may be partially attributable to the pent-up demand and average age of vehicles on the road following the extended economic downturn so there can be no assurances that continuing improvements in general economic conditions or employment levels will lead to corresponding increases in industry-wide vehicles sales. As a result, we may experience declines in vehicle sales in the future, and we may not realize a sufficient return on the investments we have made or that we plan to make in the future. Accordingly, our financial condition and results of operations would be materially affected.

Although we are increasing our vehicle sales outside of North America, we anticipate that our results of operations will continue to depend substantially on vehicle sales in the North American markets. Our vehicle sales in North America will therefore continue to be critical to our plans to maintain and improve current levels of profitability. Our principal competitors, including General Motors Company, Ford Motor Company and Toyota Motor Corporation, however, are more geographically diversified and are less dependent on sales in North America. As a result, any decline in demand in the North American market would have a disproportionately large negative effect on our vehicle sales and profitability relative to our principal competitors, whose vehicle sales are not similarly concentrated.

We depend on the Fiat-Chrysler Alliance to provide new vehicle platforms and powertrain technologies, additional scale, global distribution and management resources that are critical to our viability and success.

In connection with the 363 Transaction, we entered into the Fiat-Chrysler Alliance. The Fiat-Chrysler Alliance is intended to provide us with a number of long-term benefits, including access to new vehicle platforms and powertrain technologies, particularly in smaller, more fuel-efficient segments where we historically did not have a significant presence, as well as procurement benefits, management services and global distribution opportunities. The Fiat-Chrysler Alliance is also intended to facilitate our penetration into several international markets where we believe our products would be attractive to consumers, but where we historically have not had significant penetration or existing dealer and distribution networks.

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

Because of our dependence on the Fiat-Chrysler Alliance, and Fiat’s recent acquisition of the equity interests in us that it did not previously own, any adverse developments at Fiat could have a material adverse effect on our business, financial condition and results of operations. Although Fiat has executed its own significant industrial restructuring and financial turnaround, it, like us, remains smaller and less well-capitalized than many of its principal competitors in its home market and globally, and Fiat has historically operated with more limited capital than many other global automakers. Moreover, Fiat’s sales and revenues have been negatively affected by the continuing economic weakness in several European countries, especially in its domestic market, Italy. Like other manufacturers and suppliers in Europe, Fiat has considerable excess manufacturing capacity. If Fiat’s ability to fulfill its obligations under the Fiat-Chrysler Alliance is impaired or management or operational attention is otherwise diverted away from our alliance, we may not realize all of the benefits we anticipate from the Fiat-Chrysler Alliance, which would adversely affect our financial condition and results of operations.

Meeting our objective of increasing our vehicle sales outside North America is largely dependent upon access to Fiat’s network of distribution arrangements, manufacturing capacity and local alliance partners.

We are heavily focused on North America and do not have a significant presence in some of the fastest growing automotive markets, specifically China, India and Brazil. To capitalize on growth opportunities in markets outside North America profitably, we will likely need to leverage Fiat’s infrastructure of distribution arrangements, manufacturing facilities and local alliance partners because the alternative of developing our own infrastructure would be time consuming, capital intensive, inefficient and risk prone.

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

The North American automotive industry has undergone substantial restructuring over the past several years, resulting in widespread consolidation among vehicle manufacturers and suppliers. This restructuring was aimed largely at reducing the substantial excess capacity that existed throughout the automotive supply chain prior to 2009. While the industry’s successful reduction in capacity has lowered break-even production rates, many companies are still adjusting to these changes and have limited access to capital. Accordingly, there is currently little available capacity for certain materials, parts and components to respond in the short term to an unanticipated increase in demand. For the past four years, we have encountered challenges in our operations with:

•	Our ability to rapidly increase production levels inhibited by our suppliers’ inability to provide greater than forecasted volumes of raw materials and components, and those suppliers’ inability to increase their own production rapidly enough to meet our demand, particularly in light of our industry’s focus on just-in-time inventory systems;

•	Launch delays for certain of our vehicles due to technical challenges when introducing new vehicle models or technology, and daily part supply issues due to our plants and suppliers operating at or in excess of full capacity, have resulted in lost shipments compared to our original planning assumptions; and

•	Increased costs due to employee overtime, expedited procurement and transportation of raw materials and parts, component banking costs, and other expenditures, all of which have driven up costs for manufacturing and logistics and, which, if not addressed, may further impact our profitability over the long-term.

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

Our ability to increase vehicle sales depends on our manufacturing facilities’ capacity to meet demand for our vehicles. If we are not able to adjust our manufacturing capacity to meet rising demand for our products, our prospects for growth and our operating results will be adversely affected. In 2013, our North American assembly manufacturing facilities were operating, on average, at 109 percent of Harbour capacity (the capacity of two eight-hour shifts a day for 235 workdays per year, a common manufacturing metric of productivity) and some of our manufacturing facilities have already reached their maximum production capacity (three shifts or crews and maximum overtime). In the future, we may only be able to increase our vehicle output for certain vehicles by making significant capital investments in new or expanded manufacturing facilities, or by relying on available manufacturing capacity of other parties, including Fiat, however our ability to use such manufacturing capacity of other parties is dependent on such other parties having open capacity that they do not have plans to utilize, and is also dependent on our ability to reach agreement with such parties on commercial terms and conditions, including economics, for the use of such manufacturing capacity.

Our ability to achieve cost reductions and to realize production efficiencies is critical to maintaining our competitiveness and long-term profitability.

We are continuing to implement a number of cost reduction and productivity improvement initiatives in our automotive operations, through the Fiat-Chrysler Alliance and otherwise, including, for example, increasing the number of our vehicles that are based on common platforms, reducing our dependence on sales incentives offered to dealers and consumers, leveraging our purchasing capacity and volumes with Fiat’s and implementing WCM principles. Our future success depends upon our ability to implement these initiatives throughout our operations. In addition, while some of the productivity improvements are within our control, others depend on external factors, such as commodity prices, supply capacity limitations, or trade regulation. These external factors may impair our ability to reduce our costs as planned, and we may sustain larger than expected production expenses, materially affecting our business and results of operations. Furthermore, reducing costs may prove difficult due to our focus on introducing new and improved products in order to meet consumer expectations.

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

Certain arrangements with Fiat under the Fiat-Chrysler Alliance may adversely affect our business, financial condition and results of operations.

We have entered into a number of agreements with Fiat to implement and extend the Fiat-Chrysler Alliance. Under these agreements, we and Fiat have each agreed to provide the other with goods, services and other resources. We expect to enter into additional agreements in connection with the Fiat-Chrysler Alliance from time to time. Although the terms of any such transactions with Fiat will be established in order to comply with our obligations under our senior credit agreement, as amended and restated as of June 21, 2013, or Senior Credit Agreement, the term loan credit agreement governing our Term Loan Credit Facility, or Term Loan Credit Agreement and the indenture governing our secured senior notes, including the Offered Notes, or Secured Senior Notes Indenture, the terms of any such transactions may not be as favorable to us as we would otherwise have obtained in a transaction with a party other than Fiat, particularly as our operations become further integrated. In addition, while our Senior Credit Agreement, the Term Loan Credit Agreement and the indenture governing our outstanding debt securities include affiliate transaction covenants designed to promote fairness to us of transactions between Fiat and us, compliance with these covenants may not prevent us from entering into transactions, including financing and treasury transactions, that are or become, particularly with the benefit of future hindsight, unfavorable to us.

As a distributor of Fiat vehicles, we also depend on Fiat for the supply of vehicle inventory of certain Fiat products. Further, beginning with the production of the all-new Fiat 500L, Fiat contract manufactures some of the vehicles we sell from which we derive original equipment manufacturer profits. If Fiat’s supply of vehicles to us is disrupted, or if consumer demand for Fiat vehicles changes, our revenue from the distribution and sales of Fiat vehicles could be adversely affected. See —We depend on the Fiat-Chrysler Alliance to provide new vehicle platforms and powertrain technologies, additional scale, global distribution and management resources that are critical to our viability and success, above.

Additionally, those Fiat vehicles that we sell in the U.S. are included in our CAFE fleet compliance report we submit to the NHTSA, pursuant to the EISA, as well as in our fleet compliance report we submit to the EPA, pursuant to the Model Year 2012-2016 Light Duty Vehicle Greenhouse Gas Rule. A disruption of Fiat’s supply of such vehicles, or of technology or powertrains, to us could have an effect on the model year average fuel economy ratings of our fleet, which, in turn, could affect consumer perception of our company and our sales. See — Laws, regulations and governmental policies, including those regarding increased fuel economy requirements and reduced greenhouse gas emissions, may have a significant effect on how we do business and may adversely affect our results of operations below for further discussion.

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

As the sole beneficial owner of our outstanding equity interests, Fiat controls our management, operations and corporate decisions and Fiat’s interests as an equity holder may conflict with the interests of the holders of our debt.

Fiat, as the sole beneficial owner of our outstanding equity interests, has the power to appoint all of our directors and the ability to control our management and operations, including decisions regarding the focus of our operations and with respect to significant corporate transactions such as mergers and acquisitions, asset sales, borrowings, issuances of securities and our dissolution, as well as amendments to our organizational documents, subject to compliance with our contractual obligations. To the extent permitted under our financing arrangements, Fiat may also cause us to pay distributions or make loans for its benefit. The interests of Fiat may not in all cases be aligned with those of the holders of our debt.

Also see —Certain arrangements with Fiat under the Fiat-Chrysler Alliance may adversely affect our business, financial condition and results of operations.

Certain of our executive officers and employees serve in similar roles for Fiat or its current or former affiliates, which may result in conflicts of interest for our management.

We benefit from the significant management experience of Fiat’s leadership team. Our current Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer serve in those same roles for Fiat. Our current Chief Executive Officer, Chief Financial Officer and certain of our other executive officers and employees serve on the GEC formed to oversee the management and integration of all Fiat interests, including its interest in Chrysler Group. Although the GEC cannot contractually bind Chrysler Group and recommendations made by the GEC to Chrysler Group, including transactions with Fiat affiliates, are subject to our own internal review and approval procedures, these potential conflicts may still affect us.

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

We do not have a specified allocation of required time and attention for Mr. Marchionne, our Chief Financial Officer or certain other members of management. If any of them allocates more time and attention to non-Chrysler matters, our business, financial condition and results of operations may suffer.

We may not be successful in increasing our vehicle sales outside of North America, and if we do increase our vehicle sales outside of North America we will be exposed to additional risks of operating in different regions and countries.

We generate a small, but growing, proportion of our vehicle sales outside of North America, with approximately 10 percent of our vehicle sales occurring outside North America in 2013. Currently we have very limited manufacturing operations outside of North America and substantially rely on exporting vehicles made in North America to generate vehicles sales outside of North America. This makes us particularly vulnerable to increases in import restrictions and other trade barriers as well as foreign currency exchange rate changes. For example, decisions by Brazil and Argentina to terminate their respective free trade agreements with Mexico and impose import quotas have impacted our plans to leverage our manufacturing capacity in Saltillo, Mexico, where we make the all-new ProMaster commercial van as part of our Ram lineup, and to manufacture additional commercial vans for Fiat to sell under the Ducato name plate in Brazil. One of our longer-term strategic objectives is to capitalize on opportunities presented by the Fiat-Chrysler Alliance, and we intend to actively pursue growth opportunities in a number of markets outside North America. In light of the inherent risks of growing in international markets, we may not be able to profitably capitalize on opportunities to establish a production base and distribution network and expand internationally.

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

For example, the Venezuelan President recently signed a decree and received the Venezuelan Assembly’s approval to impose price controls on new and used vehicles in an attempt to slow inflation. Once enacted, the new law would make it unlawful to sell a new or used vehicle above the maximum price set for such vehicle by the Venezuelan government. In addition to the limitation on our ability to access and transfer liquidity out of Venezuela as a result of certain Venezuelan foreign currency exchange regulations, see —Laws, regulations or governmental policies in foreign countries may limit our ability to access our own funds, below, such cap on vehicle prices and the general economic and political instability in Venezuela may significantly limit or prevent us from continuing our existing operations in Venezuela.

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

Unlike most of our competitors who operate and control affiliated finance companies, we do not have a finance company dedicated solely to our operations. Our competitors with dedicated or 100 percent owned finance companies may be better able to implement financing programs designed principally to maximize vehicle sales in a manner that optimizes profitability for them and their finance companies on an aggregate basis, including with respect to the amount and terms of the financing provided. If such competitors offer retail customers and dealers financing and leasing on better terms than our dealers are able to obtain, consumers may be more inclined to purchase or lease our competitors’ vehicles and our competitors’ dealers may be better able to stock our competitors’ products, each of which could adversely affect our results of operations. In addition, unless financing arrangements other than for retail purchase continue to be developed and offered by banks to retail customers in Canada, our lack of a captive finance company could present a competitive disadvantage in Canada, as banks are restricted by law from providing retail lease financing in Canada.

On May 1, 2013, SCUSA began serving as our private-label financing provider under the Chrysler Capital brand name and managing retail and wholesale financing needs for our dealers and retail customers following the termination of our relationship with Ally in April 2013. Our decision to transition our financing services relationship to SCUSA and to develop a private-label financing solution subjects us to significant risks, particularly in the short term as SCUSA ramps up its operations to serve the financing needs of our dealers and retail customers. If SCUSA is unable to timely provide an acceptable level of service including response time, approval rates and a full range of competitive financing products at competitive rates, our vehicle sales may suffer. As of December 31, 2013, SCUSA and Ally were providing wholesale lines of credit to approximately three percent and 43 percent of our dealers in the U.S., respectively. Ally has continued to provide dealer financing since the termination of our relationship with them, though they are no longer obligated to provide such financing. In accordance with the terms of the Ally Agreement, we remain obligated to repurchase Ally-financed U.S. dealer inventory that was acquired on or before April 30, 2013 upon certain triggering events and with certain exceptions. As of December 31, 2013, the maximum potential amount of future payments required to be made to Ally under this guarantee was approximately $230 million and was based on the aggregate repurchase value of eligible vehicles financed by Ally in our U.S. dealer stock. The fair value of the guarantee was less than $0.1 million at December 31, 2013.

Any financing services provider, including SCUSA, will face other demands on its capital, including the need or desire to satisfy funding requirements for dealers or customers of our competitors as well as liquidity issues relating to other investments. Furthermore, SCUSA is highly dependent on its relationship with Banco Santander, S.A. for funding. Also, because SCUSA is not a depository institution, SCUSA does not have access to low cost insured deposit funding, and is subject to certain state licensing regimes and various operational compliance requirements that lenders who are depository institutions do not face. SCUSA is sensitive to regulatory changes that may increase its costs through stricter regulations or increased fees pursuant to such regulations. If SCUSA fails to adequately comply with regulations, or faces a significant increase in compliance costs or fees, SCUSA’s ability to provide competitive financing products to our dealers and retail customers may suffer. Therefore, SCUSA may not have the capital and liquidity necessary to support our vehicle sales, and even with sufficient capital and liquidity, they may apply lending criteria in a manner that will adversely affect our vehicle sales.

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

To the extent that either SCUSA is unable or unwilling to provide sufficient financing at competitive rates to our dealers and consumers, or we encounter challenges in our transition from Ally to SCUSA, our dealers and consumers may not have sufficient access to such financing. As a result, our vehicle sales and market share may suffer, which would adversely affect our financial condition and results of operations.

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

Financing for new vehicle sales has been available at relatively low rates for several years and rates are generally predicted to rise over the next several years. The low interest rates available to consumers to finance vehicles have resulted in lower monthly payments for such vehicles. Our agreement with SCUSA provides that SCUSA will use best efforts to charge consumers interest rates that are competitive in the marketplace. To the extent that interest rates rise generally in the U.S., market rates for new vehicle financing are expected to rise as well. This would result in consumers paying a higher monthly payment for the same amount financed, which may decrease the number of vehicles that consumers are able to afford or steer consumers to less expensive vehicles, adversely affecting our financial condition and results of operations. Furthermore, because many of our customers have relatively low credit scores and may therefore be more sensitive to changes in the availability and adequacy of financing and macroeconomic conditions than more affluent consumers, our vehicle sales may be disproportionately affected by changes in financing conditions relative to the vehicle sales of our competitors.

Alternatively, in order to maintain our vehicle sales, we may be required to enter into additional subvention programs under our private-label financing agreement with SCUSA or increase the amount of interest rates we subsidize in our subvention programs. See Item 1. Business —Distribution —Dealer and Customer Financing for a description of the practice of subvention. In the case of subvention programs, we subsidize interest rates or cash payments at the inception of a financing arrangement. In the event we add additional subvention programs or increase the amount of the subsidy on any subvention program in order to keep the rates paid by our customers in line with current rates following a rise in market interest rates, our payments to SCUSA would increase under the terms of the SCUSA Agreement, which would adversely affect our financial condition and results of operations.

Our business plan depends on maintaining a disciplined approach to the use of dealer and retail incentives to sell vehicles, and our ability to modify these market practices is uncertain.

The intense competition and limited ability to reduce fixed costs that characterize the automotive industry has in many cases resulted in significant over-production of vehicles. These factors, together with significant excess manufacturing capacity, have historically driven manufacturers, including us, to rely heavily on sales incentives to drive vehicle sales. These incentives have included both dealer incentives, typically in the form of dealer rebates or volume-based awards, as well as retail incentives in a variety of forms, including subsidized financing, price rebates and other incentives. As part of the 2010-2014 Business Plan, we are attempting to reduce our reliance on incentives, which might negatively affect our sales volumes. If, despite our efforts, we are unable to reduce our reliance on short-term sales incentives, and maintain price discipline, our financial condition and results of operations may be adversely affected.

Vehicle defects may delay vehicle launches, or increase our warranty costs.

Manufacturers are required to remedy defects related to motor vehicle safety and emissions through recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that they do not comply with an applicable FMVSS. In addition, if we determine that a safety or emissions defect or a non-compliance exists with respect to certain of our vehicles prior to the start of production, the launch of such vehicle could be delayed until we remedy the defect or non-compliance. The costs associated with any protracted delay in new model launches necessary to remedy such defect, and the cost of providing a free remedy for such defects or non-compliance in vehicles that have been sold, could be substantial. Additionally, potential issues relating to our use of new powertrain technology in certain of our new vehicles may create delays, and the cost of remedying defects in engines and transmissions can be substantial. We are also obligated under the terms of our warranty to make repairs or replace parts in our vehicles at our expense for a specified period of time. Therefore, any failure rate that exceeds our assumptions may result in unanticipated losses. Furthermore, an integral part of the 2010-2014 Business Plan is the continued refresh and growth of our vehicle portfolio, and we have committed significant capital and resources toward an aggressive launch program of completely new vehicles, on all new platforms, with additions of new powertrain and transmission technology. This is in contrast to many of our competitors with a more diverse and updated portfolio and makes us comparatively more vulnerable to launch delays. See —Our future success depends on our continued ability to introduce new or significantly refreshed vehicles that appeal to a wide base of consumers and to respond to changing consumer preferences, quality demands, economic conditions, and government regulations. In addition, we must continue to successfully and timely execute our ambitious launch program designed to substantially refresh and expand our vehicle portfolio, to realize a return on the significant investments we have made, to sustain market share and to achieve competitive operating margins above.

Product recalls may result in direct costs and loss of vehicle sales that could have material adverse effects on our business.

From time to time, we have been required to recall vehicles to address performance, compliance or safety-related issues. The costs we incur to recall vehicles typically include the cost of the new remedy parts and labor to remove and replace the problem parts, and may substantially depend on the nature of the remedy and the number of vehicles affected. Product recalls also harm our reputation and may cause consumers to question the safety or reliability of our products. For example, we estimate that we will incur costs of $151 million in connection with a voluntary safety recall for the 1993-1998 Jeep Grand Cherokee and the 2002-2007 Jeep Liberty and a customer satisfaction action for the 1999-2004 Jeep Grand Cherokee, which we initiated following a recall request from NHTSA related to the risk of fuel tank fire from rear impact collisions.

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

As with raw materials, we are also at risk for supply disruption and shortages in parts and components for use in our vehicles for many reasons including, but not limited to, tight credit markets or other financial distress, natural or man-made disasters, or production difficulties. We will continue to work with our suppliers to monitor potential shortages and to mitigate the effects of any emerging shortages on our production volumes and revenues; however, there can be no assurance that these events will not have an adverse effect on our production in the future, and any such effect may be material.

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

Most of the components, parts and systems we use are sourced exclusively from a single supplier.

We rely on specific suppliers to provide certain components, parts and systems that are required to manufacture each of our vehicles, and in most circumstances we rely exclusively on one such supplier. Over the past several years, we have worked to reduce or eliminate our dependence on certain suppliers that we believed were financially at risk; however, this has increased our dependence, and the concentration of our risk, on our remaining suppliers. As volumes increase throughout the industry, some of our suppliers must make capital investments to keep pace with demand. Due to the long lead times for such investment, if our suppliers delay in making such investments or do not have sufficient access to capital, that could limit the ability of such suppliers to meet our full demands. Further, if our suppliers seek to increase prices to offset these capital investments, and we are unable to capture those additional costs through pricing on our vehicles, or counter with productivity gains, this may result in an impact on our profitability.

Some of our third party suppliers located in Europe, or that otherwise have significant economic exposure to European markets, are experiencing financial difficulties reflecting the regional decline in general economic and industry conditions.

Some of our suppliers located in Europe, or whose customers are concentrated in Europe, are currently experiencing financial difficulties similar to those experienced in North America between 2008 and 2010 due to the combination of general economic weakness, sharply declining vehicle sales and tightened credit availability in the region. When key suppliers on which we depend have experienced financial difficulties in the past, they often sought to increase prices, accelerate payments or seek other relief. Some of those suppliers have ceased doing business or sought bankruptcy court protection. Any such actions would likely increase our costs, impair our ability to meet design and quality objectives and in some cases make it difficult or impossible for us to produce certain vehicles. We may take steps to assist key suppliers to remain in business and maintain operations, but this would require us to divert capital from other needs and adversely affect our liquidity. It may also be difficult to find a replacement supplier without significant delay or cost. As a result, we may face operational issues, including delays in vehicle production and lost sales, if any of our suppliers are unable to continue delivering supplies, which could have a material adverse effect on our business, results of operation and financial condition.

From time to time, we enter into supply arrangements that commit us to purchase minimum or fixed quantities of certain parts or materials, or to pay a minimum amount to a supplier, or “take-or-pay” contracts, through which we may incur costs that cannot be recouped by vehicles sales, increases in prices for vehicles, or countered by productivity gains.

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

Our business is capital intensive and we require significant liquidity to support the 2010-2014 Business Plan and meet other funding requirements. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources for a more detailed discussion of our liquidity and capital requirements. In addition, during periods of vehicle sales decreases, our cash flow and liquidity may be significantly negatively impacted because we typically receive revenues from vehicle sales before we are required to pay our suppliers. Any limitations on our liquidity, due to decreases in vehicle sales, the amount of or restrictions in our existing indebtedness, conditions in the credit markets, general economic conditions or otherwise, may adversely impact our ability to execute the 2010-2014 Business Plan and improve our business, financial condition and results of operations. In addition, any actual or perceived limitations on our liquidity, or the liquidity of Fiat, may limit the ability or willingness of counterparties, including dealers, consumers, suppliers, lenders and financial service providers, to do business with us, which may adversely affect our business, financial condition and results of operations.

Further, our operations have become significantly integrated with those of Fiat and the level of integration is expected to increase following Fiat’s acquisition in January 2014 of our equity interests that it did not already own. We rely heavily upon Fiat directly and indirectly for an array of services and products. Limitations on Fiat’s liquidity, which may be due to reduced sales of their vehicles, the amount of or restrictions in their existing indebtedness, conditions in the credit markets, general economic conditions or otherwise, could reduce Fiat’s ability to provide these services and products to us or purchase goods or services as part of a joint procurement arrangement, which could jeopardize the benefits of the Fiat-Chrysler Alliance and have a material adverse effect on our business, financial condition and results of operations.

Our ability to access funding in the event we need to increase our liquidity may be limited. For example, following our issuance of additional Secured Senior Notes totaling approximately $2.8 billion of aggregate principal amount and $2.0 billion of additional borrowings under our Senior Credit Facilities and Term Loan Credit Facility in February 2014, any new secured financings may be constrained by market capacity and limitations in our debt agreements. In addition, subsequent to the February 2014 transactions described above, we are not permitted to increase the amount of our Revolving Facility in an aggregate principal amount in excess of $700 million and are not permitted to issue additional first lien term loans or bonds in the U.S. Moreover, due to the significant amount of our secured debt, our access to unsecured bond financing on acceptable terms, if at all, may be limited.

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

Our defined benefit pension plans are currently underfunded. As of December 31, 2013, our defined benefit pension plans were underfunded by approximately $5.5 billion. Our pension funding obligations may increase significantly if investment performance of plan assets does not keep pace with our benefit payment obligations and we do not make additional contributions to offset these impacts. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources —Defined Benefit Pension Plans and OPEB Plans —Contributions and Funded Status —Defined Benefit Pension Plans —Funded Status, and —Critical Accounting Estimates —Pension.

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

Interest rate increases generally will result in a decline in the value of investments in fixed income securities and the present value of the obligations. Conversely, interest rate decreases will generally increase the value of investments in fixed income securities and the present value of the obligations. We are required to remeasure our discount rate annually and did so at December 31, 2013. As a result of the discount rate change from December 31, 2012 to December 31, 2013, our pension obligations decreased by approximately $2.1 billion, excluding the impact of the interim remeasurement. During the second quarter of 2013, we made changes to our U.S. and Canadian salaried defined benefit pension plans that reduced our pension obligations by $218 million. These changes were made primarily to comply with Internal Revenue Service, or IRS, regulations for the U.S. salaried defined benefit plans. Any reduction in investment returns or the value of plan assets or any increase in the present value of obligations may increase our pension expenses and required contributions, and as a result constrain our liquidity and materially adversely affect our financial condition and results of operations. If we fail to make required minimum funding contributions, we could be subjected to reportable event disclosure to the Pension Benefit Guaranty Corporation, as well as interest and excise taxes calculated based upon the amount of any funding deficiency.

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

When we sell vehicles in countries other than the U.S., we are subject to various laws, regulations and policies regarding the exchange and transfer of funds back to the U.S., and we may be limited in our ability to transfer some or all of our funds for unpredictable periods of time. In addition, the local currency of a country may be devalued as a result of adjustments to the official exchange rate made by the government with little or no notice. For instance, we are subject to the rules and regulations of the Venezuelan government concerning our ability to exchange cash or marketable securities denominated in Venezuelan bolivar, or VEF, into USD. Under these regulations, the purchase and sale of foreign currency must be made through the Commission for the Administration of Foreign Exchange, or CADIVI, at official rates of exchange and subject to volume restrictions. These regulations limit our ability to access and transfer liquidity out of Venezuela to meet demands in other countries and also subject us to increased risk of devaluation or other foreign exchange losses. In December 2010 and February 2013, the Venezuelan government announced devaluations of the official VEF-USD exchange rate, which resulted in devaluation of our VEF denominated balances.

Our substantial indebtedness could adversely affect our financial condition, our cash flow, our ability to operate our business and could prevent us from fulfilling our obligations under the terms of our indebtedness.

We have a substantial amount of indebtedness. As of December 31, 2013, our total debt, including the debt of our subsidiaries, was $13.0 billion (based on the outstanding principal balance of such indebtedness), excluding undrawn commitments of $1.3 billion under our revolving credit facility maturing on May 24, 2016, or Revolving Facility. Although our Tranche B Term Loan and Revolving Facility, together referred to as the Senior Credit Facilities, the Secured Senior Notes Indenture (which restricts only secured debt) and our other financing arrangements restrict the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions, which permit us to incur additional debt. The more indebted we become, the more we are exposed to the further risks associated with substantial leverage described below.

Our debt levels and compliance with our financing agreements could have significant negative consequences, including, but not limited to:

•	making it more difficult to satisfy our obligations, including our obligations with respect to the Senior Credit Facilities and our 8 percent secured senior notes due 2019 and our 8 1⁄4 percent secured senior notes due 2021 including the Offered Notes, collectively referred to as our Secured Senior Notes;

•	diminishing our future earnings;

•	limiting our ability to obtain additional financing as and when needed;

•	requiring us to issue debt or raise equity or to sell some of our principal assets, possibly on unfavorable terms, to meet debt payment obligations;

•	exposing us to risks that are inherent in interest rate and currency fluctuations because certain of our indebtedness bears variable rates of interest and is in various currencies;

•	subjecting us to financial and other restrictive covenants, and if we fail to comply with these covenants and that failure is not waived or cured, could result in an event of default under our indebtedness;

•	requiring us to devote a substantial portion of our available cash and cash flow to make interest and principal payments on our debt, thereby reducing the amount of cash available for other purposes, including for vehicle design and engineering, manufacturing improvements, other capital expenditures and other general corporate uses;

•	limiting our financial and operating flexibility in responding to changing economic and competitive conditions or exploiting strategic business opportunities and increasing our vulnerability to general adverse economic and industry conditions; and

•	placing us at a disadvantage compared to our competitors that have relatively less debt and may therefore be better positioned to invest their funds in design, engineering and manufacturing improvements, among other expenditures.

If our debt obligations materially hinder our ability to operate our business and adapt to changing industry conditions, we may lose market share, our revenues may decline and our operating results and financial condition may suffer. If we do not have sufficient earnings to service our indebtedness, we may be required to refinance all or part of our indebtedness, sell assets, borrow more money or sell securities, which we may not be able to do on acceptable terms if at all.

Restrictive covenants in the agreements governing our indebtedness could adversely affect our business by limiting our operating and strategic flexibility.

Our Senior Credit Agreement, Term Loan Credit Agreement, and the Secured Senior Notes Indenture, contain restrictive covenants that limit our ability to, among other things:

•	incur or guarantee additional secured and unsecured indebtedness;

•	pay dividends or make distributions or purchase or redeem capital stock;

•	make certain other restricted payments;

•	incur liens;

•	sell assets;

•	enter into sale and lease-back transactions;

•	enter into transactions with affiliates; and

•	effect a consolidation, amalgamation or merger.

These restrictive covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, mergers and acquisitions, joint ventures or other corporate opportunities. In addition, the Senior Credit Agreement and the Term Loan Credit Agreement require us to maintain a minimum ratio of borrowing base to covered debt, as well as a minimum liquidity of $3.0 billion, which includes any undrawn amounts on the Revolving Facility, and also restricts us from prepaying certain of our other indebtedness, including our Secured Senior Notes, prior to the discharge of the Senior Credit Facilities. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation —Liquidity and Capital Resources for a further description of our indebtedness. Any new financing may include additional, and potentially more burdensome, covenants and restrictions on our operations and financial flexibility. Our ability to meet those financial ratios could be affected by a deterioration in our operating results, as well as by events beyond our control, including unfavorable economic conditions, and we cannot assure you that those ratios would be met. It may be necessary to obtain waivers or amendments with respect to covenants under our Secured Senior Notes Indenture, the terms of the Senior Credit Facilities or our future indebtedness from time to time, but we cannot assure you that we will be able to obtain such waivers or amendments or the cost of obtaining such waivers. Moreover, if we are unable to comply with the terms applicable to our indebtedness, including all of the covenants under the Secured Senior Notes Indenture, the Senior Credit Agreement, the Term Loan Credit Agreement or any of our other indebtedness, we may be in default, which could result in cross-defaults under certain of our indebtedness. Upon the occurrence of an event of default under the indenture governing our Secured Senior Notes, the terms of the Senior Credit Agreement and the Term Loan Credit Agreement or our other indebtedness, the lenders under the Senior Credit Facilities or such other indebtedness could terminate their commitments to lend and declare all amounts outstanding under such indebtedness, together with accrued interest, to be immediately due and payable. If acceleration occurs, we may not be able to repay our debt as it is unlikely that we would be able to borrow sufficient additional funds to refinance our debt. Even if new financing is made available to us in such circumstances, it may not be available on acceptable terms. Non-compliance with our debt covenants would have a material adverse effect on our business, financial condition and results of operations.

Despite our substantial indebtedness, we may be able to incur substantially more debt.

Despite our substantial amount of indebtedness, we may be able to incur substantial additional debt, including secured debt, in the future. Although our Secured Senior Notes Indenture (in the case of secured debt), our Senior Credit Facilities and our other financing arrangements restrict the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of December 31, 2013, we had $1.3 billion available for additional borrowing under our Revolving Facility. The more indebtedness we incur, the further exposed we become to the risks associated with substantial leverage described above.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to generate sufficient cash flow from operations to make scheduled payments on, or to refinance obligations under, our debt depends on our financial and operating performance, which, in turn, is subject to prevailing economic, market and competitive conditions and to financial and business-related factors, many of which may be beyond our control.

As of December 31, 2013, we had $13.0 billion of outstanding indebtedness (based on the outstanding principal balance of such indebtedness), excluding undrawn commitments of $1.3 billion under our Revolving Facility.

If our cash flow and capital resources are insufficient to fund our debt service obligations, we may have less working capital, and we may be forced to reduce or delay capital expenditures, sell assets, seek additional equity capital or restructure all or a portion of our debt. We may not be able to complete any of these on commercially reasonable terms or at all, and even if successful, we still may be unable to meet our scheduled debt service obligations. In particular, our ability to refinance our indebtedness or obtain additional financing may be adversely affected by our high levels of debt, prevailing market conditions and the debt incurrence restrictions imposed by our debt instruments. In the absence of sufficient cash flow and capital resources, we could face substantial liquidity problems and may be required to dispose of material assets or operations to meet our debt service and other obligations. The Secured Senior Notes Indenture, the Senior Credit Agreement, the Term Loan Credit Agreement and certain other debt agreements restrict our ability to dispose of assets and the use of proceeds from any such disposition. We cannot assure you that we will be able to consummate any asset sales, or if we do, what the timing of the sales will be or whether the proceeds that we realize will be adequate to meet our debt service obligations when due or that we will be contractually permitted to apply such proceeds for that purpose. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction in our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms, if at all. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to implement any of these alternative measures, would have a material adverse effect on our business, financial condition and results of operations.

Laws, regulations and governmental policies, including those regarding increased fuel economy requirements and reduced greenhouse gas emissions, may have a significant effect on how we do business and may adversely affect our results of operations.

In order to comply with government regulations related to fuel economy and emissions standards, we must devote significant financial and management resources, as well as vehicle engineering and design attention to these legal requirements. We expect the number and scope of these regulatory requirements, along with the costs associated with compliance, to increase significantly in the future. In the U.S., for example, governmental regulation is driven by a variety of sometimes conflicting concerns, including vehicle safety, fuel economy and environmental impact, including GHG. Complying with these regulatory requirements despite competing policy and regulatory goals could significantly affect our plans for product development, particularly our plans to further integrate product development with our parent and industrial partner, Fiat, and may result in substantial costs, including civil penalties, if we are unable to comply fully. They may also limit the types of vehicles we produce and sell and where we sell them, which can affect our vehicle sales and revenues. These requirements may also limit the benefits of the Fiat-Chrysler Alliance, as we expend financial, vehicle design and engineering resources to the localization of Fiat vehicle platforms and adapt other Fiat technologies for use in our principal markets in North America, where Fiat has had a limited presence in recent years.

Among the most significant regulatory changes we face over the next several years are the heightened requirements for fuel economy and GHG emissions restrictions. CAFE provisions under EISA mandate that, by 2025, car and truck fleet-wide average fuel economy must be materially higher than that required today. In addition, as a result of the recent revelation that certain automakers’ reported fuel economy ratings were higher than EPA verification testing showed, EPA has increased its scrutiny of all automakers’ fuel economy representations. This increased scrutiny could have an effect on the fuel economy ratings of certain of our vehicles, which, in turn, could affect our consumer perception and sales, and our ability to meet our CAFE and GHG emissions obligations in the long-term.

The State of California, through the CARB, is implementing its own program to regulate vehicle GHG emissions that would require even further improved fuel economy. This California program currently has standards established for the 2009 through 2025 model years. Some additional states and Canadian provinces have also adopted the California emissions standards.

In May 2009, President Obama announced a goal of implementing harmonized federal standards for fuel economy and GHG emissions. In 2010 and 2012, EPA and NHTSA issued joint final rules to implement these new federal programs. These standards apply to passenger cars, light-duty trucks, and medium-duty passenger vehicles built in model years 2012 through 2025, and CARB has agreed that compliance with these federal emissions standards will be deemed compliance with the California emissions standards for the 2012 through 2025 model years. These light-duty standards require a car and truck fleet-wide average fuel economy of 54.5 miles per gallon by 2025. Moreover, in the absence of these harmonization rules, we would be subject to conflicting and in some cases more onerous requirements promulgated by California and adopted by other states. Implementation of these rules will require us to take costly design actions and implement vehicle technologies that may not appeal to consumers. In addition, if circumstances arise where CARB and EPA regulations regarding GHG emissions and fuel economy conflict, this too could require costly actions or limit the sale of certain of our vehicles in certain states. We could also be adversely affected if pending litigation by third parties outside of the automotive industry challenging EPA’s regulatory authority with respect to GHG emissions is successful and as a result, CARB were free to enforce its own GHG emissions standards.

We are committed to meeting these new regulatory requirements. While we believe that our current product plan will meet the applicable federal and California GHG/fuel economy standards established through model year 2016, our compliance is dependent on our ability to implement design and testing features that would generate GHG credits pursuant to EPA’s GHG rule for model years 2012 through 2016 and 2017 through 2025 on a credit carry-forward and carry-back basis. However, our current vehicle technology cannot yield the improvement in fuel efficiency necessary to achieve compliance with the requirements of the proposed 2017-2025 joint rule, and certain regulatory provisions dictate that our fleet of vehicles must be combined with the fleet of vehicles from our industrial partners Fiat Group Automobiles and Maserati S.p.A. for GHG, CAFE and ZEV purposes. These requirements may cause additional strain on our ability to comply with the applicable fuel economy, GHG standards. If the vehicles we develop to comply with these requirements are not appealing to consumers or cannot be sold at a competitive price, we may not be able to achieve the vehicle fleet mix, depending on the type and volume of our customers’ purchases, that would enable us to meet the stringent fuel economy/GHG requirements even if our long-range projection plans out a compliant path.

Canadian federal emissions regulations largely mirror the U.S. regulations.

On June 21, 2013, the Mexican Ministry of Environment and Natural Resources issued a new final GHG regulation applicable to manufacturers and importers of light-duty vehicles in Mexico. This rule is based on the model years 2012 through 2016 U.S. GHG rule described above, under the caption Item 1. Business —Environmental and Regulatory Matters —Vehicle Fuel Economy and GHG Regulation.

The EU promulgated new passenger car carbon dioxide, or CO2, emissions regulations beginning in 2012. This directive sets an industry target for 2020 of a fleet average measured in grams per kilometer, with the requirements for each manufacturer calculated based on the average weight of vehicles across its fleet. In addition, some EU member states have adopted or are considering some form of CO2-based vehicle tax, which may affect consumer preferences for certain vehicles in unpredictable ways, and which could result in specific market requirements that are more stringent than the EU emissions standards. EU sales of Chrysler Group and Fiat vehicles are “pooled” for purposes of this EU directive. However, as sales of our vehicles, which are not as CO2 emission compliant as Fiat’s vehicles, in the EU increase due to our alliance with Fiat, the ability of the pooled fleet to comply becomes more difficult, and we may be responsible for the cost of product actions to achieve compliance if the non-compliance was our responsibility based on our agreement with Fiat.

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

Additionally, any new regulations could result in substantial increased costs, which we may be unable to pass through to consumers, and could limit the vehicles we design, manufacture and sell and limit the markets we can access. These changes could adversely affect our business, financial condition and results of operations. For example, pending litigation may prompt EPA to reexamine the use of selective catalyst reduction technology in diesel engines. Regulatory constraints on such use could adversely affect our ability to sell heavy-duty vehicles.

Safety standards set by regulatory authorities, as well as design, safety and quality ratings by widely accepted independent parties may have a significant negative effect on our costs and our vehicle sales.

Our vehicles must satisfy safety requirements that are developed and overseen by a variety of governmental bodies within the U.S. and in foreign countries. Our vehicles are also tested by independent vehicle rating programs such as the IIHS. In addition, independent ratings services such as Consumers Reports and J.D. Power perform reviews on safety, design and quality, which often influence consumers’ purchase decisions.

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

Although we design and develop vehicles to comply with all applicable safety standards, compliance with governmental standards does not necessarily prevent individual or class action lawsuits, which can entail significant costs and risks. For example, whether FMVSS preempt state common law claims, is often a contested issue in litigation, and courts may find us in breach of legal duties and liable in tort, even though our vehicles comply with all applicable federal and state regulations. Furthermore, simply responding to actual or threatened litigation or government investigations regarding our compliance with regulatory standards, even in cases in which no liability is found, often requires significant expenditures of funds, time and other resources, and may cause reputational harm. Any insurance we hold currently may not be available when costs arise in the future and, in the case of harm caused by a component sourced from a supplier, the supplier may no longer be available to provide indemnification or contribution.

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

Taxing authorities could challenge our historical and future tax positions as well as our allocation of taxable income among our subsidiaries and affiliates.

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

Substantially all of our hourly employees in the U.S. and Canada are represented by unions and covered by collective bargaining agreements. We negotiated a new collective bargaining agreement with the UAW in 2011 and with the CAW (now part of Unifor), in 2012. While the UAW has agreed to certain commitments to continue to support the industrial operations and business plans of Chrysler Group and the further implementation of the Fiat-Chrysler Alliance, including in the continued roll-out of WCM programs, there can be no assurance that these commitments will enable us to achieve our goals. As a practical matter, both of our collective bargaining agreements restrict our ability to modify our operations and reduce costs quickly in response to changes in market conditions during the terms of the agreements. These and other provisions in our collective bargaining agreements may impede our ability to restructure our business successfully to compete more effectively, especially with those automakers whose employees are not represented by unions.

Work stoppages at our facilities and work stoppages at our suppliers’ facilities which result in interruptions of production may harm our business.

A work stoppage or other interruption of production could occur at our facilities or those of our suppliers as a result of disputes under existing collective bargaining agreements with labor unions, or in connection with negotiations of new collective bargaining agreements, or as a result of supplier financial distress. A work stoppage or interruption of production at our facilities or those of our suppliers due to labor disputes could negatively impact our ability to achieve vehicles sales objectives and profitability. Long-term interruptions in production which cannot be countered by productivity gains may result in a material impact on vehicle sales, liquidity and profitability.

We depend on our information technology and data processing systems to operate our business, and a significant malfunction or disruption in the operation of our systems, or a security breach that compromises the confidential and sensitive information stored in those systems, could disrupt our business and adversely impact our ability to compete.

Our ability to keep our business operating effectively depends on the functional and efficient operation of our legacy and telecommunications systems, including our vehicle design, manufacturing, inventory tracking and billing and collection systems. We rely on these systems to make a variety of day-to-day business decisions as well as to track transactions, billings, payments and inventory. Such systems are susceptible to malfunctions and interruptions due to equipment damage, power outages, and a range of other hardware, software and network problems. Those systems are also susceptible to cybercrime, or threats of intentional disruption, which are increasing in terms of sophistication and frequency. For any of these reasons, we may experience systems malfunctions or interruptions. Although our systems are diversified, including multiple server locations and a range of software applications for different regions and functions, and we are currently undergoing an effort to assess and ameliorate risks to our systems, a significant or large-scale malfunction or interruption of our computer or data processing systems could adversely affect our ability to manage and keep our operations running efficiently, and damage our reputation if we are unable to track transactions and deliver products to our dealers and customers. A malfunction that results in a wider or sustained disruption to our business could have a material adverse effect on our business, financial condition and results of operations.

We are currently in the process of transitioning, retiring or replacing a significant number of our software applications at an accelerated rate, an effort that will continue in future years. These applications include, among others, our engineering, finance, procurement and communication systems. During the transition periods, and until we fully migrate to our new systems, we may experience material disruptions in communications, in our ability to conduct our ordinary business processes and in our ability to report the results of our operations. Though we are taking commercially reasonable steps to transition our data properly and to assess and minimize risk during this process, we may lose significant data in the transition, or we may be unable to access data for periods of time without forensic intervention. Loss of data may affect our ability to continue ongoing business processes according to the dates in the 2010-2014 Business Plan, or could affect our ability to file timely reports required by a wide variety of regulators, including the U.S. Securities and Exchange Commission, or SEC. Our ability to comply with the requirements of the Sarbanes-Oxley Act, to the extent required of us, may also be compromised.

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

We rely upon a combination of patent, trademark, copyright and trade secret law to protect our intellectual property rights, all of which provide limited protection. However, we cannot assure you that any patents will be issued from pending or future applications or that any issued patents will provide us with a competitive advantage or will not be challenged, invalidated or circumvented. We also cannot assure you that we will obtain any copyright or trademark registrations from pending or future applications or that any of our copyrights or trademarks will be enforceable. We rely in some circumstances on trade secrets to protect our technology. However, trade secrets may lose their value if not properly protected. Adequate remedies may not be available in the event of the disclosure of our trade secrets and the unauthorized use of our technology.

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

Several of our senior executives, including our Chief Executive Officer, Sergio Marchionne, are important to our success because they have been instrumental in establishing our new strategic direction and implementing the 2010-2014 Business Plan. If we were to lose the services of any of these individuals this could have a material adverse effect on our business, financial condition and results of operations. We believe that these executives, in particular Mr. Marchionne, could not easily be replaced with executives of equivalent experience and capabilities. We do not have a specified allocation of required time and attention for Mr. Marchionne, and certain other members of management, including our Chief Financial Officer. If any of them allocates more of their time and attention to non-Chrysler matters, our business, financial condition and results of operations may suffer.

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

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting, which could harm our business and cause a default under certain covenants in the Senior Credit Agreement, the Term Loan Credit Agreement and the indenture governing the Secured Senior Notes.

Our anticipated growth is likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. We continuously monitor and evaluate changes in our internal control over financial reporting. In connection with the Fiat-Chrysler Alliance, and in support of our drive toward common global systems, we are replacing our current finance, procurement, and capital project and investment management systems with a SAP system that was developed leveraging the SAP system Fiat currently utilizes. Our new system is being implemented in two phases. The first phase was implemented as of January 2013 and we began utilizing this system to record and report our 2013 financial results. The second phase of implementation began in January 2014. As appropriate, we continue to modify the design and documentation of internal control processes and procedures relating to the new systems to simplify and automate many of our previous processes. Our management believes that the implementation of this system will continue to improve and enhance our internal controls over financial reporting.

In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a default under certain covenants in the Senior Credit Agreement, the Term Loan Credit Agreement and the Secured Senior Notes Indenture.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We own or lease 36 principal manufacturing facilities, of which 22 are located in the U.S., seven in Mexico, six in Canada and one in South America. These manufacturing facilities primarily consist of vehicle assembly plants, powertrain plants, and metal stamping plants. Our manufacturing facilities in the U.S. are primarily located in Michigan, Indiana, Ohio, and Illinois. We own our principal engineering and research facilities and general offices, which are located in Auburn Hills, Michigan and include approximately 5.4 million square feet on 465 acres, including our 4.8 million square foot technology center.

We own proving grounds located in Michigan and Arizona, and a vehicle evaluation center located in Florida, which allow us to test vehicle performance and safety in a wide variety of environments. We operate numerous parts distribution facilities throughout the world which are primarily located in the U.S., Canada and Mexico. These locations facilitate the distribution of service and accessory parts to our dealer network and include a combination of owned and leased facilities.

We own or lease various dealership and vehicle storage properties in the U.S., Canada and Japan, which we in turn lease to our dealers. Our warehouses and sales offices are primarily leased and are located all over the world, including the U.S., Canada and Mexico.

Other than our Auburn Hills headquarters, substantially all of our owned facilities and principal properties located in the U.S. are encumbered by mortgages that secure the Senior Credit Facilities and the Secured Senior Notes. Certain of our owned facilities in Mexico have been placed in special purpose trusts to secure the repayment of the Mexican development banks credit facilities. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources for additional information.

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

There is no public market for our common equity. On January 1, 2013, in accordance with our governance documents, our Class B Membership Interests outstanding on that date were converted into a proportionate number of Class A Membership Interests. As of March 6, 2014, there were 14 holders of our Class A Membership Interests.

We have issued no cash dividends or distributions, other than certain state taxes withheld on behalf of our members as required by state statutes, on our Class A Membership Interests or our previously issued Class B Membership Interests in the two most recent fiscal years. On January 21, 2014, we paid holders of our Class A Membership Interests a special distribution of $1,900 million and a tax distribution of approximately $60 million.

Our Senior Credit Agreement, Term Loan Credit Agreement, and our Secured Senior Notes Indenture contain limitations on our ability to make restricted payments, including a limit on declaring dividends or making distributions to our members.

The following sets forth information regarding our equity compensation plans as of December 31, 2013:

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	27,555 (1)	— (2)	4,314 (3)

Total	27,555	—	4,314

(1)	The amount reported in the table consists of the units granted under our Restricted Stock Unit Plan, the Amended and Restated Chrysler Group LLC Directors’ Restricted Stock Unit Plan and the 2012 Long-Term Incentive Plan, or collectively the Plans. Under the Plans, each unit represents the right to receive a Chrysler Group Unit, which represents 1/600th of the value of a Class A Membership Interest on a fully diluted basis. Since there is currently no publicly observable trading price for our membership interests, we periodically conduct valuations of our Class A Membership Interests’ fair value. The number reported in the table represents the number of Class A Membership Interests determined by dividing 16,533,272, the number of Chrysler Group Units related to outstanding units issued under the Plans as of December 31, 2013, by 600. Prior to an initial public offering of equity securities, or IPO, all payments under the Plans are settled solely in cash and, on or after an IPO, payment may be in cash or publicly traded stock as determined by the Company in its sole discretion. For a description of our share-based compensation plans, see Item 11. Executive Compensation —Compensation Discussion and Analysis —Compensation Components —Long-Term Incentives in the form of LTIP RSUs and LTIP PSUs and —Director Compensation and Note 17, Share-Based Compensation, of our accompanying audited consolidated financial statements.

(2)	The units issued under the Plans do not require any payment by the holder to the Company at the time of vesting or otherwise and, accordingly, there is no weighted average exercise price information reported in column (b).
(3)	The number reported in the table represents the number of Class A Membership Interests determined by dividing 2,588,413, the number of Chrysler Group Units remaining available for grant as of December 31, 2013, by 600.

Item 6.	Selected Financial Data.

The following sets forth selected financial data of Chrysler Group (Successor) and Old Carco (Predecessor). The selected financial data has been derived from:

•	Chrysler Group’s accompanying audited consolidated financial statements as of and for the years ended December 31, 2013, 2012 and 2011 (Successor);

•	Chrysler Group’s audited consolidated financial statements as of December 31, 2010 and 2009 and for the year ended December 31, 2010, and for the period from June 10, 2009 to December 31, 2009 (Successor), which are not included in this report; and

•	Old Carco’s audited consolidated financial statements as of June 9, 2009 and for the period from January 1, 2009 to June 9, 2009 (Predecessor), which are not included in this report.

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

Refer to Item 1. Business for additional discussion of Chrysler Group’s background and formation.

	Successor					Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from June 10, 2009 to December 31, 2009	Period from January 1, 2009 to June 9, 2009
	(in millions of dollars)					(in millions of dollars)
Consolidated Statements of Income Data:
Revenues, net	$72,144	$65,784	$54,981	$41,946	$17,710	$11,082
Gross margin	10,746	10,434	8,559	6,060	1,599	(1,934)
Selling, administrative and other expenses	5,218	5,179	4,751	3,797	4,336	1,599
Research and development expenses, net	2,320	2,324	1,674	1,500	626	452
Restructuring (income) expenses, net (1)	(14)	(61)	3	48	34	(230)
Interest expense (2)	1,035	1,094	1,238	1,276	470	615
Loss on extinguishment of debt (3)(4)	24	—	551	—	—	—
Impairment of brand name intangible assets (5)	—	—	—	—	—	844
Reorganization expenses, net (6)	—	—	—	—	—	843
Net income (loss)	2,757	1,668	183	(652)	(3,785)	(4,425)
Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in):
Operating activities	$5,536	$5,821	$4,603	$4,195	$2,335	$(7,130)
Investing activities	(3,413)	(3,557)	(1,970)	(1,167)	250	(404)
Financing activities	(302)	(251)	(405)	(1,526)	3,268	7,517
Other Financial Information:
Depreciation and amortization expense	$2,941	$2,701	$2,876	$3,051	$1,587	$1,537
Capital expenditures	3,434	3,633	3,009	2,385	1,088	239
Consolidated Balance Sheets Data at Period End:
Cash, cash equivalents and marketable securities	$13,344	$11,614	$9,601	$7,347	$5,877	$1,845
Restricted cash	333	371	461	671	730	1,133
Total assets	45,870	40,971	37,543	35,449	35,423	33,577
Current maturities of financial liabilities	491	456	230	2,758	1,092	2,694
Long-term financial liabilities	11,810	12,147	12,344	10,973	8,459	1,900
Members’ deficit	(1,242)	(7,259)	(6,035)	(4,489)	(4,230)	(16,562)
Other Statistical Information (unaudited):
Worldwide factory shipments (in thousands) (7)(9)	2,563	2,409	2,011	1,602	670	381
Net worldwide factory shipments (in thousands) (8)(9)	2,542	2,432	1,993	1,581	672	459
Worldwide vehicle sales (in thousands) (9)	2,401	2,194	1,855	1,516	725	593
U.S. dealer inventory at period end (in thousands)	509	427	326	236	179	246
Number of employees at period end (10)	73,712	65,535	55,687	51,623	47,326	48,237

(1)	Old Carco initiated multi-year recovery and transformation plans aimed at restructuring its business in 2007, which were refined in 2008 and 2009 due to depressed economic conditions and decreased demand for its vehicles. We have continued to execute the remaining actions initiated by Old Carco. For additional information refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations.
(2)	Interest Expense for the period from January 1, 2009 to June 9, 2009 excludes $57 million of contractual interest expense on debt subject to compromise.

(3)	In connection with the June 2013 amendment of our Senior Credit Facilities and the December 2013 re-pricing of the tranche B term loan maturing on May 24, 2017, or Tranche B Term Loan, we recognized a $24 million loss on extinguishment of debt. The loss consisted of the write off of $13 million of unamortized debt discounts and $3 million of unamortized debt issuance costs associated with the Senior Credit Facilities, as well as $8 million of call premium and other fees associated with the amendments. Refer to Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Credit Facilities, for additional information.
(4)	In connection with the May 2011 repayment of our outstanding obligations under the U.S. Treasury first lien credit facilities, or U.S. Treasury credit facilities, and the Export Development Canada Credit Facilities, or EDC credit facilities, we recognized a $551 million loss on extinguishment of debt. The charges consisted of the write off of $136 million of unamortized discounts and $34 million of unamortized debt issuance costs associated with the U.S. Treasury credit facilities and $367 million of unamortized discounts and $14 million of unamortized debt issuance costs associated with the EDC credit facilities.
(5)	Old Carco recorded indefinite-lived intangible asset impairment charges of $844 million during the period from January 1, 2009 to June 9, 2009 related to its brand names. The impairment was primarily a result of the significant deterioration in Old Carco’s revenues, the ongoing volatility in the U.S. economy, in general, and in the automotive industry in particular, and a significant decline in its projected production volumes and revenues considering the market conditions at that time.
(6)	In connection with Old Carco’s bankruptcy filings, Old Carco recognized $843 million of reorganization expenses, net during the period from January 1, 2009 to June 9, 2009, from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization and restructuring of the business, as well as professional fees directly related to the process of reorganizing Old Carco and its principal domestic subsidiaries under Chapter 11 of the U.S. Bankruptcy Code. These losses were partially offset by a gain on extinguishment of certain financial liabilities and accrued interest.
(7)	Represents vehicle sales to our dealers, distributors, contract manufacturing customers and fleet customers. For additional information refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations —Worldwide Factory Shipments.
(8)	Represents vehicle sales to our dealers, distributors, contract manufacturing customers and fleet customers adjusted for Guaranteed Depreciation Program, or GDP, vehicle shipments and auctions. For additional information refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations —Worldwide Factory Shipments.
(9)	Vehicles manufactured by Chrysler Group for other companies, including for Fiat, are included in our worldwide factory shipments and new worldwide factory shipments, however, they are excluded from our worldwide vehicles sales.
(10)	The number of employees provided for June 9, 2009 is as of June 30, 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with the information included under Item 1. Business, Item 6. Selected Financial Data and our accompanying audited consolidated financial statements and related notes thereto. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under Disclosure Regarding Forward-Looking Statements and Item 1A. Risk Factors. Actual results may differ materially from those contained in any forward-looking statements.

Overview of our Formation and Operations

Chrysler Group was formed on April 28, 2009 as a Delaware limited liability company to complete the 363 Transaction. On April 30, 2009, Old Carco and its principal domestic subsidiaries filed for bankruptcy protection. On June 10, 2009, Chrysler Group LLC completed the 363 Transaction and purchased the principal operating assets and assumed certain liabilities of Old Carco and its principal domestic subsidiaries, in addition to acquiring the equity of Old Carco’s principal foreign subsidiaries. As a key part of that transaction, we entered into the Fiat-Chrysler Alliance that provides for collaboration in a number of areas, including product, platform and powertrain sharing and development, global distribution, procurement, information technology infrastructure and process improvement. See Item 1. Business —Chrysler Group Overview—Formation of Chrysler Group for a description of the circumstances surrounding our formation and the Fiat-Chrysler Alliance for additional information.

We generate revenues, income and cash primarily from our sales of Chrysler, Jeep, Dodge and Ram vehicles and Mopar service parts and accessories to dealers and distributors for sale to retail customers and fleet customers. Our product lineup includes passenger cars, utility vehicles (including SUVs and crossover vehicles), minivans, trucks and commercial vans. As part of the Fiat-Chrysler Alliance, we also manufacture certain Fiat-brand vehicles in Mexico, which are distributed by us throughout North America and select markets and sold to Fiat for distribution in other select markets. In addition, Fiat manufactures certain Fiat-brand vehicles for us, which we sell throughout North America. The majority of our operations, employees, independent dealers and vehicle sales are in North America, principally in the U.S. Approximately 10 percent of our vehicle sales in 2012 and 2013 were outside North America, mostly in Asia Pacific, South America and Europe. We also generate revenues, income and cash from the sale of separately-priced service contracts to consumers and from providing contract manufacturing services to other vehicle manufacturers. Our dealers enter into wholesale financing arrangements to purchase vehicles to hold in inventory for sale to retail customers. Our retail customers use a variety of finance and lease programs to acquire vehicles from our dealers.

Progress on our Strategic Business Plan

In November 2009, we announced the 2010-2014 Business Plan. The 2010-2014 Business Plan focuses on a number of initiatives designed to bring significant improvements to our business by leveraging the Fiat-Chrysler Alliance. These targets included: upgrading our product styling, innovation, quality, safety and fuel economy; rejuvenating and refining our brands; improving processes in procurement, supply chain management and manufacturing; enhancing our information technology infrastructure; optimizing our dealer network and global distribution strategy; and building a workforce culture of high performance.

We have made significant progress against the objectives in the 2010-2014 Business Plan as they related to:

•

Product Development. We have made meaningful strides in rationalizing our product mix to produce a range of desirable vehicles with improved fuel economy. Where feasible, we have leveraged the use of common vehicle platforms, powertrains and technologies with Fiat. Following these principles, we have completed an extensive renewal of our product lineup with the launch of over 25 new or significantly refreshed vehicles since we began operations in mid-2009. We characterize a vehicle as

“new” if its platform is significantly different from the platform used in the prior model year and/or has had a full exterior renewal. We characterize a vehicle as “significantly refreshed” if it continues its previous platform but has extensive changes or upgrades from the prior model. Among those vehicles was the widely-acclaimed new Jeep Grand Cherokee, which we leveraged to develop and launch the all new three-row Dodge Durango to better accommodate families. In addition, we worked in cooperation with Fiat to launch our first vehicle in the mini-segment, the eco-friendly Fiat 500, as well as our first vehicle in the B-segment, the all-new Fiat 500L which is contract manufactured for us by Fiat. In 2013, we also launched our first full function electric vehicle, the Fiat 500e.

Our success to date and ability to make such meaningful strides as a relatively small manufacturer as compared to our competitors was based largely on the Fiat-Chrysler Alliance, as the Fiat-Chrysler Alliance gave us a significant advantage over starting such a revitalization of our product lineup on our own. See Item 1A. Risk Factors —We depend on the Fiat-Chrysler Alliance to provide new vehicle platforms and powertrain technologies, additional scale, global distribution and management resources that are critical to our viability and success.

In 2012, we launched the new, fuel-efficient Dodge Dart, the first vehicle built on the CUSW platform that we co-developed with Fiat. We are also using the CUSW platform for the all-new 2014 Jeep Cherokee. The CUSW platform will also be used for our future mid-size vehicles (D-segment), except the body-on-frame Jeep Wrangler. In 2013, we launched the all-new Fiat 500L, our first vehicle to use the Small Wide platform. We expect that widespread use of the CUSW and Small Wide platforms will reduce the total number of our passenger car and SUV platforms from 11 in 2010 to nine by the end of 2014, three of which will be shared with Fiat. We plan to continue to use other platforms for our pick-up and chassis cab trucks, as well as for minivans, full-size SUVs and the all-new 2013 SRT Viper, which became available to customers in early 2013. We expect to garner savings from common sourcing for shared platform technology, and expect that benefit will continue to grow with the wider deployment of such common architectures.

For the third consecutive year, Ward’s Auto recognized our Pentastar V-6 engine as one of the “10 Best Engines” in 2013. Because of this engine’s flexible architecture, we are able to deploy it across our product portfolio, which affords us significant efficiencies in manufacturing and logistics. The engine contributes to greater fuel efficiency in our Jeep Grand Cherokee, Chrysler 300, Town and Country, and 14 other models. By October 2013, we had produced three million of these engines to meet growing demand, and we have taken several steps to increase our manufacturing capacity. We also manufacture the 1.4L 4-cylinder Fiat FIRE engine, for use in the Fiat 500 that we began selling in 2011. Finally, we continue our efforts to broaden the offerings for our Tigershark engine, and to combine it with Fiat technology. Additional progress on our efforts to develop and implement technologies in tandem with Fiat are detailed in Item 1. Business —Research, Development and Intellectual Property.

The introduction of transmission technology is also a key element in our strategy to enhance fuel efficiency. In 2011, we introduced a new 8-speed automatic transmission in our E-segment 4-door sedans (Chrysler 300 and Dodge Charger) along with our light-duty Ram 1500 when equipped with the Pentastar V-6 engine. In 2013, we expanded utilization of the 8-speed transmission to the Jeep Grand Cherokee, Dodge Durango, and the V-8 applications for the Ram 1500, Chrysler 300 and Dodge Charger. Finally, we launched an all-new 9-speed automatic transmission in the all-new 2014 Jeep Cherokee.

•

Product Quality. We believe we are making significant progress in our efforts to enhance product quality and reliability. We have improved the quality of our interiors and implemented a number of improvements in our manufacturing processes and quality control through WCM. Our U.S. warranty claim rate, which is measured by conditions per 1,000 vehicles for vehicles that have been in service for three months, has fallen by over 19 percent since we began operations in mid-2009 to December 31, 2013. This measurement considers the number of claims made per 1,000 vehicles and is a non-financial metric used by management to gauge customer sentiments on vehicle quality and satisfaction. Additionally, our customer surveys indicate that these improvements, coupled with enhanced customer service, have increased Chrysler Group vehicle owners’ satisfaction with our products and their willingness to recommend our brands to their friends and families.

These changes have also continued to translate into improved third-party ratings and a number of awards recognizing the desirability and strong residual values of our vehicles. Our Ram 1500 received the North American International Auto Show 2013 “Truck/Utility of the Year.” The Ram 1500 was also selected as the 2013 and 2014 Motor Trend “Truck of the Year.” Finally, our Jeep Grand Cherokee is the most awarded SUV ever.

•	Enhancing Our Brands. We are continuing to focus heavily on building the value of our brands as a means to increase sales of our vehicles and service parts to minimize our reliance on sales incentives. This effort has included our multi-year campaigns to strengthen our Chrysler, Jeep, Dodge and Mopar brands, to develop Ram as a separate brand, to add the SRT designation for select performance vehicles, and to reintroduce the Fiat brand in the U.S. and Canadian markets.

In 2013, we continued to invest in our brands and our advertising campaigns emphasize the distinct features of each brand, such as the long-standing relationship of the Ram brand and the Future Farmers of America organization. The Dodge brand teamed with Paramount Pictures to launch the successful Ron Burgundy marketing campaign for the new 2014 Dodge Durango. Further, we strengthened the global footprint of the Jeep brand in 2013 through concerted advertising and marketing campaigns which included an emphasis on the brand’s historical ties to the U.S. military and many high-profile sponsorships. Jeep brand worldwide sales set an all-time record in 2013 of approximately 732,000 vehicles, with continued growth outside of North America.

Each brand is headed by an individual with responsibility for the brand’s identity and product portfolio and advertising strategy. The head of each brand is responsible for ensuring that each vehicle within that brand’s product lineup reflects brand attributes such as distinct appearance, capability, performance, content, ride and handling differentiation. In addition, we have separated advertising and marketing efforts for each brand to further underscore brand differentiation. We believe our substantial investment in marketing contributed to the nine percent increase in our U.S. vehicle sales in 2013 over 2012.

As with our own brands, our management of the Fiat brand for the North American market is headed by a single individual. We and Fiat are jointly responsible for determining strategies, policies and plans relating to this brand and Chrysler Group is responsible for management and implementation of such plans and policies throughout North America.

•

Optimizing our U.S. Dealer Network. We have largely completed the optimization of our dealer network. As of December 31, 2013, 91 percent of our U.S. Chrysler, Jeep, Dodge and Ram dealers were selling all four brands of our vehicles in a single location. We are currently working to strengthen the network by closing gaps in geographical coverage, solidifying dealer profitability, modernizing sales and service facilities, and increasing diversity, all of which we believe will increase per-dealer sales. As of December 31, 2013, we had 2,604 U.S. dealers in our network, of which 2,390 were

Chrysler, Jeep, Dodge and Ram dealers. As of December 31, 2013 we had 214 independent Fiat dealerships in the U.S., of which 179 are owned by our Chrysler, Jeep, Dodge and Ram dealers. As of December 31, 2013 approximately 87 percent of the U.S. dealers in our dealer network reported to us that they were profitable. This compares to approximately 87 percent in 2012 and 86 percent in 2011.

Now with access to available capital on reasonable terms, our dealers are increasingly willing to make the significant investments necessary to attract customers. These investments have involved construction, renovation, and maintenance of modern sales and service facilities that are equipped with state-of-the-art diagnostic equipment, tools and information management systems, and are staffed by well-trained sales and service personnel. Since we began operations in mid-2009, our U.S. Chrysler, Jeep, Dodge and Ram dealers have invested or committed to invest over $850 million as of December 31, 2013 in new and renovated facilities to revitalize their image and improve the customer experience. In addition, our Fiat dealers have invested or committed to invest over $185 million as of December 31, 2013 in new, state-of-the-art facilities.

We continue to focus heavily on increasing diversity among the owners of our dealerships to better reflect and serve the communities in which they are situated. We are a leader in this effort, with more than seven percent of our dealerships minority owned and operated as of December 31, 2013. We have achieved this level of diversity through our 18-month education program that prepares high-potential minority candidates to own and successfully operate a dealership.

•	Maximizing Efficiency through World Class Manufacturing. In 2013, we invested approximately $205 million in our manufacturing plants to improve the infrastructure, efficiency and quality of our production systems. This investment, which was incremental to the investments we made for our new model launches, was part of our continued effort to apply WCM principles to our manufacturing operations. WCM principles were developed by the WCM Association, a non-profit organization dedicated to developing superior manufacturing standards. Fiat is the only automobile manufacturer that belongs to the WCM Association and Fiat’s membership provides us access to WCM processes. WCM fosters a manufacturing culture that targets improved performance, safety and efficiency, as well as the elimination of all types of waste. Unlike some other advanced manufacturing programs, WCM is designed to prioritize issues to focus on those believed likely to yield the most significant savings, and then directs resources at those limited issues.

Our progress toward achieving WCM goals is verified by WCM experts, who measure our plants’ performance against 20 categories of pre-determined WCM metrics. In 2012, four Chrysler manufacturing facilities achieved WCM Bronze Award status (Dundee Engine, Windsor Assembly, Toledo Assembly Complex, and Saltillo Assembly). We conducted 46 WCM reviews in 2012, and 50 WCM reviews in 2013. Beginning in 2012 and throughout 2013, we engaged key suppliers in the pilot phase of WCM Lite, a program through which suppliers can learn and incorporate WCM principles in their own operations.

Our integration of WCM facilitated the launch of several new vehicles in 2012 and 2013, while also increasing our manufacturing pace to grow our shipments from 2.4 million in 2012 to 2.6 million in 2013, in line with the 2010-2014 Business Plan. We also utilized WCM principles to guide the production launch of the new 8-speed transmission at the Kokomo Transmission Plant (Indiana), and to introduce the 3-crew operating pattern at the Jefferson North Assembly Plant (Michigan), which helps us generate more volume without significantly increasing labor costs. Despite these demands on our operations, we have continued to drive process improvement in our plants. We reduced the frequency of injuries in 2013 by 36 percent from 2012. In addition, we made significant strides in manufacturing quality, advancing the dimensional control of our processes to achieve better consistency in fit and finish during assembly and stamping processes.

In January 2012, we opened our WCM Academy, a training facility designed to transfer WCM know-how to participants using automated learning modules and a variety of hands-on simulation techniques. The WCM Academy delivered training to more than 3,900 employees across more than 45 courses in 2013. Participants who attend the full program commit to leading a follow-up WCM project in their home plant, and then return to the WCM Academy to verify and share their results. In addition to WCM Academy-based training, 61 in-plant workshops were conducted in 2013 to further advance WCM methodology and tool usage.

On January 21, 2014, we and the UAW agreed to a memorandum of understanding, or MOU, to supplement our existing collective bargaining agreement. Under the memorandum of understanding, we will provide additional payments to the VEBA Trust totaling $700 million to be paid in four equal annual installments. The initial payment of $175 million was made on closing of a transaction in which FNA acquired the VEBA Trust’s equity interest in the Company. In consideration for these payments, the UAW (i) agreed to certain commitments to continue to support the industrial operations at Chrysler Group and the further implementation of the Fiat-Chrysler Alliance, including to use best efforts to cooperate in the continued roll-out of Chrysler WCM programs, actively participate in benchmarking efforts associated with implementation of these programs across all of Fiat-Chrysler manufacturing sites to ensure objective performance assessments and provide for proper application of WCM principles and actively assist in the achievement of our long-term business plan, and (ii) agreed that it will not seek additional funding or other consideration in respect of the VEBA Trust in connection with any renegotiation or renewal of Chrysler Group’s collective bargaining agreement(s) with the UAW under any circumstance prior to the end of 2020.

•	Procurement. We have established joint purchasing programs with Fiat that are designed to yield preferred pricing and supplier responsiveness, particularly with respect to shared parts and common suppliers. This joint sourcing has yielded benefits that span both direct and indirect procurement, from powertrain components and robots, to computer equipment and corporate expenses. Working with Fiat’s automotive and industrial affiliates, the Fiat-Chrysler Alliance provides the opportunity to develop global commodity and supplier strategies, which allow us to leverage our combined purchasing power. For example, in utilizing the shared CUSW platform for the Dodge Dart, we were able to negotiate tiered reductions in part costs. As volume grows with sales of the Dodge Dart and launches of subsequent vehicles based on the same platform, we expect to realize savings on common parts. We are currently working on a global component standardization initiative with Fiat. As we deploy these standardized components across our vehicle lines, we expect to realize additional savings in development, investment and variable cost. We continue to place significant emphasis on sustainability, including diversity, with our suppliers. In 2013 we were awarded the Corporation of the Year award from the National Minority Supplier Development Council for the innovative nature of our supplier diversity program.

•	Supply Chain Management. In 2013, we continued to maintain the discipline in our supply chain function that began with the implementation of the 2010-2014 Business Plan in 2010. Our supply chain management function coordinates efforts to accurately forecast demand, manage the materials and vehicle ordering processes, track plant capacity, schedule production, allocate product inventory and arrange transportation logistics. Supply chain management is important in preventing potentially costly oversupply or undersupply conditions. Our continued rigor and process improvement in this area has enabled us to rapidly grow our shipments from 1.6 million vehicles in 2010 to 2.6 million vehicles in 2013, consistent with our planning assumptions in 2009. At the same time, our improved efficiency in logistics has helped us to improve our 2013 fuel economy for our internal fleet of trucks by eight percent over our 2010 figures, substantially reducing our CO2 emissions on a per vehicle produced basis, in line with our commitment to sustainability.

Our supply chain management also monitors our dealers’ vehicle inventory levels to maintain availability of vehicles to facilitate sales, while at the same time preventing excess dealer stock to avoid the need for increased dealer and retail incentives. Since we began operations in 2009, we have experienced significant growth in volumes. We have also faced many challenges in forecasting sales patterns given the launch of over 25 new or significantly refreshed vehicles, including most recently, the all-new 2014 Jeep Cherokee. We have nevertheless continued to manage U.S. dealer vehicle inventory levels to be more in line with market demand. Our days’ supply of inventory (number of vehicles in dealer inventory divided by the daily selling rate for the period) was 79 days, 73 days and 64 days, as of December 31, 2013, 2012 and 2011, respectively.

•	Global Distribution. We have made significant progress on our plan to increase our sales of vehicles and service parts outside of North America by leveraging the Fiat-Chrysler Alliance to provide better access to key markets in Europe and South America. Our success to date and ability to make such significant progress in global distribution in such a short period of time was based largely on the Fiat-Chrysler Alliance, as the Fiat-Chrysler Alliance gave us a significant advantage in expanding such distribution activities. See Item 1A. Risk Factors —Meeting our objective of increasing our vehicle sales outside North America is largely dependent upon access to Fiat’s network of distribution arrangements, manufacturing capacity and local alliance partners. In June 2011, Fiat became the general distributor of our vehicles and service parts in Europe, where it sells our products through a network of dealers. Accordingly, we are producing and selling several of our vehicle models and related service parts to Fiat for significantly expanded distribution in Europe.

As part of the Fiat-Chrysler Alliance, we manufacture certain Fiat-brand vehicles in Mexico, which are distributed by us throughout North America and select markets and sold to Fiat for distribution in other select markets. In July 2011, we began producing the Fiat Freemont, a utility vehicle based on the Dodge Journey, which Fiat distributes in Europe. We have also implemented strategies by which we are benefiting from Fiat’s longstanding presence in Brazil, the largest automotive market in South America. In that regard, Fiat is also distributing the Chrysler Group manufactured Fiat Freemont in Brazil, and is selling a portion of the Fiat 500 vehicles that we manufacture in Mexico through its dealer networks in Brazil, Argentina and China. Fiat added the Fiat Freemont to its portfolio in China in 2012 and to Australia, South Korea and Russia in 2013. In addition, beginning with the all-new Fiat 500L, we purchase certain vehicles that are contract manufactured by Fiat in Europe for our sale in North America.

In 2011, we began distributing Alfa Romeo vehicles in Mexico. We are the exclusive distributor of Fiat brand vehicles and service parts throughout North America. In January 2012, we began selling Fiat, Fiat Professional, and Alfa Romeo vehicles and/or service parts for Fiat in certain markets outside of North America. As a result of this increased global activity, our sales outside of North America grew from 277,000 in 2012 to 309,000 in 2013, including sales of Fiat- and Lancia-branded vehicles manufactured by us and sold by Fiat.

Finally, we are exploring additional opportunities for the local production and expansion of the sale of Chrysler Group vehicles and service parts in growing and emerging markets, such as China, Brazil and India, in connection with Fiat’s efforts to establish or expand manufacturing and distribution activities in those markets. To that end, we licensed certain technology to Fiat for a vehicle that a Fiat joint venture began to produce in China in 2012 and another vehicle that is expected to begin production in 2014, and we are now selling related parts to that joint venture. In 2014, we expect to participate in an arrangement with Fiat to build a Jeep vehicle in China to be sold only in China.

•

Management Structure. At the time of our formation, we implemented a flatter management structure so that each functional area of our business reports directly to the Chief Executive Officer. To facilitate collaboration and enhance speed of decision-making, three management committees chaired by our Chief Executive Officer meet regularly to consider significant operational matters. Our Product Committee oversees capital investment, engineering and product development, and our Commercial Committee oversees matters related to sales and marketing. Both committees include the managers of each of our brands, most of whom also have a separate functional responsibility across all the brands.

Our Industrial Committee, which consists of our industrial heads, has the responsibility to coordinate and expedite the mitigation of operational risks associated with the production and distribution of our vehicles. We believe this matrix system has fostered cooperation and information sharing and further speeds decision-making. For example, the head of the Jeep brand is also the head of international operations for all our brands, and the head of our Ram brand is also responsible for sales in the U.S. and Canada for all of our brands.

In September 2011, Fiat formed the GEC to oversee and enhance the operational integration of all Fiat interests, including Chrysler Group. Drawing leaders from both Chrysler Group and Fiat, the GEC has helped both parties to maximize the benefits of the Fiat-Chrysler Alliance, but has allowed us to continue to independently govern our business decisions to enhance value for our members. See Item 1A. Risk Factors —Certain of our executive officers and employees serve in similar roles for Fiat or its current or former affiliates, which may result in conflicts of interest for our management for a discussion of the risks relating to our management structure.

The 2010-2014 Business Plan also includes targets related to increased liquidity. On May 24, 2011, we completed a debt refinancing transaction whereby we entered into a senior credit agreement governing our $3.0 billion tranche B term loan maturing on May 24, 2017 and Revolving Facility, or Original Senior Credit Agreement and issued the Secured Senior Notes excluding the Offered Notes, or the Refinancing Transactions. The net proceeds received from the Refinancing Transactions, along with cash generated from our operations, were used to repay all amounts outstanding under the first lien credit facilities with the U.S. Treasury, or the U.S. Treasury credit facilities, and the Export Development Canada, or EDC, Credit Facilities, or EDC credit facilities. In connection with our repayment of the U.S. Treasury and EDC credit facilities, Fiat exercised its incremental equity call option for FNA to acquire an additional 16 percent fully-diluted ownership interest we issued pursuant to the terms of our governance documents. FNA, using funds contributed by Fiat, paid $1,268 million to us in connection with the exercise. In June 2013, we amended and restated our Original Senior Credit Agreement to reduce interest rates and amend certain negative covenants, including limitations on incurrence of indebtedness and certain limitations on restricted payments, among other things. We entered into an amendment to the Senior Credit Agreement in December 2013 to further lower applicable interest rates on the Tranche B Term Loan.

In February 2014, in connection with repayment in full of the VEBA Trust Note, we issued the Offered Notes totaling approximately $2.8 billion of aggregate principal amount and incurred $2.0 billion in additional term loan borrowings. Refer to —Liquidity and Capital Resources —Liquidity Overview and specifically to —New Debt Issuances and Repayment of the VEBA Trust Note, —Senior Credit Facilities and Secured Senior Notes and —Repayment of U.S. Treasury and EDC Credit Facilities, below, for additional information regarding our current sources of liquidity and capital resources and refinancing transaction.

See Item 1. Business —Chrysler Group Overview and Item 13. Certain Relationships and Related Transactions, and Director Independence —Transactions with Fiat for additional information regarding our progress in implementing the 2010-2014 Business Plan.

Trends, Uncertainties and Opportunities

Rate of U.S. Economic Recovery. The U.S. economy has not yet fully recovered from the recession that developed in late 2007 and culminated in the severe global credit crisis in 2008 and 2009. The high unemployment rates that developed during that period have improved slowly over the past several years, while the U.S. economy has grown only moderately. Even if economic conditions continue to improve, a corresponding increase in vehicle sales may not occur due to factors such as rising interest rates and changes in consumer spending habits. Further, the initial recovery of the demand for vehicles in North America since 2010 may be partially attributable to the pent-up demand and age of the fleet following the extended economic downturn. U.S. vehicle sales in 2013, including medium- and heavy-duty vehicles of 15.9 million, still remain below the 16.5 million in 2007. For the past several years, we have conservatively estimated U.S. seasonally adjusted annualized rate, or SAAR, levels including medium- and heavy-duty vehicles, but our estimate of 16.3 million vehicles for 2014 is aligned with other industry estimates. Our ability to meet our performance targets in 2014 and future years will depend significantly on whether our estimates of growth are accurate, and whether we continue to capture greater market share as that growth unfolds.

Product Development and Launches. Since we began operations in mid-2009, we have launched more than 25 new or significantly refreshed vehicles. An integral part of the 2010-2014 Business Plan is the continued refresh and growth of our vehicle portfolio and we have committed significant capital and resources toward an aggressive launch program of completely new vehicles on all new platforms, with additions of new powertrain and transmission technology. Despite this strong cadence, we are still suffering from the effects of the long interruption in Old Carco’s launch of new or significantly refreshed products, particularly during 2008 and 2009. Until our lineup consists of more competitive vehicles desired by consumers, particularly with respect to passenger cars, and in order to realize a return on the significant investments we have made, to sustain market share, and to achieve competitive operating margins, we will have to continue this accelerated pace of new vehicle launches. This challenging product development and launch schedule depends heavily on continued successful collaboration with Fiat, particularly in terms of sharing vehicle platforms and powertrains. During the development of these new offerings, despite the pace, we must also maintain our commitment to quality improvements. Moreover, our ability to continue to make the necessary investments in product development to achieve these plans depends in large part on the market acceptance and success of the new or significantly refreshed vehicles we introduce, as well as our ability to timely complete the aggressive launch schedule we have planned without sacrificing quality.

Pricing. Our profitability depends in part on our ability to maintain or increase margins on the sale of vehicles, while operating in an automotive industry that has intense price competition resulting from the wide variety of available competitive vehicles and manufacturing overcapacity. Historically, manufacturers have competed for vehicle sales by offering dealer, retail and fleet incentives, including cash rebates, option package discounts, guaranteed depreciation programs, and subsidized financing or leasing programs, all of which constrain margins on vehicle sales. Although we will continue to use such incentives to generate sales for particular models in particular geographic regions during specific time periods, we are focusing on achieving higher sales volumes by building brand value, balancing our product portfolio by offering smaller vehicle models, and improving the content, quality, fuel economy and performance of our vehicles. Throughout 2010, our U.S. retail average net transaction price increased and our average incentive per unit decreased, as adjusted for changes in model mix over the period, due to favorable content mix and net price discipline. We continued this positive trend into 2011, 2012 and 2013, and we have moderately increased our average net transaction price and kept our incentive per unit largely stable as well, as adjusted for changes in model mix. We may encounter challenges given that our smaller, less expensive cars are not currently as competitive as our larger, more profitable vehicles, and we may not be able to price our vehicles or minimize our incentives as planned.

Vehicle Profitability. Our results of operations depend on the profitability of the vehicles we sell, which tends to vary by vehicle segment. Vehicle profitability depends on a number of factors, including sales prices, net of sales incentives, costs of materials and components, as well as transportation and warranty costs. Typically, larger vehicles, which tend to have higher unit selling prices, have been more profitable on a per unit basis. Therefore, our minivans, larger utility vehicles and pick-up trucks have generally been more profitable than our passenger cars. Our minivans, larger utility vehicles and pick-up trucks accounted for approximately 70 percent of our total U.S. vehicle sales in 2013. While more profitable on a per unit basis, these larger vehicles have relatively low fuel economy and over the past several years, consumer preferences have shifted away from these vehicles, particularly in periods of relatively high fuel prices. As part of the Fiat-Chrysler Alliance, we continue to work toward a more balanced product portfolio that we believe will mitigate the impact of future shifts in consumer demand. In order to ensure that our portfolio of vehicles appropriately addresses the range of vehicles that may appeal to consumers over time, we have renewed our focus on the design, manufacturing, marketing and sale of our passenger cars, including mini, small and compact cars, notwithstanding the lower per unit profitability. Our success in selling these smaller vehicles will provide us not only with some protection from the effects of changing consumer preferences, but will also be an important part of our efforts to comply with tightening environmental and fuel economy standards and to achieve corporate sustainability goals. Until we develop a full line of competitive passenger car offerings, we must continue to make substantial investments in product development and engineering, and our ability to increase our margins on these offerings is therefore more limited than our competitors. In addition, our vehicle sales through dealers to customers are normally more profitable than our fleet sales. Our fleet customers increasingly tend to purchase a higher proportion of our smaller, more fuel-efficient vehicles, which have historically had a lower profitability per unit. Nevertheless, our fleet sales have been an important source of stable revenue and can also be an effective means for marketing our vehicles. Our fleet sales also help to normalize our plant production because they typically involve the delivery of a large, pre-determined quantity of vehicles over several months. In line with our plan to decrease fleet sales as a percentage of our total business, our U.S. fleet sales accounted for approximately 22 percent of our total U.S. vehicle sales for 2013, versus 26 percent in 2012, 28 percent in 2011 and 36 percent in 2010.

Cost of Sales. Our cost of sales is composed of a number of elements. The most significant element of our cost of sales is the cost of materials and components, which makes up the majority of our cost of sales, typically around 75 percent of the total. A large portion of our materials and component costs are affected directly or indirectly by raw materials prices, particularly prices for steel, aluminum, lead, resin and copper, as well as precious metals. The prices for these raw materials fluctuate and can be difficult to predict. These market conditions affect, to a significant extent, our ability to manage our cost of sales over the long-term. To the extent raw material price fluctuations may affect our cost of sales, we typically seek to manage these costs and minimize the impact on cost of sales through the use of fixed price purchase contracts and the use of commercial negotiations and technical efficiencies. As a result, for the periods reported, changes in raw material costs generally have not had a material effect on the period to period comparisons of our cost of sales. Nevertheless, our cost of sales related to materials and components has increased, as we have significantly enhanced the quality and content of our vehicles in an effort to remain competitive. Our ability to price our vehicles so as to recover those increased costs does, and will continue to, impact our profitability.

The remaining costs primarily include labor costs, consisting of direct and indirect wages and fringe benefits, as well as depreciation, amortization and transportation costs. Cost of sales also includes warranty and product-related costs, as well as depreciation expense related to our Guaranteed Depreciation Program, or GDP, vehicles. See —Results of Operations —Worldwide Factory Shipments for a discussion of the GDP. To grow our production from 2.4 million vehicles in 2012 to 2.6 million vehicles in 2013, these elements of our cost of sales increased. The uptick in our volumes has required us to take numerous actions to increase production capacity at our plants, and we have also had to demand that our suppliers quickly increase their production levels as well. This growth occurred in a production environment that was already capacity constrained. As a result of this growth, we could not maximize our efficiency, and we incurred non-standard costs for overtime, expedited freight and component banking. As with our suppliers, the industry’s just-in-time inventory systems further exacerbate our costs in times of sudden capacity constraints. In some cases, we outsourced our operations. However, moving our production to suppliers or to locations overseas, where there is available capacity, creates additional risk with respect to quality control, component pricing, logistics and currency exchange rates. We attempted to manage our labor costs where possible, but overtime payments were unavoidable in some of our operations. For example, in our Dundee Engine Plant (Michigan), demand meant that production continued during 29 Sundays and holidays in 2013. For 2013, we increased worldwide vehicle sales by 207,000 vehicles over 2012. We anticipate that we will encounter even more challenges as we work to contain our costs while we still maintain our production quality. To improve, or even maintain, our margins, we must contain the associated increases in our cost of sales.

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

Impact of Labor Cost Modifications. Our collective bargaining agreements with the UAW and the CAW, which is now part of Unifor, have introduced lower wage and benefit structures for new hire employees, eliminated the employment security system (commonly known as the “Jobs Bank,” which was a UAW provision only), and reduced other compensation programs for terminated or laid-off represented employees, other than traditional severance pay. Over time, these and other modifications are intended to help us achieve hourly labor costs that are comparable to those of the transplant automotive manufacturers with which we compete, while continuing to offer competitive compensation packages. We continue to realize the benefit of the new hire wage and benefit structure as our production increases and as a result of natural attrition. We successfully renegotiated our collective bargaining agreements with the UAW in 2011 and with the CAW, now part of Unifor, in 2012. These settlement provisions enable continued labor cost competitiveness within the U.S. and Canada automobile manufacturing industry through the terms of the respective agreements.

Fiat Ownership Interest

Through a series of transactions in 2011 and early 2012, which included our achievement of the three Class B Events described in our governance documents and Fiat’s exercise of its incremental equity call option in May 2011, Fiat increased its ownership interest in the Company from 20.0 percent to 58.5 percent.

In May 2011, and concurrent with the repayment of our U.S. Treasury and EDC credit facilities, Fiat exercised its incremental equity call option and acquired an additional 16 percent fully-diluted ownership interest in the Company through our issuance of Class A Membership Interests. We received the entire exercise price of $1,268 million in cash, increasing our contributed capital by the proceeds received. Refer to Liquidity and Capital Resources —Repayment of U.S. Treasury and EDC Credit Facilities, for information related to our refinancing transaction and the repayment of our U.S. Treasury and EDC credit facilities.

In January 2013, and in accordance with our governance documents, the 200,000 Class B Membership Interests held by Fiat automatically converted to 571,429 Class A Membership Interests. There were no dilutive effects of the conversion.

In January 2014, Fiat, through its 100 percent owned indirect subsidiary, FNA, acquired the VEBA Trust’s remaining 41.5 percent membership interest in Chrysler Group LLC for $3.65 billion. See Item 1. Business —Recent Developments —Fiat Acquisition of Equity Interest held by the VEBA Trust, for additional information regarding this transaction.

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

Plan Assets Measured at Net Asset Value. Plan assets are recognized and measured at fair value in accordance with the accounting guidance related to fair value measurements, which specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2 and 3). Level 3 pricing inputs include significant inputs that are generally less observable from objective sources. At December 31, 2013, substantially all of our investments classified as Level 3 in the fair value hierarchy are valued at the net asset value, or NAV. These plan assets are classified as Level 3 as there are no active markets for these assets and they are valued using unobservable inputs.

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

Refer to Note 2, Basis of Presentation and Significant Accounting Policies, and Note 18, Employee Retirement and Other Benefits, of our accompanying audited consolidated financial statements for a discussion of the fair value hierarchy measurement.

Plan obligations and costs are based on existing retirement plan provisions, which include plan amendments with certain provisions taking effect in future periods. We do not make assumptions regarding any potential future changes to benefit provisions beyond those to which we are presently committed.

Significant differences in actual experience or significant changes in assumptions may affect the pension obligations and pension expense. The effect of actual results differing from assumptions and of changing assumptions are included in accumulated other comprehensive income (loss), or AOCI, as unrecognized actuarial gains and losses. These gains and losses are subject to amortization to expense over the average future service period of plan participants expected to receive benefits under the plans to the extent they exceed 10 percent of the higher of the market related value of assets or the projected benefit obligation of the respective plan. For inactive pension plans, we amortize actuarial gains or losses to expense over the remaining life of plan participants. During 2013, the actual return on plan assets was $1,640 million, which was lower than the expected return of $1,843 million, resulting in an unrecognized actuarial loss of $203 million. The weighted average discount rate used to determine the benefit obligation for defined benefit pension plans was 4.69 percent at December 31, 2013 versus 3.98 percent at December 31, 2012, resulting in an unrecognized actuarial gain of $2,135 million, excluding the impact of the interim remeasurement to the U.S. and Canadian salaried defined benefit pension plans, as described below. In 2014, $85 million of net unrecognized actuarial losses are expected to be recognized into expense.

During the second quarter of 2013, we amended our U.S. and Canadian salaried defined benefit pension plans. The U.S. plans were amended in order to comply with IRS regulations, cease the accrual of future benefits effective December 31, 2013, and enhance the retirement factors. The Canada amendment ceases the accrual of future benefits effective December 31, 2014, enhances the retirement factors and continues to consider future salary increases for the affected employees. The changes to the plans resulted in an interim remeasurement of the plans, as well as a curtailment gain and plan amendments. As a result, we recognized a $780 million net reduction to our pension obligation, a $9 million reduction to prepaid pensions, and a corresponding $771 million increase in AOCI.

The funded status of our pension plans as of December 31, 2013 and the expenses to be recognized during 2014 are affected by year end 2013 assumptions. These sensitivities may be asymmetric and are specific to the time periods noted. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown. The effect of the indicated increase (decrease) in selected factors, holding all other assumptions constant, is shown below (in millions of dollars):

	Pension Plans
	Effect on 2014 Pension Expense	Effect on December 31, 2013 Projected Benefit Obligation
10 basis point decrease in discount rate	$9	$348
10 basis point increase in discount rate	(9)	(342)
50 basis point decrease in expected return on assets	123	—
50 basis point increase in expected return on assets	(123)	—

Refer to Note 18, Employee Retirement and Other Benefits, of the accompanying audited consolidated financial statements for a detailed discussion of our pension plans.

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

Plan obligations and costs are based on existing OPEB plan provisions. We do not make assumptions regarding any potential future changes to benefit provisions beyond those to which we are presently committed.

The effect of actual results differing from assumptions and of changing assumptions are included in AOCI as unrecognized actuarial gains and losses. These gains and losses are subject to amortization to expense over the average future service period of plan participants expected to receive benefits under the plan to the extent they exceed 10 percent of the higher of the market related value of assets or the accumulated benefit obligation of the respective plan. We immediately recognize actuarial gains or losses for OPEB plans that are short-term in nature and under which our obligation is capped. The weighted average discount rate used to determine the benefit obligation for OPEB plans was 4.87 percent at December 31, 2013 versus 4.07 percent at December 31, 2012, resulting in an unrecognized actuarial gain of $281 million. In 2014, $23 million of net unrecognized actuarial losses are expected to be recognized into expenses.

The effect of the indicated increase (decrease) in the assumed discount rate, holding all other assumptions constant, is shown below (in millions of dollars):

	OPEB Plans
	Effect on 2014 OPEB Expense	Effect on December 31, 2013 OPEB Obligation
10 basis point decrease in discount rate	$2	$33
10 basis point increase in discount rate	(2)	(33)

Refer to Note 18, Employee Retirement and Other Benefits, of our accompanying audited consolidated financial statements for more information regarding costs and assumptions for our OPEB plans.

Share-Based Compensation

We have various compensation plans that provide for the granting of share-based compensation to certain employees and directors. We account for share-based compensation plans in accordance with the accounting guidance set forth for share-based payments, which requires share-based compensation expense to be recognized based on fair value. Compensation expense for equity-classified awards is measured at the grant date based on the fair value of the award using a discounted cash flow methodology. For those awards with post-vesting contingencies, an adjustment is applied to account for the probability of meeting the contingencies. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. Compensation expense is recognized over the employee service period with an offsetting increase to contributed capital or accrued expenses and other liabilities depending on the nature of the award. If awards contain certain performance conditions in order to vest, the cost of the award is recognized when achievement of the performance condition is probable. Costs related to plans with graded vesting are generally recognized using the graded vesting method. Share-based compensation expense is recorded in Selling, Administrative and Other Expenses in the accompanying Consolidated Statements of Income.

The fair value of each unit issued under the plans is based on the fair value of our membership interests. Each unit, or Chrysler Group Unit, is equal to 1/600th of the value of a Class A Membership Interest, which equates to approximately 980 million Chrysler Group Units. Refer to Note 17, Share-Based Compensation, of our accompanying audited consolidated financial statements for additional information.

Since there is no publicly observable trading price for our membership interests, fair value was determined contemporaneously with each measurement using a discounted cash flow methodology. We use this approach, which is based on our projected cash flows, to estimate our enterprise value. We then deduct the fair value of our outstanding interest bearing debt as of the measurement date from our enterprise value to arrive at the fair value of equity. This amount is then divided by the total number of Chrysler Group Units, as determined above, to estimate the fair value of a single Chrysler Group Unit. The significant assumptions used in the calculation of fair value at each issuance date and for each period included the following:

•	Four years of annual projections prepared by management that reflect the estimated after-tax cash flows a market participant would expect to generate from operating the business;

•	A terminal value which was determined using a growth model that applied a 2.0 percent long-term growth rate to our projected after-tax cash flows beyond the four year window. The long-term growth rate was based on our internal projections, as well as industry growth prospects;

•	An estimated after-tax weighted average cost of capital ranging from 16.0 percent to 16.5 percent in both 2013 and 2012, and 14.4 percent to 16.5 percent in 2011; and

•	Projected worldwide factory shipments ranging from approximately 2.4 million vehicles in 2012 to approximately 3.3 million vehicles in 2017.

In 2011, the implied fair value of the Company, resulting from the transactions through which Fiat acquired beneficial ownership of the membership interests previously held by the U.S. Treasury and Canadian Government, was used to corroborate the values determined using the discounted cash flow methodology. There were no such transactions during 2012 and 2013. On January 21, 2014, Fiat acquired the VEBA Trust’s remaining membership interest in Chrysler Group. Refer to Note 25, Subsequent Events, of our accompanying audited consolidated financial statements for additional information. The implied fair value of the Company resulting from this transaction, along with certain other factors, was used to corroborate the fair value determined at December 31, 2013 using our discounted cash flow methodology.

Based on the discounted cash flow methodology, the per unit fair value of a Chrysler Group Unit, calculated based on the Chrysler Group Units of 980 million, was $10.47, $9.00 and $7.63 at December 31, 2013, 2012 and 2011, respectively. All per unit fair values include a discount for lack of marketability of 10 percent. The increase in the fair value of a Chrysler Group Unit was primarily attributable to our continued progress and achievement of certain objectives outlined in our business plan.

The assumptions noted above used in the contemporaneous estimation of fair value at each measurement date have not changed significantly with the exception of the weighted average cost of capital, which is directly influenced by external market conditions. As of December 31, 2013, a change of 50 basis points in the weighted average cost of capital would cause the value of a Chrysler Group Unit to change by approximately $0.64, which would change our share-based compensation liability by approximately $8 million.

Impairment of Long-Lived Assets

Long-lived assets held and used (such as property, plant and equipment, and equipment and other assets on operating leases) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of an asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or group of assets. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or group of assets exceeds the fair value of the asset or group of assets. No impairment indicators were identified during the years ended December 31, 2013, 2012 and 2011. As such, no impairment charges were recognized during the respective periods. When long-lived assets are considered held for sale, they are recorded at the lower of carrying amount or fair value less costs to sell, and depreciation ceases.

Goodwill and Other Intangible Assets

We account for goodwill in accordance with the accounting guidance related to intangibles and goodwill, which requires us to test goodwill for impairment at the reporting unit level at least annually and when significant events occur or there are changes in circumstances that indicate the fair value is less than the carrying amount. Such events could include, among others, a significant adverse change in the business climate, an unanticipated change in the competitive environment and a decision to change the operations of the Company. We have one operating segment, which is also our only reporting unit.

Goodwill is evaluated for impairment annually as of October 1. In September 2011, the Financial Accounting Standards Board, or FASB, issued updated guidance on annual goodwill impairment testing. The amendment allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. At our election, we can qualitatively assess whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount or we can perform a quantitative assessment by the comparing the fair value of our reporting unit to its carrying amount, including goodwill, which is the first step of the two-step process described below. If we elect to perform the qualitative assessment and we conclude it is more likely than not that the fair value of the reporting unit is less than its carrying amount, quantitative impairment testing is required. However, if we conclude otherwise, quantitative impairment testing is not required.

When quantitative impairment testing is required as a result of the qualitative test or elected as the first assessment, goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test is to compare the fair value of our reporting unit to its carrying amount. The fair value is determined by estimating the present value of expected future cash flows for the reporting unit. If the fair value of the reporting unit is greater than its carrying amount, no impairment exists and the second step of the test is not performed. If the carrying amount of the reporting unit is greater than the fair value, there is an indication that an impairment may exist and the second step of the test must be completed to measure the amount of the impairment. The second step of the test calculates the implied fair value of goodwill by assigning the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The implied fair value of goodwill is then compared to the carrying value. If the implied fair value of goodwill is less than the carrying value, an impairment loss is recognized equal to the difference. As discussed in —Valuation of Deferred Tax Assets below, we reversed portions of the valuation allowance recorded against our deferred tax assets and the carrying value of our reporting unit increased significantly. We considered the release of our valuation allowances as a triggering event and we elected to perform a quantitative impairment test as of December 31, 2013. No goodwill impairment losses have been recognized for the years ended December 31, 2013, 2012 and 2011.

Intangible assets that have a finite useful life are generally amortized over their respective estimated useful lives, on a straight-line basis. However, certain other finite-lived intangible assets are amortized in a manner that reflects the pattern in which the economic benefits of the intangible asset will be consumed. The estimated useful lives of intangible assets are reviewed by management each reporting period and whenever changes in circumstances indicate that the carrying value of the assets may not be recoverable. Other intangible assets determined to have an indefinite useful life are not amortized, but are instead tested for impairment annually. In July 2012, the FASB issued updated guidance on the annual testing of indefinite-lived intangible assets for impairment. The amendments allow an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. At our election, we can qualitatively assess whether it is more likely than not that the fair value of our indefinite-lived intangible asset is less than its carrying value or we can perform a quantitative assessment by comparing the fair value of our indefinite-lived intangible asset to its carrying amount. If we elect to perform the qualitative assessment and we conclude it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if we conclude otherwise, quantitative impairment testing is not required. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management estimates fair value through various techniques including discounted cash flow models, which incorporate market based inputs, and third party independent appraisals, as considered appropriate. Management also considers current and estimated economic trends and outlook. No impairment losses on these assets have been recognized for the years ended December 31, 2013, 2012 and 2011.

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

In assessing the realizability of deferred tax assets, we consider both positive and negative evidence. Concluding that a valuation allowance is not required is difficult when there is absence of positive evidence and there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. Cumulative losses in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets.

The assessment for the nature, timing and recognition of a valuation allowance takes into account a number of types of evidence, including the following:

•	Nature, frequency and severity of current and cumulative financial reporting losses. A pattern of objectively measured recent financial reporting income or losses is heavily weighted as a source of positive or negative evidence. In certain circumstances, historical information may not be as relevant due to changed circumstances;

•	Sources of future taxable income. Future reversals of existing temporary differences are heavily-weighted sources of objectively verifiable positive evidence. Projections of future taxable income exclusive of reversing temporary differences are a source of positive evidence when the projections are combined with a history of recent profits and can be reasonably estimated. Otherwise, these projections are considered inherently subjective and generally will not be sufficient to overcome negative evidence that includes relevant cumulative losses in recent years, particularly if the projected future taxable income is dependent on an anticipated turnaround to profitability that has not yet been achieved. In such cases, these projections of future taxable income are given little weight for the purposes of valuation allowance assessment; and

•	Tax planning strategies. If necessary and available, tax planning strategies would be implemented to accelerate taxable amounts to utilize expiring carryforwards. These strategies would be a source of additional positive evidence and, depending on their nature, could be heavily weighted.

Our deferred tax assets consist primarily of those of our subsidiaries in foreign jurisdictions. Our subsidiaries in foreign jurisdictions are highly dependent on our North American operations, which consists primarily of our U.S. operations. As of the fourth quarter 2013, we have demonstrated sustained cumulative profitability considering the achievements of our 2010-2014 Business Plan and the supporting operational results evidenced by the improvements to product mix, international sales and the successful product launches. As such, the sustained profitability of our North American, primarily U.S., operations provided positive evidence which outweighs the negative evidence, supporting release of the valuation allowance at a majority of our foreign subsidiaries and also for the U.S. state deferred tax asset.

We believe that sustained and consistent profitability has been demonstrated by the following factors:

•	continued positive progress on our 2010-2014 Business Plan, including achievement of a substantial portion of our 2013 financial and performance objectives;

•	continued improvement in our product mix;

•	increased vehicle sales volume outside of North America; and

•	our ability to successfully launch products, particularly those using a Fiat or jointly developed platform.

In addition to the positive factors indicated above, we have also undergone significant changes in our management and business strategies since the 363 Transaction, as well as implemented several new product development programs. Fiat’s acquisition of the remainder of the Chrysler Group membership interests from the VEBA Trust on January 21, 2014, solidifies our alliance with Fiat. Through the Fiat-Chrysler Alliance, we have launched the all-new 2014 Jeep Cherokee, the all new Fiat 500L and the all-new Ram ProMaster utilizing Fiat or jointly developed platforms. The market acceptance and fourth quarter 2013 shipments of these new product introductions have provided an additional positive indicator of our progress towards achievement of our performance objectives and our continued improvement in our product mix objectives. Our alliance with Fiat has enabled us, and will continue to enable us, to accelerate our positive transformation by providing us access to smaller, more fuel efficient vehicles and technologies for vehicle segments where we have been historically underrepresented.

As a result of reaching sustained profitability and further evidenced by the additional positive evidence of Fiat now owning 100 percent of us, our conclusion regarding the need for valuation allowances on our net deferred tax assets with respect to our foreign subsidiaries has changed, resulting in the reversal of $962 million of the valuation allowances as of December 31, 2013, of which $956 million pertains to the net deferred tax assets balance as of December 31, 2012. Refer to Note 13, Income Taxes, of our accompanying audited consolidated financial statements for additional information. A significant tax benefit related to the valuation allowance release was recorded, which resulted in a negative effective tax rate.

We have retained $151 million of valuation allowances on our net deferred tax assets, primarily in certain foreign countries which we do not expect to realize the deferred tax assets.

Sales Incentives

We record the estimated cost of sales incentive programs offered to dealers and consumers as a reduction to revenue at the time of sale to the dealer. This estimated cost represents the incentive programs offered to dealers and consumers, as well as the expected modifications to these programs in order to facilitate sales of the dealer inventory. Subsequent adjustments to incentive programs related to vehicles previously sold to dealers are recognized as an adjustment to revenue in the period the adjustment is determinable.

We use price discounts to adjust vehicle pricing in response to a number of market and product factors, including: pricing actions and incentives offered by competitors, economic conditions, the amount of excess industry production capacity, the intensity of market competition, consumer demand for the product and to support promotional campaigns. We may offer a variety of sales incentive programs at any given point in time, including: cash offers to dealers and consumers and subvention programs offered to customers, or lease subsidies, which reduce the retail customer’s monthly lease payment or cash due at the inception of the financing arrangement, or both. Incentive programs are generally brand, model and region specific for a defined period of time, which may be extended.

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

Non-GAAP Financial Measures

We monitor our operations through the use of several non-GAAP financial measures: Adjusted Net Income (Loss); Modified Operating Profit (Loss); Modified Earnings Before Interest, Taxes, Depreciation and Amortization, which we refer to as Modified EBITDA; Net Industrial Cash (Debt); as well as Free Cash Flow. We believe that these non-GAAP financial measures provide useful information about our operating results and enhance the overall ability to assess our financial performance. They provide us with comparable measures of our financial performance based on normalized operational factors which then facilitate management’s ability to identify operational trends, as well as make decisions regarding future spending, resource allocations and other operational decisions. These and similar measures are widely used in the industry in which we operate.

These financial measures may not be comparable to other similarly titled measures of other companies and are not an alternative to net income (loss) or income (loss) from operations as calculated and presented in accordance with U.S. GAAP. These measures should not be used as a substitute for any U.S. GAAP financial measures.

Adjusted Net Income (Loss)

Adjusted Net Income (Loss) is defined as net income (loss) excluding the impact of infrequent items, which includes losses on extinguishment of debt and the release of valuation allowances on deferred tax assets. We use Adjusted Net Income (Loss) as a key indicator of the trends in our overall financial performance, excluding the impact of such infrequent items.

Modified Operating Profit (Loss)

We measure Modified Operating Profit (Loss) to assess the performance of our core operations, establish operational goals and forecasts that are used to allocate resources, and evaluate our performance period over period. Modified Operating Profit (Loss) is computed starting with net income (loss), and then adjusting the amount to (i) add back income tax expense and exclude income tax benefits (excluding the effects of the release of valuation allowances on deferred tax assets), (ii) add back net interest expense (excluding interest expense related to financing activities associated with the Gold Key Lease vehicle lease portfolio), (iii) add back (exclude) all pension, OPEB and other employee benefit costs (gains) other than service costs, (iv) add back restructuring expense and exclude restructuring income, (v) add back other financial expense, (vi) add back losses and exclude gains due to cumulative change in accounting principles, and (vii) add back certain other costs, charges and expenses, which include the charges factored into the calculation of Adjusted Net Income (Loss). We also use performance targets based on Modified Operating Profit (Loss) as a factor in our incentive compensation calculations for our represented and non-represented employees.

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

The reconciliation of net income to Adjusted Net Income, Modified Operating Profit and Modified EBITDA is set forth below (in millions of dollars):

	Years Ended December 31,
	2013	2012	2011
Net income	$2,757	$1,668	$183
Plus:
Deferred tax assets valuation allowance release	(962)	—	—
Loss on extinguishment of debt (1) (2)	24	—	551

Adjusted Net Income	$1,819	$1,668	$734

Plus:
Income tax expense (3)	409	274	198
Net interest expense	994	1,050	1,199
Net pension, OPEB and other employee benefit gains other than service costs	(49)	(34)	(170)
Restructuring (income) expenses, net	(14)	(61)	3
Other financial expense, net	17	15	11

Modified Operating Profit	$3,176	$2,912	$1,975

Plus:
Depreciation and amortization expense	2,941	2,701	2,876
Less:
Depreciation and amortization expense for vehicles held for lease	(198)	(163)	(97)

Modified EBITDA	$5,919	$5,450	$4,754

(1)	In connection with the June 2013 amendment of our Senior Credit Facilities and December 2013 re-pricing of the Tranche B Term Loan, we recognized a $24 million loss on extinguishment of debt. The loss consisted of the write off of $13 million of unamortized debt discounts and $3 million of unamortized debt issuance costs associated with the Senior Credit Facilities, as well as $8 million of call premium and other fees associated with the amendments. Refer to Note 12, Financial Liabilities, of our accompanying audited consolidated financial statements for additional information.
(2)	In connection with the May 2011 repayment of our outstanding obligations under the U.S. Treasury first lien credit facilities and the EDC Credit Facilities, we recognized a $551 million loss on extinguishment of debt. The charges consisted of the write-off of $136 million of unamortized discounts and $34 million of unamortized debt issuance costs associated with the U.S. Treasury credit facilities and $367 million of unamortized discounts and $14 million of unamortized debt issuance costs associated with the EDC credit facilities. Refer to Note 12, Financial Liabilities, of our accompanying audited consolidated financial statements for additional information.
(3)	Excludes the effects of a $962 million non-cash tax benefit related to the release of valuation allowances on deferred tax assets. Refer to Note 13, Income Taxes, of our accompanying audited consolidated financial statements for additional information.

Net Industrial Cash (Debt)

We compute Net Industrial Cash (Debt) as cash and cash equivalents less total financial liabilities. We use Net Industrial Cash (Debt) as a measure of our financial leverage and believe it is useful to others in evaluating our financial leverage.

The following is a reconciliation of cash and cash equivalents to Net Industrial Cash (Debt) (in millions of dollars):

	Years Ended December 31,
	2013	2012
Cash and cash equivalents	$13,344	$11,614
Less: Financial liabilities (1)	(12,301)	(12,603)

Net Industrial Cash (Debt)	$1,043	$(989)

(1)	Refer to Note 12, Financial Liabilities, of our accompanying audited consolidated financial statements for additional information regarding our financial liabilities.

Free Cash Flow

Free Cash Flow is defined as cash flows from operating and investing activities, excluding any debt related investing activities, adjusted for financing activities related to Gold Key Lease. We are currently winding down the Gold Key Lease program. As of June 2012, all Gold Key Lease financing obligations had been repaid and no additional funding will be required. Free Cash Flow is presented because we believe that it is used by analysts and other parties in evaluating the Company. However, Free Cash Flow does not necessarily represent cash available for discretionary activities, as certain debt obligations and capital lease payments must be funded out of Free Cash Flow. We also use performance targets based on Free Cash Flow as a factor in our incentive compensation calculations for our non-represented employees.

Free Cash Flow should not be considered as an alternative to, or substitute for, net change in cash and cash equivalents. We believe it is important to view Free Cash Flow as a complement to our accompanying cash flows.

The following is a reconciliation of Net Cash Provided by (Used In) Operating and Investing Activities to Free Cash Flow (in millions of dollars):

	Years Ended December 31,
	2013	2012	2011
Net Cash Provided by Operating Activities	$5,536	$5,821	$4,603
Net Cash Used in Investing Activities	(3,413)	(3,557)	(1,970)
Investing activities excluded from Free Cash Flow:
Proceeds from USDART (1)	—	—	(96)
Change in loans and notes receivables	—	(2)	(6)
Financing activities included in Free Cash Flow:
Repayments of Gold Key Lease financing	—	(41)	(584)

Free Cash Flow	$2,123	$2,221	$1,947

(1)	U.S. Dealer Automotive Receivables Transition LLC, or USDART, as described below under —Liquidity and Capital Resources —Ally MTA.

Results of Operations

Worldwide Factory Shipments

The following summarizes our gross and net worldwide factory shipments, which include vehicle sales to our dealers, distributors, and contract manufacturing customers. Management believes that this data provides meaningful information regarding our operating results. Shipments of vehicles manufactured by our assembly facilities are generally aligned with current period production, which is driven by consumer demand. Revenue is generally recognized when the risks and rewards of ownership of a vehicle have been transferred to our customer, which usually occurs upon release of the vehicle to the carrier responsible for transporting the vehicle to our customer.

Dealers and distributors sell our vehicles to retail customers and fleet customers. Our fleet customers include rental car companies, commercial fleet customers, leasing companies and governmental entities. Our fleet shipments include vehicle sales through our Guaranteed Depreciation Program, or GDP, under which we guarantee the residual value or otherwise assume responsibility for the minimum resale value of the vehicle. We account for such sales similar to an operating lease and recognize rental income over the contractual term of the lease on a straight-line basis. At the end of the lease term, we recognize revenue for the portion of the vehicle sales price which had not been previously recognized as rental income and recognize, in cost of sales, the remainder of the cost of the vehicle which had not been previously recognized as depreciation expense over the lease term. We include GDP vehicle sales in our net worldwide factory shipments at the time of auction, rather than at the time of sale to the fleet customer, consistent with the timing of revenue recognition. We consider these net worldwide factory shipments to approximate the timing of revenue recognition.

	Years Ended December 31,
	2013	2012	2011
	(vehicles in thousands)
Retail	2,033	1,844	1,507
Fleet	470	484	441
Contract Manufacturing	60	81	63

Worldwide Factory Shipments	2,563	2,409	2,011
Adjust for GDP activity during the period:
Less: Vehicles shipped	(79)	(51)	(76)
Plus: Vehicles auctioned	58	74	58

Net Worldwide Factory Shipments	2,542	2,432	1,993

Consolidated Results

The following is a discussion of the results of operations for the year ended December 31, 2013 as compared to the year ended December 31, 2012, and for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The discussion of certain line items (cost of sales, gross margin, selling, administrative and other expenses, and research and development expenses) includes a presentation of such line items as a percentage of revenues, for the respective periods presented, to facilitate the discussion for the year over year comparisons.

Revenues, Net

	Years Ended December 31,			Increase (Decrease)
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
			(in millions	of dollars)
Revenues, net	$72,144	$65,784	$54,981	$6,360	9.7%	$10,803	19.6%

2013 Compared to 2012. Revenues for the year ended December 31, 2013 increased $6,360 million as compared to the year ended December 31, 2012. Approximately $2.8 billion of the increase was due to an increase in our net worldwide factory shipments from 2,432 thousand vehicles for the year ended December 31, 2012 to 2,542 thousand vehicles for the year ended December 31, 2013. The increase in our net worldwide factory shipments was driven primarily by increased demand for our vehicles, including the Ram 1500, the launch of the all-new 2014 Jeep Cherokee, which began shipping to dealers in late October 2013, the Jeep Grand Cherokee, which launched in the first quarter of 2013, as well as increases in the Jeep Wrangler. These increases were partially offset by a reduction in Jeep Liberty shipments due to its discontinued production at the end of the second quarter of 2012 in preparation of the all-new 2014 Jeep Cherokee. During the second half of 2012 we continued to ship the residual Jeep Liberty inventory to dealers.

Overall, demand for our vehicles has increased, as evidenced by a nine percent period over period increase in our U.S. vehicle sales, which was primarily driven by a 14 percent increase in our U.S. retail sales for the year ended December 31, 2013 as compared to the same period in 2012. Our U.S. market share increased by 20 basis points to 11.4 percent for the year ended December 31, 2013 as compared to the same period in 2012.

Approximately $1.4 billion of the increase in revenues was attributable to favorable vehicle mix as there was a higher percentage growth in truck and certain SUV shipments as compared to minivan and passenger car shipments. In addition, revenues increased by approximately $1.2 billion as a result of favorable net pricing from vehicle content enhancements in our 2014 model year vehicles as compared to prior model years. Further, approximately $900 million of the increase in revenues was due to a favorable shift in market mix to greater retail shipments as a percentage of total shipments, which is consistent with our continuing strategy to grow our U.S. retail market share while maintaining stable fleet shipments. Typically, the average revenue per vehicle for retail shipments is higher than the average revenue per vehicle for fleet shipments, as our retail customers tend to purchase vehicles with more optional features. For additional information regarding retail and fleet shipments, refer to —Worldwide Factory Shipments, above.

During the first quarter of 2013, we recognized a $78 million foreign currency translation loss as a reduction to revenues as a result of the February 2013 devaluation of the official exchange rate of the Venezuelan bolivar, or VEF, relative to the USD from 4.30 VEF per USD to 6.30 VEF per USD. Subsequent to the devaluation, certain monetary liabilities, which had been submitted to the CADIVI for payment approval through the ordinary course of business prior to the devaluation date, were approved to be paid at an exchange rate of 4.30 VEF per USD. As a result, during the year ended December 31, 2013, we recognized $22 million of foreign currency transaction gains in revenues due to these monetary liabilities being previously remeasured at 6.30 VEF per USD at the devaluation date. Refer to Item 7A. —Quantitative and Qualitative Disclosures about Market Risk, for additional information regarding Venezuela currency regulations and devaluation.

2012 Compared to 2011. Revenues for the year ended December 31, 2012 increased $10,803 million as compared to the year ended December 31, 2011, approximately $11.2 billion of which was attributable to an increase in our net worldwide factory shipments from 1,993 thousand vehicles for the year ended December 31, 2011 to 2,432 thousand vehicles for the year ended December 31, 2012. The 22 percent increase in our net worldwide factory shipments was driven primarily by increased demand for our vehicles, as evidenced by an increase in our U.S. market share from 10.5 percent for the year ended December 31, 2011 to 11.2 percent for the year ended December 31, 2012. In addition, the increase in our shipments was due to the continued improvement in the U.S. automotive market, which experienced a 13 percent increase in industry vehicle sales for the year ended December 31, 2012 as compared to the same period in 2011.

Approximately $900 million of the revenues increase was attributable to more favorable net pricing of our 2012 and 2013 model year vehicles as compared to the prior model years, which was driven by our ability to adjust prices for our vehicle content enhancements in the current market. Additionally, approximately $100 million of the revenues increase was due to a favorable shift in market mix to greater retail shipments as a percentage of total shipments, which is consistent with our continued plan to grow the U.S. retail market while maintaining stable U.S. fleet shipments. Typically, the average revenue per vehicle for retail shipments is higher than the average revenue per vehicle for fleet shipments, as our retail customers tend to purchase larger vehicles with more optional features. For additional information regarding retail and fleet shipments, refer to —Worldwide Factory Shipments, above.

These increases were partially offset by a decrease in revenues of approximately $2.0 billion as a result of a higher percentage growth in passenger car shipments as compared to truck and SUV shipments, as well as consumers purchasing vehicles with option packages that group commonly selected options at a value price. The options include, but are not limited to, Uconnect Touch, keyless entry, leather seats and/or DVD systems being included as standard features in certain vehicles.

Cost of Sales

	Years Ended December 31,						Increase (Decrease)
	2013	Percentage of Revenues	2012	Percentage of Revenues	2011	Percentage of Revenues	2013 vs. 2012		2012 vs. 2011
				(in millions	of dollars)
Cost of sales	$61,398	85.1%	$55,350	84.1%	$46,422	84.4%	$6,048	10.9%	$8,928	19.2%
Gross margin	10,746	14.9%	10,434	15.9%	8,559	15.6%	312	3.0%	1,875	21.9%

We procure a variety of raw materials, parts, supplies, utilities, transportation and other services from numerous suppliers to manufacture our vehicles, parts and accessories, primarily on a purchase order basis. The raw materials we use typically consist of steel, aluminum, resin, copper, lead, and precious metals including platinum, palladium and rhodium. The cost of materials and components makes up a majority of our cost of sales, which was approximately 76 percent, 76 percent and 74 percent for the years ended December 31, 2013, 2012 and 2011, respectively. The remaining costs primarily include labor costs consisting of direct and indirect wages and fringe benefits as well as depreciation (including that related to our GDP vehicles), amortization, transportation costs, warranty and product-related costs. Fluctuations in costs of sales are primarily driven by the number of vehicles that we produce and sell. In addition, we incur additional costs associated with the launch of new vehicles and powertrains, such as labor inefficiencies, additional vehicle testing and validation, as well as training costs. However, we are able to partially offset these costs by improved productivity and cost savings achieved through our WCM initiatives.

2013 Compared to 2012. Cost of sales for the year ended December 31, 2013 increased $6,048 million as compared to the same period in 2012, approximately $2.2 billion of which was attributable to an increase in our net worldwide factory shipments. In addition, approximately $1.4 billion was attributable to a higher percentage of growth in truck and certain SUV shipments as compared to minivan and passenger car shipments. Further, approximately $1.2 billion of the increase was due to higher base material costs associated with vehicle components and enhancements. In addition, we incurred approximately $200 million of higher depreciation and amortization expense primarily related to capital investments associated with our recent product launches. There was also an increase of $200 million in other costs associated with expanding our manufacturing capacity, which includes costs for additional shifts and/or crews at certain facilities in order to meet increased production requirements to support consumer demand. In addition, approximately $500 million of the increase was attributable to a shift in market mix to greater retail shipments as a percentage of total shipments, as our retail customers tend to purchase vehicles with more optional features. See —Revenues, Net, above, for additional discussion.

Cost of sales for the year ended December 31, 2013 also included a $151 million charge recognized during the second quarter of 2013 related to our voluntary safety recall for the 1993-1998 Jeep Grand Cherokee and 2002-2007 Jeep Liberty, as well as our customer satisfaction action for the 1999-2004 Jeep Grand Cherokee. In addition, during the year ended December 31, 2012, we recognized insurance recoveries totaling $76 million related to losses sustained in 2011 due to supply disruptions. The proceeds from these recoveries were fully collected during 2012. There were no similar insurance recoveries during the year ended December 31, 2013.

Gross margin for the year ended December 31, 2013 increased $312 million, or three percent, as compared to the same period in 2012. Overall, the increase in gross margin is attributable to favorable net pricing of approximately $1.2 billion. In addition, there was an increase in our net worldwide factory shipments which contributed approximately $600 million to our increased gross margin. Further, the favorable shift in market mix contributed to an increase in our gross margin of approximately $400 million. These increases were partially offset by approximately $1.2 billion of higher base material costs associated with vehicle components and enhancements. In addition, we incurred approximately $200 million of higher depreciation and amortization expense primarily related to capital investments associated with our recent product launches. There was also an increase of $200 million in other costs associated with expanding our manufacturing capacity, which includes costs for additional shifts and/or crews at certain facilities in order to meet increased production requirements to support consumer demand. The reduction in gross margin also included the $151 million charge recognized during 2013 for the above-mentioned voluntary safety recall and customer satisfaction action. In addition, gross margin was lower in 2013 due to the $76 million of insurance recoveries recognized in 2012 as discussed above.

2012 Compared to 2011. Cost of sales for the year ended December 31, 2012 increased $8,928 million as compared to the same period in 2011, primarily due to higher production volumes and an increase in vehicle shipments, which accounted for approximately $8.8 billion of the increase. Additionally, cost of sales increased due to higher costs associated with the shift in market mix to greater retail shipments as a percentage of total shipments also noted above. These increases in cost of sales were partially offset by $1.2 billion of lower costs associated with the higher percentage growth of passenger car shipments as compared to truck and SUV shipments, as well as our increased sales of vehicles with the value option packages noted above in —Revenues, Net.

Material costs for the year ended December 31, 2012 increased by approximately $300 million as compared to the year ended December 31, 2011, consistent with our continuing investments in vehicle components and enhancements. These enhancements include improved engine and transmission technologies, primarily the 3.6L Pentastar V-6 engine and 8-speed automatic transmission, as well as upgraded media components such as the Uconnect Touch, featuring an 8.4 inch screen. In addition we continue to upgrade the interiors of our vehicles with features such as premium leather and LED accent lighting.

Further, price increases for certain raw materials had a negative impact on our cost of sales of approximately $400 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. However, we were able to partially offset these price increases by achieving certain cost savings, principally from commercial re-negotiations and technical efficiencies, such as modifying the material content of a part, as well as efficiencies achieved through our ongoing implementation of WCM processes.

Additionally, during the year ended December 31, 2012, we recognized insurance recoveries totaling $76 million related to losses sustained in 2011 due to supply disruptions. The proceeds from these recoveries were fully collected as of September 30, 2012. There were no similar insurance recoveries during 2011.

Gross margin for the year ended December 31, 2012 increased $1,875 million, or 22 percent, as compared to the same period in 2011. Overall, the increase in gross margin is attributable to an increase in our net worldwide factory shipments of approximately $2.4 billion, as well as favorable net pricing of approximately $900 million. In addition, the gross margin increase was attributable to $76 million of insurance recoveries recognized during the year ended December 31, 2012, for which there were no similar insurance recoveries during the year ended December 31, 2011. These increases were partially offset by an unfavorable shift in vehicle mix of approximately $800 million, primarily due to a shift towards passenger cars from trucks and SUVs, as discussed above, as well as higher material costs of approximately $700 million associated with vehicle components and enhancements, and higher raw material costs.

Selling, Administrative and Other Expenses

	Years Ended December 31,						Increase (Decrease)
	2013	Percentage of Revenues	2012	Percentage of Revenues	2011	Percentage of Revenues	2013 vs. 2012		2012 vs. 2011
				(in millions	of dollars)
Selling, administrative and other expenses	$5,218	7.2%	$5,179	7.9%	$4,751	8.6%	$39	0.8%	$428	9.0%

Selling, administrative and other expenses include advertising, personnel, warehousing and other costs. Advertising expenses accounted for approximately 53 percent, 53 percent and 54 percent of these costs for the years ended December 31, 2013, 2012 and 2011, respectively.

2013 Compared to 2012. For the year ended December 31, 2013, selling, administrative and other expenses remained relatively consistent as compared to the same period in 2012. Advertising expense consists primarily of national and regional media campaigns, as well as marketing support in the form of trade and auto shows, events and sponsorships. Typically, we incur greater advertising costs in the initial months that new or significantly refreshed vehicles become available at dealerships. In 2013, we launched the significantly refreshed 2014 Jeep Grand Cherokee, the all-new 2014 Jeep Cherokee and the all-new Fiat 500L. In 2012, we launched the all-new Dodge Dart and the Ram 1500. In addition, during 2012, we continued to increase our advertising spending for the Fiat 500 to build upon the growing success of the vehicle and to support the launch of the Fiat 500 Abarth.

2012 Compared to 2011. Our advertising costs through the first half of 2012 were relatively consistent with costs incurred during 2011, as we continued to place great emphasis on our brand- and vehicle-focused campaigns in order to increase consumer awareness of our current portfolio. We typically incur greater advertising costs in the initial months that new or significantly refreshed vehicles are available to customers in dealerships. During the second half of 2012, we began incurring greater advertising costs associated with our national and regional advertising campaigns to support the retail launches of the all-new Dodge Dart and the 2013 Ram 1500. In addition, during 2012, we continued to increase our advertising spending for the Fiat 500 to build upon the growing success of the vehicle and to support the launch of the Fiat 500 Abarth. Personnel expenses also increased during the year ended December 31, 2012 as compared to the same period in 2011, primarily due to the increase in headcount in 2012 to support our sales, marketing and other corporate initiatives.

Research and Development Expenses, Net

	Years Ended December 31,						Increase (Decrease)
	2013	Percentage of Revenues	2012	Percentage of Revenues	2011	Percentage of Revenues	2013 vs. 2012		2012 vs. 2011
				(in millions	of dollars)
Research and development expenses, net	$2,320	3.2%	$2,324	3.5%	$1,674	3.0%	$(4)	(0.17)%	$650	38.8%

We conduct research and development for new vehicles and technology to improve the performance, safety, fuel efficiency, reliability and consumer perception of our vehicles. Research and development expenses consist primarily of material costs and personnel related expenses that support development of new and existing vehicles and powertrain technologies, including the building of three-dimensional models, virtual simulations, prototype building and testing (including with respect to the integration of safety and powertrain technologies) and assembly of pre-production pilot models. Additionally, research and development activities focus on improved fuel efficiency and reduced emissions. Under the Fiat-Chrysler Alliance, we share access to certain platforms, vehicles, products and technology with Fiat. Likewise, costs are shared with Fiat related to joint engineering and development activities and we reimburse each other based upon costs agreed to under the respective cost sharing arrangements. Our research and development expenses for the years ended December 31, 2013, 2012 and 2011, are net of $33 million, $51 million and $78 million, respectively, of reimbursements.

2013 Compared to 2012. Research and development expenses remained relatively consistent year over year. For the year ended December 31, 2013, spending related primarily to direct and indirect materials, and personnel expenses focused on mid-cycle and new program actions, principally the Ram truck lineup, along with the all-new 2014 Jeep Cherokee and the all-new 2015 Chrysler 200. In 2013, spending also continued for our joint development programs with Fiat primarily related to future B-segment vehicles. For the year ended December 31, 2012, spending related primarily to mid-cycle actions, principally the Ram truck lineup, Jeep Grand Cherokee, Dodge Durango and the all-new 2014 Jeep Cherokee, as well as joint development programs with Fiat primarily related to the CUSW platform utilized for the Dodge Dart, which launched in second quarter 2012.

2012 Compared to 2011. The increase in net research and development expenses for the year ended December 31, 2012 as compared to the same period in 2011, was primarily due to increased spending for direct and indirect materials related to mid-cycle actions, principally the Ram truck lineup, Jeep Grand Cherokee and Dodge Durango, as well as joint development programs with Fiat, including the CUSW platform utilized for the all-new Dodge Dart and designed for certain future C- and D- segment vehicles. In addition, we continue to invest in vehicle and technology enhancements for Fiat vehicles that we will produce and distribute within North America. To support all of these efforts, we have increased our average headcount for research and development employees by approximately 17 percent from the year ended December 31, 2011 to the year ended December 31, 2012 to fulfill specialized needs. The average number of temporary contract workers remained consistent between 2011 and 2012.

Restructuring (Income) Expenses, Net

	Years Ended December 31,			Increase (Decrease)
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
			(in millions	of dollars)
Restructuring (income) expenses, net	$(14)	$(61)	$3	$47	77.0%	$(64)	(2,133.3)%

In connection with the 363 Transaction, we assumed certain liabilities related to specific restructuring actions commenced by Old Carco. These liabilities represented costs for workforce reduction actions related to our represented and non-represented hourly and salaried workforce, as well as specific contractual liabilities assumed for other costs, including supplier cancellation claims. In accordance with the accounting guidance for exit or disposal activities, certain costs associated with these previously announced plans, such as relocation, contract termination and plant deactivations, are recognized as restructuring expense when the costs are incurred. We continue to monitor these previously established reserves for adequacy, taking into consideration the status of the restructuring actions and the estimated costs to complete the actions, and any necessary adjustments are recorded in the period the adjustment is determinable.

2013. Restructuring income, net for the year ended December 31, 2013 was $14 million and includes refinements to existing reserve estimates primarily related to decreases in the expected workforce reduction costs and legal claim reserves.

2012. Restructuring income, net for the year ended December 31, 2012 was $61 million and includes refinements to existing reserve estimates of $62 million primarily related to decreases in the expected workforce reduction costs and legal claim reserves, as well as other transition costs related to the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization. These refinements were partially offset by $1 million of charges primarily related to costs associated with employee relocations for previously announced restructuring initiatives.

2011. Restructuring expenses, net for the year ended December 31, 2011 was $3 million and included charges of $51 million primarily related to costs associated with employee relocations and plant deactivations for previously announced restructuring initiatives, as well as other transition costs resulting from the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization. These charges were substantially offset by refinements to existing reserve estimates of $48 million primarily related to decreases in the expected workforce reduction costs, as well as legal and supplier cancellation claim reserves.

Interest expense

	Years Ended December 31,			Increase (Decrease)
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
			(in millions	of dollars)
Interest expense	$1,035	$1,094	$1,238	$(59)	(5.4)%	$(144)	(11.6)%

Interest expense included the following (in millions of dollars):

	Years Ended December 31,			Increase (Decrease)
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
Financial interest expense:
VEBA Trust Note	$433	$440	$432	$(7)	(1.6)%	$8	1.9%
2019 and 2021 Notes	260	260	157	—	—%	103	65.6%
Tranche B Term Loan	151	181	111	(30)	(16.6)%	70	63.1%
Canadian Health Care Trust Notes	89	99	92	(10)	(10.1)%	7	7.6%
Mexican development banks credit facilities	54	58	41	(4)	(6.9)%	17	41.5%
U.S. Treasury first lien credit facilities	—	—	202	—	—%	(202)	(100.0)%
EDC credit facilities	—	—	44	—	—%	(44)	(100.0)%
Financial resources provided by Fiat	8	—	—	8	100.0%	—	—%
Other	49	53	62	(4)	(7.5)%	(9)	(14.5)%
Interest accretion, primarily related to debt discounts, debt issuance costs and fair market value adjustments	117	119	170	(2)	(1.7)%	(51)	(30.0)%
Payable-in-kind interest	—	—	27	—	—%	(27)	(100.0)%
Capitalized interest related to capital expenditures	(126)	(116)	(100)	(10)	(8.6)%	(16)	(16.0)%

Total	$1,035	$1,094	$1,238	$(59)	(5.4)%	$(144)	(11.6)%

2013 Compared to 2012. The decrease in interest expense for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily due to lower effective interest rates resulting from the June 21, 2013 amendment and restatement of our Original Senior Credit Agreement, which reduced the applicable interest rate spreads on the Senior Credit Facilities by 1.50 percent per annum and reduced the rate floors applicable to the Tranche B Term Loan by 0.25 percent per annum. Refer to —Liquidity and Capital Resources —Senior Credit Facilities and Secured Senior Notes and —Senior Credit Facilities, for additional information related to these transactions.

2012 Compared to 2011. The decrease in interest expense for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily due to the interest savings and reduced interest accretion achieved as a result of our debt refinancing transaction in May 2011. In that transaction, we repaid our outstanding obligations under the U.S. Treasury and EDC credit facilities and entered into the Tranche B Term Loan and issued the 2019 Notes and 2021 Notes. Refer to —Liquidity and Capital Resources —Repayment of U.S. Treasury and EDC Credit Facilities below, for additional information regarding our May 2011 refinancing transaction. The interest savings and reduced interest accretion are primarily due to the Tranche B Term Loan and 2019 Notes and 2021 Notes having lower effective interest rates and debt discounts than the U.S. Treasury and EDC credit facilities. Refer to —Loss on Extinguishment of Debt below, for additional information regarding the write off of the U.S. Treasury and EDC credit facilities unamortized discounts and debt issuance costs.

Loss on Extinguishment of Debt

	Years Ended December 31,			Increase (Decrease)
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
			(in millions	of dollars)
Loss on extinguishment of debt	$24	$—	$551	$24	100.0%	$(551)	(100.0)%

2013 Compared to 2012. In connection with the June 21, 2013 amendment and restatement of our Original Senior Credit Agreement and December 23, 2013 re-pricing of the Tranche B Term Loan, we recognized a $24 million loss on extinguishment of debt. The loss consisted of the write off of $13 million of unamortized debt discounts and $3 million of unamortized debt issuance costs associated with the Senior Credit Facilities, as well as $8 million of call premium and other fees associated with the amendments. Refer to —Liquidity and Capital Resources —Senior Credit Facilities and Secured Senior Notes and —Senior Credit Facilities, below, for additional information related to our amendments to the Senior Credit Facilities.

2012 Compared to 2011. In connection with the May 24, 2011 repayment of our outstanding obligations under the U.S. Treasury and EDC credit facilities, we recognized a $551 million loss on extinguishment of debt. The loss consisted of the write off of $136 million of unamortized discounts and $34 million of unamortized debt issuance costs associated with the U.S. Treasury credit facilities and $367 million of unamortized discounts and $14 million of unamortized debt issuance costs associated with the EDC credit facilities. Refer to —Liquidity and Capital Resources —Repayment of U.S. Treasury and EDC Credit Facilities below, for additional information regarding our May 2011 refinancing transaction.

Income Tax (Benefit) Expense

	Years Ended December 31,			Increase (Decrease)
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
			(in millions	of dollars)
Income tax (benefit) expense	$(553)	$274	$198	$(827)	(301.8)%	$76	38.4%

Our effective income tax rate differs from the expected federal statutory rate of 35 percent primarily because we are a limited liability company, or LLC, taxed as a partnership and substantially all of our 100 percent owned U.S. subsidiaries are LLCs that are disregarded entities for U.S. federal tax purposes and differences between foreign statutory tax rates and the U.S. federal statutory tax rate. The primary difference in 2013 is due to the release of a $962 million valuation allowance on net deferred tax assets resulting in a tax benefit for the 2013 year.

2013. Our effective income tax rate for the year ended December 31, 2013 was (25) percent. While we had pretax income, we recognized a non-cash tax benefit of $962 million related to the release of valuation allowances on certain of our deferred tax assets. Refer to Critical Accounting Estimates —Valuation of Deferred Tax Assets for additional information.

2012. Our effective income tax rate for the year ended December 31, 2012 was 14 percent, primarily due to income generated by us and certain of our 100 percent owned U.S. subsidiaries that are not subject to income tax at the Chrysler Group level. Income tax expense for the year ended December 31, 2012 was primarily driven by foreign statutory tax provisions as a result of our subsidiaries in foreign jurisdictions having taxable earnings.

2011. Our effective income tax rate for the year ended December 31, 2011 was 52 percent, primarily due to losses generated by us and certain of our 100 percent owned U.S. subsidiaries. Income tax expense for the year ended December 31, 2011 was primarily driven by foreign statutory tax provisions as a result of our subsidiaries in foreign jurisdictions having taxable earnings and adjustments made to prior year returns. Income tax expense also includes provisions for U.S. state and local taxes.

Non-Cash (Gains) Charges

The following summarizes our significant non-cash (gains) charges (in millions of dollars):

	Years Ended December 31,
	2013	2012	2011
Loss on extinguishment of debt	$24	$—	$551
Valuation allowances against deferred tax assets	(962)	(77)	6

Total Significant Non-Cash (Gains) Charges	$(938)	$(77)	$557

Liquidity and Capital Resources

Liquidity Overview

We require significant liquidity in order to meet our obligations and fund our business plan. Short-term liquidity is required to purchase raw materials, parts and components required for vehicle production, and to fund selling, administrative, research and development, and other expenses. In addition to our general working capital needs, we expect to use significant amounts of cash for the following purposes: (i) capital expenditures to support our existing and future products; (ii) principal and interest payments under our financial obligations and (iii) pension and OPEB payments. Our capital expenditures are estimated to be approximately $4 billion in 2014, which we plan to fund with cash generated primarily from our operating activities.

Liquidity needs are met primarily through cash generated from operations, including the sale of vehicles and service parts to dealers, distributors and other consumers worldwide. We also have access to the Revolving Facility, which is undrawn, as detailed under the caption —Total Available Liquidity, below. In addition, long-term liquidity needs may involve some level of debt refinancing as outstanding debt becomes due or we are required to make amortization or other principal payments. Although we believe that our current level of total available liquidity is sufficient to meet our short-term and long-term liquidity requirements, we regularly evaluate opportunities to improve our liquidity position and increase our net industrial cash over time in order to enhance our financial flexibility and to achieve and maintain a liquidity and capital position consistent with that of our principal competitors.

Any actual or perceived limitations of our liquidity, or the liquidity of Fiat, may limit the ability or willingness of counterparties, including dealers, consumers, suppliers, lenders and financial service providers, to do business with us, or require us to restrict additional amounts of cash to provide collateral security for our obligations. Our liquidity levels are subject to a number of risks and uncertainties, including those described in Item 1A. Risk Factors.

Total Available Liquidity

At December 31, 2013, our total available liquidity was $14.6 billion, including $1.3 billion available to be borrowed under our Revolving Facility. We may access these funds subject to the conditions of our Senior Credit Agreement. Refer to —Senior Credit Facilities and Secured Senior Notes and —Senior Credit Facilities, below, for additional information regarding our Senior Credit Agreement. The proceeds from the Revolving Facility may be used for general corporate and/or working capital purposes. The terms of our Senior Credit Facilities require us to maintain a minimum liquidity of $3.0 billion inclusive of any amounts undrawn on our Revolving Facility. Total available liquidity includes cash and cash equivalents, which are subject to intra-month, foreign exchange and seasonal fluctuations. Restricted cash is not included in our presentation of total available liquidity.

The following summarizes our total available liquidity (in millions of dollars):

	Years ended December 31,
	2013	2012
Cash and cash equivalents (1)	$13,344	$11,614
Revolving Facility availability (2)	1,300	1,300

Total Available Liquidity	$14,644	$12,914

(1)	The foreign subsidiaries for which we have elected to permanently reinvest earnings outside of the U.S. held $1.0 billion and $1.1 billion of cash and cash equivalents as of December 31, 2013 and 2012, respectively. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these subsidiaries, as the earnings are permanently reinvested. However, if we determine, in the future, that it is necessary to repatriate these funds or we sell or liquidate any of these subsidiaries, we may be required either to pay taxes, or make distributions to our members to pay taxes associated with the repatriation or the sale or liquidation of these subsidiaries. We may also be required to accrue and pay withholding taxes, depending on the foreign jurisdiction from which the funds are repatriated.
(2)	As of December 31, 2013, we had the option to increase the amount of these facilities in an aggregate principal amount not to exceed $1.2 billion, either through an additional term loan, an increase in the Revolving Facility or a combination of both. Refer to —New Debt Issuances and Repayment of the VEBA Trust Note, below, for information regarding our February 7, 2014 refinancing transactions.

The increase in total available liquidity from December 31, 2012 to December 31, 2013, reflects a $1,730 million increase in cash and cash equivalents. Refer to —Cash Flows, below, for additional information regarding our changes in cash and cash equivalents.

Restricted Cash

Restricted cash, which includes cash equivalents, was $333 million at December 31, 2013. Restricted cash included $247 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler AG, or Daimler, and $86 million of collateral for other contractual agreements.

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

Cash Flows

Year Ended December 31, 2013 compared to Years Ended December 31, 2012 and 2011

Operating Activities —Year Ended December 31, 2013

For the year ended December 31, 2013, our net cash provided by operating activities was $5,536 million and was primarily the result of:

(i)	net income of $2,757 million, adjusted to add back $3,042 million for depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts), $281 million of non-cash pension and OPEB expense and the $24 million loss on extinguishment of debt associated with the amendments and re-pricing of the Senior Credit Facilities, partially offset by $8 million of the call premium and other fees paid in connection with the transaction;

(ii)	a $78 million foreign currency translation loss recognized as a result of the February 2013 currency devaluation in Venezuela, partially offset by $22 million of foreign currency transaction gains due to certain monetary liabilities, which had been submitted to CADIVI for payment approval through the ordinary course of business prior to the devaluation date, being approved to be paid at an exchange rate of 4.30 VEF per USD subsequent to the devaluation. Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk, for additional information regarding Venezuela currency regulations and devaluation;

(iii)	a $997 million increase in trade liabilities, primarily due to increased production in response to increased consumer demand of our vehicles, which was consistent with the increase in our worldwide factory shipments;

(iv)	a $605 million increase in accrued sales incentives, primarily due to an increase in our dealer stock levels at December 31, 2013 versus December 31, 2012 to support increased sales volumes;

(v)	a $286 million increase in accrued product warranty costs, primarily related to the $151 million provision recognized during the second quarter of 2013 in connection with our voluntary safety recall for the 1993-1998 Jeep Grand Cherokee and 2002-2007 Jeep Liberty, as well as our customer satisfaction action for the 1999-2004 Jeep Grand Cherokee; and

(vi)	a $156 million increase in payables due to Fiat as a result of increased purchases of vehicles, components, parts, tooling and equipment during 2013 as compared to 2012 as we continue to implement our distribution strategy with Fiat.

These increases in our net cash provided by operating activities were partially offset by:

(i)	a $962 million non-cash release of the valuation allowance on deferred tax assets;

(ii)	an $893 million increase in inventory, primarily due to increased finished vehicle and work in process levels at December 31, 2013 versus December 31, 2012. These increases were partially driven by higher production levels in late 2013 to meet anticipated consumer demand. Our international finished vehicle inventory levels have also increased since December 2012 in order to support consumer demand;

(iii)	$756 million of pension and OPEB contributions;

(iv)	a $228 million increase in receivables due from Fiat as a result of an increase in vehicle shipments, parts sales and services provided to Fiat during 2013 as compared to 2012;

(v)	the payment of $159 million of capitalized interest on the VEBA Trust Note; and

(vi)	the payment of $47 million and $22 million of capitalized interest on the Canadian Health Care Trust, or HCT, Tranche A and B notes, respectively. Refer to —Canadian Health Care Trust Notes, below, for additional information related to these repayments.

Operating Activities —Year Ended December 31, 2012

For the year ended December 31, 2012, our net cash provided by operating activities was $5,821 million and was primarily the result of:

(i)	net income of $1,668 million, adjusted to add back $2,787 million for depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts);

(ii)	a $1,325 million increase in trade liabilities, primarily due to increased production in response to increased consumer demand of our vehicles, which was consistent with the increase in our worldwide factory shipments;

(iii)	a $600 million increase in accrued sales incentives, primarily due to an increase in our U.S. dealer inventory levels at December 31, 2012 versus December 31, 2011 to support increased sales volumes across all nameplates and deliveries of our newly launched Dodge Dart and the 2013 Ram 1500 at the end of 2012;

(iv)	a $478 million decrease in receivables due from Fiat as a result of greater sales to Fiat during the fourth quarter of 2011 versus the fourth quarter of 2012, primarily due to reduced consumer demand as a result of the continuing economic weakness in several European countries; and

(v)	a $184 million increase in payables due to Fiat as a result of increased purchases of vehicles, parts and services during late 2012 as compared to late 2011, as a result of us becoming the primary distributor for Fiat vehicles in certain countries.

These increases in our net cash provided by operating activities were partially offset by:

(i)	a $630 million increase in inventory, primarily due to increased finished vehicle levels at December 31, 2012 versus December 31, 2011. These increases were primarily driven by an increase in our international vehicle inventory levels in order to support consumer demand for both our and Fiat’s vehicles. In 2012, we began distributing Fiat vehicles through more of our international distribution centers;

(ii)	a $513 million combined decrease in the residual value guarantees accruals and deferred revenue related to our GDP vehicles, primarily driven by the decrease in the number of U.S. GDP vehicles in-service at December 31, 2012 versus December 31, 2011, as rental car companies moved towards purchasing non-GDP vehicles due to the improved residual values of our vehicles. This decrease is mostly offset by a decrease in the related vehicles classified as equipment on operating leases;

(iii)	$443 million of pension and OPEB contributions; and

(iv)	a $334 million increase in accounts receivable primarily due to an increase in receivables from third party international dealers and distributors due to increased sales at the end of 2012 as compared to 2011 due to consumer demand. Our payment terms on vehicle sales outside of North America are longer than vehicle sales in North America, which are typically collected within a few days of shipment from our assembly plants.

Operating Activities —Year Ended December 31, 2011

For the year ended December 31, 2011, our net cash provided by operating activities was $4,603 million and was primarily the result of:

(i)	net income of $183 million, adjusted to add back the $551 million loss on extinguishment of debt associated with the repayment of our U.S. Treasury and EDC credit facilities and $3,062 million of depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts);

(ii)	a $1,711 million increase in trade liabilities, primarily due to increased production in response to increased consumer demand for our vehicles following the introduction of our 16 all-new or significantly refreshed vehicles, which was consistent with the increase in our worldwide factory shipments;

(iii)	$374 million in collections from Daimler related to the Daimler tax receivable. Refer to —Daimler Tax Receivable, below, for additional information related to these collections;

(iv)	a $274 million increase in payables due to Fiat as a result of increased purchases of parts and services during late 2011 as compared to late 2010; and

(v)	a $301 million increase in accrued sales incentives, primarily to an increase in our U.S. dealer inventory levels as December 31, 2011 versus December 31, 2010, mostly due to an increase in our shipments during late 2011 versus the end of 2010 in order to meet consumer demand for our 16 all-new or significantly refreshed vehicles.

These increases in our net cash provided by operating activities were partially offset by:

(i)	a $751 million increase in receivables due from Fiat as a result of increased sales of vehicles, service parts and services to Fiat during 2011 as compared to the end of 2010, primarily due to the integration of our European distribution and dealer network organization into Fiat’s distribution organization;

(ii)	a $721 million increase in inventory, primarily due to increased finished vehicle and work in process levels at December 31, 2011 versus December 31, 2010. These increases were primarily driven by the overall increase in production levels and international vehicle shipments due to greater consumer demand for our vehicles and the vehicles we manufacture for Fiat;

(iii)	$579 million of pension and OPEB contributions, partially offset by the collection of a $200 million pension receivable from Daimler; and

(iv)	the repayment of $395 million of capitalized payable-in-kind, or PIK, interest on our U.S. Treasury credit facilities.

Investing Activities —Year Ended December 31, 2013

For the year ended December 31, 2013, our net cash used in investing activities was $3,413 million and was primarily the result of:

(i)	$3,434 million of capital expenditures to support our investments in existing and future products.

These cash outflows were partially offset by:

(i)	a $38 million decrease in restricted cash, which was primarily the result of no collateral required to be posted for our foreign currency and commodity derivative contracts as of December 31, 2013, as the contracts were either in a net positive fair value position at December 31, 2013, or within the posting thresholds within our master agreements with counterparties.

Investing Activities —Year Ended December 31, 2012

For the year ended December 31, 2012, our net cash used in investing activities was $3,557 million and was primarily the result of:

(i)	$3,633 million of capital expenditures to support our investments in existing and future products.

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

Financing Activities —Year Ended December 31, 2013

For the year ended December 31, 2013, our net cash used in financing activities was $302 million and was primarily the result of:

(i)	$248 million of debt repayments including $55 million related to the Auburn Hills Headquarters loan, $45 million related to the HCT Tranche A note, $31 million related to the Mexican development banks credit facility, $30 million related to the Tranche B Term Loan, and $87 million related to other financial obligations and capital leases; and

(ii)	$30 million of debt issuance costs related to the June 2013 amendment and re-pricing of the Senior Credit Facilities and the December 2013 re-pricing of the Tranche B Term Loan. In connection with these transactions, we repaid $790 million of the outstanding principal balance of the Tranche B Term Loan to lenders who either partially or fully reduced their holdings. The outstanding principal balance on the Tranche B Term Loan did not change, as new and continuing lenders acquired the $790 million. Refer to —Senior Credit Facilities and Secured Senior Notes and —Senior Credit Facilities, below, for additional information regarding this transaction.

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

(ii)	$135 million of debt repayments, including $26 million related to the Canadian Health Care Trust Note – Tranche D, $15 million related to the Tranche B Term Loan, $13 million related to the Auburn Hills Headquarters loan and $81 million related to capital leases and other financial obligations.

These cash outflows were partially offset by:

(i)	$217 million of loan proceeds received in December 2011 as a result of a financing arrangement with certain Mexican development banks; and

(ii)	net proceeds received from our refinancing transaction in May 2011, which consisted of:

(a)	$3,160 million of net proceeds from the Secured Senior Notes excluding the Offered Notes;

(b)	$2,933 million of net proceeds from the Tranche B Term Loan;

(c)	$1,268 million of proceeds received from Fiat’s exercise of its incremental equity call option;

(d)	$5,460 million of principal repayments (excluding capitalized PIK) of our U.S. Treasury credit facilities;

(e)	$1,723 million of principal repayments of our EDC credit facilities; and

(f)	$72 million of related debt issuance costs.

Net Industrial Cash (Debt)

Our calculation of Net Industrial Cash (Debt), as well as a detailed discussion of these measures, is included above in —Non-GAAP Financial Measures —Net Industrial Cash (Debt).

Our Net Industrial Cash (Debt) increased by $2,032 million from a $(989) million Net Industrial Debt position at December 31, 2012 to a Net Industrial Cash position of $1,043 million at December 31, 2013, primarily due to a $1,730 million increase in cash and cash equivalents. Refer to —Cash Flows, above, for additional information regarding the increase in our cash and cash equivalents for the year ended December 31, 2013. During 2013, our financial liabilities decreased by $302 million, primarily due to debt and other financial obligations repayments, including $159 million of capitalized interest payments related to our VEBA Trust Note and $114 million of principal and capitalized interest payments related to our Canadian HCT Notes, partially offset by the capitalization of accrued interest as additional debt during 2013. Refer to —VEBA Trust Note and —Canadian Health Care Trust Notes, below, for additional information related to these payments.

Free Cash Flow

Our calculation of Free Cash Flow, as well as a detailed discussion of this measure, is included above in —Non-GAAP Financial Measures —Free Cash Flow.

Free Cash Flow for the years ended December 31, 2013, 2012 and 2011 totaled $2,123 million, $2,221 million and $1,947 million, respectively.

The decrease in Free Cash Flow from 2012 to 2013 was primarily due to:

(i)	a $285 million decrease in our cash generated from operations. Refer to —Cash Flows above, for additional information regarding the change in cash generated from operations;

(ii)	a $81 million decrease in proceeds from disposals of equipment and other assets on operating leases, primarily related to the wind down of our Gold Key Lease portfolio; and

(iii)	a $52 million reduction in our change in restricted cash. The $38 million reduction in restricted cash during 2013 as well as the $90 million reduction in restricted cash during 2012 were primarily driven by reduced collateral requirements for foreign currency exchange and commodity hedge contracts as a result of positive mark-to-market adjustments as well as other contractual agreements.

These unfavorable cash flows were partially offset by:

(i)	a $199 million decrease in our capital expenditures, primarily due to the timing of payments in 2013 and increased spending in 2012 associated with investments to enhance our current and future product portfolio; and

(ii)	a $95 million decrease in purchases of equipment and other assets on operating leases.

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

New Debt Issuances and Repayment of the VEBA Trust Note

On February 7, 2014, we and certain of our U.S. subsidiaries as guarantors entered into the following transactions to facilitate the repayment of the VEBA Trust Note:

•	New Senior Credit Facilities —a $250 million additional term loan under the existing tranche B term loan facility and a new $1,750 million term loan credit facility that matures on December 31, 2018;

•	Secured Senior Notes due 2019 —issuance of an additional $1,375 million aggregate principal amount of 8 percent secured senior notes due June 15, 2019, at an issue price of 108.25 percent of the aggregate principal amount; and

•	Secured Senior Notes due 2021 —issuance of an additional $1,380 million aggregate principal amount of 8 1⁄4 percent secured senior notes due June 15, 2021 at an issue price of 110.50 percent of the aggregate principal amount.

The proceeds of these transactions were used to repay all amounts outstanding, including accrued and unpaid interest, of approximately $5.0 billion under the VEBA Trust Note. In connection with the repayment of the VEBA Trust Note, we expect to record a non-cash charge of approximately $500 million in the first quarter of 2014, consisting primarily of the remaining unamortized debt discount.

The outstanding principal amount of the Term Loan Credit Facility is payable in equal quarterly installments of approximately $4.4 million, commencing June 30, 2014, with the remaining balance due at maturity. All loans outstanding under the Term Loan Credit Facility bear interest, at our option, either at a base rate plus 1.50 percent per annum or at LIBOR plus 2.50 percent per annum, subject to a base rate floor of 1.75 percent per annum and a LIBOR floor of 0.75 percent per annum, respectively. We currently accrue interest based on LIBOR and the stated rate as of February 7, 2014 was 3.25 percent.

If we voluntarily refinance or re-price all or any portion of the Term Loan Credit Facility on or before August 7, 2014, under certain circumstances, we will be obligated to pay a call premium equal to 1.00 percent of the principal amount refinanced or re-priced. After that date, we may refinance or re-price under the Term Loan Credit Facility without premium or penalty.

Subsequent to the issuances of and subject to the limitations in the Senior Credit Facilities and Term Loan Credit Facility, together referred to as the New Senior Credit Facilities and the Secured Senior Notes Indenture, we have the option to increase the amount of the Revolving Facility, as defined below, in an aggregate principal amount not to exceed $700 million, subject to certain conditions.

The remaining terms of the Term Loan Credit Facility and Offered Notes are generally consistent with the terms of the existing Senior Credit Facilities and the Secured Senior Notes, respectively, as of December 31, 2013. Refer to –Senior Credit Facilities and –Secured Senior Notes, below for additional information on the terms of those agreements.

As of December 31, 2013, the significant terms of our principal debt instruments were as follows:

Senior Credit Facilities and Secured Senior Notes

On May 24, 2011, we and certain of our U.S. subsidiaries as guarantors entered into the following arrangements:

•	Senior Credit Facilities — a $3.0 billion tranche B term loan maturing on May 24, 2017, which was fully drawn on May 24, 2011 and a $1.3 billion revolving credit facility that matures on May 24, 2016, and remains undrawn, which were subsequently amended and re-priced on June 21, 2013 to lower applicable interest rates, among other things, and the Tranche B Term Loan was subsequently re-priced on December 23, 2013 to further lower applicable interest rates;

•	Secured Senior Notes due 2019 — issuance of $1.5 billion of 8 percent secured senior notes due June 15, 2019, or Original 2019 Notes; and

•	Secured Senior Notes due 2021 — issuance of $1.7 billion of 8 1⁄4 percent secured senior notes due June 15, 2021, or Original 2021 Notes.

Senior Credit Facilities

The Senior Credit Facilities are with a syndicate of private sector lenders that provide for borrowings of up to $4.3 billion and include a revolving credit facility which may be borrowed and repaid from time to time until the maturity date. We amended and restated our credit agreement dated as of May 24, 2011, or the Original Senior Credit Agreement, among us and the lenders party thereto. The amendments to the Original Senior Credit Agreement were given effect in the amended and restated credit agreement, dated as of June 21, 2013, or the Senior Credit Agreement. Additionally, on December 23, 2013 we re-priced the Tranche B Term Loan governed by the Senior Credit Agreement.

The Original Senior Credit Agreement provided for a $3.0 billion tranche B term loan that was to mature on May 24, 2017, which was fully drawn on May 24, 2011 and a $1.3 billion revolving credit facility that was to mature on May 24, 2016, which was undrawn. The maturity dates did not change under the Senior Credit Agreement. The Revolving Facility remains undrawn as of December 31, 2013.

The amendment in June 2013 reduced the applicable interest rate spreads on the Senior Credit Facilities by 1.50 percent per annum and reduced the rate floors applicable to the Tranche B Term Loan by 0.25 percent per annum. As a result, all amounts outstanding under the Revolving Facility will bear interest, at our option, either at a base rate plus 2.25 percent per annum or at LIBOR plus 3.25 percent per annum. The subsequent re-pricing in December 2013 further reduced the applicable interest rate spreads and interest rate floors applicable to the Tranche B Term Loan by an additional 0.50 percent and 0.25 percent, respectively, per annum. All amounts outstanding under the Tranche B Term Loan will bear interest, at our option, either at a base rate plus 1.75 percent per annum or at LIBOR plus 2.75 percent per annum, subject to a base rate floor of 1.75 percent per annum or a LIBOR floor of 0.75 percent per annum, respectively. We currently accrue interest based on LIBOR.

In addition, the amendment in June 2013 reduced the commitment fee payable on the Revolving Facility to 0.50 percent per annum, which may be reduced to 0.375 percent per annum if we achieve a specified consolidated leverage ratio, of the daily average undrawn portion of the Revolving Facility. The commitment fee remains payable quarterly in arrears.

The outstanding principal amount of the Tranche B Term Loan is payable in equal quarterly installments of $7.5 million, with the remaining balance due at maturity. No scheduled principal payments are required on amounts drawn on the Revolving Facility until the maturity date of the facility.

If we voluntarily refinance or re-price all or any portion of the Tranche B Term Loan before the six-month anniversary of the effective date of the re-pricing in December 2013, under certain circumstances, we will be obligated to pay a call premium equal to 1.00 percent of the principal amount refinanced or re-priced.

Certain negative covenants in the Original Senior Credit Agreement were also amended, including limitations on incurrence of indebtedness and certain limitations on restricted payments, which include dividends. Under the Senior Credit Agreement, among other exceptions, the restricted payment capacity was increased to an amount not to exceed 50 percent of our cumulative consolidated net income, as defined in the Senior Credit Agreement, since January 1, 2012.

In connection with the June 21, 2013 amendment and December 23, 2013 re-pricing, lenders party to the Tranche B Term Loan that held $790 million of the outstanding principal balance either partially or fully reduced their holdings. These reductions were accounted for as a debt extinguishments. The remaining holdings were analyzed on a lender-by-lender basis and accounted for as debt modifications. The outstanding principal balance on the Tranche B Term Loan did not change, as new and continuing lenders acquired the $790 million.

We paid $38 million related to the call premium and other fees to re-price and amend the Original Senior Credit Agreement and re-price the Tranche B Term Loan, of which $30 million was deferred and will be amortized over the remaining terms of the Senior Credit Facilities. We recognized a $24 million loss on extinguishment of debt, which included the write off of $13 million of unamortized debt discounts and $3 million of unamortized debt issuance costs associated with the Senior Credit Facilities, as well as $8 million of the call premium and fees noted above.

Up to $200 million of the Revolving Facility may be used for the issuance of letters of credit. Prior to the final maturity date of each of the facilities, we have the option to extend the maturity date of all or a portion of these facilities with the consent of the lenders whose loans or commitments are being extended. Prior to the February 7, 2014 refinancing transaction discussed above, we had the option to increase the amount of these facilities in an aggregate principal amount not to exceed $1.2 billion, either through an additional term loan, an increase in the Revolving Facility or a combination of both, subject to certain conditions.

Mandatory prepayments are required, subject to certain exceptions, from the net cash proceeds of asset sales, incurrence of additional indebtedness, insurance or condemnation proceeds and excess cash flow. In the case of excess cash flow, the mandatory prepayments are subject to a leverage-based step-down and only to the extent our liquidity exceeds a certain threshold.

The Senior Credit Facilities are secured by a senior priority security interest in substantially all of Chrysler Group LLC’s assets and the assets of its U.S. subsidiary guarantors, subject to certain exceptions. The collateral includes 100 percent of the equity interests in Chrysler Group LLC’s domestic subsidiaries and 65 percent of the equity interests in certain foreign subsidiaries held directly by Chrysler Group LLC and its U.S. subsidiary guarantors.

The Senior Credit Agreement includes a number of affirmative covenants, many of which are customary, including, but not limited to, the reporting of financial results and other developments, compliance with laws, payment of taxes, maintenance of insurance and similar requirements. The Senior Credit Agreement also contains several negative covenants, including but not limited to, (i) limitations on incurrence, repayment and prepayment of indebtedness; (ii) limitations on incurrence of liens; (iii) limitations on making restricted payments, including a limit on declaring dividends or making distributions to our members or stockholders, as the case may be; (iv) limitations on transactions with affiliates, swap agreements and sale and leaseback transactions; (v) limitations on fundamental changes, including certain asset sales and (vi) restrictions on certain subsidiary distributions. In addition, the Senior Credit Agreement requires us to maintain a minimum ratio of borrowing base to covered debt, as well as a minimum liquidity of $3.0 billion, which includes any undrawn amounts on the Revolving Facility.

The Senior Credit Agreement contains a number of events of default related to, (i) failure to make payments when due; (ii) failure to comply with covenants; (iii) breaches of representations and warranties; (iv) certain changes of control; (v) cross-default with certain other debt and hedging agreements and (vi) the failure to pay or post bond for certain material judgments. As of December 31, 2013 we were in compliance with all covenants under the Senior Credit Agreement.

Refer to —New Debt Issuances and Repayment of the VEBA Trust Note, above, for information regarding the additional term loan borrowing under the Senior Credit Agreement and Term Loan Credit Facility.

Secured Senior Notes

We entered into an indenture with CG Co-Issuer Inc., our 100 percent owned special purpose finance subsidiary, certain of our 100 percent owned U.S. subsidiaries, and Wilmington Trust FSB, as trustee and Citibank, N.A. as collateral agent, paying agent, registrar and authenticating agent, pursuant to which we issued the Original 2019 Notes and Original 2021 Notes, collectively referred to as the Original Notes. The Original Notes were issued at par and were sold in a private placement to (i) qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended, or the Securities Act, and (ii) outside the United States to persons who are not U.S. persons (as defined in Rule 902 of Regulation S under the Securities Act) in compliance with Regulation S under the Securities Act.

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

We may redeem, at any time, all or any portion of the 2019 Notes on not less than 30 and not more than 60 days’ prior notice mailed to the holders of the 2019 Notes to be redeemed. Prior to June 15, 2015, the 2019 Notes will be redeemable at a price equal to the principal amount of the 2019 Notes being redeemed, plus accrued and unpaid interest to the date of redemption and a “make-whole” premium calculated under the indenture. At any time prior to June 15, 2014, we may also redeem up to 35 percent of the aggregate principal amount of the 2019 Notes, at a redemption price equal to 108 percent of the principal amount of the 2019 Notes being redeemed, plus accrued and unpaid interest to the date of redemption with the net cash proceeds from certain equity offerings. On and after June 15, 2015, the 2019 Notes are redeemable at redemption prices specified in the 2019 Notes, plus accrued and unpaid interest to the date of redemption. The redemption price is initially 104 percent of the principal amount of the 2019 Notes being redeemed for the twelve months beginning June 15, 2015, decreasing to 102 percent for the year beginning June 15, 2016 and to par on and after June 15, 2017.

We may redeem, at any time, all or any portion of the 2021 Notes on not less than 30 and not more than 60 days’ prior notice mailed to the holders of the 2021 Notes to be redeemed. Prior to June 15, 2016, the 2021 Notes will be redeemable at a price equal to the principal amount of the 2021 Notes being redeemed, plus accrued and unpaid interest to the date of redemption and a “make-whole” premium calculated under the indenture. At any time prior to June 15, 2014, we may also redeem up to 35 percent of the aggregate principal amount of the 2021 Notes, at a redemption price equal to 108.25 percent of the principal amount of the 2021 Notes being redeemed, plus accrued and unpaid interest to the date of redemption with the net cash proceeds from certain equity offerings. On and after June 15, 2016, the 2021 Notes are redeemable at redemption prices specified in the 2021 Notes, plus accrued and unpaid interest to the date of redemption. The redemption price is initially 104.125 percent of the principal amount of the 2021 Notes being redeemed for the twelve months beginning June 15, 2016, decreasing to 102.75 percent for the year beginning June 15, 2017, to 101.375 percent for the year beginning June 15, 2018 and to par on and after June 15, 2019.

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

The indenture provides for customary events of default, including but not limited to, (i) nonpayment; (ii) breach of covenants in the indenture; (iii) payment defaults or acceleration of other indebtedness; (iv) a failure to pay certain judgments and (v) certain events of bankruptcy, insolvency and reorganization. If certain events of default occur and are continuing, the trustee or the holders of at least 25 percent in aggregate of the principal amount of the Notes outstanding under one of the series may declare all of the Notes of that series to be due and payable immediately, together with accrued interest, if any. As of December 31, 2013, we were in compliance with all covenants under the indenture.

Refer to —New Debt Issuances and Repayment of the VEBA Trust Note, above, for information regarding our issuance of the Offered Notes.

VEBA Trust Note

On June 10, 2009, and in accordance with the terms of a settlement agreement between us and the UAW, or the VEBA Settlement Agreement, we issued a senior unsecured note with a face value of $4,587 million to the VEBA Trust.

The VEBA Trust Note has an implied interest rate of 9.0 percent per annum and requires annual payments of principal and interest on July 15. Scheduled VEBA Trust Note payments through 2012 did not fully satisfy the interest accrued at the implied rate. In accordance with the agreement, the difference between a scheduled payment and the accrued interest through June 30 of the payment year was capitalized as additional debt on an annual basis. In July 2013, we made a scheduled payment of $600 million, which was composed of $441 million of interest accrued through the payment date and $159 million of interest that was previously capitalized as additional debt. In July 2012 and 2011, we made scheduled payments of $400 million and $300 million, respectively, on the VEBA Trust Note and $38 million and $126 million, respectively, of accrued interest was capitalized as additional debt.

The payment of capitalized interest is included as a component of Net Cash Provided by Operating Activities in the accompanying audited Consolidated Statements of Cash Flows.

The VEBA Trust Note was issued under the terms of an indenture that contains certain negative covenants, including, but not limited to, limitations on incurrence of indebtedness by Chrysler Group LLC that is senior, in any respect, in right of payment to the VEBA Trust Note and limits on the ability of our subsidiaries to incur indebtedness. The terms of a related registration rights agreement provide for certain registration rights that entitle the holder of the VEBA Trust Note to require us to file a registration statement under the Securities Act, for a public offering of the VEBA Trust Note beginning six months following Fiat’s acquisition of a majority ownership interest in us, which occurred in July 2011, and such rights became effective in January 2012.

Refer to Note 12, Financial Liabilities, and Note 18, Employee Retirement and Other Benefits, of the accompanying audited consolidated financial statements for additional information regarding the VEBA Trust Note and VEBA Settlement Agreement.

Refer to —New Debt Issuances and Repayment of the VEBA Trust Note, above, for information regarding the repayment of the VEBA Trust Note.

Canadian Health Care Trust Notes

On December 31, 2010, Chrysler Canada issued four unsecured promissory notes to the HCT in an initial aggregate face value of $976 million ($974 million Canadian dollar, or CAD), which we collectively refer to as the Canadian HCT Notes. These notes were issued as part of the settlement of its obligations with respect to retiree health care benefits for CAW (now part of Unifor) represented employees, retirees and dependents, which we refer to as the Canadian Health Care Trust Settlement Agreement. In addition, the Canadian HCT Notes had accrued interest from January 1, 2010 through December 31, 2010 of $80 million ($80 million CAD) and a $31 million ($31 million CAD) net premium.

The terms of each of the notes are substantially similar and provide that each note will rank pari passu with all existing and future unsecured and unsubordinated indebtedness for borrowed money of Chrysler Canada, and that Chrysler Canada will not incur indebtedness for borrowed money that is senior in any respect in right of payment to the notes.

Payments on the Canadian HCT Notes are due on June 30 of each year unless that day is not a business day in Canada, in which case payments are due on the next business day, or the Scheduled Payment Date. Interest is accrued at the stated rate of 9.0 percent per annum for the HCT Tranche A and B notes. Accrued interest in excess of payments on the HCT Tranche A and B notes is capitalized as additional debt on the Scheduled Payment Date. We are not required to make a payment on the HCT Tranche C note until 2020. However, interest accrued at the stated rate of 7.5 percent per annum on the HCT Tranche C note will be capitalized as additional debt on the Scheduled Payment Date through 2019. In July 2013, July 2012 and June 2011, $25 million, $74 million and $27 million, respectively, of interest accrued in excess of the scheduled payments was capitalized as additional debt.

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

In 2012 and 2011, we made payments of $44 million and $47 million, respectively, on the Canadian HCT Notes, which included principal and interest accrued through the respective payment dates. The HCT Tranche D note was fully repaid in 2012.

The payments of capitalized interest are included as a component of Net Cash Provided by Operating Activities in the accompanying audited Consolidated Statements of Cash Flows.

Refer to Note 12, Financial Liabilities, of the accompanying audited consolidated financial statements for additional information related to the Canadian HCT Notes and Canadian Health Care Trust Settlement Agreement.

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

The terms of these loans are similar. Chrysler de Mexico placed certain of its assets in special purpose trusts to secure repayment of the loans, including certain receivables and property, plant and equipment. As of December 31, 2013 and 2012, Chrysler de Mexico had $56 million and $66 million, respectively, of cash on deposit with the trusts, which is included in Prepaid Expenses and Other Assets in the accompanying Consolidated Balance Sheets. The loans require compliance with certain covenants, including but not limited to, limitations on liens, incurrence of debt and asset sales. As of December 31, 2013, we were in compliance with all covenants under the facilities.

Gold Key Lease

Chrysler Canada maintains our Gold Key Lease vehicle lease portfolio. The related vehicles are leased to Canadian consumers and were financed by asset-backed securitization facilities, as well as a $4.7 billion ($5.0 billion CAD) secured revolving credit facility. In June 2012, we repaid the remaining outstanding balance of the asset-backed note payable. These obligations were primarily repaid out of collections from the operating leases and proceeds from the sales of the related vehicles. We are currently winding down the Gold Key Lease program, therefore, no additional funding will be required. No vehicles were added to the portfolio during the years ended December 31, 2013 and 2012.

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

On May 24, 2011, we repaid all amounts owed under the U.S. Treasury first lien credit agreement and terminated all lending commitments thereunder. See —Repayment of U.S. Treasury and EDC Credit Facilities, below, for additional information.

Export Development Canada Credit Facilities

Chrysler Canada entered into a loan and security agreement with Export Development Canada, or EDC, on March 30, 2009, which was subsequently amended on April 29, 2009, pursuant to which the EDC provided a $1,238 million ($1,209 million CAD) secured term loan facility known as Tranche X. On June 10, 2009, the EDC loan agreement was amended and restated to increase the secured term loan facility by a CAD equivalent of $909 million USD, up to a maximum of $1,116 million CAD. The increase in the loan facility was known as Tranche X-2. In addition to the Tranche X and Tranche X-2 loans, Chrysler Canada provided the EDC additional notes of $81 million ($80 million CAD). The additional notes were included in the Tranche X facility.

On May 24, 2011, we repaid all amounts owed under the EDC loan and security agreement and terminated all lending commitments thereunder. See —Repayment of U.S. Treasury and EDC Credit Facilities, below, for additional information.

Repayment of U.S. Treasury and EDC Credit Facilities

On May 24, 2011, we repaid all amounts outstanding under the U.S. Treasury and EDC credit facilities. Refer to —U.S. Treasury Credit Facilities and —Export Development Canada Credit Facilities, above, for additional information related to these agreements.

Payments were made as follows (in millions of dollars):

	Principal	Accrued Interest	Total Payment
U.S. Treasury first lien credit facilities:
Tranche B	$2,080 (1)	$22	$2,102
Tranche C	3,675 (2)	65	3,740
Zero Coupon Note	100	—	100

Total U.S. Treasury first lien credit facilities	5,855	87	5,942
EDC credit facilities:
Tranche X	1,319	14	1,333
Tranche X-2	404	4	408

Total EDC credit facilities	1,723	18	1,741

Total U.S. Treasury and EDC credit facilities	$7,578	$105	$7,683

(1)	Includes $80 million of PIK interest previously capitalized. The payment of PIK interest is included as a component of Net Cash Provided by Operating Activities in the accompanying audited Consolidated Statements of Cash Flows.
(2)	Includes $315 million of PIK interest previously capitalized. The payment of PIK interest is included as a component of Net Cash Provided by Operating Activities in the accompanying audited Consolidated Statements of Cash Flows. In addition, as a result of the termination of the Ally MTA and in accordance with the U.S. Treasury first lien credit agreement, amounts outstanding under that agreement were reduced by $4 million, the amount of qualifying losses incurred by Ally through April 2011. Refer to Note 14, Commitments, Contingencies and Concentrations, of the accompanying audited consolidated financial statements for additional information related to the Ally MTA.

SCUSA Private-Label Financing Agreement

In February 2013, we entered into a private-label financing agreement with SCUSA. The new financing arrangement launched on May 1, 2013. Under the SCUSA Agreement, SCUSA provides a wide range of wholesale and retail financing services to our dealers and consumers in accordance with its usual and customary lending standards, under the Chrysler Capital brand name. The financing services include credit lines to finance our dealers’ acquisition of vehicles and other products that we sell or distribute, retail loans and leases to finance consumer acquisitions of new and used vehicles at our dealerships, financing for commercial and fleet customers, and ancillary services. In addition, SCUSA will work with dealers to offer them construction loans, real estate loans, working capital loans and revolving lines of credit.

Under the new financing arrangement, SCUSA has agreed to specific transition milestones for the initial year following launch. If the transition milestones are met, or otherwise satisfactory to us, the SCUSA Agreement will have a ten-year term, subject to early termination in certain circumstances, including the failure by a party to comply with certain of its ongoing obligations under the SCUSA Agreement. In accordance with the terms of the agreement, SCUSA provided us an upfront, nonrefundable payment of $150 million in May 2013, which was recognized as deferred revenue and will be amortized over ten years. As of December 31, 2013, $140 million remained in Deferred Revenue in the accompanying audited Consolidated Balance Sheets.

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

Ally MTA

Prior to May 2011, we were a party to the Ally MTA between the U.S. Treasury, Ally and USDART. The Ally MTA provided for a risk sharing arrangement, in which USDART would reimburse Ally for qualifying losses on loans with our third party Chrysler Group dealerships issued prior to November 21, 2009. In May 2011, all parties mutually agreed to terminate the Ally MTA. Under the terms of the agreement, $96 million, which represented the remaining balance of a previous advance to USDART, was transferred to us. In addition, under the terms of the U.S. Treasury first lien credit agreement, amounts outstanding under that agreement were reduced by $4 million, the amount of qualifying losses incurred by Ally through April 2011.

Daimler Tax Receivable

During the year ended December 31, 2011, we received reimbursements from Daimler of $374 million related to tax payments previously made by us which had been previously applied by the Canada Revenue Agency and the Provincial Tax Authorities against additional taxes assessed related to the Canadian transfer pricing matter. No such reimbursements were received during the years ended December 31, 2013 and 2012.

For additional information related to the Daimler tax receivable, refer to Note 13, Income Taxes, of our accompanying audited consolidated financial statements.

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

Defined Benefit Pension Plans and OPEB Plans —Contributions and Funded Status

Contributions and Payments. Our funding policy for defined benefit pension plans is to contribute at least the minimum amounts required by applicable laws and regulations. Occasionally, additional discretionary contributions in excess of those legally required are made to achieve certain desired funding levels. In the U.S. and Canada, these excess amounts are tracked, and the resulting credit balance can be used to satisfy minimum funding requirements in future years. As of December 31, 2013, the combined credit balances for our U.S. and Canadian qualified pension plans is approximately $2.6 billion. While the usage of credit balances to satisfy minimum funding requirements is subject to our plans maintaining certain funding levels, we expect to be able to utilize the credit balances in 2014 such that no significant additional cash contributions are required for our U.S. and Canadian plans in 2014, although we may voluntarily elect to make contributions.

The following summarizes employer contributions made to our defined benefit pension plans or direct benefit payments to plan participants (in millions of dollars):

	Years Ended December 31,
	2013	2012	2011
Total employer contributions	$584	$254	$362

In connection with the 363 Transaction, we acquired a $600 million receivable from a subsidiary of Daimler to fund contributions to our U.S. pension plans. This receivable was payable to us in three equal annual installments beginning in 2009 with the third and final $200 million installment received in 2011. Amounts received were utilized to fund a portion of our contributions to our funded pension plans in each year upon receipt of the installments.

Employer contributions to our U.S. funded pension plans are expected to be $833 million in 2014, of which of $790 million are discretionary contributions; and $43 million are mandatory contributions, to satisfy minimum funding requirements. Employer contributions to our unfunded pension and OPEB plans in 2014 are expected to be $58 million and $178 million, respectively, which represents the expected benefit payments to participants.

The following summarizes net benefit payments expected to be paid, based on the last remeasurement of all of our plans as of December 31, 2013 which reflects estimated future employee service (in millions of dollars):

	Pension Benefits	OPEB
2014	$2,243	$181
2015	2,200	178
2016	2,162	177
2017	2,128	176
2018	2,103	175
2019 — 2023	10,177	876

During the life of the plans, we intend to primarily utilize plan assets to fund benefit payments and minimize our cash contributions. OPEB payments are currently funded from our cash flows from operations.

Defined Benefit Pension Plans —Funded Status. The following summarizes the funded status of our pension plans (in millions of dollars):

	December 31,
	2013	2012
Benefit obligation	$31,106	$34,837
Fair value of plan assets	25,654	25,972

Funded status of plans	$(5,452)	$(8,865)

The change in funded status from December 31, 2012 to December 31, 2013 was primarily due to the impacts of changes in discount rates of $2,135 million and company contributions of $584 million made during 2013 as well as the impact of the pension plan curtailment and amendment during the second quarter of 2013 of $218 million and the related remeasurement of $553 million. These changes were partially offset by service and interest costs of $1,711 million.

OPEB Plans —Funded Status

Our OPEB plans were underfunded by $2,724 million at December 31, 2013 and by $3,073 million at December 31, 2012. The change in funded status was primarily due to the impacts of changes in discount rates and actuarial assumptions of $293 million and company contributions of $172 million made directly to pay benefits. These changes were partially offset by service and interest costs of $150 million.

For additional information related to our defined benefit pension and OPEB plans, refer to Note 18, Employee Retirement and Other Benefits, of our accompanying audited consolidated financial statements.

Off-Balance Sheet Arrangements

We have entered into various off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or liquidity. These include variable interest entities, or VIEs. For a discussion of our VIEs, refer to Note 4, Variable Interest Entities, of our accompanying audited consolidated financial statements.

Arrangements with Key Suppliers

From time to time, in the ordinary course of our business, we enter into various arrangements with key suppliers in order to establish strategic and technological advantages. A limited number of these arrangements contain unconditional purchase obligations to purchase a fixed or minimum quantity of goods and/or services with fixed and determinable price provisions. Purchases under these arrangements from third parties were $222 million, $437 million and $674 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In addition, certain of the arrangements we have entered into with Fiat contain unconditional purchase obligations to purchase a fixed or minimum quantity of goods and/or services with fixed and determinable price provisions. Purchases under these arrangements were $372 million, $383 million and $305 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We also enter into similar arrangements containing unconditional purchase obligations to purchase a minimum quantity of goods for which pricing is variable, and therefore do not have fixed and determinable future payment streams. Under these arrangements we are obligated to make payments or receive reimbursements if our purchase volumes are outside a specified range of values. Purchases from third parties under these arrangements were $412 million, $441 million and $346 million for the years ended December 31, 2013, 2012 and 2011, respectively. We did not have any purchases from unconsolidated related companies under these arrangements.

Contractual Obligations

The following summarizes payments due under our significant contractual obligations and commitments as of December 31, 2013 (in millions of dollars):

	Payments Due by Period
	2014 (4)	2015-2016	2017-2018	2019 and thereafter	Total
Financial liabilities (1)	$442	$952	$4,014	$7,168	$12,576
Capital lease obligations (1)	64	121	117	78	380
Interest on long-term financial liabilities and capital lease obligations (2)	955	1,803	1,451	1,572	5,781
Operating lease commitments	137	201	131	187	656
Unconditional minimum purchase obligations	275	367	100	30	772
Pension contribution requirements (3)	43	—	—	—	43

Total	$1,916	$3,444	$5,813	$9,035	$20,208

(1)	The amounts above are before any fair value adjustments, discounts, premiums and loan origination fees totaling $655 million. For additional information refer to Note 12, Financial Liabilities, of our accompanying audited consolidated financial statements.
(2)	Amounts include interest payments based on contractual terms and current interest rates on our debt and capital lease obligations. Interest payments based on variable rates included above were determined using the current interest rate in effect at December 31, 2013.
(3)	Pension contribution requirements are based on an estimate of our minimum funding requirements pursuant to the Employee Retirement Income Security Act, or ERISA, regulations. We expect required contributions to be approximately $43 million in 2014. We may elect to make contributions in excess of the minimum funding requirements in response to investment performance and changes in interest rates, to achieve funding levels required by our defined benefit plan arrangements, or when we believe that it is financially advantageous to do so and based on our other capital requirements. We plan to make $790 million of discretionary contributions to our U.S. plans in 2014. Our minimum funding requirements after 2014 will depend on several factors, including investment performance and interest rates. Therefore, the above excludes payments beyond 2014, since we cannot predict with reasonable reliability the timing and amounts of future minimum funding requirements. Excluded from above are expected payments of $58 million and $178 million due in 2014 with respect to our unfunded pension and OPEB plans, respectively, which represent the expected benefit payments to participants as costs are incurred.
(4)	Uncertain tax positions of $83 million are excluded from the table above because we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities. Refer to Note 13, Income Taxes, of the accompanying audited consolidated financial statements for further information.

The above also excludes payments for product warranty costs. We issue various types of product warranties under which we generally guarantee the performance of products delivered for a certain period or term. We also periodically initiate voluntary service and recall actions to address various customer satisfaction, safety and emissions issues related to vehicles we sell. The estimated future costs of these actions are principally based on assumptions regarding the lifetime warranty costs of each vehicle line and each model year of that vehicle line, as well as historical claims experience for our vehicles. Estimates of the future costs of these actions are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the number of vehicles affected by a service or recall action and the nature of the corrective action. It is reasonably possible that the ultimate cost of these service and recall actions may require us to make expenditures in excess of established reserves over an extended period of time and in a range of amounts that cannot be reasonably estimated. As of December 31, 2013, our product warranty reserves were approximately $3.8 billion.

For additional information regarding long-term financial liabilities and employee retirement and other benefits, see Note 12, Financial Liabilities, and Note 18, Employee Retirement and Other Benefits, respectively, of our accompanying audited consolidated financial statements.

Ally Repurchase Obligation

In April 2013, the Ally Agreement was terminated. Refer to Item 1. Business —Distribution —Dealer and Customer Financing, regarding our new private-label financing agreement with SCUSA.

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

As of December 31, 2013, the maximum potential amount of future payments required to be made to Ally under this guarantee was approximately $230 million and was based on the aggregate repurchase value of eligible vehicles financed by Ally in our U.S. dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at December 31, 2013, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.

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

As of December 31, 2013, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $361 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at December 31, 2013, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

We use derivatives (primarily forward contracts, swaps and options) to hedge our financial and operational exposures. We do not enter into derivative transactions for speculative purposes or to hedge our balance sheet translation risk. Refer to Note 16, Derivative Financial Instruments and Risk Management, of our accompanying audited consolidated financial statements for additional information on our derivatives.

We use sensitivity analyses to quantify the impact of changes in foreign currency exchange rates, commodity prices and interest rates on the fair value of the financial instruments used to hedge these risks. Our models assume instantaneous, parallel shifts in foreign currency exchange rates, commodity prices and interest rate yield curves.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk as a result of sales of vehicles and parts, purchases of components used in our manufacturing operations, debt and dividend payments from foreign subsidiaries denominated in currencies other than the USD. Foreign currency exchange rate risk is the risk that fluctuations in specific currencies against the USD will negatively impact our results of operations. To the extent possible, we net sales and purchases in specific currencies against each other and review this net cash flow position for hedging purposes. We are most vulnerable to fluctuations in the CAD, Euro, Australian dollar, Japanese yen and Mexican peso against the USD. To manage these exposures, we enter into derivative contracts (primarily currency forward and swap contracts) to hedge a portion of our exposures. The derivative contracts used to hedge foreign exchange rate risk had remaining maturities of up to 12 months at December 31, 2013.

The net fair value of foreign currency derivatives at December 31, 2013 was an asset of $104 million compared to a liability of $38 million as of December 31, 2012. The potential decrease in the fair value of our foreign currency derivatives, assuming a 10 percent adverse change in the underlying foreign currency derivative versus the USD, would be approximately $197 million at December 31, 2013, compared with a decrease of $365 million as of December 31, 2012.

In addition, we are exposed to foreign currency exchange rate risk as a result of translating the assets and liabilities of our subsidiaries outside of the United States (primarily Canada, Mexico and Venezuela) into USD. In February 2013, the Venezuelan government announced a devaluation of the official exchange rate of the VEF, relative to the USD from 4.30 VEF per USD to 6.30 VEF per USD. As a result of this devaluation, we recognized a $78 million foreign currency translation loss as a reduction to Revenues, Net in the accompanying Condensed Consolidated Statements of Income during the three months ended March 31, 2013. Subsequent to the devaluation, certain monetary liabilities, which had been submitted to the CADIVI for payment approval through the ordinary course of business prior to the devaluation date, were approved to be paid at an exchange rate of 4.30 VEF per USD. As a result, during the year ended December 31, 2013 we recognized foreign currency transaction gains in Revenues, Net of $22 million, respectively, due to these monetary liabilities being previously remeasured at 6.30 VEF per USD at the devaluation date. No other events occurred during 2013 that resulted in changes to the VEF to USD official exchange rate. If the VEF were devalued further, it would result in a charge to our income statement in the period of devaluation. Based on our December 31, 2013 net monetary assets, a charge of approximately $35 million would result for every 10 percent devaluation of the VEF.

In December 2013, a new decree became effective requiring the Venezuelan government to set prices for all vehicles, parts and accessories sold in the country. The Venezuelan government continues to have foreign exchange control regulations that make it difficult to convert VEF to USD which affect our Venezuelan subsidiary’s ability to pay non-VEF denominated obligations and to pay dividends. In 2014, the Venezuelan government announced changes to the foreign exchange process which could affect the rate at which our Venezuelan subsidiary buys USD. The financial impact on our operations in Venezuela of these events and associated ongoing restrictions is uncertain. We continue to monitor these events and assess their impact to our operations and related 2014 financial results.

In addition, in March 2013, the Venezuelan government announced a new currency exchange system, the Complementary System of Foreign Currency Acquirement, or SICAD. The SICAD system will operate parallel to the CADIVI, and replace the Transaction System for Foreign Currency Denominated Securities. The SICAD is intended to function as a public bidding system for private entities that import goods. We are currently monitoring and assessing the currency exchange rates and restrictions associated with the new system.

Commodity Price Risk

We are exposed to changes in the prices of commodities used in the manufacture of vehicles, such as non-ferrous metals (e.g. aluminum, lead and copper), precious metals (e.g. platinum and palladium) and energy (e.g. natural gas). Commodity price risk is the adverse impact that changes in commodity prices would have on our financial results. To manage this risk, we enter into commodity derivative contracts (e.g. financially settled swap and option contracts) for a portion of our exposures. The derivative contracts used to hedge commodity price risk had remaining maturities of up to 17 months at December 31, 2013.

The net fair value of commodity derivatives as of December 31, 2013 was $0 compared to an asset of $19 million as of December 31, 2012. The potential decrease in the fair value of our commodity derivatives, due to a 10 percent decrease in commodity prices, would be approximately $54 million at December 31, 2013, compared with a decrease of $64 million as of December 31, 2012. This amount does not include the offsetting impact of lower prices we would pay for the underlying commodities.

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

We had fixed-rate debt of $8.9 billion as of December 31, 2013, compared with $9.1 billion at December 31, 2012. The potential increase in the fair value of our fixed-rate interest-bearing financial instruments as a result of a 10 percent decrease in market interest rates would be approximately $0.3 billion at December 31, 2013, compared with an increase of approximately $0.4 billion at December 31, 2012.

We also had floating-rate investments and floating-rate debt of $13.7 billion and $3.4 billion, respectively, at December 31, 2013 compared to $12.0 billion and $3.5 billion, respectively, at December 31, 2012. The majority of our floating-rate debt is exposed to changes in LIBOR, with a 0.75 percent interest rate floor. Given the relationship of floating-rate investments to floating-rate debt as of December 31, 2013 and the current low interest rate environment, an increase or decrease in interest rates would not have a material impact on our consolidated financial position.

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

There have been no significant changes that would increase our exposure to financial market risks since December 31, 2013.

Item 8.	Financial Statements and Supplementary Data.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Members of

Chrysler Group LLC

We have audited the accompanying consolidated balance sheet of Chrysler Group LLC and subsidiaries as of December 31, 2013, and the related consolidated statements of income, comprehensive income (loss), members’ deficit, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2) for the information for the year ended December 31, 2013. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chrysler Group LLC and subsidiaries at December 31, 2013, and the consolidated results of their operations and their cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Detroit, Michigan

March 6, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

Chrysler Group LLC

Auburn Hills, Michigan

We have audited the accompanying consolidated balance sheet of Chrysler Group LLC and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of income, comprehensive income (loss), members’ deficit, and cash flows for the years ended December 31, 2012 and 2011. Our audits also included the financial statement schedule included in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Chrysler Group LLC and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Detroit, Michigan

March 7, 2013

(August 13, 2013 as to Note 23)

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions of dollars)

		Years Ended December 31,
	Notes	2013	2012	2011
Revenues, net		$72,144	$65,784	$54,981
Cost of sales		61,398	55,350	46,422

GROSS MARGIN		10,746	10,434	8,559
Selling, administrative and other expenses		5,218	5,179	4,751
Research and development expenses, net	2	2,320	2,324	1,674
Restructuring (income) expenses, net	21	(14)	(61)	3
Interest expense	5	1,035	1,094	1,238
Interest income		(41)	(44)	(39)
Loss on extinguishment of debt	12	24	—	551

INCOME BEFORE INCOME TAXES		2,204	1,942	381
Income tax (benefit) expense	13	(553)	274	198

NET INCOME		$2,757	$1,668	$183

See accompanying notes to consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions of dollars)

		Years Ended December 31,
	Notes	2013	2012	2011
NET INCOME		$2,757	$1,668	$183

Other comprehensive income (loss):
Derivatives, net (1)	3,16	149	(42)	38
Foreign currency translation adjustments (2)	3	84	(63)	18
Defined benefit plan adjustments, net (3)	3,18	3,041	(2,777)	(3,043)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)		3,274	(2,882)	(2,987)

TOTAL COMPREHENSIVE INCOME (LOSS)		$6,031	$(1,214)	$(2,804)

(1)	Net of $1 million of income tax expense for the year ended December 31, 2013 and $0 taxes for the years ended December 31, 2012 and 2011, respectively.
(2)	Net of $5 million of income tax expense for the year ended December 31, 2013 and $0 taxes for the years ended December 31, 2012 and 2011, respectively.
(3)	Net of $177 million of income tax expense, $5 million of income tax benefit and $0 taxes for the years ended December 31, 2013, 2012 and 2011, respectively.

See accompanying notes to consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions of dollars)

	Notes	December 31, 2013	December 31, 2012
CURRENT ASSETS:
Cash and cash equivalents		$13,344	$11,614
Restricted cash	14	8	28
Trade receivables, net of allowance for doubtful accounts of $54 and $56, respectively		1,161	1,179
Inventories	6	5,889	4,998
Prepaid expenses and other assets	10	1,647	1,108
Deferred taxes	13	484	23

TOTAL CURRENT ASSETS		22,533	18,950
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	7	16,071	15,491
Equipment and other assets on operating leases, net	8	1,391	976

TOTAL PROPERTY AND EQUIPMENT		17,462	16,467
OTHER ASSETS:
Advances to related parties and other financial assets		35	47
Restricted cash	14	325	343
Goodwill	9	1,361	1,361
Other intangible assets, net	9	3,375	3,360
Prepaid expenses and other assets	10	437	403
Deferred taxes	13	342	40

TOTAL OTHER ASSETS		5,875	5,554

TOTAL ASSETS		$45,870	$40,971

CURRENT LIABILITIES:
Trade liabilities		$10,643	$9,734
Accrued expenses and other liabilities	11	9,830	8,518
Current maturities of financial liabilities	12	491	456
Deferred revenue		1,298	862
Deferred taxes	13	43	71

TOTAL CURRENT LIABILITIES		22,305	19,641
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	11	11,760	15,537
Financial liabilities	12	11,810	12,147
Deferred revenue		1,100	822
Deferred taxes	13	137	83

TOTAL LONG-TERM LIABILITIES		24,807	28,589
Commitments and contingencies	14	—	—

MEMBERS’ DEFICIT:
Membership Interests
Class A Membership Interests — 1,632,654 and 1,061,225 units authorized, issued and outstanding at December 31, 2013 and 2012, respectively		—	—
Class B Membership Interests — None at December 31, 2013 and 200,000 units authorized, issued and outstanding at December 31, 2012		—	—
Contributed capital		2,633	2,647
Retained earnings (accumulated losses)		171	(2,586)
Accumulated other comprehensive loss	3	(4,046)	(7,320)

TOTAL MEMBERS’ DEFICIT		(1,242)	(7,259)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT		$45,870	$40,971

See accompanying notes to consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions of dollars)

		Years Ended December 31,
	Notes	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$2,757	$1,668	$183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment and intangible assets		2,732	2,531	2,759
Depreciation of equipment and other assets on operating leases		209	170	117
Net amortization of favorable and unfavorable lease contracts		(16)	(36)	7
Release of valuation allowance on deferred tax assets	13	(962)	—	—
Changes in deferred taxes		29	—	(17)
Non-cash interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments		117	122	179
Capitalized payable-in-kind interest	12, 19	—	—	17
Repayment of capitalized payable-in-kind interest	12	—	—	(395)
Venezuela foreign currency devaluation loss	22	78	—	—
Gain on settlement of Venezuela foreign currency transactions	22	(22)	—	—
Repayment of Canadian Health Care Trust Note capitalized interest	12	(69)	—	—
Repayment of VEBA Trust Note capitalized interest	12	(159)	—	—
Loss on extinguishment of debt	12	24	—	551
Call premium and other fees paid in connection with the Senior Credit Facilities amendments	12	(8)	—	—
Net loss on disposal of property, plant and equipment, equipment and other assets on operating leases and intangible assets		22	27	67
Non-cash adjustments to restructuring reserve estimates, net	21	(14)	(57)	(48)
Non-cash share-based compensation expense	17	68	71	36
Share-based compensation payments	17	(44)	(31)	(6)
Non-cash pension and OPEB expense, net		281	94	2
Pension and OPEB contributions	18	(756)	(443)	(579)
Payments associated with Canadian Health Care Trust settlement	18	—	—	(19)
Collection of Daimler pension receivable	18	—	—	200
Collection of Daimler tax receivable	13	—	—	374
Changes in accrued expenses and other liabilities		1,099	1,239	1,099
Changes in other operating assets and liabilities:
—inventories		(893)	(630)	(721)
—trade receivables		35	(334)	(46)
—trade liabilities		997	1,325	1,711
—other assets and liabilities		31	105	(868)

NET CASH PROVIDED BY OPERATING ACTIVITIES		$5,536	$5,821	$4,603

See accompanying notes to consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS —CONTINUED

(In millions of dollars)

		Years Ended December 31,
	Notes	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES		$5,536	$5,821	$4,603

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets		(3,434)	(3,633)	(3,009)
Proceeds from disposals of property, plant and equipment		8	9	35
Purchases of equipment and other assets on operating leases		(28)	(123)	(35)
Proceeds from disposals of equipment and other assets on operating leases		6	87	704
Change in restricted cash	14	38	90	215
Proceeds from the sale of certain international dealerships to Fiat, net	19	—	11	—
Change in loans and notes receivable		—	2	6
Proceeds from U.S. Dealer Automotive Receivables Transition LLC	14	—	—	96
Other		(3)	—	18

NET CASH USED IN INVESTING ACTIVITIES		(3,413)	(3,557)	(1,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of U.S. Treasury first lien credit facilities	12	—	—	(5,460)
Repayment of Export Development Canada credit facilities	12	—	—	(1,723)
Proceeds from Secured Senior Notes	12	—	—	3,160
Proceeds from Tranche B Term Loan	12	—	—	2,933
Repayments of Tranche B Term Loan	12	(30)	(30)	(15)
Repayment of Tranche B Term Loan in connection with amendments	12	(790)	—	—
Proceeds from Tranche B Term Loan in connection with amendments	12	790	—	—
Debt issuance costs	12	(30)	—	(72)
Proceeds from Mexican development banks credit facilities	12	—	—	217
Repayments of Mexican development banks credit facilities	12	(31)	(15)	—
Repayments of Gold Key Lease financing	12	—	(41)	(584)
Repayments of Canadian Health Care Trust Notes	12	(45)	(25)	(26)
Repayments of Auburn Hills Headquarters loan		(55)	(50)	(13)
Proceeds from Fiat’s incremental equity call option exercise	19	—	—	1,268
Net repayments of other financial obligations – related party		(4)	—	—
Net repayments of other financial obligations – third party		(87)	(84)	(81)
Distribution for state tax withholding obligations on behalf of members		(20)	(6)	(9)

NET CASH USED IN FINANCING ACTIVITIES		(302)	(251)	(405)

Effect of exchange rate changes on cash and cash equivalents		(91)	—	26
Net change in cash and cash equivalents		1,730	2,013	2,254
Cash and cash equivalents at beginning of period		11,614	9,601	7,347

Cash and cash equivalents at end of period		$13,344	$11,614	$9,601

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid		$(1,040)	$(968)	$(925)
Income tax payments, net		(245)	(224)	(81)
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized interest on VEBA Trust Note	12	—	38	126
Capitalized interest on Canadian Health Care Trust Notes	12	25	74	27

See accompanying notes to consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT

(In millions of dollars)

	Notes	Contributed Capital	Retained Earnings (Accumulated Losses)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2010		$1,399	$(4,437)	$(1,451)	$(4,489)
Exercise of Fiat’s incremental equity call option	19	1,268	—	—	1,268
Distribution for state tax withholding obligations on behalf of members		(10)	—	—	(10)
Net income		—	183	—	183
Total other comprehensive loss	3	—	—	(2,987)	(2,987)

Balance at December 31, 2011		$2,657	$(4,254)	$(4,438)	$(6,035)
Distribution for state tax withholding obligations on behalf of members		(10)	—	—	(10)
Net income		—	1,668	—	1,668
Total other comprehensive loss	3	—	—	(2,882)	(2,882)

Balance at December 31, 2012		$2,647	$(2,586)	$(7,320)	$(7,259)
Distribution for state tax withholding obligations on behalf of members		(14)	—	—	(14)
Net income		—	2,757	—	2,757
Total other comprehensive income	3	—	—	3,274	3,274

Balance at December 31, 2013		$2,633	$171	$(4,046)	$(1,242)

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

Background

Chrysler Group was formed on April 28, 2009 as a Delaware limited liability company. On June 10, 2009, we completed the transaction contemplated by the master transaction agreement dated April 30, 2009, among the Company, Fiat and Old Carco LLC (“Old Carco”) and certain of its subsidiaries, which was approved under section 363 of the U.S. Bankruptcy Code (the “363 Transaction”). In connection with the closing of the 363 Transaction, we received capital contributions from the UAW Retiree Medical Benefits Trust (the “VEBA Trust”), Fiat, the United States Department of the Treasury (the “U.S. Treasury”) and Canada CH Investment Corporation, a 100 percent owned subsidiary of the Canada Development Investment Corporation, a Canadian federal Crown corporation (“Canadian Government”), in exchange for ownership interests in the Company.

As a result of a series of transactions during 2011 and 2012 that were contemplated in our governance documents and certain other agreements, our continuing members, as of December 31, 2013, were Fiat, which beneficially held a 58.5 percent ownership interest in us, and the VEBA Trust, which beneficially held the remaining 41.5 percent ownership interest in us. On January 21, 2014, Fiat completed a transaction in which its 100 percent owned indirect subsidiary Fiat North America LLC (“FNA”) indirectly acquired from the VEBA Trust all of the equity membership interests in Chrysler Group not previously held by FNA. Refer to Note 25, Subsequent Events, for additional information regarding Fiat’s acquisition of the remaining equity interests in Chrysler Group.

Nature of Operations

We design, engineer, manufacture, distribute and sell vehicles under the brand names Chrysler, Jeep, Dodge and Ram. As part of our industrial alliance with Fiat (the “Fiat-Chrysler Alliance”), we also manufacture certain Fiat-brand vehicles in Mexico, which are distributed by us throughout North America and select markets and sold to Fiat for distribution in other select markets. Our product lineup includes passenger cars, utility vehicles (which include sport utility vehicles and crossover vehicles), minivans, trucks, and commercial vans. We also sell automotive service parts and accessories under the Mopar brand name.

Our products are available in more than 150 countries around the world. We sell our products to dealers and distributors for sale to retail customers and fleet customers, which include rental car companies, commercial fleet customers, leasing companies and government entities. The majority of our operations, employees, independent dealers and sales are in North America, primarily in the U.S. Approximately 10 percent of our vehicle sales during 2012 and 2013 were outside North America, principally in Asia Pacific, South America and Europe. Vehicle, service parts and accessories sales outside North America are primarily through our 100 percent owned, affiliated or independent distributors and dealers. In June 2011, Fiat became the general distributor of our vehicles and service parts in Europe selling our products through a network of dealers. In addition, Fiat has taken on the distribution of our vehicles in certain markets outside of North America where its dealer networks are better established. We are the general distributor for Fiat vehicles in select markets outside of Europe. In addition, as part of the Fiat-Chrysler Alliance, Fiat manufactures certain Fiat-brand vehicles for us, which we sell in select markets. Refer to Note 19, Other Transactions with Related Parties, for additional information regarding the Fiat-Chrysler Alliance and other transactions with Fiat.

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, goodwill, long-lived asset and indefinite-lived intangible asset impairment analyses, recoverability of investments in equipment and other assets on operating leases, warranty obligations, product liability accruals, sales incentive obligations, restructuring accruals, valuation of derivative instruments, valuation of deferred tax assets, obligations related to income taxes, obligations related to employee benefits and the useful lives of property and equipment.

Actual results could differ from those estimates. Future changes in economic conditions may have a significant effect on such estimates made by management. Management believes the following significant accounting policies affect its more significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements.

Consolidation and Financial Statement Presentation

The consolidated financial statements include the accounts of our subsidiaries, certain variable interest entities (“VIEs”) in which we are the primary beneficiary and other entities controlled by us. Related parties that are 20 percent to 50 percent owned and subsidiaries where control is expected to be temporary are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

We continually evaluate our involvement with VIEs to determine whether we have variable interests and are the primary beneficiary of the VIE. Based on our evaluation, we identified transactions with, or variable interests in, certain VIEs. The financial results of the VIEs in which we are the primary beneficiary are included in the accompanying consolidated financial statements in accordance with the accounting guidance for consolidations. Refer to Note 4, Variable Interest Entities, for additional information regarding our VIEs.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance requiring that certain unrecognized tax benefits be recognized as offsets against the corresponding deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, unless the deferred tax asset is not available or

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2. Basis of Presentation and Significant Accounting Policies —Continued

Recent Accounting Pronouncements —Continued

not intended to be used at the reporting date. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to unrecognized tax benefits that exist at the effective date. We will comply with this guidance as of January 1, 2014 and it will not have a material impact on our consolidated financial statements as it is consistent with our present practice.

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

In March 2013, the FASB issued updated guidance to clarify a parent company’s accounting for the release of the cumulative translation adjustment into income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. We will comply with this guidance as of January 1, 2014 and it will not have a material impact on our consolidated financial statements as it is consistent with our present practice.

In February 2013, the FASB issued updated guidance in relation to the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied retrospectively for all periods presented for those obligations resulting from joint and several liability arrangements that exist at the beginning of the fiscal year of adoption. We will comply with this guidance as of January 1, 2014, and it will not have a material impact on our consolidated financial statements.

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

In December 2011, the FASB issued updated guidance which amended the disclosure requirements regarding the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2. Basis of Presentation and Significant Accounting Policies —Continued

Recent Accounting Pronouncements —Continued

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

We record the estimated cost of sales incentive programs offered to dealers and retail customers as a reduction to revenue at the time of sale to the dealer. This estimated cost represents the incentive programs offered to dealers and retail customers, as well as the expected modifications to these programs in order to facilitate sales of the dealer inventory. Subsequent adjustments to incentive programs related to vehicles previously sold to dealers are recognized as an adjustment to revenue in the period the adjustment is determinable. For the years ended December 31, 2013, 2012 and 2011, incentive expense was $9.9 billion, $8.8 billion and $7.2 billion, respectively, and is included as a reduction to Revenues, Net in the accompanying Consolidated Statements of Income.

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

Cost of Sales

Cost of sales is composed of a number of expenses incurred in the manufacturing and distribution of vehicles and parts, the most significant of which is the cost of materials and components. The remaining costs principally include labor costs, consisting of direct and indirect wages and fringe benefits, as well as depreciation, amortization and transportation costs. Cost of sales also includes warranty and product-related costs, which are described below under Product-Related Costs, along with depreciation expense related to our GDP vehicles.

Share-Based Compensation

We have various compensation plans that provide for the granting of share-based compensation to certain employees and directors. We account for share-based compensation plans in accordance with the accounting guidance set forth for share-based payments, which requires us to recognize share-based compensation expense based on fair value. Compensation expense for equity-classified awards is measured at the grant date based on the fair value of the award using a discounted cash flow methodology. For those awards with post-vesting contingencies, we apply an adjustment to account for the probability of meeting the contingencies. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. Compensation expense is recognized over the employee service period with an offsetting increase to contributed capital or accrued expenses and other liabilities depending on the nature of the award. If awards contain certain performance conditions in order to vest, we recognize the cost of the award when achievement of the performance condition is probable. Costs related to plans with graded vesting are generally recognized using the graded vesting method. We record share-based compensation expense in Selling, Administrative and Other Expenses in the accompanying Consolidated Statements of Income.

Product-Related Costs

Expenditures for research and development include material and personnel costs and are expensed as incurred. Research and development expenses, net were $2,320 million, $2,324 million and $1,674 million for the years ended December 31, 2013, 2012 and 2011, respectively. Advertising, sales promotion and other product-related costs are also expensed as incurred. For the years ended December 31, 2013, 2012 and 2011, advertising expense

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2. Basis of Presentation and Significant Accounting Policies —Continued

Significant Accounting Policies —Continued

Product-Related Costs —Continued

was $2,788 million, $2,742 million and $2,560 million, respectively, and is included in Selling, Administrative and Other Expenses in the accompanying Consolidated Statements of Income.

We periodically initiate voluntary service and recall actions to address various customer satisfaction, safety and emissions issues related to vehicles we sell. We establish reserves for product warranty obligations, including the estimated cost of these service and recall actions, when the related sale is recognized. Refer to Note 11, Accrued Expenses and Other Liabilities, for additional information related to warranty reserves. The estimated future costs of these actions are principally based on assumptions regarding the lifetime warranty costs of each vehicle line and each model year of that vehicle line, as well as historical claims experience for our vehicles. Estimates of the future costs of these actions are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the number of vehicles affected by a service or recall action and the nature of the corrective action that may result in adjustments to the established reserves. Costs associated with these actions are recorded in Cost of Sales in the accompanying Consolidated Statements of Income. We reserve for estimated product liability costs arising from personal injuries alleged to be the result of product defects. The valuation of the reserve is actuarially determined at least annually and when significant events occur or there are changes in circumstances. The valuation is based on, among other factors, the number of vehicles sold and product liability claims incurred. The product liability reserve is included in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets. Costs associated with this reserve are recorded in Cost of Sales in the accompanying Consolidated Statements of Income and any subsequent adjustments to the product liability reserve are recorded in the period in which the adjustment is determinable.

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for net operating loss and tax credit carryforwards and the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances on deferred tax assets are recognized if it is more likely than not that the benefit from the deferred tax asset will not be realized. In addition, current income taxes include adjustments to accruals for uncertain tax positions and related interest expense or income. Refer to Note 13, Income Taxes, for additional information related to our accounting for income taxes.

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

Inventories

Inventories are stated at the lower of cost or market. The cost for a substantial portion of finished product inventories was determined primarily on a specific identification basis. The cost of other inventories is

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2. Basis of Presentation and Significant Accounting Policies —Continued

Significant Accounting Policies —Continued

Inventories —Continued

determined on a first-in, first-out basis. The measurement of inventories includes the costs of materials, direct labor, inbound transportation and manufacturing costs.

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

Residual Values

We have significant investments in the residual values of our vehicle lease portfolios, which are included in Equipment and Other Assets on Operating Leases, Net in the accompanying Consolidated Balance Sheets. These residual values represent estimates of the fair value of the leased assets at the end of the contract terms and are initially recorded based on industry estimates. Realization of the residual values is dependent on our future ability to market the vehicles for sale under the prevailing market conditions. Throughout the lease term, residual values are reviewed at least quarterly to determine whether the estimates of the fair value of the assets at the end of the lease terms are appropriate. To the extent the expected value of the vehicle at lease termination changes, we record adjustments to the expected residual value. Changes in the expected residual values are adjusted through additional or reduced depreciation or recognition of an impairment loss. These costs are included in Cost of Sales in the accompanying Consolidated Statements of Income. These assumptions and related additional or reduced depreciation may change based on market conditions.

Impairment of Long-Lived Assets

Long-lived assets held and used (such as property, plant and equipment, and equipment and other assets on operating leases) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of an asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or group of assets. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or group of assets exceeds the fair value of the asset or group of assets. No impairment indicators were identified during the years ended December 31, 2013, 2012 and 2011. As such, no impairment charges were recognized during the respective periods. When long-lived assets are considered held for sale, they are recorded at the lower of carrying amount or fair value less costs to sell, and depreciation ceases.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2. Basis of Presentation and Significant Accounting Policies —Continued

Significant Accounting Policies —Continued

Goodwill and Other Intangible Assets

We account for goodwill in accordance with the accounting guidance related to intangibles and goodwill, which requires us to test goodwill for impairment at the reporting unit level at least annually and when significant events occur or there are changes in circumstances that indicate the fair value is less than the carrying amount. Such events could include, among others, a significant adverse change in the business climate, an unanticipated change in the competitive environment and a decision to change the operations of the Company. We have one operating segment, which is also our only reporting unit.

Goodwill is evaluated for impairment annually as of October 1. At our election, we can qualitatively assess whether it is more likely than not that the fair value of our reporting unit is less than its carrying value or we can perform a quantitative assessment by comparing the fair value of our reporting unit to its carrying amount, including goodwill, which is the first step of the two-step process described below. If we elect to perform the qualitative assessment and we conclude it is more likely than not that the fair value of the reporting unit is less than its carrying amount, quantitative impairment testing is required. However, if we conclude otherwise, quantitative impairment testing is not required.

When quantitative impairment testing is required as a result of the qualitative test or elected as the first assessment, goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test is to compare the fair value of our reporting unit to its carrying value. The fair value is determined by estimating the present value of expected future cash flows for the reporting unit. If the fair value of the reporting unit is greater than its carrying amount, no impairment exists and the second step of the test is not performed. If the carrying amount of the reporting unit is greater than the fair value, there is an indication that impairment may exist and the second step of the test must be completed to measure the amount of the impairment. The second step of the test calculates the implied fair value of goodwill by assigning the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The implied fair value of goodwill is then compared to the carrying value. If the implied fair value of goodwill is less than the carrying value, an impairment loss is recognized equal to the difference. No impairment losses have been recognized for the years ended December 31, 2013, 2012 and 2011.

Intangible assets that have a finite useful life are generally amortized over their respective estimated useful lives, on a straight-line basis. However, certain other finite-lived intangible assets are amortized in a manner that reflects the pattern in which the economic benefits of the intangible assets will be consumed. The estimated useful lives of the intangible assets are reviewed by management each reporting period and whenever changes in circumstances indicate that the carrying value of the assets may not be recoverable.

Other intangible assets determined to have an indefinite useful life are not amortized, but are instead tested for impairment annually. In July 2012, the FASB issued updated guidance on the annual testing of indefinite-lived intangible assets for impairment. The amendments allow an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. At our election, we can qualitatively assess whether it is more likely than not that the fair value of our indefinite-lived intangible asset is less than its carrying value or we can perform a quantitative assessment by comparing the fair value of our indefinite-lived intangible asset to its carrying amount. If we elect to perform the qualitative assessment and we conclude it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if we conclude otherwise, quantitative impairment testing is not required. An impairment loss is recognized to the extent that the carrying amount

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2. Basis of Presentation and Significant Accounting Policies —Continued

Significant Accounting Policies —Continued

Goodwill and Other Intangible Assets —Continued

exceeds the asset’s fair value. Management estimates fair value through various techniques including discounted cash flow models, which incorporate market based inputs, and third party independent appraisals, as considered appropriate. Management also considers current and estimated economic trends and outlook. No impairment losses have been recognized for the years ended December 31, 2013, 2012 and 2011.

Foreign Currency

The functional currency of certain of our subsidiaries, notably Mexico and Venezuela, is the U.S. Dollar (“USD”). The functional currency of our other international operations, notably our Canadian subsidiaries and international distribution centers, is the respective subsidiary’s local currency. The assets and liabilities of our foreign operations, where the functional currency is the respective subsidiary’s local currency, are translated into USD using the exchange rate in effect as of the balance sheet date. Income statement amounts are translated at the average exchange rate prevailing during the period. The resulting translation adjustments are recorded as a component of AOCI. Refer to Note 3, Accumulated Other Comprehensive Income (Loss), for additional information on translation adjustments in AOCI.

Foreign currency exchange gains and losses arising from fluctuations in currency exchange rates on transactions and the effects of remeasurement of monetary balances denominated in currencies other than the functional currency are recorded in earnings as incurred and are included in Revenues, Net in the accompanying Consolidated Statements of Income. Refer to Note 22, Venezuelan Currency Regulations and Devaluation, for additional information related to the February 2013 currency devaluation in Venezuela.

The following summarizes net foreign currency transaction gains (losses) (in millions of dollars):

	Years Ended December 31,
	2013	2012	2011
Net foreign currency transaction gains (losses)	$(4)	$(144)	$91

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

Level

2 —Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the balance sheet date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2. Basis of Presentation and Significant Accounting Policies —Continued

Significant Accounting Policies —Continued

Fair Value Measurements —Continued

other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument and can be derived from observable data. Instruments in this category include commercial paper and non-exchange-traded derivatives such as over-the-counter currency and commodity forwards, swaps and option contracts.

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

Refer to Note 15, Fair Value Measurements, for a detailed discussion of the use of observable and unobservable inputs. As part of the process of measuring the fair value of liabilities, we considered the non-performance risk related to that liability, which includes our credit risk. The effect of our credit risk on the fair value of the liability may differ depending on whether the liability is an obligation to deliver cash versus goods or services, as well as the terms of the credit enhancements related to the liability.

Note 3. Accumulated Other Comprehensive Income (Loss)

The changes in AOCI by component, including the amounts reclassified to income, were as follows (in millions of dollars):

	Year Ended December 31, 2013
	Defined Benefit Plan Adjustments		Derivatives
	Net Actuarial Loss	Net Prior Service Credit	Currency Forwards and Swaps	Commodity Swaps	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(7,232)	$42	$(40)	$4	$(94)	$(7,320)
Gain (loss) recorded in other comprehensive income	3,035	(98)	230	7	89	3,263
Less: Gain (loss) reclassified from AOCI to income	(314) (1)	33 (1)	84 (2)	3 (3)	—	(194)
Tax effect	(173)	(4)	(1)	—	(5)	(183)

Other comprehensive income (loss)	3,176	(135)	145	4	84	3,274

Balance at end of period	$(4,056)	$(93)	$105	$8	$(10)	$(4,046)

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3. Accumulated Other Comprehensive Income (Loss) —Continued

	Year Ended December 31, 2012
	Defined Benefit Plan Adjustments		Derivatives
	Net Actuarial Loss	Net Prior Service Credit	Currency Forwards and Swaps	Commodity Swaps	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(4,499)	$86	$57	$(51)	$(31)	$(4,438)
Gain (loss) recorded in other comprehensive income	(2,865)	(4)	(103)	11	(63)	(3,024)
Less: Gain (loss) reclassified from AOCI to income	(127) (1)	40 (1)	(6) (2)	(44) (3)	—	(137)
Tax effect	5	—	—	—	—	5

Other comprehensive income (loss)	(2,733)	(44)	(97)	55	(63)	(2,882)

Balance at end of period	$(7,232)	$42	$(40)	$4	$(94)	$(7,320)

	Year Ended December 31, 2011
	Defined Benefit Plan Adjustments		Derivatives
	Net Actuarial Loss	Net Prior Service Credit	Currency Forwards and Swaps	Commodity Swaps	Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(1,376)	$6	$(74)	$42	$(49)	$(1,451)
Gain (loss) recorded in other comprehensive income	(3,136)	91	35	(62)	18	(3,054)
Less: Gain (loss) reclassified from AOCI to income	(13) (1)	11 (1)	(96) (2)	31 (3)	—	(67)
Tax effect	—	—	—	—	—	—

Other comprehensive income (loss)	(3,123)	80	131	(93)	18	(2,987)

Balance at end of period	$(4,499)	$86	$57	$(51)	$(31)	$(4,438)

(1)	These AOCI components are included within the computation of net periodic benefit costs. Refer to Note 18, Employee Retirement and Other Benefits, for additional information.
(2)	Amount reclassified to Revenues, Net in the accompanying Consolidated Statements of Income. Refer to Note 16, Derivative Financial Instruments and Risk Management, for additional information.
(3)	Amount reclassified to Cost of Sales in the accompanying Consolidated Statements of Income. Refer to Note 16, Derivative Financial Instruments and Risk Management, for additional information.

Note 4. Variable Interest Entities

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

ZFM began production in July 2010. Upon the start of operations, we recorded capital lease assets and capital lease obligations resulting from an embedded capital lease related to the equipment used to produce the lightweight axles. In July 2011, a second embedded capital lease was recorded related to equipment used to produce axle components. As of December 31, 2013 and 2012, we had $93 million and $108 million, respectively, of capital lease assets and $102 million and $115 million, respectively, of capital lease obligations, which are included in Property, Plant and Equipment, Net and Financial Liabilities, respectively, in the accompanying Consolidated Balance Sheets. Our maximum exposure to loss is approximately $12 million through our contractual commitments to ZFM through 2020.

Refer to Note 12, Financial Liabilities and Note 14, Commitments, Contingencies and Concentrations, for additional information on transactions with VIEs.

Note 5. Interest Expense

Interest expense included the following (in millions of dollars):

	Years Ended December 31,
	2013	2012	2011
Financial interest expense:
Related parties (see Note 19)	$441	$440	$635
Other	603	651	506
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	117	119	170
Payable-in-kind interest —related party (see Note 12)	—	—	27
Capitalized interest related to capital expenditures	(126)	(116)	(100)

Total	$1,035	$1,094	$1,238

Related party amounts above include activities with the U.S. Treasury through July 21, 2011. Refer to Note 19, Other Transactions with Related Parties, for additional information.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6. Inventories

The components of inventories as of December 31 were as follows (in millions of dollars):

	2013	2012
Finished products, including service parts	$3,830	$3,255
Work in process	1,846	1,560
Raw materials and manufacturing supplies	213	183

Total	$5,889	$4,998

Note 7. Property, Plant and Equipment, Net

The components of property, plant and equipment as of December 31 were as follows (in millions of dollars):

	Range of Useful Lives (years)	2013	2012
Land	-	$247	$257
Leasehold improvements and buildings	12 - 40	3,385	2,929
Technical equipment and machinery	3 - 30	10,348	8,103
Factory, office and other equipment	3 - 19	1,849	1,640
Special tooling	3 - 12	8,974	7,526
Construction in progress, including advance payments related to plant and equipment	-	1,535	3,125

		26,338	23,580
Accumulated depreciation and amortization		(10,267)	(8,089)

Total		$16,071	$15,491

Depreciation and amortization of property, plant and equipment was $2,554 million, $2,352 million and $2,575 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 8. Equipment and Other Assets on Operating Leases, Net

The components of equipment and other assets on operating leases as of December 31 were as follows (in millions of dollars):

	Range of Service Lives (years)	2013	2012
Leased vehicles —Guaranteed Depreciation Program	5 - 15	$1,028	$601
Other leased assets	5 - 40	474	459

		1,502	1,060
Accumulated depreciation		(111)	(84)

Total		$1,391	$976

Included in “Leased vehicles —Guaranteed Depreciation Program” above are vehicles sold to daily rental car companies which are subject to guaranteed minimum resale values.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8. Equipment and Other Assets on Operating Leases, Net —Continued

Included in “Other leased assets” above are primarily buildings, warehouses and sales offices, as well as dealership and vehicle storage properties that we lease to our dealers and others.

Depreciation of equipment and other assets on operating leases was $209 million, $170 million and $117 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in Cost of Sales in the accompanying Consolidated Statements of Income.

Future minimum lease payments due from customers for equipment and other assets on operating leases as of December 31, 2013 were as follows (in millions of dollars):

2014	$19
2015	18
2016	12
2017	8
2018	5
2019 and thereafter	7

Note 9. Goodwill and Other Intangible Assets, Net

As of December 31, 2013 and 2012, we had goodwill of $1,361 million. No adjustments to the carrying amount of goodwill were recorded during the years ended December 31, 2013 and 2012. We have one operating segment, which is also our only reporting unit. The prior year financial information has been reclassified to conform to the current year presentation.

The components of other intangible assets, net as of December 31 were as follows (in millions of dollars):

	Range of Useful Lives (years)	2013
		Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$—	$2,210
Dealer networks	20	388	89	299
Fiat contributed intellectual property rights	10	320	147	173
Other intellectual property rights	3 - 12	263	65	198
Patented and unpatented technology	4 - 10	208	145	63
Software	3 - 5	445	152	293
Other	1 - 16	261	122	139

Total		$4,095	$720	$3,375

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9. Goodwill and Other Intangible Assets, Net —Continued

	Range of Useful Lives (years)	2012
		Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$—	$2,210
Dealer networks	20	392	70	322
Fiat contributed intellectual property rights	10	320	114	206
Other intellectual property rights	3 - 12	263	37	226
Patented and unpatented technology	4 - 10	208	120	88
Software	4 - 5	339	100	239
Other	1 - 16	169	100	69

Total		$3,901	$541	$3,360

During the years ended December 31, 2013 and 2012, additions of $199 million and $172 million, respectively, were recorded with a weighted-average amortization period of 5 years and 4 years, respectively.

The following summarizes the amount of intangible asset amortization expense included in the respective financial statement captions of the accompanying Consolidated Statements of Income (in millions of dollars):

		Years Ended December 31,
	Financial Statement Caption	2013	2012	2011
Favorable operating lease contracts	Revenues, Net	$—	$1	$18
Patented and unpatented technology, intellectual property, software and other	Cost of Sales	158	159	164
Dealer networks and other	Selling, Administrative and Other Expenses	23	23	43

Total		$181	$183	$225

Based on the gross carrying amount of other intangible assets as of December 31, 2013, the estimated future amortization expense for the next five years was as follows (in millions of dollars):

2014	$182
2015	193
2016	155
2017	191
2018	85

Note 10. Prepaid Expenses and Other Assets

The components of prepaid expenses and other assets as of December 31 were as follows (in millions of dollars):

	2013			2012
	Current	Non- Current	Total	Current	Non- Current	Total
Amounts due from related parties (see Note 19)	$729	$—	$729	$503	$—	$503
Prepaid pension expense (see Note 18)	—	137	137	—	114	114
Other	918	300	1,218	605	289	894

Total	$1,647	$437	$2,084	$1,108	$403	$1,511

Note 11. Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities as of December 31 were as follows (in millions of dollars):

	2013			2012
	Current	Non- Current	Total	Current	Non- Current	Total
Pension and postretirement benefits (see Note 18)	$187	$8,126	$8,313	$188	$11,864	$12,052
Product warranty costs	1,346	2,454	3,800	1,142	2,372	3,514
Sales incentives	3,636	—	3,636	3,031	—	3,031
Personnel costs	792	443	1,235	711	413	1,124
Amounts due to related parties (see Note 19) (1)	718	—	718	562	—	562
Income and other taxes	441	98	539	256	106	362
Vehicle residual value guarantees	343	—	343	238	—	238
Accrued interest (2)	301	—	301	342	—	342
Workers’ compensation	43	234	277	46	275	321
Restructuring actions (see Note 21)	22	34	56	69	—	69
Other	2,001	371	2,372	1,933	507	2,440

Total	$9,830	$11,760	$21,590	$8,518	$15,537	$24,055

(1)	Excludes amounts due to related parties for interest separately discussed in (2) below.
(2)	Includes $215 million and $222 million of accrued interest due to related parties as of December 31, 2013 and 2012, respectively. Refer to Note 19, Other Transactions with Related Parties, for additional information.

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

Notes to Consolidated Financial Statements

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11. Accrued Expenses and Other Liabilities —Continued

The changes in accrued product warranty costs (excluding deferred revenue from extended warranty and service contracts described below, as well as supplier recoveries) were as follows (in millions of dollars):

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of period	$3,514	$3,318	$3,171
Provision for current period warranties	1,810	1,735	1,686
Net adjustments to pre-existing warranties	120	(158)	(106)
Net warranty settlements	(1,593)	(1,414)	(1,452)
Interest accretion, translation and other adjustments	(51)	33	19

Balance at end of period	$3,800	$3,514	$3,318

During the years ended December 31, 2013, 2012 and 2011, we recognized recoveries from suppliers related to warranty claims of $106 million, $105 million and $115 million, respectively, which are excluded from the change in warranty costs above.

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

The following summarizes the changes in deferred revenue from these contracts (in millions of dollars):

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of period	$1,075	$926	$829
Deferred revenues for current period service contracts	680	600	545
Earned revenues in current period	(462)	(446)	(446)
Refunds of cancelled contracts	(59)	(54)	(53)
Interest accretion, translation and other adjustments	5	49	51

Balance at end of period	$1,239	$1,075	$926

Note 12. Financial Liabilities

The components of financial liabilities as of December 31 were as follows (in millions of dollars):

	2013
	Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable Within One Year:

	Effective
VEBA Trust Note	11.71%	$224	$221
Tranche B Term Loan	4.08% (1)	30	30

Canadian Health Care Trust Notes:
Tranche A	7.38% (2)	83	85
Tranche B	9.21% (2)	24	24

Total Canadian Health Care Trust Notes		107	109

Mexican development banks credit facility due 2025	8.81% (3)	30	30

	Weighted Average
Other:
Capital lease obligations	9.95%	64	55
Other financial obligations	15.14%	51	46

Total other financial liabilities		115	101

Total financial liabilities payable within one year		$506	$491

	Maturity	Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable After One Year:

		Effective
VEBA Trust Note	7/15/2023	11.71%	$4,491	$3,971
Tranche B Term Loan	5/24/2017	4.08% (1)	2,895	2,842
Secured Senior Notes due 2019	6/15/2019	8.21% (4)	1,500	1,486
Secured Senior Notes due 2021	6/15/2021	8.44% (5)	1,700	1,683

Canadian Health Care Trust Notes:
Tranche A	6/30/2017	7.38% (2)	298	312
Tranche B	6/30/2024	9.21% (2)	402	411
Tranche C	6/30/2024	9.68% (6)	110	95

Total Canadian Health Care Trust Notes			810	818

Mexican development banks credit facilities:
Credit facility due 2021	12/23/2021	7.50% (7)	229	229
Credit facility due 2025	7/19/2025	8.81% (3)	318	318

Total Mexican development banks credit facilities			547	547

		Weighted Average
Other:
Capital lease obligations	2016-2020	11.04%	316	286
Other financial obligations	2015-2024	13.83%	191	177

Total other financial liabilities			507	463

Total financial liabilities payable after one year			12,450	11,810

Total			$12,956	$12,301

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12. Financial Liabilities —Continued

	2012
	Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable Within One Year:

	Effective
VEBA Trust Note	11.71%	$159	$159
Tranche B Term Loan	6.46% (1)	30	30

Canadian Health Care Trust Notes:
Tranche A	7.98% (2)	79	79
Tranche B	9.21% (2)	23	23

Total Canadian Health Care Trust Notes		102	102

Mexican development banks credit facility due 2025	9.62% (3)	30	30

	Weighted Average
Other:
Capital lease obligations	11.50%	36	27
Other financial obligations	11.09%	115	108

Total other financial liabilities		151	135

Total financial liabilities payable within one year		$472	$456

	Maturity	Interest Rate	Face Value	Carrying Value
Financial Liabilities Payable After One Year:

		Effective
VEBA Trust Note	7/15/2023	11.71%	$4,715	$4,129
Tranche B Term Loan	5/24/2017	6.46% (1)	2,925	2,874
Secured Senior Notes due 2019	6/15/2019	8.21% (4)	1,500	1,484
Secured Senior Notes due 2021	6/15/2021	8.44% (5)	1,700	1,681

Canadian Health Care Trust Notes:
Tranche A	6/30/2017	7.98% (2)	402	426
Tranche B	6/30/2024	9.21% (2)	456	467
Tranche C	6/30/2024	9.68% (6)	109	92

Total Canadian Health Care Trust Notes			967	985

Mexican development banks credit facilities:
Credit facility due 2021	12/23/2021	8.54% (7)	231	231
Credit facility due 2025	7/19/2025	9.62% (3)	350	350

Total Mexican development banks credit facilities			581	581

		Weighted Average
Other:
Capital lease obligations	2014-2020	12.43%	251	214
Other financial obligations	2014-2024	13.43%	218	199

Total other financial liabilities			469	413

Total financial liabilities payable after one year			12,857	12,147

Total			$13,329	$12,603

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12. Financial Liabilities —Continued

(1)	Loan bears interest at LIBOR (subject to a 0.75 percent floor) + 2.75 percent and LIBOR (subject to a 1.25 percent floor) + 4.75 percent at December 31, 2013 and December 31, 2012, respectively. Commencing in July 2011, interest has been reset every three months. Stated interest rate as of December 31, 2013 and December 31, 2012 was 3.50 percent and 6.00 percent, respectively.
(2)	Note bears interest at a stated rate of 9.00 percent.
(3)	Represents the stated interest rate. Loan bears interest at the 28 day Interbank Equilibrium Interest Rate (“TIIE”) + 4.80 percent subject to a quarterly reset of TIIE.
(4)	Notes bear interest at a stated rate of 8.00 percent.
(5)	Notes bear interest at a stated rate of 8.25 percent.
(6)	Note bears interest at a stated rate of 7.50 percent.
(7)	Represents the stated interest rate. Loan bears interest at the 28 day TIIE + 3.70 percent subject to a monthly reset of TIIE.

As of December 31, 2013, the carrying amounts of our financial obligations were net of fair value adjustments, discounts, premiums and loan origination fees totaling $655 million related to the following obligations (in millions of dollars):

VEBA Trust Note	$523
Tranche B Term Loan	53
Secured Senior Notes due 2019	14
Secured Senior Notes due 2021	17
Canadian Health Care Trust Notes	(10)
Liabilities from capital leases and other financial obligations	58

Total	$655

As of December 31, 2013, the aggregate annual contractual maturities of our financial liabilities at face value were as follows (in millions of dollars):

2014	$506
2015	516
2016	557
2017	3,442
2018	689
2019 and thereafter	7,246

Total	$12,956

Senior Credit Facilities and Secured Senior Notes

On May 24, 2011, we and certain of our U.S. subsidiaries as guarantors entered into the following arrangements:

•	Senior Credit Facilities — a $3.0 billion tranche B term loan maturing on May 24, 2017 (“Tranche B Term Loan”), which was fully drawn on May 24, 2011 and a $1.3 billion revolving credit facility that matures on May 24, 2016 (“Revolving Facility”) and remains undrawn, which were subsequently amended and re-priced on June 21, 2013 to lower applicable interest rates, among other things, and the Tranche B Term Loan was subsequently re-priced on December 23, 2013 to further lower applicable interest rates;

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

Senior Credit Facilities

The Senior Credit Facilities are with a syndicate of private sector lenders that provide for borrowings of up to $4.3 billion and include a revolving credit facility which may be borrowed and repaid from time to time until the maturity date. We amended and restated our credit agreement dated as of May 24, 2011 (“Original Senior Credit Agreement”) among us and the lenders party thereto. The amendments to the Original Senior Credit Agreement were given effect in the amended and restated credit agreement, dated as of June 21, 2013 (“Senior Credit Agreement”). Additionally, on December 23, 2013 we re-priced the Tranche B Term Loan governed by the Senior Credit Agreement.

The Original Senior Credit Agreement provided for a $3.0 billion tranche B term loan that was to mature on May 24, 2017, which was fully drawn on May 24, 2011 and a $1.3 billion revolving credit facility that was to mature on May 24, 2016, which was undrawn. The maturity dates did not change under the Senior Credit Agreement. The Revolving Facility remains undrawn as of December 31, 2013.

The amendment in June 2013 reduced the applicable interest rate spreads on the Senior Credit Facilities by 1.50 percent per annum and reduced the rate floors applicable to the Tranche B Term Loan by 0.25 percent per annum. As a result, all amounts outstanding under the Revolving Facility will bear interest, at our option, either at a base rate plus 2.25 percent per annum or at LIBOR plus 3.25 percent per annum. The subsequent re-pricing in December 2013 further reduced the applicable interest rate spreads and interest rate floors applicable to the Tranche B Term Loan by an additional 0.50 percent and 0.25 percent, respectively, per annum. All amounts outstanding under the Tranche B Term Loan will bear interest, at our option, either at a base rate plus 1.75 percent per annum or at LIBOR plus 2.75 percent per annum, subject to a base rate floor of 1.75 percent per annum or a LIBOR floor of 0.75 percent per annum, respectively. We currently accrue interest based on LIBOR.

In addition, the amendment in June 2013 reduced the commitment fee payable on the Revolving Facility to 0.50 percent per annum, which may be reduced to 0.375 percent per annum if we achieve a specified consolidated leverage ratio, of the daily average undrawn portion of the Revolving Facility. The commitment fee remains payable quarterly in arrears.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12. Financial Liabilities —Continued

Senior Credit Facilities and Secured Senior Notes —Continued

Senior Credit Facilities —Continued

If we voluntarily refinance or re-price all or any portion of the Tranche B Term Loan before the six-month anniversary of the effective date of the re-pricing in December 2013, under certain circumstances, we will be obligated to pay a call premium equal to 1.00 percent of the principal amount refinanced or re-priced.

Certain negative covenants in the Original Senior Credit Agreement were also amended, including limitations on incurrence of indebtedness and certain limitations on restricted payments, which include dividends. Under the Senior Credit Agreement, among other exceptions, the restricted payment capacity was increased to an amount not to exceed 50 percent of our cumulative consolidated net income, as defined in the Senior Credit Agreement, since January 1, 2012.

In connection with the June 21, 2013 amendment and December 23, 2013 re-pricing, lenders party to the Tranche B Term Loan that held $790 million of the outstanding principal balance either partially or fully reduced their holdings. These reductions were accounted for as debt extinguishments. The remaining holdings were analyzed on a lender-by-lender basis and accounted for as debt modifications. The outstanding principal balance on the Tranche B Term Loan did not change, as new and continuing lenders acquired the $790 million.

We paid $38 million related to the call premium and other fees to re-price and amend the Original Senior Credit Agreement and to re-price the Tranche B Term Loan, of which $30 million was deferred and will be amortized over the remaining terms of the Senior Credit Facilities. We recognized a $24 million loss on extinguishment of debt, which included the write off of $13 million of unamortized debt discounts and $3 million of unamortized debt issuance costs associated with the Senior Credit Facilities, as well as $8 million of the call premium and fees noted above.

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

The Senior Credit Facilities are secured by a senior priority security interest in substantially all of Chrysler Group LLC’s assets and the assets of its U.S. subsidiary guarantors, subject to certain exceptions. The collateral includes 100 percent of the equity interests in Chrysler Group LLC’s domestic subsidiaries and 65 percent of the equity interests in certain foreign subsidiaries held directly by Chrysler Group LLC and its U.S. subsidiary guarantors.

The Senior Credit Agreement includes a number of affirmative covenants, many of which are customary, including, but not limited to, the reporting of financial results and other developments, compliance with laws, payment of taxes, maintenance of insurance and similar requirements. The Senior Credit Agreement also contains several negative covenants, including but not limited to, (i) limitations on incurrence, repayment and prepayment of indebtedness; (ii) limitations on incurrence of liens; (iii) limitations on making restricted

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12. Financial Liabilities —Continued

Senior Credit Facilities and Secured Senior Notes —Continued

Senior Credit Facilities —Continued

payments, including a limit on declaring dividends or making distributions to our members or stockholders, as the case may be; (iv) limitations on transactions with affiliates, swap agreements and sale and leaseback transactions; (v) limitations on fundamental changes, including certain asset sales and (vi) restrictions on certain subsidiary distributions. In addition, the Senior Credit Agreement requires us to maintain a minimum ratio of borrowing base to covered debt, as well as a minimum liquidity of $3.0 billion, which includes any undrawn amounts on the Revolving Facility.

The Senior Credit Agreement contains a number of events of default related to, (i) failure to make payments when due; (ii) failure to comply with covenants; (iii) breaches of representations and warranties; (iv) certain changes of control; (v) cross-default with certain other debt and hedging agreements and (vi) the failure to pay or post bond for certain material judgments. As of December 31, 2013 we were in compliance with all covenants under the Senior Credit Agreement.

Refer to Note 25, Subsequent Events, for information regarding the additional term loan borrowing under the Senior Credit Agreement.

Secured Senior Notes

We entered into an indenture with CG Co-Issuer Inc. (“CG Co-Issuer”), our 100 percent owned special purpose finance subsidiary, certain of our 100 percent owned U.S. subsidiaries (“Guarantors”) and Wilmington Trust FSB, as trustee and Citibank, N.A. as collateral agent, paying agent, registrar and authenticating agent, pursuant to which we issued the Original 2019 Notes and the Original 2021 Notes, collectively referred to as the “Original Notes.” The Original Notes were issued at par and were sold in a private placement to (i) qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and (ii) outside the United States to persons who are not U.S. persons (as defined in Rule 902 of Regulation S under the Securities Act) in compliance with Regulation S under the Securities Act.

In connection with the offering of the Original Notes, we entered into a registration rights agreement with the initial purchasers of the Original Notes. Under the terms of the registration rights agreement, we agreed to register notes having substantially identical terms as the Original Notes with the Securities and Exchange Commission (“SEC”) as part of an offer to exchange freely tradable exchange notes for the Original Notes. On December 29, 2011, and subject to the terms and conditions set forth in our prospectus, we commenced an offer to exchange our new 8 percent secured senior notes due 2019 (“2019 Notes”) for the outstanding Original 2019 Notes and our new 8 1⁄4 percent secured senior notes due 2021 (“2021 Notes”) for the outstanding Original 2021 Notes. The 2019 Notes and 2021 Notes are collectively referred to as the “Notes.”

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12. Financial Liabilities —Continued

Senior Credit Facilities and Secured Senior Notes —Continued

Secured Senior Notes —Continued

We may redeem, at any time, all or any portion of the 2019 Notes on not less than 30 and not more than 60 days’ prior notice mailed to the holders of the 2019 Notes to be redeemed. Prior to June 15, 2015, the 2019 Notes will be redeemable at a price equal to the principal amount of the 2019 Notes being redeemed, plus accrued and unpaid interest to the date of redemption and a “make-whole” premium calculated under the indenture. At any time prior to June 15, 2014, we may also redeem up to 35 percent of the aggregate principal amount of the 2019 Notes, at a redemption price equal to 108 percent of the principal amount of the 2019 Notes being redeemed, plus accrued and unpaid interest to the date of redemption with the net cash proceeds from certain equity offerings. On and after June 15, 2015, the 2019 Notes are redeemable at redemption prices specified in the 2019 Notes, plus accrued and unpaid interest to the date of redemption. The redemption price is initially 104 percent of the principal amount of the 2019 Notes being redeemed for the twelve months beginning June 15, 2015, decreasing to 102 percent for the year beginning June 15, 2016 and to par on and after June 15, 2017.

We may redeem, at any time, all or any portion of the 2021 Notes on not less than 30 and not more than 60 days’ prior notice mailed to the holders of the 2021 Notes to be redeemed. Prior to June 15, 2016, the 2021 Notes will be redeemable at a price equal to the principal amount of the 2021 Notes being redeemed, plus accrued and unpaid interest to the date of redemption and a “make-whole” premium calculated under the indenture. At any time prior to June 15, 2014, we may also redeem up to 35 percent of the aggregate principal amount of the 2021 Notes, at a redemption price equal to 108.25 percent of the principal amount of the 2021 Notes being redeemed, plus accrued and unpaid interest to the date of redemption with the net cash proceeds from certain equity offerings. On and after June 15, 2016, the 2021 Notes are redeemable at redemption prices specified in the 2021 Notes, plus accrued and unpaid interest to the date of redemption. The redemption price is initially 104.125 percent of the principal amount of the 2021 Notes being redeemed for the twelve months beginning June 15, 2016, decreasing to 102.75 percent for the year beginning June 15, 2017, to 101.375 percent for the year beginning June 15, 2018 and to par on and after June 15, 2019.

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

The indenture provides for customary events of default, including but not limited to, (i) nonpayment; (ii) breach of covenants in the indenture; (iii) payment defaults or acceleration of other indebtedness; (iv) a failure to pay certain judgments and (v) certain events of bankruptcy, insolvency and reorganization. If certain events of default occur and are continuing, the trustee or the holders of at least 25 percent in aggregate of the principal amount of the Notes outstanding under one of the series may declare all of the Notes of that series to be due and payable immediately, together with accrued interest, if any. As of December 31, 2013, we were in compliance with all covenants under the indenture.

Refer to Note 25, Subsequent Events, for information regarding additional issuances of Secured Senior Notes.

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

The VEBA Trust Note has an implied interest rate of 9.0 percent per annum and requires annual payments of principal and interest on July 15. Scheduled VEBA Trust Note payments through 2012 did not fully satisfy the interest accrued at the implied rate. In accordance with the agreement, the difference between a scheduled payment and the accrued interest through June 30 of the payment year was capitalized as additional debt on an annual basis. In July 2013, we made a scheduled payment of $600 million, which was composed of $441 million of interest accrued through the payment date and $159 million of interest that was previously capitalized as additional debt. In July 2012 and 2011, we made scheduled payments of $400 million and $300 million, respectively, on the VEBA Trust Note and $38 million and $126 million, respectively, of accrued interest was capitalized as additional debt.

The payment of capitalized interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Consolidated Statements of Cash Flows.

The VEBA Trust Note was issued under the terms of an indenture that contains certain negative covenants, including, but not limited to, limitations on incurrence of indebtedness by Chrysler Group LLC that is senior, in any respect, in right of payment to the VEBA Trust Note and limits on the ability of our subsidiaries to incur indebtedness. The terms of a related registration rights agreement provide for certain registration rights that entitle the holder of the VEBA Trust Note to require us to file a registration statement under the Securities Act, for a public offering of the VEBA Trust Note beginning six months following Fiat’s acquisition of a majority ownership interest in us, which occurred in July 2011, and such rights became effective in January 2012.

Refer to Note 18, Employee Retirement and Other Benefits, for additional information regarding the VEBA Trust Note and VEBA Settlement Agreement and to Note 25, Subsequent Events, for information regarding the repayment of the VEBA Trust Note.

Canadian Health Care Trust Notes

On December 31, 2010, Chrysler Canada Inc., (“Chrysler Canada”), issued four unsecured promissory notes to an independent Canadian Health Care Trust (“HCT”) in an initial aggregate face value of $976 million ($974 million Canadian dollar, “CAD”), which we collectively refer to as the Canadian HCT Notes. These notes were issued as part of the settlement of its obligations with respect to retiree health care benefits for National Automobile, Aerospace, Transportation and General Workers Union of Canada (“CAW”, now part of Unifor) represented employees, retirees and dependents, which we refer to as the Canadian Health Care Trust Settlement Agreement. In addition, the Canadian HCT Notes had accrued interest from January 1, 2010 through December 31, 2010 of $80 million ($80 million CAD) and a $31 million ($31 million CAD) net premium.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12. Financial Liabilities —Continued

Canadian Health Care Trust Notes —Continued

Payments on the Canadian HCT Notes are due on June 30 of each year unless that day is not a business day in Canada, in which case payments are due on the next business day (“Scheduled Payment Date”). Interest is accrued at the stated rate of 9.0 percent per annum for the HCT Tranche A and B notes. Accrued interest in excess of payments on the HCT Tranche A and B notes is capitalized as additional debt on the Scheduled Payment Date. We are not required to make a payment on the HCT Tranche C note until 2020. However, interest accrued at the stated rate of 7.5 percent per annum on the HCT Tranche C note will be capitalized as additional debt on the Scheduled Payment Date through 2019. In July 2013, July 2012 and June 2011, $25 million, $74 million and $27 million, respectively, of interest accrued in excess of the scheduled payments was capitalized as additional debt.

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

In 2012 and 2011, we made payments of $44 million and $47 million, respectively, on the Canadian HCT Notes, which included principal and interest accrued through the respective payment dates. The HCT Tranche D note was fully repaid in 2012.

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

The terms of these loans are similar. Chrysler de Mexico placed certain of its assets in special purpose trusts to secure repayment of the loans, including certain receivables and property, plant and equipment. As of December 31, 2013 and 2012, Chrysler de Mexico had $56 million and $66 million, respectively, of cash on deposit with the trusts, which is included in Prepaid Expenses and Other Assets in the accompanying

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12. Financial Liabilities —Continued

Mexico Development Banks Credit Facilities —Continued

Consolidated Balance Sheets. The loans require compliance with certain covenants, including, but not limited to, limitations on liens, incurrence of debt and asset sales. As of December 31, 2013, we were in compliance with all covenants under the facilities.

Gold Key Lease

We previously used special purpose entities to securitize future lease payments and vehicle residual values for the portfolio of vehicles under our Gold Key Lease financing program. We were the sole beneficiary of the consolidated assets from these VIEs and accordingly, we were considered to be the primary beneficiary. Chrysler Canada maintains our Gold Key Lease vehicle lease portfolio. The related vehicles are leased to Canadian consumers and were financed by asset-backed securitization facilities, as well as a $4.7 billion (5.0 billion CAD) secured revolving credit facility. In June 2012, we repaid the remaining outstanding balance of the asset-backed note payable. These obligations were primarily repaid out of collections from the operating leases and proceeds from the sales of the related vehicles. We are currently winding down the Gold Key Lease program, therefore, no additional funding will be required. No vehicles were added to the portfolio during the years ended December 31, 2013 and 2012.

U.S. Treasury Credit Facilities

On June 10, 2009, and in connection with the 363 Transaction, we entered into a first lien credit agreement with the U.S. Treasury, which included a $2.0 billion term loan (“Tranche B Loan”) used to acquire substantially all of the net operating assets of Old Carco. The credit agreement also made various term loans available to us for future working capital needs in an amount not to exceed $4.6 billion (“Tranche C Commitment”). In addition, we provided the U.S. Treasury a $288 million note and assumed $500 million of U.S. Treasury loans originally provided to Chrysler Holding LLC (“Chrysler Holding”) for the benefit of Old Carco. We collectively refer to these loans, as well as the amounts drawn on the Tranche C Commitment, as “Tranche C Loans.” We also provided the U.S. Treasury a $100 million zero coupon note.

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

Export Development Canada Credit Facilities

Chrysler Canada entered into a loan and security agreement with Export Development Canada (“EDC”) on March 30, 2009, which was subsequently amended on April 29, 2009, pursuant to which the EDC provided a $1,238 million ($1,209 million CAD) secured term loan facility known as “Tranche X”. On June 10, 2009, the EDC loan agreement was amended and restated to increase the secured term loan facility by a CAD equivalent of $909 million USD, up to a maximum of $1,116 million CAD. The increase in the loan facility was known as

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12. Financial Liabilities —Continued

Export Development Canada Credit Facilities —Continued

“Tranche X-2”. In addition to the Tranche X and Tranche X-2 loans, Chrysler Canada provided the EDC additional notes of $81 million ($80 million CAD). The additional notes were included in the Tranche X facility.

On May 24, 2011, we repaid all amounts owed under the EDC loan and security agreement and terminated all lending commitments thereunder. See Repayment of U.S. Treasury and EDC Credit Facilities, below, for additional information.

Repayment of U.S. Treasury and EDC Credit Facilities

On May 24, 2011, we repaid all amounts outstanding under the U.S. Treasury and EDC credit facilities. Refer to U.S. Treasury Credit Facilities and Export Development Canada Credit Facilities, above, for additional information related to these agreements.

Payments were made as follows (in millions of dollars):

	Principal	Accrued Interest	Total Payment
U.S. Treasury first lien credit facilities:
Tranche B	$2,080 (1)	$22	$2,102
Tranche C	3,675 (2)	65	3,740
Zero Coupon Note	100	—	100

Total U.S Treasury first lien credit facilities	5,855	87	5,942
EDC credit facilities:
Tranche X	1,319	14	1,333
Tranche X-2	404	4	408

Total EDC credit facilities	1,723	18	1,741

Total U.S Treasury and EDC credit facilities	$7,578	$105	$7,683

(1)	Includes $80 million of PIK interest previously capitalized. The payment of PIK interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Consolidated Statements of Cash Flows.
(2)	Includes $315 million of PIK interest previously capitalized. The payment of PIK interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Consolidated Statements of Cash Flows. In addition, as a result of the termination of the Ally MTA and in accordance with the U.S. Treasury first lien credit agreement, amounts outstanding under that agreement were reduced by $4 million, the amount of qualifying losses incurred by Ally through April 2011. Refer to Note 14, Commitments, Contingencies and Concentrations, for additional information related to the Ally MTA.

In connection with the repayment of our outstanding obligations under the U.S. Treasury and EDC credit facilities, we recognized a $551 million loss on extinguishment of debt, which consisted of the write off of $136 million of unamortized discounts and $34 million of unamortized debt issuance costs associated with the U.S. Treasury credit facilities and $367 million of unamortized discounts and $14 million of unamortized debt issuance costs associated with the EDC credit facilities. These charges are included in Loss on Extinguishment of Debt in the accompanying Consolidated Statements of Income.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12. Financial Liabilities —Continued

Amounts Available for Borrowing under Credit Facilities

As of December 31, 2013, our $1.3 billion Revolving Facility remains undrawn and the Tranche B Term Loan and Mexican development banks credit facilities remain fully drawn. Our $4.7 billion ($5.0 billion CAD) Gold Key Lease secured revolving credit facility remains undrawn as of December 31, 2013, however, no additional funding will be provided due to winding down the Gold Key Lease program.

Note 13. Income Taxes

The following table summarizes income (loss) before income taxes by jurisdiction (in millions of dollars):

	Years Ended December 31,
	2013	2012	2011
United States	$1,162	$971	$(15)
Foreign	1,042	971	396

Total	$2,204	$1,942	$381

The following table summarizes the allocation of income tax (benefit) expense as follows (in millions of dollars):

	Years Ended December 31,
	2013	2012	2011
Income from continuing operations	$(553)	$274	$198
Other comprehensive income	191	(5)	—

Total	$(362)	$269	$198

The following table summarizes income tax (benefit) expense (in millions of dollars):

	Years Ended December 31,
	2013	2012	2011
Current income tax expense:
Foreign	$369	$267	$210
State and local	11	7	5

	380	274	215

Deferred income tax (benefit) expense:
Foreign	(851)	8	(20)
State and local	(82)	(8)	3

	(933)	—	(17)

Total	$(553)	$274	$198

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13. Income Taxes —Continued

The significant components of deferred tax (benefit) expense were as follows (in millions of dollars):

	Years Ended December 31,
	2013	2012	2011
Deferred tax expense (benefit) (exclusive of the items below)	$29	$15	$(13)
Benefits of operating loss carryforwards	(10)	(12)	(7)
Adjustment due to changes in enacted tax rates or laws	4	(3)	3
Decrease in beginning-of-the-year valuation allowance (1)	(956)	—	—

Total	$(933)	$—	$(17)

(1)	In December 2013, we recognized a $962 million non-cash tax benefit related to the release of valuation allowances on certain deferred tax assets which is comprised of $956 million related to the beginning-of-the-year valuation allowance and $6 million related to current year activity.

Provisions are made for estimated foreign income taxes, less available tax credits and deductions, which may be incurred on the future repatriation of our share of our subsidiaries’ undistributed cumulative earnings which are not deemed to be permanently reinvested. There were no provisions recorded on temporary differences of approximately $2,463 million for U.S. income taxes and approximately $2,573 million for foreign withholding taxes because these differences are permanent in duration. This amount may become taxable upon a repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries. There are no plans to repatriate the retained earnings from these subsidiaries, as the earnings are permanently reinvested. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

A reconciliation of income tax (benefit) expense provided using the U.S. federal statutory tax rate of 35 percent to actual income taxes was as follows (in millions of dollars):

	Years Ended December 31,
	2013	2012	2011
Tax expense at U.S. federal statutory tax rate	$771	$680	$135
Limited liability company (income)/losses not subject to federal or state taxes	(348)	(296)	79
Adjustment to taxes receivable	(1)	2	(20)
Valuation allowances	(956)	(77)	6
Foreign statutory rate difference	(94)	(83)	(31)
Non-deductible expenses	24	9	(6)
Withholding taxes	77	27	10
Foreign currency translation	(26)	10	(26)
Prior year tax return adjustments	(8)	4	61
Other	8	(2)	(10)

	$(553)	$274	$198

Effective income tax rate	(25)%	14%	52%

The prior year financial information has been reclassified to conform with current year presentation.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13. Income Taxes —Continued

For the year ended December 31, 2013, the relationship between income tax (benefit) expense and the U.S. federal statutory tax rate differs primarily due to the release of the valuation allowances on certain of our net deferred tax assets. The difference is also due to income generated by us and certain of our 100 percent owned U.S. subsidiaries as we are a limited liability company (“LLC”) taxed as a partnership and substantially all of our 100 percent owned U.S. subsidiaries are LLCs that are disregarded entities for U.S. federal tax purposes. The difference is also due to differences between foreign statutory tax rates and the U.S. federal statutory tax rate.

For the year ended December 31, 2012, the relationship between income tax expense and the U.S. federal statutory tax rate differs primarily due to income generated by us and certain of our 100 percent owned U.S. subsidiaries as we are an LLC taxed as a partnership and substantially all of our 100 percent owned U.S. subsidiaries are LLCs that are disregarded entities for U.S. federal tax purposes. The difference is also due to differences between foreign statutory tax rates and the U.S. federal statutory tax rate.

For the year ended December 31, 2011, the relationship between income tax expense and the U.S. federal statutory tax rate differs primarily due to losses generated by us and our LLC’s. The difference is also due to adjustments made to prior year returns and differences between foreign statutory tax rates and the U.S. federal statutory tax rate.

As of December 31, 2013, we had approximately $83 million of total unrecognized tax benefits on uncertain tax positions. These are tax contingencies recorded, that if reversed due to a successful outcome, would favorably affect the income tax rate in future periods. Our practice is to recognize interest and penalties on uncertain tax positions in income tax expense. During the years ended December 31, 2013, 2012 and 2011, net interest expense of $3 million, $3 million and $2 million, respectively, was recognized in income tax expense. Accrued interest on uncertain tax positions was $12 million and $15 million as of December 31, 2013 and 2012, respectively.

A reconciliation of unrecognized tax benefits was as follows (in millions of dollars):

	Years Ended December 31,
	2013	2012	2011
Unrecognized tax benefits at beginning of period	$101	$140	$949
Settlements with tax authorities	(6)	(34)	(783)
Gross increases for tax positions of prior years	10	32	30
Gross decreases for tax positions of prior years	(17)	(37)	(52)
Exchange rate differences	(5)	—	(4)

Unrecognized tax benefits at end of period	$83	$101	$140

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

Note 13. Income Taxes —Continued

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

The final reassessment on the Canadian transfer pricing matter (“Final Reassessment”) resulted in $1.5 billion of additional taxes and interest associated with this matter being owed to the Canadian Tax Authorities. The Canadian Tax Authorities applied $751 million of payments previously made by us against the amount owing under the Final Reassessment and as of December 31, 2011, Daimler had fully reimbursed us for these amounts. In addition, during 2011 Daimler made payments of $660 million to the Canadian Tax Authorities related to this matter and we fully settled the remainder of the obligation in 2012. We did not receive any additional reimbursements from Daimler related to this matter during 2013 or 2012. As of December 31, 2013 and 2012, our tax receivable from Daimler associated with this matter was $58 million and $63 million, respectively, and is included in Prepaid Expenses and Other Assets in the accompanying Consolidated Balance Sheets.

Deferred tax assets and liabilities result from differences between assets and liabilities measured for financial reporting purposes and those measured for income tax return purposes. The table below summarizes the significant components of deferred tax assets and liabilities as of December 31 (in millions of dollars):

	2013	2012
Deferred Tax Assets
Accrued expenses	$535	$542
Postretirement health care and life insurance benefits	416	452
Property, plant and equipment	6	5
Pension liabilities and assets	41	222
Foreign NOL carryforwards	111	101
State and local taxes, including state NOL	107	103
Tax credit carryforwards	32	92
Other	61	73

Total Gross Deferred Tax Assets	1,309	1,590
Less: valuation allowance	(151)	(1,164)

Total Net Deferred Tax Assets	1,158	426
Deferred Tax Liabilities
Property, plant and equipment	315	333
State and local taxes, including state NOL	63	20
Lease transactions	1	3
Other	133	161

Total Deferred Tax Liabilities	512	517

Net Deferred Tax Assets/(Liabilities)	$646	$(91)

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13. Income Taxes —Continued

The 2013 state deferred tax assets consist of accrued expenses of $39 million, postretirement healthcare and life insurance benefits of $35 million, pension liabilities and assets of $28 million, and state net operating losses carryforward of $5 million. The 2013 state deferred tax liabilities consist of property, plant and equipment of $46 million and other deferred tax liabilities of $17 million, which includes deferred tax liabilities for indefinite-life intangible assets of $12 million.

The 2012 state deferred tax assets consist of accrued expenses of $44 million, postretirement health care and life insurance benefits of $43 million, pension liabilities and assets of $50 million, state net operating losses carryforward of $18 million, and other deferred tax assets of $7 million. The 2012 state deferred tax liabilities consist of property, plant and equipment of $59 million and other of $20 million, which includes deferred tax liabilities for indefinite-life intangible assets of $14 million. The 2012 presentation of the state deferred tax assets is a net amount of deferred tax assets of $103 million, which were subject to a full valuation allowance and net deferred liabilities of $20 million, which mainly consist of indefinite-life intangibles which were not subject to valuation allowance.

Deferred tax assets included the following tax credit and net operating loss (“NOL”) carryforwards as of December 31 (in millions of dollars):

		2013		2012
	Expiration	Deferred Tax Asset	Valuation Allowance	Deferred Tax Asset	Valuation Allowance
Tax credit carryforwards:
Canada	2014 – 2029	$3	$—	$26	$(26)
Mexico	2014 – 2015	27	(23)	56	(52)
Other Foreign	2014 – 2020	2	(2)	10	(10)

Total		$32	$(25)	$92	$(88)

NOL carryforwards:
U.S. NOLs, net	2030 – 2031	$5	$(3)	$18	$(18)
Foreign NOLs, net
Mexico	2017 – 2023	31	(31)	31	(31)
Other	2014 – 2031	9	(9)	9	(9)
	Indefinite	71	(71)	61	(61)

Total		$116	$(114)	$119	$(119)

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

Our deferred tax assets consist primarily of those of our subsidiaries in foreign jurisdictions. We have concluded that positive evidence, including achievement of sustained profitability as of December 31, 2013, outweighs our negative evidence and as a result we released a majority of our valuation allowances in respect of our net deferred tax assets as of December 31, 2013. As we have previously disclosed, our subsidiaries in foreign jurisdictions are highly dependent on our North American operations, which consists primarily of our U.S. operations. We believe we have achieved a level of sustained profitability for our U.S. operations, arising from

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13. Income Taxes —Continued

improvements in management and business strategies since the 363 Transaction, as well as the achievement of a substantial portion of the financial and performance objectives as presented in the 2010-2014 Business Plan supported by improvements to product mix, higher international sales and the successful implementation of several new product development programs. Further, the closure of Fiat’s acquisition of the remainder of Chrysler Group’s equity on January 21, 2014, solidifies the future alliance with Fiat. Refer to Note 25 Subsequent Events for further information. At December 31, 2013, our valuation allowance on net deferred tax assets was $151 million and is a decrease of $1,013 million from the prior year balance of $1,164 million.

Note 14. Commitments, Contingencies and Concentrations

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

Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. We establish an accrual in connection with pending or threatened litigation if a loss is probable and can be reasonably estimated. Since these accruals represent estimates, it is reasonably possible that the resolution of some of these matters could require us to make payments in excess of the amounts accrued. It is also reasonably possible that the resolution of some of the matters for which accruals could not be made may require us to make payments in an amount or range of amounts that could not be reasonably estimated at December 31, 2013.

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

Environmental Matters

We are subject to potential liability under government regulations and various claims and legal actions that are pending or may be asserted against us concerning environmental matters. Estimates of future costs of such environmental matters are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which we may have remediation responsibility and the apportionment and collectability of remediation costs among responsible parties. We establish reserves for these environmental matters when a loss is probable and reasonably estimable. It is reasonably possible that the final resolution of some of these matters may require us to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the final resolution of any such matters could have a material

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14. Commitments, Contingencies and Concentrations —Continued

Environmental Matters —Continued

effect on our operating results for the particular reporting period in which an adjustment to the estimated reserve is recorded, we believe that any resulting adjustment would not materially affect our consolidated financial position or cash flows.

Voluntary Service Actions and Recall Actions

We periodically initiate voluntary service and recall actions to address various customer satisfaction, safety and emissions issues related to vehicles we sell. We establish reserves for product warranty obligations, including the estimated cost of these service and recall actions, when the related sale is recognized. Refer to Note 11, Accrued Expenses and Other Liabilities, for additional information. The estimated future costs of these actions are based primarily on historical claims experience for our vehicles.

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

Commercial Commitments

Certain major tier one and other automotive suppliers have short-term liquidity constraints due to the lack of available credit. In certain circumstances, we have provided financial support to such suppliers to avoid prolonged interruptions in the supply of components to us. Financial support includes, but is not limited to, parts re-pricing, debtor-in-possession loans, bridge loans, inventory financing and capital expenditure advances. In addition to parts re-pricing actions, we have recorded net charges of $34 million, $19 million and $41 million for financing support to suppliers for the years ended December 31, 2013, 2012 and 2011, respectively, which are included in Cost of Sales in the accompanying Consolidated Statements of Income.

Restricted Cash

Restricted cash, which includes cash equivalents, was $333 million at December 31, 2013. Restricted cash included $247 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler and $86 million of collateral for other contractual agreements.

Concentrations

Suppliers

Although we have not experienced any significant deterioration in our annual production volumes as a result of materials or parts shortages, we have from time to time experienced short term interruptions and variability in quarterly production schedules as a result of temporary supply constraints or disruptions in the availability of raw materials, parts and components as a result of natural disasters and other unexpected events. Additionally, we

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14. Commitments, Contingencies and Concentrations —Continued

Concentrations —Continued

Suppliers —Continued

regularly source systems, components, parts, equipment and tooling from a sole provider or limited number of providers. Therefore, we are at risk for production delays and losses should any supplier fail to deliver goods and services on time. We continuously work with our suppliers to monitor potential supply constraints and to mitigate the effects of any emerging shortages on our production volumes and revenues. We also maintain insurance coverage for certain losses we might incur due to shortages or other supplier disruptions. During the year ended December 31, 2012, we recognized insurance recoveries totaling $76 million related to losses sustained in 2011 due to supply disruptions. These recoveries were recognized as a reduction to Cost of Sales in the accompanying Consolidated Statements of Income. The proceeds from these recoveries were fully collected as of December 31, 2012. There were no similar insurance recoveries during the years ended December 31, 2011 and 2013.

Employees

In the U.S. and Canada combined, substantially all of our hourly employees and approximately 20 percent of our salaried employees were represented by unions under collective bargaining agreements, which represented approximately 64 percent of our worldwide workforce as of December 31, 2013. The UAW and Unifor (which resulted from the merger of the CAW and the Communications, Energy and Paperworkers Union of Canada in September 2013) represent substantially all of these represented employees in the U.S. and Canada, respectively.

Other Matters

SCUSA Private-Label Financing Agreement

In February 2013, Chrysler Group entered into a private-label financing agreement with Santander Consumer USA Inc. (“SCUSA”), an affiliate of Banco Santander (the “SCUSA Agreement”). The new financing arrangement launched on May 1, 2013. Under the SCUSA Agreement, SCUSA provides a wide range of wholesale and retail financing services to our dealers and consumers in accordance with its usual and customary lending standards, under the Chrysler Capital brand name. The financing services include credit lines to finance our dealers’ acquisition of vehicles and other products that we sell or distribute, retail loans and leases to finance consumer acquisitions of new and used vehicles at our dealerships, financing for commercial and fleet customers, and ancillary services. In addition, SCUSA will work with dealers to offer them construction loans, real estate loans, working capital loans and revolving lines of credit.

Under the new financing arrangement, SCUSA has agreed to specific transition milestones for the initial year following launch. If the transition milestones are met, or otherwise satisfactory to us, the SCUSA Agreement will have a ten-year term, subject to early termination in certain circumstances, including the failure by a party to comply with certain of its ongoing obligations under the SCUSA Agreement. In accordance with the terms of the agreement, SCUSA provided us an upfront, nonrefundable payment of $150 million in May 2013, which was recognized as deferred revenue and will be amortized over ten years. As of December 31, 2013, $140 million remained in Deferred Revenue in the accompanying Consolidated Balance Sheets.

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

Ally Auto Finance Operating Agreement and Repurchase Obligations

In April 2013, the Auto Finance Operating Agreement between Chrysler Group and Ally, which we refer to as the “Ally Agreement”, was terminated. Notwithstanding the termination of the Ally Agreement, we anticipate that Ally will continue to provide wholesale and retail financing to our dealers and retail customers in the U.S. in accordance with its usual and customary lending standards. Our dealers and retail customers also obtain funding from other financing sources.

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

As of December 31, 2013, the maximum potential amount of future payments required to be made to Ally under this guarantee was approximately $230 million and was based on the aggregate repurchase value of eligible vehicles financed by Ally in our U.S. dealer stock. If vehicles are required to be repurchased under this arrangement, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at December 31, 2013, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.

On February 1, 2013, the Canadian automotive finance business of Ally was acquired by the Royal Bank of Canada (“RBC”). Dealers with financing through Ally were offered new lending agreements with RBC, as the Ally-financing arrangements did not transfer with the sale. As such, Chrysler Group no longer has an obligation to repurchase dealer inventory in Canada that was acquired prior to February 1, 2013 and was financed by Ally.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14. Commitments, Contingencies and Concentrations —Continued

Other Matters —Continued

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

As of December 31, 2013, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $361 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at December 31, 2013, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.

Arrangements with Key Suppliers

From time to time, in the ordinary course of our business, we enter into various arrangements with key suppliers in order to establish strategic and technological advantages. A limited number of these arrangements contain unconditional purchase obligations to purchase a fixed or minimum quantity of goods and/or services with fixed and determinable price provisions. Purchases under these arrangements from third parties were $222 million, $437 million and $674 million for the years ended December 31, 2013, 2012 and 2011, respectively. Future minimum purchase obligations under these arrangements as of December 31, 2013 were as follows (in millions of dollars):

2014	$271
2015	211
2016	151
2017	85
2018	13
2019 and thereafter	30

In addition, certain of the arrangements we have entered into with Fiat contain unconditional purchase obligations to purchase a fixed or minimum quantity of goods and/or services with fixed and determinable price provisions. Purchases under these arrangements were $372 million, $383 million and $305 million for the years ended December 31, 2013, 2012 and 2011, respectively. Future minimum purchase obligations under these arrangements as of December 31, 2013 were as follows (in millions of dollars):

2014	$4
2015	3
2016	2
2017	2
2018	—
2019 and thereafter	—

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14. Commitments, Contingencies and Concentrations —Continued

Other Matters —Continued

Arrangements with Key Suppliers —Continued

We also enter into similar arrangements containing unconditional purchase obligations to purchase a minimum quantity of goods for which pricing is variable, and therefore do not have fixed and determinable future payment streams. Under these arrangements we are obligated to make payments or receive reimbursements if our purchase volumes are outside a specified range of values. Purchases from third parties under these arrangements were $412 million, $441 million and $346 million for the years ended December 31, 2013, 2012 and 2011, respectively. We did not have any purchases from unconsolidated related companies under these arrangements.

Lease Commitments

The majority of our lease payments are for operating leases. As of December 31, 2013, the future minimum rental commitments under operating leases with non-cancelable lease terms in excess of one year were as follows (in millions of dollars):

2014	$137
2015	109
2016	92
2017	76
2018	55
2019 and thereafter	187

Future minimum lease commitments have not been reduced by minimum sublease rental income of $60 million due in the future under non-cancelable subleases. Rental expense under operating leases was $187 million, $174 million and $175 million for the years ended December 31, 2013, 2012 and 2011, respectively. We received sublease rentals of $21 million, $20 million and $24 million during the years ended December 31, 2013, 2012 and 2011, respectively.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15. Fair Value Measurements

The following summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31 (in millions of dollars):

	2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$12,129	$1,215	$—	$13,344
Restricted cash	333	—	—	333
Derivatives:
Currency forwards and swaps	—	119	—	119
Commodity swaps and options	—	8	6	14

Total	$12,462	$1,342	$6	$13,810

Liabilities:
Derivatives:
Currency forwards and swaps	$—	$15	$—	$15
Commodity swaps and options	—	11	3	14

Total	$—	$26	$3	$29

	2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$10,685	$929	$—	$11,614
Restricted cash	371	—	—	371
Derivatives:
Currency forwards and swaps	—	6	—	6
Commodity swaps	—	18	12	30

Total	$11,056	$953	$12	$12,021

Liabilities:
Derivatives:
Currency forwards and swaps	$—	$44	$—	$44
Commodity swaps	—	8	3	11

Total	$—	$52	$3	$55

During the years ended December 31, 2013 and 2012, there were no transfers between Level 1 and Level 2 or into or out of Level 3.

We enter into over-the-counter currency forward and swap contracts to manage our exposure to risk relating to changes in foreign currency exchange rates. We estimate the fair value of currency forward and swap contracts by discounting future net cash flows derived from market-based expectations for exchange rates to a single present value.

We enter into over-the-counter commodity swaps and options to manage our exposure to risk relating to changes in market prices of various commodities. Swap contracts are fair valued by discounting future net cash flows derived from market-based expectations for commodity prices to a single present value. Options contracts are fair

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15. Fair Value Measurements —Continued

valued using variations of the Black Scholes option pricing model. For certain commodities within our portfolio, market-based expectations of these prices are less observable, and alternative sources are used to develop these inputs. We have classified these commodity swaps as Level 3 within the fair value hierarchy.

We take into consideration credit valuation adjustments on both assets and liabilities taking into account credit risk of our counterparties and non-performance risk as described in Note 16, Derivative Financial Instruments and Risk Management.

The following summarizes the changes in Level 3 items measured at fair value on a recurring basis (in millions of dollars):

	Years Ended December 31,
	2013	2012	2011
Derivatives Assets (Liabilities):
Balance at beginning of the period	$9	$(35)	$41
Total realized and unrealized gains (losses):
Included in Net Income (Loss) (1)	8	(30)	39
Included in Other Comprehensive Income (Loss) (2)	(3)	45	(83)
Settlements (3)	(11)	29	(32)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value at end of the period	$3	$9	$(35)

Changes in unrealized losses relating to instruments held at end of period (1)	$—	$—	$—

(1)	The related realized and unrealized gains (losses) are recognized in Cost of Sales in the accompanying Consolidated Statements of Income.
(2)	The related realized and unrealized gains (losses) are recognized in Derivatives, net in the accompanying Consolidated Statements of Comprehensive Income (Loss).
(3)	There were no purchases, issuances or sales during the years ended December 31, 2013, 2012 and 2011.

The following summarizes the unobservable inputs related to Level 3 items measured at fair value on a recurring basis as of December 31, 2013:

	Net Asset (in millions of dollars)	Valuation Technique	Unobservable Input	Range	Unit of Measure
Commodity swaps	$3	Discounted	Platinum forward points	$ 0.27 — $10.02	Per troy ounce
		cash flow	Palladium forward points	$ 0.15 — $ 5.31	Per troy ounce
			Natural gas forward points	$(0.15) — $ 0.29	Per giga-joule

The forward points that were used in the valuation of platinum, palladium and certain natural gas contracts were deemed unobservable. Significant increases or decreases in any of the unobservable inputs in isolation would not significantly impact our fair value measurements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15. Fair Value Measurements —Continued

The carrying amounts and estimated fair values of our financial instruments as of December 31 were as follows (in millions of dollars):

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$13,344	$13,344	$11,614	$11,614
Restricted cash	333	333	371	371
Financial liabilities (1)	12,301	13,407	12,603	13,643
Derivatives:
Included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets	133	133	36	36
Included in Accrued Expenses and Other Liabilities	29	29	55	55

(1)	The fair value of financial liabilities includes $6.5 billion measured utilizing Level 2 inputs and $6.9 billion measured utilizing Level 3 inputs at December 31, 2013.

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

Derivative instruments

The fair value of derivative instruments are based on pricing models or formulas using current estimated cash flow and discount rate assumptions.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16. Derivative Financial Instruments and Risk Management

Derivative instruments

All derivative instruments are recognized in the accompanying Consolidated Balance Sheets at fair value. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. The fair values of our derivative financial instruments are based on pricing models or formulas using current estimated cash flow and discount rate assumptions. We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. The adjustment is estimated based on the net exposure by counterparty. We use an estimate of the counterparty’s non-performance risk when we are in a net asset position and an estimate of our own non-performance risk when we are in a net liability position. As of December 31, 2013 and 2012, the adjustment for non-performance risk did not materially impact the fair value of derivative instruments.

The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single–A or better. The aggregate fair value of derivative instruments in asset positions as of December 31, 2013 and 2012 was $133 million and $36 million, respectively, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss that we would recognize if all counterparties failed to perform as contracted could be significantly lower.

The terms of the agreements with our counterparties for foreign currency exchange and commodity hedge contracts require us to post collateral when derivative instruments are in a liability position, subject to posting thresholds. In addition, these agreements contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding net asset or liability positions. These cross-default provisions could be triggered if there was a non-performance event under certain debt obligations. The fair value of the related gross liability positions as of December 31, 2013 and 2012, which represent our maximum potential exposure, were $29 million and $55 million, respectively. As of December 31, 2012, we posted $24 million as collateral for foreign exchange and commodity hedge contracts that were outstanding at year end. Per the terms of our agreements, no collateral was required to be posted as of December 31, 2013.

The following presents the gross and net amounts of our derivative assets and liabilities after giving consideration to the terms of the master netting arrangements with our counterparties as of December 31 (in millions of dollars):

	2013		2012
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amounts recognized in the Consolidated Balance Sheets	$133	$29	$36	$55
Gross amounts not offset in the Consolidated Balance Sheets that are eligible for offsetting
Derivatives	(24)	(24)	(24)	(24)
Cash collateral pledged	—	—	—	(24)

Net Amount	$109	$5	$12	$7

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16. Derivative Financial Instruments and Risk Management —Continued

Derivative instruments —Continued

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

Changes in the fair value of designated derivatives that are highly effective as cash flow hedges are recorded in AOCI, net of estimated income taxes. These changes in the fair value are then released into earnings contemporaneously with the earnings effects of the hedged items. Cash flows associated with cash flow hedges are reported in Net Cash Provided by Operating Activities in the accompanying Consolidated Statements of Cash Flows. The ineffective portions of the fair value changes are recognized in the results of operations immediately. The amount of ineffectiveness recorded for the years ended December 31, 2013 and 2012 was immaterial. Our cash flow hedges mature within 17 months.

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

The following summarizes the fair values of derivative instruments designated as cash flow hedges which were outstanding as of December 31 (in millions of dollars):

	2013
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$2,494	$107	$(12)
Commodity swaps	212	9	(3)

Total	$2,706	$116	$(15)

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16. Derivative Financial Instruments and Risk Management —Continued

Cash Flow Hedges —Continued

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

The following summarizes the pre-tax effect of gains (losses) recorded in other comprehensive income (loss) and reclassified from AOCI to income (in millions of dollars):

	Year Ended December 31, 2013
	AOCI as of January 1, 2013	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of December 31, 2013
Currency forwards and swaps	$(40)	$230	$84	$106
Commodity swaps	4	7	3	8

Total	$(36)	$237	$87	$114

	Year Ended December 31, 2012
	AOCI as of January 1, 2012	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of December 31, 2012
Currency forwards and swaps	$57	$(103)	$(6)	$(40)
Commodity swaps	(51)	11	(44)	4

Total	$6	$(92)	$(50)	$(36)

	Year Ended December 31, 2011
	AOCI as of January 1, 2011	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of December 31, 2011
Currency forwards and swaps	$(74)	$35	$(96)	$57
Commodity swaps	42	(62)	31	(51)

Total	$(32)	$(27)	$(65)	$6

We expect to reclassify existing pre-tax net gains of $112 million from AOCI to income within the next 12 months.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16. Derivative Financial Instruments and Risk Management —Continued

Derivatives Not Designated as Hedges

Some derivatives do not qualify for hedge accounting; for others, we elect not to apply hedge accounting. We use derivatives to economically hedge our financial and operational exposures. Unrealized and realized gains and losses related to derivatives that are not designated as accounting hedges are included in Revenues, Net or Cost of Sales in the accompanying Consolidated Statements of Income as appropriate depending on the nature of the risk being hedged. Cash flows associated with derivatives that are not designated as hedges are reported in Net Cash Provided by Operating Activities in the accompanying Consolidated Statements of Cash Flows.

The following summarizes the fair values of derivative instruments not designated as hedges as of December 31 (in millions of dollars):

	2013
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$427	$12	$(3)
Commodity swaps and options	396	5	(11)

Total	$823	$17	$(14)

	2012
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$324	$2	$(1)
Commodity swaps	399	17	(3)

Total	$723	$19	$(4)

(1)	The related derivative instruments are recognized in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets in the accompanying Consolidated Balance Sheets.
(2)	The related derivative instruments are recognized in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets.

The following summarizes the effect of derivative instruments not designated as hedges in the respective financial statement captions of the accompanying Consolidated Statements of Income (in millions of dollars):

		Years Ended December 31,
	Financial Statement Caption	2013	2012	2011
		Gain (Loss)	Gain (Loss)	Gain (Loss)
Currency forwards and swaps	Revenues, Net	$43	$(13)	$4
Commodity swaps and options	Cost of Sales	(60)	7	(105)
Interest rate swaps	Cost of Sales	—	—	1

Total		$(17)	$(6)	$(100)

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

The fair value of each unit issued under the plans is based on the fair value of our membership interests. Each unit represents a “Chrysler Group Unit,” which is equal to 1/600th of the value of a Class A Membership Interest. Since there is no publicly observable trading price for our membership interests, fair value was determined using a discounted cash flow methodology. This approach, which is based on projected cash flows, is used to estimate our enterprise value. The fair value of our outstanding interest bearing debt as of the measurement date is deducted from our enterprise value to arrive at the fair value of equity. This amount is then divided by the total number of Chrysler Group Units, as determined above, to estimate the fair value of a single Chrysler Group Unit.

The significant assumptions used in the contemporaneous calculation of fair value at each issuance date and for each period included the following:

•	Four years of annual projections prepared by management that reflect the estimated after-tax cash flows a market participant would expect to generate from operating the business;

•	A terminal value which was determined using a growth model that applied a 2.0 percent long-term growth rate to our projected after-tax cash flows beyond the four year window. The long-term growth rate was based on our internal projections, as well as industry growth prospects;

•	An estimated after-tax weighted average cost of capital ranging from 16.0 percent to 16.5 percent in both 2013 and 2012, and 14.4 percent to 16.5 percent in 2011; and

•	Projected worldwide factory shipments ranging from approximately 2.4 million vehicles in 2012 to approximately 3.3 million vehicles in 2017.

In 2011, the implied fair value of the Company, resulting from the transactions through which Fiat acquired beneficial ownership of the membership interests previously held by the U.S. Treasury and Canadian Government, was used to corroborate the values determined using the discounted cash flow methodology. There were no such transactions during 2012 and 2013. On January 21, 2014, Fiat acquired the VEBA Trust’s remaining membership interest in Chrysler Group. Refer to Note 25, Subsequent Events, for additional information. The implied fair value of the Company resulting from this transaction, along with certain other factors, was used to corroborate the fair value determined at December 31, 2013 using our discounted cash flow methodology.

Based on the discounted cash flow methodology, the per unit fair value of a Chrysler Group Unit, calculated based on the Chrysler Group Units of 980 million, was $10.47, $9.00 and $7.63 at December 31, 2013, 2012 and 2011, respectively. All per unit fair values include a discount for lack of marketability of 10 percent.

As of December 31, 2013, 29,400,000 units are authorized to be granted for the RSU Plan, Director RSU Plan and 2012 LTIP Plan. There is no limit on the number of Phantom Shares authorized under the DPS Plan. Upon adoption of the 2012 LTIP Plan, we agreed to cease making further grants under the RSU Plan and DPS Plan. The plans are described in more detail below.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17. Share-Based Compensation —Continued

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

As of December 31, 2013, there are no Class B Membership Interests issued and outstanding. The method by which the Class B Membership Interests were converted into Class A Membership Interests required that the Class B Membership Interests represent a portion of the total Class A Membership Interests equal to the aggregate Class B Membership Interests immediately prior to such conversion.

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

During 2011, we achieved two of the Class B Events described in our governance documents and Fiat exercised its incremental equity call option. In each case, Fiat’s ownership interest in the Company increased through the dilution of the outstanding Class A Membership Interests and consequently, the value of a Chrysler Group Unit. Refer to Note 19, Other Transactions with Related Parties, for additional information regarding these events. In addition, in July 2011 Fiat acquired all of the Class A Membership Interests in the Company previously held by the U.S. Treasury and the Canadian Government. This did not impact the anti-dilution adjustment calculation. Therefore, in September 2011, and in accordance with the terms of our share-based compensation plans, the number of Chrysler Group Units authorized and granted was adjusted to preserve the economic value of the awards previously granted in order to offset the dilutive effect of changes in Fiat’s ownership interests. At the time the adjustment was made, the Class B Membership Interests represented a 30 percent aggregate ownership interest in the Company. However, we determined that it would be appropriate to convert the Class B Membership Interests into Class A Membership Interests assuming they represented a 35 percent aggregate ownership interest in the Company, which took into consideration our achievement of the third and final Class B Event, which occurred in January 2012. While the third and final Class B Event had not yet been achieved at the time the adjustment was made, we determined that it was probable that it would be achieved in the near term, and that upon achievement, it would further dilute the outstanding Class A Membership Interests.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17. Share-Based Compensation —Continued

Anti-Dilution Adjustment —Continued

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

There were no further capital structure changes in 2013 and 2012 that required an anti-dilution adjustment.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17. Share-Based Compensation —Continued

2012 Long Term Incentive Plan —Continued

During the year ended December 31, 2013, we granted 587,091 LTIP PSUs and 1,628,822 LTIP RSUs under our 2012 LTIP Plan. During the year ended December 31, 2012, we granted 8,450,275 LTIP PSUs and 1,835,833 LTIP RSUs under the plan. These liability-classified awards are included in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets.

During the years ended December 31, 2013 and 2012, compensation expense of approximately $48 million and $31 million, respectively, was recognized for the 2012 LTIP Plan. The corresponding tax benefit in all periods was insignificant. Total unrecognized compensation expense at December 31, 2013 was approximately $44 million. Expense will be recognized over the remaining service periods based upon our assessment of the performance conditions being achieved. Payments under this plan were approximately $5 million during the year ended December 31, 2013. Payments made during the year ended December 31, 2012, in respect of these awards were not material.

The following summarizes the activity related to the 2012 LTIP Plan awards issued to our employees:

	Year Ended December 31, 2013
	LTIP RSU	Weighted Average Grant Date Fair Value	LTIP PSU	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	1,805,123	7.63	8,419,684	7.63
Granted	1,628,822	9.00	587,091	9.33
Vested	(615,315)	7.65	—	—
Forfeited	(120,423)	8.22	(589,264)	7.64

Non-vested at end of period	2,698,207	8.43	8,417,511	7.75

	Year Ended December 31, 2012
	LTIP RSU	Weighted Average Grant Date Fair Value	LTIP PSU	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	—	—	—	—
Granted	1,835,833	7.63	8,450,275	7.63
Vested	(20,123)	7.63	—	—
Forfeited	(10,587)	7.63	(30,591)	7.63

Non-vested at end of period	1,805,123	7.63	8,419,684	7.63

Restricted Stock Unit Plans

RSU Plan

There were no awards issued under our RSU Plan during 2013. During the years ended December 31, 2012 and 2011, 1,266,267 RSUs and 2,749,696 RSUs, respectively, were granted under this plan. RSUs represent a contractual right to receive a payment in an amount equal to the fair value of one Chrysler Group Unit, as defined above.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17. Share-Based Compensation —Continued

Restricted Stock Unit Plans —Continued

RSU Plan —Continued

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

In September 2012, our Compensation Committee approved a modification to the second tranche of RSUs. The modification removed the performance condition requiring an IPO to occur prior to the award vesting. Prior to this modification, the second tranche of the 2009 and 2010 RSUs were equity-classified awards. In connection with the modification of these awards, we determined that it was no longer probable that the awards would be settled with company stock. In September 2012, we reclassified the second tranche of the 2009 and 2010 RSUs from equity-classified awards to liability-classified awards. As a result of this modification, additional compensation expense of $16 million was recognized during 2012.

For RSUs granted to employees in 2011 and 2012, vesting occurs if the participant is continuously employed through the third anniversary of the grant date.

As of December 31, 2013, all RSUs are included in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets. The settlement of these awards will be in cash. However, if the Company were to complete an IPO, the awards may be settled in company stock and would then be accounted for as a modification from a liability-classified award to an equity-classified award.

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

During the years ended December 31, 2013, 2012 and 2011, we granted 161,290 RSUs, 200,256 RSUs and 50,140 RSUs under our Directors’ RSU Plan, respectively. Awards issued and outstanding under this plan as of December 31, 2013 will vest in June 2014. These liability-classified awards are included in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets. Settlement of the awards will be made within 60 days of the director’s cessation of service on our Board and will be paid in cash. However, if we were to complete an IPO, the awards may be settled in stock and would then be accounted for as a modification from a liability-classified award to an equity-classified award.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17. Share-Based Compensation —Continued

Restricted Stock Unit Plans —Continued

Directors’ RSU Plan —Continued

During the years ended December 31, 2013, 2012 and 2011, compensation expense of $19 million, $36 million and $18 million, respectively was recognized in total for both of the RSU plans. Compensation expense for the year ended December 31, 2012, includes the additional expense recognized in connection with the modification that occurred in September 2012. The corresponding tax benefit in all periods was insignificant. Total unrecognized compensation expense at December 31, 2013 for both of the RSU plans was $5 million and will be recognized over the remaining service periods. Payments under these plans were $27 million, $4 million and $6 million during the years ended December 31, 2013, 2012 and 2011, respectively.

The following summarizes the activity related to RSUs issued to our employees and non-employee directors:

	Years Ended December 31,
	2013		2012		2011
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	4,735,442	$5.73	5,952,331	$3.25	5,220,692	$1.20
Granted	161,290	9.92	1,466,523	7.68	2,799,836	5.76
Vested	(977,573)	3.46	(2,586,060)	1.22	(1,331,943)	1.20
Forfeited	(225,403)	6.96	(97,352)	6.14	(736,254)	1.99

Non-vested at end of period	3,693,756	6.49	4,735,442	5.73	5,952,331	3.25

Deferred Phantom Shares Plan

Under the DPS Plan, phantom shares of the Company (“Phantom Shares”) were granted to certain key employees and to our Chief Executive Officer for his service as a member of our Board of Directors and vested immediately on the grant date and will be settled in cash. The Phantom Shares are redeemable in three equal annual installments. Phantom Shares represent a contractual right to receive a payment in an amount equal to the fair value of one Chrysler Group Unit, as defined above. During the years ended December 31, 2013, 2012 and 2011, compensation expense of $1 million, $3 million and $18 million, respectively, was recognized for the DPS Plan. The corresponding tax benefit was insignificant in all periods. During the years ended December 31, 2013 and 2012, payments of $12 million and $27 million, respectively, were made under this plan. No payments were made during the year ended December 31, 2011.

These liability-classified awards are included in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17. Share-Based Compensation —Continued

Deferred Phantom Shares Plan —Continued

The following summarizes the activity related to the Phantom Shares issued:

	Years Ended December 31,
	2013		2012		2011
	Deferred Phantom Shares	Weighted Average Grant Date Fair Value	Deferred Phantom Shares	Weighted Average Grant Date Fair Value	Deferred Phantom Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	1,508,785	$3.54	4,944,476	$2.37	3,988,292	$1.44
Granted and vested	—	—	—	—	956,184	6.23
Settled	(1,190,054)	2.82	(3,435,691)	1.85	—	—

Outstanding at end of period	318,731	6.22	1,508,785	3.54	4,944,476	2.37

Note 18. Employee Retirement and Other Benefits

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

We also sponsor defined contribution plans for certain of our hourly and salaried employees. During the years ended December 31, 2013, 2012 and 2011, contribution expense related to these plans was $60 million, $32 million and $13 million, respectively.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18. Employee Retirement and Other Benefits —Continued

Plan Amendments to U.S. and Canada Salaried Defined Benefit Pension Plans —Continued

The following summarizes the effects of the interim remeasurement, curtailment gain and plan amendments as a result of the changes to the plans recognized during the year ended December 31, 2013 (in millions of dollars):

	Remeasurement	Curtailment Gain and Plan Amendments	Total
	Increase (Decrease)
Prepaid pension expense (included in Prepaid Expenses and Other Assets)	$(9)	$—	$(9)
Net pension benefit obligation (included in Accrued Expenses and Other Liabilities)	(562)	(218)	(780)
Actuarial and curtailment gains included in AOCI	553	316	869
Prior service cost included in AOCI	—	(98)	(98)

Termination of Legal Services Plan

In accordance with the 2011 UAW collective bargaining agreement provisions, a plan which provided legal services as a postretirement benefit to our UAW represented employees and retirees was terminated effective December 31, 2013. Accordingly, we recognized a $91 million negative plan amendment on December 31, 2011, which resulted in negative prior service cost which was recorded in AOCI and was fully amortized into Selling, Administrative and Other Expenses as of December 31, 2013.

Transfer of VEBA Trust Assets and Obligations to the UAW Retiree Medical Benefits Trust

In connection with the VEBA Settlement Agreement, we created the UAW Postretirement Health Care Plan, which was responsible for paying all postretirement health care claims incurred by our UAW vested retirees from June 10, 2009 through January 1, 2010. On January 1, 2010, the VEBA Trust assumed responsibility for all claims incurred by our UAW retirees subsequent to January 1, 2010, with the exception of claims incurred by retirees who participated in an early retirement program offered by Old Carco during the period from April 28, 2009 through May 25, 2009 (“Window Period”). For these individuals, we had an obligation to pay all claims incurred for 24 months from the date the individual retired. Refer to Note 12, Financial Liabilities, for additional information regarding the VEBA Settlement Agreement.

On January 1, 2010, and in accordance with the terms of the VEBA Settlement Agreement, we transferred plan assets to the VEBA Trust and thereby were discharged of benefit obligations related to postretirement healthcare for certain UAW retirees. As a result of this settlement, we derecognized the associated other postretirement benefits (“OPEB”) obligation and we recognized a financial liability for the VEBA Trust Note at fair value.

As of May 2011, the VEBA Trust assumed responsibility for all claims incurred by the retirees who participated in an early retirement program during the Window Period. As a result of actual claims being less than anticipated and as there was no remaining obligation related to this program we recognized a gain of $21 million during the year ended December 31, 2011.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18. Employee Retirement and Other Benefits —Continued

Benefit Obligations and Related Plan Assets

The following summarizes the changes in benefit obligations and related plan assets, as well as the status of the plans (in millions of dollars):

	Years Ended December 31,
	2013		2012
	Pension Benefits	OPEB	Pension Benefits	OPEB
Change in benefit obligations:
Benefit obligations at beginning of period	$34,837	$3,073	$31,980	$2,729
Service cost	368	30	324	24
Interest cost	1,343	120	1,514	135
Employee contributions	10	—	10	—
Amendments and benefit changes	(218)	(1)	25	(7)
Remeasurement effect related to curtailment and plan amendment	(570)	—	—	—
Actuarial (gain) loss	61	(12)	(98)	68
Discount rate change	(2,135)	(281)	3,174	299
Benefits paid	(2,191)	(172)	(2,262)	(189)
Special early retirement programs	1	—	1	—
Other, primarily currency translation	(400)	(33)	169	14

Benefit obligations at end of period	$31,106	$2,724	$34,837	$3,073

Change in plan assets:
Fair value of plan assets at beginning of period	$25,972	$—	$25,444	$—
Actual return on plan assets	1,640	—	2,378	—
Employee contributions	10	—	10	—
Company contributions —to pension trust	552	—	237	—
Company contributions —directly to pay benefits	32	172	17	189
Amendments and benefit changes	—	—	17	—
Remeasurement effect related to curtailment and plan amendment	(17)	—	—	—
Benefits paid	(2,191)	(172)	(2,262)	(189)
Other, primarily currency translation	(344)	—	131	—

Fair value of plan assets at end of period	$25,654	$—	$25,972	$—

Funded status of plans	$(5,452)	$(2,724)	$(8,865)	$(3,073)

Amounts recognized on the balance sheet:
Prepaid expense and other assets	$137	$—	$114	$—
Current liabilities	(11)	(176)	(1)	(187)
Long-term liabilities	(5,578)	(2,548)	(8,978)	(2,886)

Total	$(5,452)	$(2,724)	$(8,865)	$(3,073)

Amounts recognized in accumulated other comprehensive loss:
Unrealized actuarial net loss and other	$(3,529)	$(527)	$(6,378)	$(854)
Unrealized prior service (cost) credit	(103)	10	(10)	52

Total	$(3,632)	$(517)	$(6,388)	$(802)

Accumulated benefit obligation (“ABO”) at December 31	$31,049		$34,432
Pension plans in which ABO exceeds plan assets at December 31:
ABO	$25,715		$33,938
Fair value of plan assets	20,160		25,363
Pension plans in which projected benefit obligation (“PBO”) exceeds plan assets at December 31:
PBO	$25,749		$34,343
Fair value of plan assets	20,160		25,363

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18. Employee Retirement and Other Benefits —Continued

Benefit Costs and Other Changes in Plan Assets and Benefit Obligations Recognized in AOCI

The components of benefit cost and other changes in plan assets and benefit obligations recognized in AOCI were as follows (in millions of dollars):

	Years Ended December 31,
	2013		2012		2011
	Pension Benefits	OPEB	Pension Benefits	OPEB	Pension Benefits	OPEB
Net periodic benefit cost:
Service cost	$368	$30	$324	$24	$263	$21
Interest cost	1,343	120	1,514	135	1,525	141
Expected return on plan assets	(1,843)	—	(1,811)	—	(1,828)	—
Recognition of net actuarial losses	271	47	101	26	—	13
Amortization of prior service cost (credit)	7	(42)	—	(40)	—	(11)
Gain on VEBA claims adjustment	—	—	—	—	—	(21)
Other	4	—	—	—	—	—

Net periodic benefit costs (credit)	150	155	128	145	(40)	143
Special early retirement cost	1	—	1	—	77	4

Total benefit costs	$151	$155	$129	$145	$37	$147

Other comprehensive (income) loss:
Net (income) loss	$(1,871)	$(293)	$2,509	$358	$2,870	$266
Recognition of net actuarial losses	(271)	(47)	(101)	(26)	—	(13)
Prior service cost (credit)	98	—	11	(7)	—	(91)
Amortization of prior service cost (credit)	(7)	42	—	40	—	11
Recognition of net actuarial gain on curtailment remeasurement	(553)	—	—	—	—	—
Recognition of curtailment gain	(316)	—	—	—	—	—
Tax Effect —net actuarial loss	159	14	(5)	—	—	—
Tax Effect —net prior service credit	4	—	—	—	—	—
Other	1	(1)	(2)	—	—	—

Total recognized in other comprehensive (income) loss	(2,756)	(285)	2,412	365	2,870	173

Total recognized in total benefit costs and other comprehensive (income) loss	$(2,605)	$(130)	$2,541	$510	$2,907	$320

The prior year financial information has been reclassified to conform with current year presentation.

In 2014, $108 million of unrecognized net actuarial losses are expected to be recognized into expense. Additionally, $11 million of prior service credits are expected to be amortized as a reduction to expense during 2014.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18. Employee Retirement and Other Benefits —Continued

Assumptions

Assumptions used to determine the benefit obligation and expense were as follows:

	Years Ended December 31,
	2013		2012		2011
	Pension Benefits	OPEB	Pension Benefits	OPEB	Pension Benefits	OPEB
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31:
Discount rate —ongoing benefits	4.69%	4.87%	3.98%	4.07%	4.84%	4.93%
Rate of compensation increase	3.09%	2.84%	3.09%	2.70%	3.77%	2.70%

Weighted-Average Assumptions Used to Determine Periodic Costs:
Discount rate —ongoing benefits	3.98%	4.07%	4.84%	4.93%	5.33%	5.57%
Expected return on plan assets	7.41%	—	7.41%	—	7.41%	—
Rate of compensation increase	3.09%	2.84%	3.77%	2.70%	3.77%	2.70%

We currently sponsor OPEB plans primarily in the U.S. and Canada. The annual rate of increase in the per capita cost of covered U.S. health care benefits assumed for 2013 was 6.75 percent. The annual rate was assumed to decrease gradually to 5.0 percent in 2021 and remain at that level thereafter. The annual rate of increase in the per capita cost of covered Canadian health care benefits assumed for 2013 was 3.33 percent. The annual rate was assumed to increase gradually to 3.62 percent in 2017 and remain at that level thereafter.

The assumed health care cost trend rate has a significant effect on the amounts reported for postretirement health care and life insurance benefits. A one percentage point change in the assumed health care cost trend rate for U.S. and Canada combined would have the following effects as of December 31, 2013 (in millions of dollars):

	One Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$5	$(4)
Effect on postretirement benefit obligation	68	(58)

The expected long-term rate of return on plan assets assumption is developed using a consistent approach across all pension plans. This approach primarily considers various inputs from a range of advisors for long-term capital market returns, inflation, bond yields and other variables, adjusted for specific aspects of our investment strategy.

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

Note 18. Employee Retirement and Other Benefits —Continued

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

The weighted-average target asset allocations for all of our plan assets at December 31, 2013 were 46 percent fixed income, 29 percent equity, 23 percent alternative investments and 2 percent other investments. Our policy, which rebalances investments regularly, ensures actual allocations are in line with target allocations as appropriate.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18. Employee Retirement and Other Benefits —Continued

Plan Assets —Continued

The fair values of our pension plan assets as of December 31 by asset class were as follows (in millions of dollars):

	2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Pension plan assets:
Cash and cash equivalents	$549	$178	$—	$727
Equity securities:
U.S. companies	2,772	15	—	2,787
Non-U.S. companies	2,112	—	—	2,112
Commingled funds	131	1,820	—	1,951
Fixed income securities:
Government securities	926	2,500	—	3,426
Corporate bonds (including convertible and high yield bonds)	—	6,895	—	6,895
Other fixed income	—	879	—	879
Other investments:
Private equity funds	—	—	2,363	2,363
Real estate funds	—	1,189	496	1,685
Hedge funds	—	1,466	961	2,427
Insurance contracts and other	(41)	311	14	284

	$6,449	$15,253	$3,834	$25,536

Other Assets (Liabilities):
Cash and cash equivalents				3
Accounts receivable				167
Accounts payable				(52)

Total fair value of pension assets				$25,654

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18. Employee Retirement and Other Benefits —Continued

Plan Assets —Continued

	2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Pension plan assets:
Cash and cash equivalents	$532	$150	$—	$682
Equity securities:
U.S. companies	2,352	21	—	2,373
Non-U.S. companies	2,031	—	—	2,031
Commingled funds	91	1,195	—	1,286
Fixed income securities:
Government securities	2,250	2,462	—	4,712
Corporate bonds (including convertible and high yield bonds)	—	6,930	—	6,930
Other fixed income	—	948	—	948
Other investments:
Private equity funds	—	—	2,393	2,393
Real estate funds	—	1,124	487	1,611
Hedge funds	—	1,468	965	2,433
Insurance contracts and other	(2)	500	16	514

	$7,254	$14,798	$3,861	$25,913

Other Assets (Liabilities):
Cash and cash equivalents				6
Accounts receivable				207
Accounts payable				(154)

Total fair value of pension assets				$25,972

The prior year financial information has been reclassified to conform with current year presentation.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18. Employee Retirement and Other Benefits —Continued

Plan Assets —Continued

A reconciliation of Level 3 pension plan assets held by us was as follows (in millions of dollars):

	Year Ended December 31, 2013
	January 1, 2013	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Purchases, Issuances and Settlements	Transfers Into (Out of) Level 3	December 31, 2013
Equity securities:
U.S. companies	$—	$—	$—	$—	$—	$—
Fixed income securities:
Corporate bonds (including convertible and high yield bonds)	—	—	—	—	—	—
Other investments:
Private equity funds	2,393	194	(70)	(154)	—	2,363
Real estate funds	487	46	(4)	(33)	—	496
Hedge funds	965	120	(4)	(120)	—	961
Insurance contracts and other	16	(1)	—	(1)	—	14

Total	$3,861	$359	$(78)	$(308)	$—	$3,834

	Year Ended December 31, 2012
	January 1, 2012	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Purchases, Issuances and Settlements	Transfers Into (Out of) Level 3	December 31, 2012

Equity securities:
U.S. companies	$1	$2	$(3)	$—	$—	$—
Fixed income securities:
Corporate bonds (including convertible and high yield bonds)	—	31	(31)	—	—	—
Other investments:
Private equity funds	2,760	(177)	(25)	(165)	—	2,393
Real estate funds	512	2	(19)	(8)	—	487
Hedge funds	976	84	(8)	(87)	—	965
Insurance contracts and other	17	(1)	—	—	—	16

Total	$4,266	$(59)	$(86)	$(260)	$—	$3,861

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18. Employee Retirement and Other Benefits —Continued

Plan Assets —Continued

Plan assets are recognized and measured at fair value in accordance with the accounting guidance related to fair value measurements, which specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2 and 3). A variety of inputs are used, including independent pricing vendors, third party appraisals, and fund net asset value (“NAV”). Plan assets valued using NAV are classified as Level 3 if redemption at the measurement date is not available. Refer to Note 2, Basis of Presentation and Significant Accounting Policies, for information regarding the fair value hierarchy.

Cash and cash equivalents

Cash and cash equivalents are primarily invested in short-term, high quality government securities and are valued at their outstanding balances, which approximate fair value.

Equity securities

Equity investments are composed broadly of U.S., developed international and emerging market equity securities and are generally valued using quoted market prices. Commingled funds, which include common collective trust funds, mutual funds and other investment entities, are valued at their NAV, which is based on the percentage ownership interest in the fair value of the underlying assets.

Fixed income securities

Fixed income investments are composed primarily of long-duration U.S. Treasury and global government bonds, as well as U.S., developed international and emerging market companies’ debt securities diversified by sector and geography. Fixed income securities are valued using quoted market prices. If quoted market prices are not available, prices for similar assets and matrix pricing models are used.

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

Contributions and Payments

Employer contributions to our U.S. funded pension plans are expected to be $833 million in 2014, of which $790 million are discretionary contributions and $43 million are mandatory contributions to satisfy minimum funding requirements. Employer contributions to our unfunded pension and OPEB plans in 2014 are expected to be $58 million and $178 million, respectively, which represents the expected benefit payments to participants.

During the life of the plans, we intend to primarily utilize plan assets to fund benefit payments and minimize our cash contributions. OPEB payments are currently funded from our cash flows from operations.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18. Employee Retirement and Other Benefits —Continued

Contributions and Payments —Continued

In connection with the 363 Transaction, we acquired a $600 million receivable from a subsidiary of Daimler to fund contributions to our U.S. pension plans. This receivable was payable to us in three equal annual installments beginning in 2009 with the third and final $200 million installment received in 2011. Amounts received were utilized to fund a portion of our contributions to our funded pension plans in each year upon receipt of the installments.

Estimated future pension and OPEB benefits payments, and the Medicare Prescription Drug Improvement and Modernization Act of 2003 subsidy (“Medicare Part D Subsidy”) expected to be received for the next 10 years were as follows (in millions of dollars):

	Pension Benefits	OPEB	Medicare Part D Subsidy Receipts
2014	$2,243	$181	$3
2015	2,200	178	3
2016	2,162	177	3
2017	2,128	176	3
2018	2,103	175	3
2019 – 2023	10,177	876	15

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

Note 19. Other Transactions with Related Parties

We engage in arm’s length transactions with unconsolidated subsidiaries, associated companies and other related parties on commercial terms in their respective markets, considering the characteristics of the goods or services involved.

VEBA Trust

As of December 31, 2013, the VEBA Trust had a 41.5 percent beneficial ownership interest in the Company. Interest expense on the VEBA Trust Note totaled $433 million, $440 million and $432 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Fiat

Ownership Interest

As of December 31, 2013, Fiat had a 58.5 percent beneficial ownership interest in the Company. Through a series of transactions in 2011 and early 2012, which included our achievement of the three Class B Events described in our governance documents and Fiat’s exercise of its incremental equity call option in May 2011, Fiat increased its ownership interest in the Company from 20.0 percent to 58.5 percent.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19. Other Transactions with Related Parties —Continued

Fiat —Continued

Ownership Interest —Continued

In May 2011, and concurrent with the repayment of our U.S. Treasury and EDC credit facilities, Fiat exercised its incremental equity call option and acquired an additional 16 percent fully-diluted ownership interest in the Company through our issuance of 261,225 new Class A Membership Interests. We received the entire exercise price of $1,268 million in cash, increasing our contributed capital by the proceeds received. Refer to Note 12, Financial Liabilities, for information related to our refinancing transaction and the repayment of our U.S. Treasury and EDC credit facilities.

In January 2013, the 200,000 Class B Membership Interests held by Fiat automatically converted to 571,429 Class A Membership Interests in accordance with our governance documents. There were no dilutive effects of the conversion.

Refer to Note 25, Subsequent Events, for additional information regarding Fiat’s acquisition, through FNA, of the remaining equity interests in the Company from the VEBA Trust on January 21, 2014.

Fiat-Chrysler Alliance and Other Transactions

As part of the 363 Transaction, we also entered into a master industrial agreement with Fiat, or Master Industrial Agreement, which has significantly accelerated our efforts to revitalize and reshape our product portfolio through the manufacture of fuel-efficient vehicles utilizing Fiat technology, and has helped us benefit from the managerial experience Fiat leaders gained during Fiat’s own industrial recovery.

Pursuant to the Fiat-Chrysler Alliance, we established an industrial alliance through which we collaborate with Fiat on a number of fronts, including product and platform sharing and development, global distribution, procurement, information technology infrastructure and process improvement. The alliance is composed of various commercial arrangements entered into pursuant to our Master Industrial Agreement with Fiat.

As part of the Fiat-Chrysler Alliance, we manufacture certain Fiat-brand vehicles in Mexico, which are distributed throughout North America and sold to Fiat for distribution elsewhere in the world. In addition, Fiat manufactures certain Fiat brand vehicles for us, which we distribute in select markets. We are the exclusive distributor of Fiat brand vehicles and service parts throughout North America. We have also taken on the distribution of Fiat vehicles outside North America in those regions where our dealer networks are better established. Fiat is the general distributor of our vehicles and service parts in Europe and certain other markets outside of North America, where their dealer networks are better established.

In addition, as part of the Fiat-Chrysler Alliance, we have agreed to share access to certain platforms, vehicles, products and technology. We have also agreed to share costs with Fiat related to joint engineering and development activities and will reimburse each other based upon costs agreed to under the respective cost sharing arrangements. We have also entered into other transactions with Fiat for the purchase and supply of goods and services, including transactions in the ordinary course of business. We are obligated to make royalty payments to Fiat related to certain of the intellectual property that was contributed to us by Fiat. These royalty payments are calculated based on a percentage of the material cost of the vehicle, or portion of the vehicle or component, in which we utilize the Fiat intellectual property.

In May 2012, and pursuant to a 2011 definitive technology license agreement with Fiat, we recorded a $37 million license fee for Fiat’s use of intellectual property in the production of two vehicles. Production of one of the vehicles began during the three months ended March 31, 2013 and production of the second vehicle began

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19. Other Transactions with Related Parties —Continued

Fiat —Continued

Fiat-Chrysler Alliance and Other Transactions —Continued

during the three months ended September 30, 2013. We began amortizing the applicable portion of the seven year license fee when production launched for each of the vehicles. As of December 31, 2013, $33 million remained in Deferred Revenue in the accompanying Consolidated Balance Sheets.

In October 2012, we sold three 100 percent owned international dealerships to Fiat for approximately $24 million. Fiat received approximately $9 million of cash held by these entities. There was no gain or loss on this transaction. Upon settlement of the transaction in the fourth quarter of 2013, we recorded a payable of approximately $1 million due to Fiat.

In May 2013, we entered into a $120 million (non-cash) six-year capital lease with Fiat related to equipment and tooling used in the production of a vehicle.

In December 2013, we entered into an agreement with Fiat related to the production of a vehicle for which Fiat will incur, on our behalf, costs and expenses for the development, manufacture and procurement of equipment and tooling. As of December 31, 2013, we recognized $98 million of such costs and expenses associated with Chrysler unique tooling which has been recorded in Property, Plant and Equipment, net in the accompanying Consolidated Balance Sheets. We have also agreed to fund upfront common capital investments based on an allocation of total costs as a percentage of the committed contract volumes of supplied vehicles. The amounts, allocation, structure and timing for funding our upfront common capital investment is expected to be finalized in 2014.

The following summarizes our transactions with Fiat (in millions of dollars):

	Years Ended December 31,
	2013	2012	2011
Sales of vehicles, parts and services provided to Fiat	$2,173	$2,689	$2,162
Purchases of vehicles, parts, services and tooling from Fiat	2,444	1,504	800
Amounts recognized in Property, Plant and Equipment, Net and Other Intangible Assets, Net	327	236	116
Reimbursements to Fiat recognized (1)	93	45	25
Reimbursements from Fiat recognized (1)	33	51	78
Royalty income from Fiat	8	—	—
Royalty fees incurred for intellectual property contributed by Fiat	2	3	2
Interest income on financial resources provided to Fiat	2	2	—
Interest expense on financial resources provided by Fiat	8	—	—

(1)	Includes reimbursements recognized for costs related to shared engineering and development activities performed under the product and platform sharing arrangements that are part of our industrial alliance.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19. Other Transactions with Related Parties —Continued

Related Party Summary

U.S. Treasury

Effective July 21, 2011, the U.S. Treasury is no longer deemed a related party as a result of Fiat acquiring beneficial ownership of all the membership interests in us held by the U.S. Treasury.

Interest expense on financial resources provided by the U.S. Treasury totaled $229 million for the year ended December 31, 2011. Interest expense included PIK interest of $27 million for the year ended December 31, 2011, of which $17 million was capitalized as additional debt in accordance with the loan agreements. Refer to Note 12, Financial Liabilities, for additional information.

Amounts due from and to related parties as of December 31 were as follows (in millions of dollars):

	2013
	VEBA Trust	Fiat	Other	Total
Amounts due from related parties (included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets)	$—	$725	$13	$738

Amounts due to related parties (included in Accrued Expenses and Other Liabilities)	$215	$714	$4	$933
Financial liabilities to related parties (included in Financial Liabilities)	4,192 (1)	127	—	4,319

Total due to related parties	$4,407	$841	$4	$5,252

	2012
	VEBA Trust	Fiat	Other	Total
Amounts due from related parties (included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets)	$—	$500	$15	$515

Amounts due to related parties (included in Accrued Expenses and Other Liabilities)	$222	$558	$4	$784
Financial liabilities to related parties (included in Financial Liabilities)	4,288 (1)	—	5	4,293

Total due to related parties	$4,510	$558	$9	$5,077

(1)	Amounts are net of discounts of $523 million and $586 million as of December 31, 2013 and 2012, respectively. Refer to Note 12, Financial Liabilities, for additional information.

Amounts included in “Other” above relate to balances with related unconsolidated companies as a result of transactions in the ordinary course of business.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 20. Geographic Information

Revenues, net are allocated to geographic areas based on the customer location. Long-lived assets consist of property, plant and equipment (refer to Note 7) and equipment and other assets on operating leases (refer to Note 8), net of accumulated depreciation and amortization. Revenues, net and long-lived assets by geographic area were as follows (in millions of dollars):

Revenues, net:

	Years Ended December 31,
	2013	2012	2011
North America:
United States	$51,073	$46,708	$37,972
Canada	7,731	7,272	7,196
Mexico	1,829	1,892	1,881

Total North America	60,633	55,872	47,049
Rest of World	11,511	9,912	7,932

Total	$72,144	$65,784	$54,981

Long-lived assets:

	December 31, 2013	December 31, 2012
North America:
United States	$13,026	$11,932
Canada	1,599	1,706
Mexico	2,536	2,632

Total North America	17,161	16,270
Rest of World	301	197

Total	$17,462	$16,467

Note 21. Restructuring Actions

In connection with the 363 Transaction, we assumed certain liabilities related to specific restructuring actions commenced by Old Carco. These liabilities represented costs for workforce reduction actions related to our represented and non-represented hourly and salaried workforce, as well as specific contractual liabilities assumed for other costs, including supplier cancellation claims.

Key initiatives for Old Carco’s restructuring actions included workforce reductions, elimination of excess production capacity, refinements to its product portfolio and restructuring of international distribution operations. To eliminate excess production capacity, Old Carco eliminated manufacturing work shifts, reduced line speeds at certain manufacturing facilities, adjusted volumes at stamping and powertrain facilities and idled certain manufacturing plants. Old Carco’s restructuring actions also included the cancellation of five existing products from its portfolio, discontinued development on certain previously planned product offerings and the closure of certain parts distribution centers in the U.S. and Canada. We will continue to execute the remaining actions under Old Carco’s restructuring initiatives. The remaining actions principally include the completion of the activities associated with the idling of two manufacturing facilities and the restructuring of our international distribution

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 21. Restructuring Actions —Continued

operations, the plans for which have been refined, including the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization. Costs associated with these remaining actions include, but are not limited to: employee severance, legal claims, and other international dealer network related costs. The remaining workforce reductions will affect represented and non-represented hourly and salaried employees and will be achieved through a combination of retirements, special programs, attrition and involuntary separations.

There were no restructuring charges recorded in 2013. We recorded charges, net of discounting, of $1 million and $51 million for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, the charges primarily related to costs associated with employee relocations for previously announced restructuring initiatives. During the year ended December 31, 2011, the charges primarily included costs associated with employee relocations and plant deactivations for previously announced restructuring initiatives, as well as other transition costs of $20 million resulting from the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization.

We made refinements to existing reserve estimates resulting in net reductions of $14 million, $62 million and $48 million for the years ended December 31, 2013, 2012 and 2011, respectively. During the year ended December 31, 2013, the adjustments related to decreases in the expected workforce reduction costs and legal claim reserves. During the year ended December 31, 2012, the adjustments related to decreases in the expected workforce reduction costs and legal claim reserves, as well as other transition costs of $5 million related to the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization. During the year ended December 31, 2011, the adjustments related to decreases in the expected workforce reduction costs, legal and supplier cancellation claim reserves as a result of management’s adequacy reviews, and refinements in the estimated costs required to settle certain litigation matters and other costs directly associated with the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization. These refinements, which were based on management’s adequacy reviews, took into consideration the status of the restructuring actions and the estimated costs to complete the actions.

The restructuring charges and reserve adjustments are included in Restructuring (Income) Expenses, Net in the accompanying Consolidated Statements of Income and would have otherwise been reflected in Cost of Sales.

We anticipate that the total costs we will incur related to these restructuring activities, including the initial assumption of the $554 million obligation from Old Carco, as well as additional charges and refinements made to the estimates will be $523 million, including $351 million related to employee termination benefits and $172 million of other costs. We expect to make total future payments of $56 million.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 21. Restructuring Actions —Continued

Restructuring reserves are included in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets. The following summarizes the restructuring reserves activity (in millions of dollars):

	Years Ended December 31,
	2013			2012			2011
	Workforce Reductions	Other	Total	Workforce Reductions	Other	Total	Workforce Reductions	Other	Total
Balance at beginning of period	$20	$49	$69	$29	$121	$150	$79	$160	$239
Charges	—	—	—	1	—	1	15	16	31
Adjustments to reserve estimates	(9)	(5)	(14)	(4)	(53)	(57)	(9)	(39)	(48)
Payments	—	(1)	(1)	(6)	(20)	(26)	(38)	(10)	(48)
Amounts recognized and transferred to employee benefit plans	—	—	—	—	—	—	(10)	—	(10)
Other, including currency translation	—	2	2	—	1	1	(8)	(6)	(14)

Balance at end of period	$11	$45	$56	$20	$49	$69	$29	$121	$150

Note 22. Venezuelan Currency Regulations and Devaluation

The functional currency of Chrysler de Venezuela LLC (“CdV”), our 100 percent owned subsidiary in Venezuela, is the USD. Pursuant to certain Venezuelan foreign currency exchange control regulations, the Central Bank of Venezuela centralizes all foreign currency transactions in the country. Under these regulations, the purchase and sale of foreign currency must be made through the Commission for the Administration of Foreign Exchange (“CADIVI”).

On February 8, 2013, the Venezuelan government announced a devaluation of the official exchange rate of the Venezuelan bolivar (“VEF”) relative to the USD from 4.30 VEF per USD to 6.30 VEF per USD, effective February 13, 2013. As a result of this devaluation, we recognized a $78 million foreign currency translation loss as a reduction to Revenues, Net in the accompanying Consolidated Statements of Income in 2013. Subsequent to the devaluation, certain monetary liabilities, which had been submitted to the CADIVI for payment approval through the ordinary course of business prior to the devaluation date, were approved to be paid at an exchange rate of 4.30 VEF per USD. As a result, during the year ended December 31, 2013, we recognized foreign currency transaction gains in Revenues, Net of $22 million due to these monetary liabilities being previously remeasured at the 6.30 VEF per USD at the devaluation date. No other events occurred during 2013 that resulted in changes to the VEF to USD official exchange rate.

As of December 31, 2013 and 2012, the net monetary assets of CdV denominated in VEF were 2,221 million ($352 million at 6.30 VEF per USD) and 1,138 million ($265 million at 4.30 VEF per USD), respectively, which included cash and cash equivalents denominated in VEF of 2,347 million ($373 million at 6.30 VEF per USD) and 1,476 million ($343 million at 4.30 VEF per USD), respectively.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 23. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements

Chrysler Group LLC (“Parent”), CG Co-Issuer, our 100 percent owned special purpose finance subsidiary, and certain of our 100 percent owned U.S. subsidiaries (the “Guarantors”) fully and unconditionally guarantee the 2019 Notes and 2021 Notes on a joint and several basis. CG Co-Issuer does not have any operations, assets, liabilities (other than the Notes) or revenues. CG Co-Issuer and each of the Guarantors also guarantee the Senior Credit Facilities. Refer to Note 12, Financial Liabilities, for additional information related to the Notes and Senior Credit Facilities.

In April 2013, a 100 percent owned U.S. subsidiary of the Company became a guarantor to the Notes and Senior Credit Facilities as its total assets exceeded the de minimis subsidiary threshold defined in our Original Senior Credit Agreement. The following supplemental parent and guarantor condensed consolidating financial statements reflect the addition of the new guarantor. The prior year financial information has been reclassified to conform to the current year presentation. The term “Guarantors” hereinafter includes this new guarantor.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 23. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Statements of Operations (in millions of dollars):

	Year Ended December 31, 2013
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$74,603	$9,313	$40,733	$(52,505)	$72,144
Cost of sales	66,281	9,088	38,541	(52,512)	61,398

GROSS MARGIN	8,322	225	2,192	7	10,746
Selling, administrative and other expenses	4,057	177	815	169	5,218
Research and development expenses, net	2,256	—	64	—	2,320
Restructuring (income) expenses, net	(2)	(11)	(1)	—	(14)
Interest expense	934	13	140	(52)	1,035
Interest income	(27)	(2)	(25)	13	(41)
Loss on extinguishment of debt	24	—	—	—	24

INCOME (LOSS) BEFORE INCOME TAXES	1,080	48	1,199	(123)	2,204
Income tax expense (benefit)	(20)	—	(528)	(5)	(553)
Equity in net (income) loss of subsidiaries	(1,657)	(34)	—	1,691	—

NET INCOME (LOSS)	2,757	82	1,727	(1,809)	2,757
Other comprehensive income (loss)	3,274	—	530	(530)	3,274

TOTAL COMPREHENSIVE INCOME (LOSS)	$6,031	$82	$2,257	$(2,339)	$6,031

	Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$68,634	$8,584	$37,776	$(49,210)	$65,784
Cost of sales	60,191	8,450	35,849	(49,140)	55,350

GROSS MARGIN	8,443	134	1,927	(70)	10,434
Selling, administrative and other expenses	4,139	229	665	146	5,179
Research and development expenses, net	2,288	1	35	—	2,324
Restructuring (income) expenses, net	(1)	(59)	(1)	—	(61)
Interest expense	982	12	144	(44)	1,094
Interest income	(17)	(1)	(26)	—	(44)

INCOME (LOSS) BEFORE INCOME TAXES	1,052	(48)	1,110	(172)	1,942
Income tax expense (benefit)	15	—	259	—	274
Equity in net (income) loss of subsidiaries	(631)	(30)	—	661	—

NET INCOME (LOSS)	1,668	(18)	851	(833)	1,668
Other comprehensive income (loss)	(2,882)	—	(131)	131	(2,882)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,214)	$(18)	$720	$(702)	$(1,214)

	Year Ended December 31, 2011
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$55,616	$6,282	$31,829	$(38,746)	$54,981
Cost of sales	48,839	6,326	30,006	(38,749)	46,422

GROSS MARGIN	6,777	(44)	1,823	3	8,559
Selling, administrative and other expenses	3,745	158	582	266	4,751
Research and development expenses, net	1,648	—	26	—	1,674
Restructuring (income) expenses, net	12	(8)	(1)	—	3
Interest expense	1,067	3	225	(57)	1,238
Interest income	(14)	(1)	(24)	—	(39)
Loss on extinguishment of debt	170	—	381	—	551

INCOME (LOSS) BEFORE INCOME TAXES	149	(196)	634	(206)	381
Income tax expense (benefit)	15	(1)	182	2	198
Equity in net (income) loss of subsidiaries	(49)	(26)	—	75	—

NET INCOME (LOSS)	183	(169)	452	(283)	183
Other comprehensive income (loss)	(2,987)	(1)	(936)	937	(2,987)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(2,804)	$(170)	$(484)	$654	$(2,804)

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 23. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Balance Sheets (in millions of dollars):

	December 31, 2013
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$10,256	$171	$2,917	$—	$13,344
Restricted cash	1	—	7	—	8
Trade receivables, net	423	310	428	—	1,161
Inventories	3,168	121	2,809	(209)	5,889
Prepaid expenses and other assets
Due from subsidiaries	—	—	170	(170)	—
Other	446	567	634	—	1,647
Deferred taxes	19	1	464	—	484

TOTAL CURRENT ASSETS	14,313	1,170	7,429	(379)	22,533
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	11,328	576	4,300	(133)	16,071
Equipment and other assets on operating leases, net	841	283	305	(38)	1,391

TOTAL PROPERTY AND EQUIPMENT	12,169	859	4,605	(171)	17,462
OTHER ASSETS:
Advances to related parties and other financial assets
Due from subsidiaries	1,782	168	111	(2,061)	—
Other	32	—	3	—	35
Investment in subsidiaries	4,684	161	—	(4,845)	—
Restricted cash	311	—	14	—	325
Goodwill	1,361	—	—	—	1,361
Other intangible assets, net	3,279	24	991	(919)	3,375
Prepaid expenses and other assets	267	13	157	—	437
Deferred taxes	27	—	315	—	342

TOTAL OTHER ASSETS	11,743	366	1,591	(7,825)	5,875

TOTAL ASSETS	$38,225	$2,395	$13,625	$(8,375)	$45,870

CURRENT LIABILITIES:
Trade liabilities	$7,956	$164	$2,523	$—	$10,643
Accrued expenses and other liabilities
Due to subsidiaries	1,646	696	—	(2,342)	—
Other	6,715	65	3,050	—	9,830
Current maturities of financial liabilities
Due to subsidiaries	2	—	170	(172)	—
Other	332	—	159	—	491
Deferred revenue	1,142	59	125	(28)	1,298
Deferred taxes	—	—	43	—	43

TOTAL CURRENT LIABILITIES	17,793	984	6,070	(2,542)	22,305
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	10,413	160	1,187	—	11,760
Financial liabilities
Due to subsidiaries	—	—	—	—	—
Other	10,433	—	1,377	—	11,810
Deferred revenue	750	138	212	—	1,100
Deferred taxes	78	—	59	—	137

TOTAL LONG-TERM LIABILITIES	21,674	298	2,835	—	24,807
MEMBERS’ INTEREST (DEFICIT):
Membership interests	—	—	409	(409)	—
Contributed capital	2,633	1,660	1,915	(3,575)	2,633
Accumulated income (losses)	171	(547)	2,936	(2,389)	171
Accumulated other comprehensive loss	(4,046)	—	(540)	540	(4,046)

TOTAL MEMBERS’ INTEREST (DEFICIT)	(1,242)	1,113	4,720	(5,833)	(1,242)

TOTAL LIABILITIES AND MEMBERS’ INTEREST (DEFICIT)	$38,225	$2,395	$13,625	$(8,375)	$45,870

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 23. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Balance Sheets —Continued

	December 31, 2012
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$9,110	$127	$2,377	$—	$11,614
Restricted cash	28	—	—	—	28
Trade receivables, net	473	357	349	—	1,179
Inventories	2,621	152	2,444	(219)	4,998
Prepaid expenses and other assets
Due from subsidiaries	—	—	454	(454)	—
Other	323	399	386	—	1,108
Deferred taxes	—	1	20	2	23

TOTAL CURRENT ASSETS	12,555	1,036	6,030	(671)	18,950
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	10,596	607	4,424	(136)	15,491
Equipment and other assets on operating leases, net	468	264	277	(33)	976

TOTAL PROPERTY AND EQUIPMENT	11,064	871	4,701	(169)	16,467
OTHER ASSETS:
Advances to related parties and other financial assets
Due from subsidiaries	1,085	—	112	(1,197)	—
Other	47	—	—	—	47
Investment in subsidiaries	2,328	127	—	(2,455)	—
Restricted cash	329	—	14	—	343
Goodwill	1,361	—	—	—	1,361
Other intangible assets, net	3,254	25	1,065	(984)	3,360
Prepaid expenses and other assets	278	9	116	—	403
Deferred taxes	—	—	40	—	40

TOTAL OTHER ASSETS	8,682	161	1,347	(4,636)	5,554

TOTAL ASSETS	$32,301	$2,068	$12,078	$(5,476)	$40,971

CURRENT LIABILITIES:
Trade liabilities	$7,171	$183	$2,380	$—	$9,734
Accrued expenses and other liabilities
Due to subsidiaries	1,428	139	—	(1,567)	—
Other	5,847	44	2,627	—	8,518
Current maturities of financial liabilities
Due to subsidiaries	26	—	65	(91)	—
Other	266	—	190	—	456
Deferred revenue	730	52	80	—	862
Deferred taxes	—	—	71	—	71

TOTAL CURRENT LIABILITIES	15,468	418	5,413	(1,658)	19,641
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	12,951	217	2,369	—	15,537
Financial liabilities
Due to subsidiaries	—	299	—	(299)	—
Other	10,564	—	1,583	—	12,147
Deferred revenue	534	97	191	—	822
Deferred taxes	43	—	36	4	83

TOTAL LONG-TERM LIABILITIES	24,092	613	4,179	(295)	28,589
MEMBERS’ INTEREST (DEFICIT):
Membership interests	—	—	409	(409)	—
Contributed capital	2,647	1,660	1,810	(3,470)	2,647
Accumulated income (losses)	(2,586)	(623)	1,337	(714)	(2,586)
Accumulated other comprehensive loss	(7,320)	—	(1,070)	1,070	(7,320)

TOTAL MEMBERS’ INTEREST (DEFICIT)	(7,259)	1,037	2,486	(3,523)	(7,259)

TOTAL LIABILITIES AND MEMBERS’ INTEREST (DEFICIT)	$32,301	$2,068	$12,078	$(5,476)	$40,971

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 23. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Statements of Cash Flows (in millions of dollars):

	Year Ended December 31, 2013
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$4,708	$593	$1,551	$(1,316)	$5,536

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(2,606)	(53)	(775)	—	(3,434)
Proceeds from disposals of property, plant and equipment	4	—	4	—	8
Purchases of equipment and other assets on operating leases	—	(28)	—	—	(28)
Proceeds from disposals of equipment and other assets on operating leases	—	5	1	—	6
Change in restricted cash	45	—	(7)	—	38
Other	(3)	—	(3)	3	(3)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,560)	(76)	(780)	3	(3,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Canadian Health Care Trust Note	—	—	(45)	—	(45)
Repayments of Auburn Hills Headquarters loan	—	—	(55)	—	(55)
Repayments of Mexican development banks credit facility	—	—	(31)	—	(31)
Repayments of Tranche B Term Loan	(30)	—	—	—	(30)
Repayment of Tranche B Term Loan in connection with amendment	(790)	—	—	—	(790)
Proceeds from Tranche B Term Loan in connection with amendment	790	—	—	—	790
Debt issuance costs	(30)	—	—	—	(30)
Net proceeds from other financial obligations —related party	(16)	—	12	—	(4)
Net repayments of other financial obligations —third party	(85)	—	(2)	—	(87)
Distribution for state tax withholding obligations on behalf of members	(20)	—	—	—	(20)
Dividends issued to subsidiaries	—	(6)	(128)	134	—
Net increase (decrease) in loans to subsidiaries	(821)	(467)	106	1,182	—
Other	—	—	3	(3)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,002)	(473)	(140)	1,313	(302)

Effect of exchange rate changes on cash and cash equivalents	—	—	(91)	—	(91)

Net change in cash and cash equivalents	1,146	44	540	—	1,730
Cash and cash equivalents at beginning of period	9,110	127	2,377	—	11,614

Cash and cash equivalents at end of period	$10,256	$171	$2,917	$—	$13,344

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 23. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Statements of Cash Flows —Continued

	Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$4,708	$(195)	$1,576	$(268)	$5,821

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(2,860)	(56)	(717)	—	(3,633)
Proceeds from disposals of property, plant and equipment	8	—	1	—	9
Purchases of equipment and other assets on operating leases	—	(10)	(113)	—	(123)
Proceeds from disposals of equipment and other assets on operating leases	—	18	69	—	87
Change in restricted cash	88	—	2	—	90
Proceeds from the sale of certain international dealerships to Fiat, net	—	—	11	—	11
Change in loans and notes receivable	2	—	—	—	2

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,762)	(48)	(747)	—	(3,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Tranche B Term Loan	(30)	—	—	—	(30)
Repayments of Mexican development banks credit facility	—	—	(15)	—	(15)
Repayments of Gold Key Lease financing	—	—	(41)	—	(41)
Repayment of Canadian Health Care Trust Note	—	—	(25)	—	(25)
Repayments of Auburn Hills Headquarters loan	—	—	(50)	—	(50)
Net repayment of other financial liabilities	(72)	—	(12)	—	(84)
Distribution for state tax withholding obligations on behalf of members	(6)	—	—	—	(6)
Dividends issued to subsidiaries	—	(15)	(75)	90	—
Net increase (decrease) in loans to subsidiaries	(133)	62	(107)	178	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(241)	47	(325)	268	(251)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Net change in cash and cash equivalents	1,705	(196)	504	—	2,013
Cash and cash equivalents at beginning of period	7,405	323	1,873	—	9,601

Cash and cash equivalents at end of period	$9,110	$127	$2,377	$—	$11,614

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 23. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements —Continued

Condensed Consolidating Statements of Cash Flows —Continued

	Year Ended December 31, 2011
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$3,931	$249	$1,842	$(1,419)	$4,603

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(2,000)	(145)	(864)	—	(3,009)
Proceeds from disposals of property, plant and equipment	7	13	15	—	35
Purchases of equipment and other assets on operating leases	—	(35)	—	—	(35)
Proceeds from disposals of equipment and other assets on operating leases	—	16	688	—	704
Change in restricted cash	41	—	174	—	215
Change in loans and notes receivable	4	—	2	—	6
Proceeds from U.S. Dealer Automotive Receivables Transition LLC	96	—	—	—	96
Changes in investments in subsidiaries	2	—	—	(2)	—
Other	18	—	—	—	18

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,832)	(151)	15	(2)	(1,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of U.S. Treasury first lien credit facilities	(5,460)	—	—	—	(5,460)
Repayment of Export Development Canada credit facilities	—	—	(1,723)	—	(1,723)
Proceeds from Secured Senior Notes	3,160	—	—	—	3,160
Proceeds from Tranche B Term Loan	2,933	—	—	—	2,933
Repayments of Tranche B Term Loan	(15)	—	—	—	(15)
Proceeds from Mexican development banks credit facilities	—	—	217	—	217
Repayments of Gold Key Lease financing	—	—	(584)	—	(584)
Repayment of Canadian Health Care Trust Note	—	—	(26)	—	(26)
Repayments of Auburn Hills Headquarters loan	—	—	(13)	—	(13)
Net repayment of other financial liabilities	(74)	—	(7)	—	(81)
Debt issuance costs	(67)	—	(5)	—	(72)
Proceeds from Fiat’s incremental equity call option exercise	1,268	—	—	—	1,268
Distribution for state tax withholding obligations on behalf of members	(9)	—	—	—	(9)
Dividends issued to subsidiaries	—	(10)	(218)	228	—
Return of capital from subsidiaries	—	—	(2)	2	—
Net increase (decrease) in loans to subsidiaries	(1,301)	152	(42)	1,191	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	435	142	(2,403)	1,421	(405)

Effect of exchange rate changes on cash and cash equivalents	—	—	26	—	26

Net change in cash and cash equivalents	2,534	240	(520)	—	2,254
Cash and cash equivalents at beginning of period	4,871	83	2,393	—	7,347

Cash and cash equivalents at end of period	$7,405	$323	$1,873	$—	$9,601

Note 24. Selected Quarterly Financial Data (unaudited)

Selected quarterly financial data consisted of the following (in millions of dollars):

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues, net	$15,385	$17,994	$17,564	$21,201
Gross margin	2,249	2,666	2,683	3,148
Interest expense	263	265	256	251
Loss on extinguishment of debt (1)	—	23	—	1
Income before income taxes	198	544	610	852
Net income (2)	166	507	464	1,620

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues, net	$16,359	$16,795	$15,478	$17,152
Gross margin	2,568	2,543	2,562	2,761
Interest expense	277	278	273	266
Income before income taxes	506	541	437	458
Net income	473	436	381	378

(1)	In connection with the June 2013 amendment of our Senior Credit Facilities and the December 2013 re-pricing of the Tranche B Term Loan, we recognized a $24 million loss on extinguishment of debt. The loss consisted of the write off of $13 million of unamortized debt discounts and $3 million of unamortized debt issuance costs associated with the Senior Credit Facilities, as well as $8 million of call premium and other fees associated with the amendments. Refer to Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Credit Facilities, for additional information.
(2)	Net income in the fourth quarter of 2013 includes a $962 million non-cash tax benefit related to the release of valuation allowances on deferred tax assets. Refer to Note 13, Income Taxes, for additional information.

Note 25. Subsequent Events

Fiat Equity Purchase Agreement and UAW Memorandum of Understanding

On January 21, 2014, Fiat, through its 100 percent owned indirect subsidiary FNA, acquired the VEBA Trust’s 41.5 percent membership interest in us for $3.65 billion. This transaction was funded through a one-time special distribution paid by us to our members of $1.9 billion, of which FNA directed their portion to the VEBA Trust, and a cash payment of $1.75 billion to the VEBA Trust from FNA. Concurrent with the closing of the transactions, we paid a distribution of approximately $60 million to our members in connection with such members’ tax obligations.

Contemporaneously, we entered into a memorandum of understanding (“MOU”) with the UAW to supplement our existing collective bargaining agreement in which the UAW made commitments to continue to support our industrial operations and continued roll-out of our World Class Manufacturing programs. Under the MOU, we agreed to make payments to the VEBA Trust totaling $700 million to be paid in four equal annual installments. The initial payment of $175 million was made with the closing of a transaction between FNA and the VEBA Trust in which we became a 100 percent owned indirect subsidiary of Fiat. This initial payment was funded from

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 25. Subsequent Events —Continued

available cash on hand. The subsequent payments are payable on each of the next three anniversaries of the initial payment.

New Debt Issuances and Repayment of the VEBA Trust Note

On February 7, 2014, we and certain of our U.S. subsidiaries as guarantors entered into the following transactions to facilitate the repayment of the VEBA Trust Note:

•	New Senior Credit Facilities – a $250 million additional term loan under the existing Tranche B Term Loan facility and a new $1,750 million term loan credit facility that matures on December 31, 2018;

•	Secured Senior Notes due 2019 – issuance of an additional $1,375 million aggregate principal amount of 8 percent secured senior notes due June 15, 2019, at an issue price of 108.25 percent of the aggregate principal amount; and

•	Secured Senior Notes due 2021 – issuance of an additional $1,380 million aggregate principal amount of 8 1⁄4 percent secured senior notes due June 15, 2021, at an issue price of 110.50 percent of the aggregate principal amount.

The proceeds of these transactions were used to repay all amounts outstanding, including accrued and unpaid interest, of approximately $5.0 billion under the VEBA Trust Note.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, under the supervision and with the participation of our Chief Executive Officer, Chief Operating Officer and President, or CEO, and our Chief Financial Officer and Senior Vice President, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, utilizing the criteria established in the “Internal Control—Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2013.

This annual report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, non-accelerated filers are exempt from the auditor attestation requirement.

Changes in Internal Control over Financial Reporting

We continuously monitor and evaluate changes in our internal control over financial reporting. In connection with our alliance with Fiat, and in support of our drive toward common global systems, we are replacing our current finance, procurement, and capital project and investment management systems with an SAP system that was developed leveraging the SAP system Fiat currently utilizes. Our new system is being implemented in two phases. The first phase was implemented in January 2013 and we began utilizing this system to record and report our 2013 financial results. The second phase of the implementation began in January 2014. As appropriate, we continue to modify the design and documentation of internal control processes and procedures relating to the new systems to simplify and automate many of our previous processes. Our management believes that the implementation of these systems will continue to improve and enhance our internal controls over financial reporting. For additional information refer to Item 1A. Risk Factors —We depend on our information technology and data processing systems to operate our business, and a significant malfunction or disruption in the operation of our systems, or a security breach that compromises the confidential and sensitive information stored in those systems, could disrupt our business and adversely impact our ability to compete.

There was no other change in our internal control over financial reporting that occurred during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors of Chrysler Group

The names and ages, as of March 6, 2014, and certain background information relating to our directors are set forth below:

Sergio Marchionne

Age	61

Director Since	June 2009

Term Expires	June 10, 2014

Principal Occupation	Chief Executive Officer, Chief Operating Officer and President of Chrysler Group LLC and Chief Executive Officer of Fiat S.pA. Mr. Marchionne leads Fiat S.p.A.’s Group Executive Council, and is Chief Operating Officer of its NAFTA region since September 2011.

Recent Business Experience

Mr. Marchionne serves as Chief Executive Officer of Fiat S.p.A. and Fiat Group Automobiles S.p.A., and has held these roles since May 2004 and February 2005, respectively. Prior to joining Fiat, Mr. Marchionne served as Chief Executive Officer of SGS SA, Chief Executive Officer of the Lonza Group Ltd., and Chief Executive Officer of Alusuisse Lonza (Algroup). He also served as Vice President of Legal and Corporate Development and Chief Financial Officer of the Lawson Group after serving as Vice President of Finance and Chief Financial Officer of Acklands Ltd. and Executive Vice President of Glenex Industries. Mr. Marchionne holds a Bachelor of Laws from Osgoode Hall Law School at York University in Toronto, Canada and a Master of Business Administration from the University of Windsor, Canada. Mr. Marchionne also holds a Bachelor of Arts with a major in Philosophy and minor in Economics from the University of Toronto.

Mr. Marchionne’s extensive experience at Fiat provides the Board with expertise in the automotive industry, especially with respect to the cost discipline and collaboration strategies with Fiat needed to achieve our Company’s business plan. In September 2011, Mr. Marchionne was elected Chairman of the Board.

Outside Directorships	Mr. Marchionne serves on the Board of Directors of Philip Morris International Inc. and as Chairman of SGS SA headquartered in Geneva. Additionally, Mr. Marchionne serves as Executive Chairman of CNH Industrial N.V., and as a director of Exor S.p.A., a shareholder of Fiat and CNH Industrial N.V. Mr. Marchionne is on the Board of Directors of ACEA (European Automobile Manufacturers Association). He previously served as appointed non-executive Vice Chairman and Senior Independent Director of UBS AG as well as a director of Fiat Industrial S.p.A.

Arrangements	Mr. Marchionne was appointed as a director by Fiat in accordance with the terms of our governance documents.

Léo W. Houle

Age	66

Director Since	September 2011

Term Expires	June 10, 2014

Principal Occupation	Retired

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

Mr. Houle completed his studies at the College St-Jean in Edmonton, attended the Executive Development Program in Human Resources at the University of Western Ontario in 1987 and holds the designation of Certified Human Resources Professional from the Province of Ontario.

Mr. Houle’s broad experience in talent acquisition and employee development, as well as his management experience in a variety of industries, including manufacturing, provide the Board with valuable input on leveraging the Fiat-Chrysler Alliance.

Outside Directorships	Mr. Houle has been a director of CNH Industrial N.V. since September 2013 and formerly served as a director of CNH Global N.V.

Arrangements	Mr. Houle was appointed as a director by Fiat in accordance with the terms of our governance documents.

John B. Lanaway

Age	63

Director Since	September 2011

Term Expires	June 10, 2014

Principal Occupation	Self-employed Consultant and Director

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

Mr. Lanaway’s broad experience in finance and management in a variety of industries, including manufacturing, provide the Board with a relevant strategic and financial perspective on implementation of the Company’s business plans.

Outside Directorships	Mr. Lanaway has been a director of CNH Industrial N.V. since September 2013 and formerly served as a director of CNH Global N.V.

Arrangements	Mr. Lanaway was appointed as a director by Fiat in accordance with the terms of our governance documents.

Robert G. Liberatore

Age	64

Director Since	June 2013

Term Expires	June 10, 2014

Principal Occupation	Consultant and Director

Recent Business Experience

In 1985, Mr. Liberatore joined Chrysler Corporation, where he held a series of management positions of increasing responsibility. He was appointed Vice President-Washington Affairs for Chrysler Corporation in 1993, continued his service under DaimlerChrysler AG, and retired as Group Senior Vice President and Head of Global External Affairs and Public Policy for Daimler in 2008. Mr. Liberatore also served as a consultant to Chrysler Group LLC in 2010.

Before joining Chrysler Corporation, Mr. Liberatore worked for 10 years in the U.S. Senate, first as legislative director for Sen. Floyd Haskell and then as staff director for Senate Leader Robert C. Byrd. From 1972 to 1975, he was an assistant treasurer and international corporate loan officer at Chase Manhattan Bank in New York and Kingston, Jamaica.

Mr. Liberatore’s broad experience in international affairs and policy, as well as his management experience in the auto industry, provide the Board with valuable input on leveraging the Fiat-Chrysler Alliance.

Outside Directorships	Mr. Liberatore formerly served as a director of Fiat Industrial S.p.A.

Arrangements	Mr. Liberatore was appointed as a director by Fiat in accordance with the terms of our governance documents.

Ruth J. Simmons

Age	68

Director Since	June 2012

Term Expires	June 10, 2014

Principal Occupation	Professor, Department of Comparative Literature and the Department of Africana Studies, Brown University

Recent Business Experience	Ms. Simmons served as the President of Brown University from 2001-2012 and continues to hold the title of President Emerita. Before joining Brown University, Ms. Simmons served as President of Smith College from 1995 to 1999. She held the position of Vice Provost of Princeton University from 1992 to 1995 following her service as Provost of Spelman College from 1990 to 1992. From 1983 to 1990, Ms. Simmons held various positions of increasing responsibility until becoming Associate Dean of the Faculty, Princeton University. Previously, she has served as Assistant Dean and then Associate Dean, University of Southern California from 1979 to 1983, Acting Director of International Programs, California State University – Northridge from 1977 to 1979. Prior to that, Ms. Simmons served as Assistant Dean—College of Liberal Arts; Assistant Professor of French, University of New Orleans from 1975 to 1977 and as Admissions Officer at Radcliffe College from 1970 to 1975. From 1968 to 1970, Ms. Simmons served as an Instructor in French at George Washington University following her service as an Interpreter – Language Services Division at the U.S. Department of State. Ms. Simmons is a graduate of Dillard University in New Orleans (1967), and received her Ph.D. in Romance languages and literatures from Harvard University (1973). Ms. Simmons is a Fellow of the American Academy of Arts and Sciences and a member of the Council on Foreign Relations.

Ms. Simmons has significant leadership experience from her career as a university administrator, during which time she developed professionals in a wide variety of technical fields, including engineering. She also brings to the Board her familiarity with a broad range of operational issues, including technology and manufacturing, as a result of her many experiences as a board member for other large, global companies across several industries.

Outside Directorships	Ms. Simmons currently serves on the board of Mondelēz International and Texas Instruments. She has also served on the boards of the Goldman Sachs Group Inc., Pfizer Inc., Metropolitan Life Insurance Company, the Bill & Melinda Gates Millennium Scholars Program, and the Fulbright Prize Selection Committee.

Arrangements	Ms. Simmons was appointed as a director by a committee of the independent directors of the Board in accordance with the terms of our governance documents.

Douglas M. Steenland

Age	62

Director Since	July 2009

Term Expires	June 10, 2014

Principal Occupation	Retired

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

Outside Directorships	Mr. Steenland serves on the boards of several public companies, including American International Group Inc., Digital River, Inc. and Travelport Limited. Mr. Steenland also serves on the boards of Hilton Worldwide, Performance Food Group and RGIS, Inc. Mr. Steenland previously served on the boards of Delta Air Lines Inc. and Northwest Airlines Corporation.

Arrangements	Mr. Steenland was originally appointed as a director by the U.S. Treasury and was subsequently reappointed by a committee of the independent directors of the Board in accordance with the terms of our governance documents.

Ronald L. Thompson

Age	64

Director Since	July 2009

Term Expires	June 10, 2014

Principal Occupation	Retired

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

Mr. Thompson’s breadth of experience in leading industrial and financial companies, as well as his background serving on various boards of directors, provides the Board with valuable corporate governance, oversight and industry experience, including restructuring. Mr. Thompson serves as our Lead Director.

Outside Directorships	Mr. Thompson serves as Chairman of the Board of Trustees for Teachers Insurance and Annuity Association, as a member of the Advisory Board of Plymouth Venture Partners II Fund and was recently elected to serve on the board of the Medical University of South Carolina Foundation. He has served as a Member of the Board of Trustees of Washington University in St. Louis and has additionally served on the boards of Ralston Purina Company, McDonnell Douglas Corporation, Commerce Bank of St. Louis, GR Group (U.S.), Illinova Corporation, Interstate Bakeries Corporation, Midwest Stamping Company and Ryerson Tull, Inc. He was also a member of the Board of Directors of the National Association of Manufacturers.

Arrangements	Mr. Thompson was originally appointed as a director by the U.S. Treasury and was subsequently reappointed by a committee of the independent directors of the Board in accordance with the terms of our governance documents.

Stephen M. Wolf

Age	72

Director Since	July 2009

Term Expires	June 10, 2014

Principal Occupation	Managing Partner of Alpilles LLC

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

Outside Directorships	Mr. Wolf serves as a member of the Board of Directors of Philip Morris International and Chairman of the Board of Directors of R.R. Donnelley & Sons Company. Mr. Wolf also serves as Chairman of the Advisory Board of Trilantic Capital Partners, previously Lehman Brothers Merchant Banking. Mr. Wolf had served as Chairman of Lehman Brothers Private Equity Advisory Board.

Arrangements	Mr. Wolf was appointed as a director by Fiat in accordance with the terms of our governance documents.

Executive Officers of Chrysler Group

The names and ages, as of March 6, 2014, of our executive officers and their positions and offices are as follows:

Name	Position(s)	Age	First Elected to Officer Position
Sergio Marchionne	Chief Executive Officer, Chief Operating Officer and President	61	2009
Steven G. Beahm	Senior Vice President —Supply Chain Management	50	2013
Douglas D. Betts	Senior Vice President —Quality	50	2009
Reid A. Bigland	Senior Vice President —Head of U.S. Sales and Head of Ram Truck Brand; President and Chief Executive Officer of Chrysler Canada Inc.	47	2011
Mark M. Chernoby	Senior Vice President —Engineering; Vice President —Product Committee Coordinator	52	2009
Olivier J. Francois	Chief Marketing Officer	52	2011
Ralph V. Gilles	Senior Vice President —Product Design; Head of SRT Brand and Motorsports	44	2009
Pietro Gorlier	Senior Vice President —Mopar Brand Service, Parts and Customer Care	51	2009
Michael J. Keegan	Senior Vice President —Human Resources; Corporate Sustainability Officer	48	2009
Scott G. Kunselman	Senior Vice President —Purchasing and Supplier Quality	50	2012
Marjorie H. Loeb	Senior Vice President —General Counsel and Secretary	49	2013
Michael Manley	Senior Vice President —International and Head of Jeep Brand	50	2009
Richard K. Palmer	Senior Vice President and Chief Financial Officer	47	2009

Each of the Executive Officers named above, excluding Messrs. Marchionne, Francois, Gorlier, and Palmer and Ms. Loeb, has been employed by the Company, Old Carco, and/or the Company’s subsidiaries for more than five years.

Mr. Marchionne joined the Company in 2009. He has held various leadership positions with Fiat or its subsidiaries since 2004. See —Directors, above.

Mr. Francois joined the Company in 2009. He has held various vehicle and brand marketing leadership positions with Fiat or its subsidiaries since 2005.

Mr. Gorlier joined the Company in 2009. He has held various directorships and dealer network and customer care leadership positions with Fiat or its subsidiaries since 2003.

Mr. Palmer joined the Company in 2009. He has held various financial leadership positions with Fiat or its subsidiaries since 2003.

Ms. Loeb joined the Company in the Office of the General Counsel in 2010. Prior to joining the Company, Ms. Loeb was Assistant General Counsel – Corporate and Securities and Assistant Secretary of Delphi Corporation.

Each officer is elected to hold office until a successor is chosen or as otherwise provided in our governance documents.

Family Relationships

No family relationships exist among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not have any securities registered pursuant to Section 12 of the Exchange Act that would require filings under Section 16(a) of the Exchange Act.

Corporate Governance

Director Nomination Procedure

There have been no material changes to the procedures by which our members may recommend nominees to our Board.

Audit Committee of the Board of Directors. Our Audit Committee must have at least three members, each of whom must be independent from the Company and Fiat, in accordance with the listing standards of the New York Stock Exchange. In accordance with our governance documents, at least one of the members must be from among the directors appointed to our Board by Fiat. Mr. Steenland is the Chair of our Audit Committee, and Mr. Thompson and Mr. Lanaway serve as Committee members. Each of the current members of our Audit Committee is independent under the listing standards of the New York Stock Exchange, and also satisfies the independence requirements of Section 10(m)(3) of the Exchange Act. Additionally, our Board of Directors has determined that each of the current members of our Audit Committee is an audit committee financial expert as defined in Section 3(a)(58) of the Exchange Act and the related rules of the SEC.

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

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Compensation Discussion and Analysis

Overview

The compensation provided to our named executive officers for 2013, our most recently completed fiscal year, is set forth in detail in the 2013 Summary Compensation Table and other tables and our accompanying audited consolidated financial statements and narrative material that follow this section. This section explains the approved compensation for each of our named executive officers in 2013, our compensation structure components and the process for making our 2013 compensation decisions. Our named executive officers for 2013, which consist of those individuals who appear in the 2013 Summary Compensation Table, were: Sergio Marchionne, our Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer; Richard Palmer, our Senior Vice President and Chief Financial Officer; Reid Bigland, our Senior Vice President, Head of U.S. Sales and Head of Ram Truck Brand; President and Chief Executive Officer of Chrysler Canada Inc.; Michael Manley, our Senior Vice President —International and Head of Jeep Brand; and Mark Chernoby, our Senior Vice President, Engineering; Vice President —Product Committee Coordinator.

Prior to June 10, 2009, our named executive officers (other than Messrs. Marchionne and Palmer) were employed and compensated by Old Carco. Pursuant to the terms of the Master Transaction Agreement, employees of Old Carco became our employees and we assumed certain employee benefit plans, programs, policies and arrangements from Old Carco, subject to the condition that such assumed plans, programs, policies and arrangements comply in all respects with the Emergency Economic Stabilization Act of 2008, or EESA, as amended by the American Recovery and Reinvestment Act of 2009, as it may be amended. With limited exceptions related to contractual retirement benefits, we did not assume any individual agreements (including employment, severance, change in control or retention agreements) with the top 25 most highly compensated employees, including Messrs. Bigland, Manley, and Chernoby. In connection with the 363 Transaction and our credit agreements with the U.S. Treasury and the EDC, we agreed to comply with the restrictions on executive privileges and compensation established under section 111 of EESA for as long as the U.S. Treasury continued to hold our equity. The U.S. Treasury sold its share of our equity to FNA LLC on July 21, 2011 and, as of that date, we were no longer bound by the restrictions of EESA for compensation awarded after that date. Nevertheless, we decided that our compensation decisions would continue to be guided by EESA and the terms of our prior credit agreements with the U.S. Treasury and EDC throughout 2011.

In light of the lapse of the Troubled Asset Relief Program, or TARP, compensation restrictions, in February 2012, the Compensation and Leadership Development Committee (the “Compensation Committee”) re-evaluated our existing annual and long-term incentive programs applicable to all employees, including the named executive officers. Following such review, the Compensation Committee agreed to cease any further grants under our Deferred Phantom Share Plan, or DPS Plan, for our named executive officers and other senior executives, which provided for grants of deferred phantom shares, or DPSs. In place of that plan, the Compensation Committee deemed these individuals eligible to receive an annual cash award under our existing Performance and Leadership Management Award Plan, or PLM Plan. The Compensation Committee also adopted the 2012 Long-Term Incentive Plan, or 2012 LTIP, and agreed to cease making further grants under our existing Restricted Stock Unit Plan, or RSU Plan.

In 2013, our compensation philosophy continued to center on our commitment to maintain responsible compensation practices that pay for performance, allow us to attract and retain capable and experienced professionals, and motivate our executives to help us achieve our targets for long-term growth and appreciation in value. We are focused on optimizing a culture where outstanding leadership and performance are rewarded and recognized.

2013 Compensation Principles

During 2013, our compensation philosophy, as described above, was consistent with the following eight principles, which the Compensation Committee considered when designing our compensation structure and awarding compensation to our employees. These compensation principles are core to our compensation philosophy and serve as a guide when designing our compensation structure and awarding compensation to our employees.

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

Compensation Components

We are committed to offering competitive pay to attract, retain and engage extraordinary talent. Our compensation programs are market competitive, aligned to the 2010-2014 Business Plan, and designed to reinforce a high performance work culture where outstanding leadership and performance are both recognized and rewarded. Our success depends on innovative, bright, and high performing employees. We are committed to offering competitive rewards that drive increased performance and accountability and allow us to differentiate based on leadership and individual performance.

Our compensation programs are competitive with our peer group companies, based on extensive compensation survey data. Competitiveness is measured by looking at total program value relative to our comparator group. Consistent with the eight compensation principles guiding our compensation program, our 2013 compensation arrangements for our senior leadership including our named executive officers (other than Mr. Marchionne), included the following components:

Compensation Component	Why it is Important

Cash base salary	Cash base salary is a critical component to providing income security to our workforce and enables us to recruit and retain highly talented and engaged employees.

Cash award under the PLM Plan	Aligns all salaried employees to work for common goals and is linked to both our performance as a company and an individual’s performance.

LTIP Performance Share Units, or LTIP PSUs, under the 2012 LTIP	This award is linked to the achievement of our objectives and rewards long-term performance, commitment to the 2010-2014 Business Plan and contributes to our sustainability.

LTIP Restricted Share Units, or LTIP RSUs, under the 2012 LTIP	This award recognizes individual contribution and leadership which are essential to our future growth and success.

Retirement benefits	These benefits demonstrate our commitment to the financial well-being of employees now and in the future.

Other benefits and perquisites	These programs support our ability to recruit and retain the top talent needed to achieve business success.

We believe that the mix of cash/non-cash and short-term/long-term incentives provides an appropriate balance between our longer-term business objectives and shorter-term retention and competitive needs.

Cash Base Salary

Base pay is a critical component to providing income security to our workforce and enables us to recruit and retain highly talented and engaged employees. We provide our named executive officers (other than Mr. Marchionne who received no cash base salary in 2013) and other employees with a cash base salary to compensate them for services rendered on a day-to-day basis during the year. Base salaries provide stable compensation to our top employees, allow us to recruit and retain highly talented and dedicated employees and, through periodic salary adjustments, provide a basis upon which our top employees may be rewarded for individual performance and increased scope and significance of responsibilities. The base pay of all salaried employees is reviewed against market data annually, providing an opportunity to make market adjustments. When considering adjustments, we take into account individual performance and the level of pay compared to similar positions in the market.

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

We are committed to offering competitive pay, including base salaries. In support of this objective, we participate in a number of major compensation surveys and periodically review our compensation structure to ensure competitive alignment. In 2013, we utilized survey results from Aon Hewitt and Towers Watson as our primary source in the analysis and determination of executive base pay. Our executive compensation consultant, Mercer (US) Inc., or Mercer, provided additional analysis and counsel in benchmarking compensation components against the peer group and making recommendations. Overall, we target the 50th percentile for annual base salary and adjust accordingly taking into consideration the compensation principles and guiding factors described above. Targeting the 50th percentile demonstrates our desire to not only ensure the competitive base pay of our executives but also our continued focus on fiscal responsibility.

None of the named executive officers (other than Mr. Palmer) received base salary increases in 2013. In February 2013, Mr. Palmer’s base salary was increased from $650,000 to $750,000, effective January 1, 2013, based on a review of prevailing market salaries for similar positions. In addition, on November 19, 2013, the Compensation Committee approved changes to the compensation of Mr. Palmer, in connection with his transition from expatriate status to local employee status in the United States, effective December 1, 2013, and the related cessation of employee benefit entitlements under Italian pension and health arrangements together with cessation of standard expatriate benefits. Effective December 1, 2013, the Fiat employer contributions on behalf of Mr. Palmer with respect to certain Italian pension and health arrangements, as disclosed below in Certain Relationships and Related Party Transactions —Other Transactions with Fiat, discontinued, Mr. Palmer’s annual base salary increased from $750,000 to $950,000 and Mr. Palmer received a grant of 30,242 LTIP PSUs for the 2012 to 2014 performance period, as discussed below and in —Compensation of the Named Executive Officers —2013 Grants of Plan-Based Awards and —Compensation of the Named Executive Officers —Outstanding Equity Awards at December 31, 2013.

Base salaries of the named executive officers are reported in —Compensation of the Named Executive Officers —2013 Summary Compensation Table, below.

Cash Award under the PLM Plan

The PLM Plan is an annual cash award program that covers all salaried employees. Payouts under the PLM Plan are based upon both company and individual performance. The Compensation Committee has the authority to alter, amend or terminate the PLM Plan in its discretion. The PLM Plan is administered by the Senior Vice President, Human Resources of the Company, who has the authority to make determinations necessary and advisable under the PLM Plan, with the exception of establishing performance objectives, target awards, and determining award payouts for our executive officers, which are, in each case, determined by the Compensation Committee in its discretion.

In February 2013, the Compensation Committee approved a target award for each employee for 2013, including the named executive officers (other than Mr. Marchionne, who was not a participant in the PLM Plan in 2013). The Compensation Committee also established company performance metrics of Modified Operating Profit and Free Cash Flow for the fiscal year ending December 31, 2013, consistent with the prior year’s metrics. These performance metrics are Non-GAAP financial measures that we use to monitor our operations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations —Non-GAAP Financial Measures for additional information.

Payout opportunities under the PLM Plan for 2013 were based on achievement of the equally-weighted Modified Operating Profit and Free Cash Flow performance targets, as set forth in the table below. If we achieve at least 80 percent of one or both of these targets, a payout would be made after adjustment for both the weighted level of achievement of each Company performance target and for individual performance. Individual performance is a subjective and discretionary assessment which evaluates the named executive officer’s overall performance against the Company’s performance and leadership metrics, and is evaluated in the Compensation Committee’s absolute discretion.

If we failed to achieve threshold performance of 80 percent of at least one of these targets, no payments would have been made under the PLM Plan, regardless of the level of individual performance. In the case of each performance metric, performance greater than threshold but less than target would result in a potential payout ranging from 50 percent to 99.99 percent of a named executive officer’s target award, and performance at or greater than target would have resulted in a potential payout ranging from 100 percent to 150 percent of an executive’s target award (subject in each case to weighting and to adjustment for individual performance).

2013 Company Performance Targets and Payout Opportunity

	Modified Operating Profit Component Weighting: 50%			Free Cash Flow Component Weighting: 50%
	Percent of Performance Target	Actual ($ billion)	% of Target Award	Percent of Performance Target	Actual ($ billion)	% of Target Award
Maximum	150%	$5.70	150%	150%	$2.25	150%
Target	100%	$3.80	100%	100%	$1.50	100%
Threshold	80%	$3.04	50%	80%	$1.20	50%
Actual Performance	83.6%	$3.176	59.0%	141.5%	$2.123	141.5%

The results of each of our Modified Operating Profit and Free Cash Flow company performance targets are expressed as a payout factor, which is multiplied by a named executive officer’s target award and then subject to discretionary adjustment by the Compensation Committee based on individual performance:

Target Award ($)	X	Payout Factor (%): Modified Operating Profit Component (% of Target) X 50% + Free Cash Flow Component (% of Target Award) X 50%	X	Individual Performance Adjustment Factor (10% to 125%)	=	2013 PLM Award

Our Modified Operating Profit for 2013 was $3.176 billion, representing achievement of 83.6 percent of the $3.80 billion target (resulting in an unweighted payout factor of 59.0 percent of each participant’s target award), and our Free Cash Flow was $2.123 billion, representing achievement of 141.5 percent of the $1.50 billion target (resulting in an unweighted payout factor of 141.5 percent of each participant’s target award). These results were equally weighted to generate a rounded company performance-based payout factor of 100 percent of each named executive officer’s target award. The company performance-based payout was then subject to the Compensation Committee’s discretionary adjustment (up to 125 percent of the company performance payout under the formula initially established in February 2013), based on Mr. Marchionne’s recommendation following his assessment of each named executive officer’s individual performance in accordance with the Company’s overall performance and leadership assessment process. This subjective assessment evaluates the named executive officer’s overall performance against the Company’s performance and leadership guidelines in a non-formulaic manner. Company performance-based payouts for Messrs. Palmer, Bigland, Manley and Chernoby were adjusted upward based on their individual leadership and performance contributions. After such adjustment for individual performance, the Compensation Committee exercised its discretion under the terms of the PLM Plan to provide for an additional increase in payout amounts for Messrs. Bigland and Manley to recognize their extraordinary contributions related to refining our brands and expanding our sales, and for Mr. Palmer to recognize his significant corporate contributions to the Fiat-Chrysler Alliance. The actual award payouts under the PLM for 2013, as reported in —Compensation of the Named Executive Officers —2013 Summary Compensation Table, totaled $550,000 for Mr. Palmer, $450,000 for Mr. Bigland, $450,000 for Mr. Manley and $345,010 for Mr. Chernoby compared to 2013 PLM Plan award targets of $387,510, $307,510, $307,510 and $300,010, respectively. See —Compensation of the Named Executive Officers —2013 Grants of Plan-Based Awards for detail concerning the threshold, target and maximum payout opportunities for the named executive officers under the PLM Plan for 2013.

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

The 2012 LTIP is our primary vehicle for equity-based compensation awards to our employees and covers our senior executives, including the named executive officers. It is designed to retain talented professionals and reward their performance through grants of phantom equity in the form of LTIP RSUs and LTIP PSUs. LTIP RSUs may be granted annually, while LTIP PSUs are generally granted at the beginning of a three-year performance period. Under the terms of the 2012 LTIP, the Compensation Committee also has authority to grant additional LTIP PSU awards to select individuals, including those who are promoted or hired during the three-year performance period. In 2012, the Compensation Committee approved a grant of LTIP PSUs covering the three-year performance period ending in 2014 and in 2013 additional grants of LTIP PSUs were approved for the same performance period. The LTIP RSUs granted in 2012 and 2013 will each vest over three years in one-third increments on the anniversary of their respective grant dates, while the LTIP PSUs granted in 2012, along with the additional LTIP PSUs granted in 2013, will vest at the end of the three-year performance period (in 2014) only if we meet or exceed certain three-year cumulative company performance targets. Concurrent with the adoption of the 2012 LTIP, the Compensation Committee established company performance targets composed of specified levels of cumulative Chrysler Group Modified Operating Profit and cumulative Free Cash Flow for the three-year performance period, ending December 31, 2014. If we do not fully achieve these targets, the LTIP PSUs will be deemed forfeited.

The value of each LTIP RSU and LTIP PSU will be equal to 1/600th of a Class A Membership Interest, on a fully-diluted basis. Prior to a Chrysler Group IPO all awards under the 2012 LTIP are settled in cash. After a Chrysler Group IPO, in the Compensation Committee’s discretion, 2012 LTIP awards may be settled in cash or shares of the publicly-traded stock. Settlement will be made as soon as practicable after vesting, but in any case no later than March 15th of the year following vesting provided that the participant has not been terminated for “cause” (as defined in the 2012 LTIP) prior to the established payment date. See —Equity-Based Compensation Plans —2012 Long-Term Incentive Plan below for further discussion of the terms of the 2012 LTIP.

In light of the sale of the remaining equity interests of the Company held by VEBA Trust to Fiat, discussed in Note 25, Subsequent Events, of our accompanying audited consolidated financial statements, the Compensation Committee is in the process of evaluating 2014 compensation decisions. As of the date of this filing, the Compensation Committee has not yet made determinations regarding 2014 compensation.

Retirement Benefits

The named executive officers (other than Mr. Marchionne, who did not, in 2013, meet the eligibility requirements for our defined benefit plans and does not receive eligible compensation for purposes of our defined contribution plans) participate in our retirement plans that provide employees with tax-advantaged savings opportunities and income after retirement from the Company on the same terms and conditions as those made available to other eligible U.S. employees, subject to satisfying any eligibility requirements and applicable law.

Under the Chrysler Group Salaried Employees’ Savings Plan, or the Savings Plan, our tax-qualified defined contribution 401(k) elective savings plan, employees are able to elect to defer a portion of their eligible compensation (up to the limits set by the IRS). For 2013, we did not make a matching contribution to the Savings Plan based on the amount of the employees’ deferrals. We do not currently provide employees, including our named executive officers, with the opportunity to defer any compensation in excess of the amounts that are legally permitted to be deferred under the Savings Plan.

Subject to the satisfaction of age and service requirements, Messrs. Bigland, Manley and Chernoby are eligible for pension benefits under the Chrysler Group LLC Executive Salaried Employees’ Retirement Plan, or Executive Salaried Employees’ Retirement Plan, a contributory tax-qualified defined benefit pension plan, and the Chrysler Group LLC Supplemental Executive Retirement Plan, or Supplemental Executive Retirement Plan, a contributory nonqualified defined benefit pension plan, on the same terms and conditions as offered to other U.S. non-bargaining unit employees hired by Old Carco prior to January 1, 2004. The Executive Salaried Employees’ Retirement Plan and Supplemental Executive Retirement Plan provide a retirement benefit based on years of service and final average salary. For more information regarding the defined benefit pension benefits provided to our named executive officers, see —Compensation of the Named Executive Officers —2013 Pension Benefits, below.

Messrs. Marchionne and Palmer are not eligible to participate in the Executive Salaried Employees’ Retirement Plan and the Supplemental Executive Retirement Plan. Mr. Palmer is eligible to participate in the Chrysler Group LLC Employee Managed Retirement Plan, or Employee Managed Retirement Plan, a non-elective tax-qualified defined contribution plan for employees hired by us or by Old Carco after December 31, 2003 and who are not eligible to participate in the Executive Salaried Employees’ Retirement Plan and Supplemental Executive Retirement Plan. Mr. Palmer is also eligible to participate in the Chrysler Executive Employees Supplemental Managed Retirement Plan, or Executive Employees Supplemental Managed Retirement Plan, a noncontributory, nonqualified defined contribution retirement plan, on the same terms and conditions as offered to other U.S. non-bargaining unit employees hired by us or by Old Carco after December 31, 2003. We make an annual contribution to the Employee Managed Retirement Plan and the Supplemental Managed Retirement Plan equal to a fixed percentage of the employee’s compensation. For more information regarding the contribution on behalf of Mr. Palmer to the Employee Managed Retirement Plan and the Supplemental Managed Retirement Plan, see —Compensation of the Named Executive Officers —2013 Summary Compensation Table, below. As of December 31, 2013, Mr. Marchionne does not participate in any of our retirement plans.

During the second quarter of 2013, the Compensation Committee amended the Chrysler Group LLC Pension Plan, the Chrysler Group LLC Salaried Employees’ Retirement Plan, and the Executive Salaried Employees’ Retirement Plan, together known as the Salaried Defined Benefit Pension Plans, effective December 31, 2013. Accordingly, benefit accruals under the Salaried Defined Benefit Pension Plans ceased for all participants in the Salaried Defined Benefit Pension Plans, including our named executive officers who previously participated in the Executive Salaried Employees’ Retirement Plan, as of December 31, 2013. For more information regarding changes to the Salaried Defined Benefit Pension Plans and the transition of eligible affected employees to our defined contribution plans, see —Compensation of the Named Executive Officers —2013 Pension Benefits, below. At the same time, the Compensation Committee amended the terms of the Employee Managed Retirement Plan so that, effective January 1, 2014, participants in the Salaried Defined Benefit Pension Plans could participate in the Employee Managed Retirement Plan on the same terms as other eligible employees of the Company. See Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources —Defined Benefit Pension Plans and OPEB Plans —Contributions and Funded Status —Defined Benefit Pension Plans —Funded Status and —Critical Accounting Estimates —Pension.

Subject to the satisfaction of retirement and service requirements, our named executive officers are eligible to be provided vehicles under our retired executive officer vehicle policy. Under the policy, a retiring executive officer with ten or more years of service as an executive officer is eligible to be provided with two company vehicles (to be rotated annually) for a period of ten years. The Company will cover the cost of maintenance and repair, insurance, licensing and registration fees for the vehicles provided. For more information regarding the retired executive officer vehicle policy, see —Compensation of the Named Executive Officers —Potential Payments upon Termination or Change of Control —Estimated Potential Termination Payments and Benefits.

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

We provide perquisites for our employees in locales where there is a recognized market practice among our competitors to provide such perquisites. For more information regarding the perquisites provided to our named executive officers, see —Compensation of the Named Executive Officers —2013 Summary Compensation Table, below.

Chairman of the Board Compensation

Mr. Marchionne is the Chief Executive Officer of Fiat and Chairman or Chief Executive Officer of several significant business units within Fiat and affiliates of Fiat, including Fiat Group Automobiles, CNH Industrial and Iveco trucks, and elected to receive no direct compensation from Chrysler Group for his services as Chief Executive Officer, President and Chief Operating Officer of Chrysler Group in 2013. His compensation from Fiat is publicly disclosed in Fiat’s annual report.

In July 2013, Mr. Marchionne (as well as all of our non-employee directors other than Mr. Perkins) received a grant of restricted stock units with a grant date fair value of $200,000 for his board service through June 2014 under the Amended and Restated Chrysler Group LLC Directors’ Restricted Stock Unit Plan, or the Director RSU Plan. The restricted stock units will vest on June 10, 2014. Vesting is accelerated upon death or permanent disability, and all unvested awards are forfeited upon cessation of service from the Board. An amount equal to the fair value of the Chrysler Group Units underlying any vested restricted stock units held by a director will be paid within 60 days following the date on which the director ceases to serve as a director. Once vested, the restricted stock units will be settled in cash or, in the event we complete a Chrysler Group IPO, the Compensation Committee has the discretion to settle the awards in cash or shares of the publicly traded stock. The number of Chrysler Group Units related to outstanding restricted stock units is subject to adjustment by the Compensation Committee in accordance with the terms of the Director RSU Plan. See —Compensation of the Named Executive Officers —2013 Summary Compensation Table for further information on the Mr. Marchionne’s grant of restricted stock units and—Director Compensation —Director Summary Compensation Table and —Equity-Based Compensation Plans for further information on restricted stock unit grants to our directors generally.

Process for Compensation Decisions

Role of the Compensation Committee

The Senior Vice President, Human Resources works with our executive compensation team to develop compensation structures and amounts for the named executive officers. These structures and amounts are further refined after being reviewed with the Chief Executive Officer and are then presented to the Compensation Committee for its consideration. In all cases, in accordance with the Compensation Committee’s charter, grants of equity-based awards are approved by the Compensation Committee on or before the date of grant. The Compensation Committee is composed of independent directors with extensive senior executive leadership experience. The Compensation Committee also oversees our leadership development and succession planning programs. Compensation Committee meetings are held at least four times each year and generally are attended by internal legal and human resources executives and other top executives as necessary depending upon agenda items, although an executive is not present when the Compensation Committee is discussing such executive’s compensation, as such matters would be addressed in an executive session of the Compensation Committee. The Compensation Committee holds an executive session, members only, at the end of all Compensation Committee meetings.

The Compensation Committee met and determined our 2013 compensation structure in February 2013. The Compensation Committee also met with our senior risk officer, Mr. Palmer, on two separate occasions in 2013, in order to discuss the risk assessment of our compensation arrangements. As a matter of maintaining strong governance and managing risk, the Compensation Committee believes it is important to meet with Mr. Palmer to ensure that our compensation arrangements do not:

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

The Compensation Committee is charged with determining the compensation of our Chief Executive Officer. As described above, Mr. Marchionne, however, has elected to receive no compensation from us for his services as Chief Executive Officer, President and Chief Operating Officer since becoming our Chief Executive Officer in June 2009. As such, no determinations were necessary in 2013.

Compensation Consultants. We engaged Mercer as consultants for certain limited aspects of executive compensation analysis and planning for 2013. In particular, Mercer worked with us to determine the appropriate peer group of companies for benchmark studies of competitive executive compensation and provided data analyses, market assessments, and preparation of related reports. In addition, Mercer reviewed competitive market data for compensation analyses we had used to assist in establishing compensation for salaried employees at all levels of the Company. In 2013, Mercer did not attend Compensation Committee meetings in its capacity as advisor to us.

During 2013, we paid Mercer $52,638 in consulting fees directly related to executive compensation services performed for us. An additional $18,096 was paid to Mercer for consulting services performed on behalf of the Compensation Committee. We also paid Mercer $545,216 in consulting fees in 2013 for services unrelated to executive compensation, such as consulting related to healthcare, global mobility, employee relations, and retirement and savings plans. The Mercer team performing executive compensation services for us operated separately from and independently of the Mercer team performing services unrelated to executive compensation.

Consideration of Competitive Compensation Levels

The Compensation Committee believes that use of a compensation peer group is the most effective method for providing a competitive market context as the Compensation Committee evaluates and sets the compensation needed to attract, motivate and retain the executive talent needed to manage our businesses and operations successfully. For 2013, the Compensation Committee considered compensation information compiled by Mercer, the independent compensation consultant retained by us, based on a wide range of large companies. A compensation peer group of 28 companies was selected based on their annual revenues (annual revenues ranged from $21.6 billion to $216.9 billion, with average revenue of $63.3 billion), complexity of business operations, and global span of business enterprises. Mercer assisted us in selecting the compensation peer group by gathering relevant financial and business data for companies being considered for inclusion in the peer group and then by providing the Compensation Committee with recommendations for peer group members. In consultation with Mercer, the following criteria were established and used in the selection of the recommended peer group:

•	Identify a group of companies that:

•	represent our labor market for executive talent;

•	yield valid compensation comparisons (based on size and business characteristics); and

•	have positions similar to ours.

•	Criteria used to identify appropriate peers included:

•	revenue scope;

•	durable manufacturing as at least a portion of their business;

•	engineering focus;

•	consumer/brand focus;

•	less than 50 percent in foreign sales; and

•	participation in well-established compensation surveys.

The 2013 compensation peer group is composed of 28 companies with 7 new companies being added and 10 companies being removed compared to 2012. For 2013, the compensation peer group consisted of the following companies:

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

In November 2013, in consultation with Mercer, the Compensation Committee approved a revised compensation peer group for use in 2014. Chevron Corporation, E.I. du Pont de Nemours & Company, Alcoa Inc., and Dell Inc. were removed from the peer group and ConocoPhillips Company was added.

Deductibility of Executive Compensation and Other Tax Considerations

Compensation related to services performed during 2013 is not subject to Section 162(m) of the Internal Revenue Code as we were not a publicly held corporation as defined in the statute. However, we do take into account certain other tax considerations, including Section 409A of the Internal Revenue Code, which governs the form and time of payment of nonqualified deferred compensation, and could result in significant additional taxes and penalties on a recipient of nonqualified deferred compensation that does not comply with Section 409A.

Accounting Considerations

In making decisions about executive compensation, we also consider how various elements of compensation will affect our financial reporting. For example, we consider the impact of the accounting guidance related to share-based compensation, which requires us to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards.

Other Polices and Considerations

Recovery of Incentive Awards

We maintain a clawback policy. Under the policy, all cash and equity incentive compensation payable to our leadership team, including the named executive officers, is subject to clawback if it is later determined that the Company’s financial statements need to be restated, regardless of whether such restatement resulted from an executive’s fraud or misconduct. In such circumstances, the Company may cancel any equity award and claw back any bonus or other incentive compensation if such award, bonus or compensation was tied to the achievement of company financial objectives. The policy will be applied at the discretion of the Compensation Committee.

Severance Policy

We maintain a plan that provides severance benefits to a broad group of our employees, which we refer to as the Termination Allowance Plan. Our named executive officers may be eligible for severance benefits under our Termination Allowance Plan. See —Compensation of the Named Executive Officers —Potential Payments upon Termination or Change of Control, below, for additional discussion of the Termination Allowance Plan.

Stock Ownership Guidelines and No-Hedging Policy

We do not have formal stock ownership guidelines in place for our named executive officers at this time since we do not believe they are appropriate while we are a private company. We do, however, believe that a culture of ownership within our executive group is paramount to our long-term success, and, as such, provide a portion of our named executive officers’ total compensation in the form of equity-based awards the value of which is determined by reference to the value of our Class A Membership Interests. As our membership interests are not currently publicly traded, there is not an active market for Company derivative securities, and, as such, a no-hedging policy is not necessary.

Conclusion

Our success depends on the appropriate alignment of interests among all of our stakeholders. As such, management and the Compensation Committee continue to work to design and implement compensation programs that will recognize the contributions of our employees and will attract new employees to the Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis, or CD&A. Based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K.

Stephen M. Wolf, Chair

Léo W. Houle

Ruth J. Simmons

Compensation of the Named Executive Officers

The following tables contain compensation information for our Chief Executive Officer, Chief Financial Officer and our three most highly paid executive officers, other than our Chief Executive Officer and Chief Financial Officer, who were serving as our executive officers on December 31, 2013. These officers are referred to as the “named executive officers.” All dollar amounts are in USD. See —Compensation Discussion and Analysis, above, for additional details regarding our compensation practices.

2013 Summary Compensation Table

Name and Principal Position	Year	Salary (1) ($)	Bonus (2) ($)	Stock Awards (3) ($)	Stock Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($) (5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (6) ($)	All Other Compensation (7) ($)	Total ($)
Sergio Marchionne	2013	—	—	200,000	—	—	—	107,989	307,989
Chairman, Chief Executive	2012	—	—	200,006	929,030	—	—	102,366	1,231,402
Officer, President and Chief Operating Officer	2011	—	—	—	—	—	—	—	—
Richard K. Palmer	2013	766,671	162,490	515,632	—	387,510	—	271,935	2,104,238
Senior Vice President and	2012	650,004	61,880	2,315,636	—	412,500	—	272,582	3,712,602
Chief Financial Officer	2011	537,504	—	627,500	—	—	—	298,637	1,463,641
Reid A. Bigland	2013	610,004	142,490	192,195	—	307,510	296,402	9,265	1,557,866
Senior Vice President, Head of U.S. Sales and Head of Ram Truck Brand; President and Chief Executive Officer of Chrysler Canada Inc.
Michael Manley	2013	610,004	142,490	176,814	—	307,510	353,207	14,400	1,604,425
Senior Vice President—	2012	610,004	50,750	1,883,450	—	338,250	234,521	14,400	3,131,375
International and Head of Jeep Brand	2011	460,004	—	508,402	—	—	104,008	15,550	1,087,964
Mark M. Chernoby	2013	650,008	45,000	157,500	—	300,010	1,096,984	7,943	2,257,445
Senior Vice President — Engineering; Vice President — Product Committee Coordinator

(1)	Mr. Marchionne is the Chief Executive Officer of Fiat and Chairman or Chief Executive Officer of several significant business units within and affiliates of Fiat, including Fiat Group Automobiles, CNH Industrial and Iveco trucks and did not receive direct compensation from us for his services to Chrysler Group in 2013, other than for his services as a director. Mr. Marchionne’s compensation from Fiat is publicly disclosed in Fiat’s annual report. Mr. Palmer received base pay increases in 2013 which reflected prevailing market salaries for similar positions and his transition from expatriate status to local employee status in the United States.
(2)	A cash award under the PLM Plan was paid in February, 2014 with respect to the 2013 performance year with the amount based on the extent to which the Company achieved or exceeded its performance targets related to Modified Operating Profit and Free Cash Flow and the individual’s contribution and leadership during the 2013 performance year. The amounts in this column represent the portion of the award under the PLM Plan based on the named executive officer’s individual performance during the 2013 performance year. See note (5), below, —Compensation Discussion and Analysis —Compensation Components —Cash Award under the PLM Plan and —Compensation of the Named Executive Officers —2013 Grants of Plan-Based Awards for additional disclosure regarding the PLM Plan and payouts thereunder.
(3)

The amounts reported in this column represent the grant date fair value of the DPSs, restricted stock units, LTIP PSUs and LTIP RSUs which represent the right to receive the value of Chrysler Group Units, granted to each of the named executive officers, calculated in accordance with the accounting guidance related to share-based compensation. That value is calculated by multiplying the fair value per Chrysler Group Unit, as described in —Compensation Discussion and Analysis —Compensation Components —Long-Term Incentives in the form of LTIP RSUs and LTIP PSUs, above, as of the grant date of the award (determined in accordance with the accounting guidance related to share-based compensation) by the number of Chrysler Group Units related to the DPSs, restricted stock units, LTIP PSUs and LTIP RSUs. For a discussion of how the value of a Chrysler Group Unit was determined, see Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Estimates —Share-Based Compensation, above. A portion of the value of the equity-based awards granted to Mr. Palmer were LTIP PSUs, granted by the Compensation Committee in connection with his transition from expatriate status to local employee status in the United States, effective December 1, 2013. See —Compensation Discussion and Analysis —Compensation Components —Cash Base Salary, above, and —Compensation of the Named Executive Officers —2013 Grants of Plan-Based Awards, below.

Regardless of the value on the grant/vesting date, the actual value will depend on the fair value of our Class A Membership Interests on a date in the future when an award vests or is paid. For a discussion of the LTIP RSUs, and LTIP PSUs shares granted to each of the named executive officers as compensation in 2013, see —Compensation Discussion and Analysis —Compensation Components —Long-Term Incentives in the form of LTIP RSUs and LTIP PSUs, above, and —Compensation of the Named Executive Officers —2013 Grants of Plan-Based Awards, below.

With respect to Mr. Marchionne, the amount reported in “Stock Awards” column for 2013 represents the grant date fair value of the restricted stock units he received for his service as a director from June 2013 through June 2014. For a discussion of the restricted stock units awarded to Mr. Marchionne in 2013, see —Compensation Discussion and Analysis —Compensation Components —Chairman of the Board Compensation, above.

The following provides additional detail regarding the amounts reported in the “Stock Awards” column of the 2013 Summary Compensation Table for the year ended December 31, 2013:

Name	Directors’ Restricted Stock Units ($)	LTIP RSUs ($)	LTIP PSUs ($)	Total Stock Awards ($)
Sergio Marchionne	200,000	—	—	200,000
Richard K. Palmer	—	215,631	300,001	515,632
Reid A. Bigland	—	192,195	—	192,195
Michael Manley	—	176,814	—	176,814
Mark M. Chernoby	—	157,500	—	157,500

(4)	The amount reported in this column represents the grant date fair value of the UAR Award awarded to Mr. Marchionne for his service as a director. The estimate of the grant date fair value was calculated using a Black-Scholes option pricing model. Upon exercise, the UAR Award will provide Mr. Marchionne with a payment equal to the increase, if any, in the value of a Chrysler Group Unit above the reference price per unit of $7.99. The fair value of a Chrysler Group Unit is based on the fair value of our membership interests as determined using a discounted cash flow methodology. Refer to Note 17, Share-Based Compensation, of our accompanying audited consolidated financial statements for additional information.
(5)	The amounts reported in this column represent the portion of the cash award under the PLM Plan paid in February 2014 with respect to the 2013 performance year based on the extent to which the Company achieved or exceeded its performance targets related to Modified Operating Profit and Free Cash Flow. See note (2), above, —Compensation Discussion and Analysis —Compensation Components —Cash award under the PLM Plan and —Compensation of the Named Executive Officers —2013 Grants of Plan-Based Awards for additional disclosure regarding the PLM Plan and payouts thereunder.
(6)	The amounts reported in this column represent the increase in the present value of the accrued defined benefit pension benefits for each named executive officer, including those accrued under the Executive Salaried Employees’ Retirement Plan and Supplemental Executive Retirement Plan. No amount is included with respect to nonqualified deferred compensation earnings, because there were no above-market earnings on nonqualified deferred compensation. Messrs. Marchionne and Palmer are not eligible to participate in the defined benefit pension plans. The amounts reported for 2013 are determined by subtracting (i) the present value of each named executive officer’s accrued benefits as of December 31, 2012 from (ii) the present value of such named executive officer’s accrued benefits as of December 31, 2013, which are reported in the Pension Benefits table below, and are computed in the manner explained in the narrative disclosure to the Pension Benefits table. This increase in present value is not a current cash payment, since pension benefits are paid only after retirement, but represents the change in the value of the named executive officers’ pension benefits over the previous year-end because: (i) an additional year of contributory service was included in the computation of pension benefits under the Executive Salaried Employees’ Retirement Plan and the Supplemental Executive Retirement Plan; (ii) the “final average earnings” used in the computation of the pension benefits increased over the “final average earnings” used in the computation of the pension benefits as of the previous fiscal year-end; and (iii) the normal retirement age, the assumed commencement age of benefits, was one year closer. The present value of the accrued defined benefit pension benefits can also increase or decrease in value due to changes in actuarial assumptions. For Mr. Manley, the amount reported in our Annual Report on Form 10-K filed on March 7, 2013 as the increase in the present value of the accrued defined benefit pension benefits for 2012 has been revised, from $148,042 to $234,521, to correct an actuarial error in the 2012 calculation.
Between December 31, 2012 and December 31, 2013, the discount rate used to determine benefit obligations changed from 4.00% to 4.70%, which had the effect of decreasing the present value. One demographic assumption was changed, the assumed retirement age. Since the Chrysler Group LLC Executive Salaried Employees’ Retirement Plan and Chrysler Group LLC Pension Plan have been amended to allow unreduced benefits at age 58 for retirements after January 1, 2014, we have changed the assumed retirement age from 62 to 58. No other actuarial assumptions changed between December 31, 2012 and December 31, 2013.

(7)	The amounts reported in this column include the incremental cost to us of providing the perquisites and other benefits received by our named executive officers, as well as contributions on behalf of Mr. Palmer to the Employee Managed Retirement Plan and the Supplemental Managed Retirement Plan, in each case without taking into account the value of any income tax deduction for which Chrysler Group is eligible. Incremental costs to Chrysler Group for these items were determined as the actual amounts credited to or paid to or on behalf of the named executive officers. The following table provides additional detail regarding the amounts reported in the “All Other Compensation” column of the 2013 Summary Compensation Table for the year ended December 31, 2013:

Name	Company Vehicle Programs (a) ($)	Financial Counseling (b) ($)	Tax Preparation Services (b) ($)	Medical Evaluations (c) ($)	Housing Expenses/ Security/ Expatriate Allowances (d) ($)	EMRP Contributions(e) ($)	Total All Other Compensation ($)
Sergio Marchionne	—	—	4,075	—	103,914	—	107,989
Richard K. Palmer	6,900	9,186	1,069	1,438	187,753	65,589	271,935
Reid A. Bigland	6,900	—	1,115	1,250	—	—	9,265
Michael Manley	6,900	7,500	—	—	—	—	14,400
Mark M. Chernoby	6,900	—	—	1,043	—	—	7,943

(a)	The amounts reported in this column represent the incremental cost to us for one product evaluation vehicle and one company furnished vehicle. We calculate the incremental cost of providing our vehicles by comparing the cost of production against the value received upon the disposal of the vehicle plus the cost of maintenance and repair, insurance, licensing and registration fees. The cost of the product evaluation vehicle also includes fuel. Participants in the product evaluation vehicle program are required to evaluate the vehicle, thus providing feedback about our products. The named executive officers were taxed on the imputed income attributed to personal use of the company furnished vehicle and did not receive tax assistance from us.
(b)	The amounts reported in these columns represent the incremental costs to us associated with either (i) financial counseling and estate planning services or (ii) tax preparation services. The named executive officers are permitted to elect either financial counseling and estate planning services or tax preparation services provided by one of several vendors approved by us. We paid tax preparation fees on behalf of Mr. Palmer related to his status as an expatriate. This and other expatriate benefits ceased in connection with Mr. Palmer’s transition to local employee status in the United States, effective December 1, 2013. The named executive officers are taxed on the imputed income attributed to such services and do not receive tax assistance from us.
(c)	The amounts reported in this column represent the incremental costs to us for medical services incurred by us in connection with providing executive health evaluations with one of several providers approved by us.
(d)	Mr. Marchionne’s principal place of business is not our Auburn Hills, Michigan headquarters. However, Mr. Marchionne purchased a residence near our corporate headquarters in Auburn Hills, Michigan to use when he is there on business. We provide security for such residence at an incremental cost to the Company of $2,157. In addition, we reimburse Mr. Marchionne for a portion of the expenses he incurs related to the costs of maintaining his Michigan residence, including cleaning, utility services, insurance, and other expenses at a total incremental cost to the Company of $101,757. In connection with his relocating to our corporate headquarters, Mr. Palmer received standard expatriate benefits under the terms of our international expatriate assignment policy, including housing, home leave, tax protection and educational assistance, which are reported in this column. As discussed above in —Compensation Discussion and Analysis —Compensation Components —Cash Base Salary, these expatriate benefits ceased in connection with Mr. Palmer’s transition to local employee status in the United States, effective December 1, 2013.
(e)	We make contributions to Mr. Palmer’s accounts under the Employee Managed Retirement Plan and the Supplemental Managed Retirement Plan equal to the sum of five percent of his monthly salary and, once his salary exceeds 75 percent of the Social Security wage base ($113,700 in 2013), four percent of the excess of his monthly salary over 75 percent of the Social Security wage base. Only salary up to the IRS’s covered compensation limit ($255,000 in 2013) is taken into account for this purpose with respect to the Employee Managed Retirement Plan. Contributions related to compensation in excess of the IRS’s covered compensation limit are made to the Supplemental Managed Retirement Plan.

2013 Grants of Plan-Based Awards

The following sets forth information about the non-equity incentive awards and equity-based awards granted by us to each of our named executive officers in 2013.

Name	Award Type (1)	Grant Date	Approval Date (2)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities (#)	Exercise or Base Price of Option Awards ($/Share) ($)	Grant Date Fair Value of Stock and Option Awards (4) ($)
				Threshold ($) (3)	Target ($) (3)	Maximum ($) (3)	Threshold (#)	Target (#)	Maximum (#)
Sergio Marchionne	Director’s Restricted Stock Units	7/30/2013	7/30/2013	—	—	—	—	20,161.29	—	—	—	—	200,000

								Total: 20,161.29					Total: 200,000

Richard K. Palmer	LTIP PSU	12/1/2013	11/19/2013	—	—	—	—	30,242.00	—	—	—	—	300,001
	LTIP RSU	2/26/2013	2/26/2013	—	—	—	—	23,959.00	—	—	—	—	215,631

								Total: 54,201.00					Total: 515,632
	PLM Plan	—	2/26/2013	193,760	387,510	581,260

Reid A. Bigland	LTIP RSU	2/26/2013	2/26/2013	—	—	—	—	21,355.00	—	—	—	—	192,195

								Total: 21,355.00					Total: 192,195
	PLM Plan	—	2/26/2013	153,760	307,510	461,260

Michael Manley	LTIP RSU	2/26/2013	2/26/2013	—	—	—	—	19,646.00	—	—	—	—	176,814

								Total: 19,646.00					Total: 176,814
	PLM Plan	—	2/26/2013	153,760	307,510	461,260

Mark M. Chernoby	LTIP RSU	2/26/2013	2/26/2013	—	—	—	—	17,500.00	—	—	—	—	157,500

								Total: 17,500.00					Total: 157,500
	PLM Plan	—	2/26/2013	150,010	300,010	450,010

(1)	Types of Awards: Directors’ Restricted Stock Units: restricted stock units granted under the Director RSU Plan; LTIP PSU: long-term incentive plan performance share units granted under the 2012 LTIP; LTIP RSU: long-term incentive plan restricted share units granted under the 2012 LTIP; and PLM Plan: cash awards under the Chrysler Group LLC PLM Plan. For a description of the plans, including the determination of value of the directors’ restricted stock units, restricted stock units, LTIP PSUs and LTIP RSUs, see —Compensation Discussion and Analysis —Compensation Components —Long-Term Incentives in the form of LTIP RSUs and LTIP PSUs, —Compensation Discussion and Analysis —Compensation Components —Cash Award under the PLM Plan and —Compensation Discussion and Analysis —Compensation Components —Chairman of the Board Compensation, above. Prior to a Chrysler Group IPO, payments under the plans are made in cash based on the fair value of a Chrysler Group Unit as of the most recently completed valuation at the time payment is made. On or after a Chrysler Group IPO, the Compensation Committee has the discretion to settle the awards in cash or shares of the publicly traded stock.
(2)	On February 26, 2013, the Compensation Committee approved grants of LTIP RSUs to our named executive officers (other than Mr. Marchionne) and threshold, target and maximum awards under the PLM Plan related to 2013 for our named executive officers (other than Mr. Marchionne). On July 30, 2013, the Compensation Committee approved grants of restricted stock units to the members of the Board, including Mr. Marchionne. On November 19, 2013, the Compensation Committee approved a grant of LTIP PSUs to Mr. Palmer in connection with his transition from expatriate status to local employee status in the United States, effective December 1, 2013.
(3)	The amounts reported in these columns represent the threshold, target and maximum, as applicable, amounts payable under the PLM Plan for 2013. The actual awards to be paid to our named executive officers in 2014 for performance related to 2013 pursuant to the PLM Plan are included in the Non-Equity Incentive Plan Compensation column in —Compensation of the Named Executive Officers —2013 Summary Compensation Table, above. All of the estimated payouts presented in this table assume that the named executive officer’s individual performance does not merit any further upward or downward adjustment to the amount of the award payable based on company performance. For further discussion of awards to our named executive officers under the PLM Plan, see —Compensation Discussion and Analysis —Compensation Components —Cash Award under the PLM Plan.

(4)	The amounts reported in this column represent the grant date fair value of the directors’ restricted stock units, LTIP PSUs and LTIP RSUs granted to each of the named executive officers in 2013 (calculated in accordance with the accounting guidance related to share-based compensation) multiplied by the number of Chrysler Group Units related to the directors’ restricted stock units, LTIP PSUs and LTIP RSUs awarded. Regardless of the value on the grant/vesting date, the actual value will depend on the fair value of our Class A Membership Interests on a date in the future when an award vests or is paid. For a discussion of the directors’ restricted stock units, restricted stock units, LTIP PSUs and LTIP RSUs granted to each of the named executive officers as compensation in 2013, see —Compensation Discussion and Analysis —Compensation Components —Long-Term Incentives in the form of LTIP RSUs and LTIP PSUs, and —Compensation Discussion and Analysis —Compensation Components —Chairman of the Board Compensation, above.

Outstanding Equity Awards at December 31, 2013

The following sets forth information about the outstanding equity-based awards held by each of our named executive officers as of December 31, 2013.

	Option Awards (1)						Stock Awards (2)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable (#)	Equity Incentive Plan Award: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (#)	Number of Shares or Units of Stock That Have Not Vested (3)(4) (#)	Market Value of Shares or Units of Stock That Have Not Vested (5) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (4)(6) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested (5) ($)
Sergio Marchionne	7/30/2013	—	—	—	—	—	20,161.29	211,089	—	—
	12/3/2012	—	499,478.5	—	7.99	12/3/2022	—	—	—	—

Richard K. Palmer	12/1/2013	—	—	—	—	—	—	—	30,242.00	316,634
	2/26/2013	—	—	—	—	—	23,959.00	250,851	—	—
	2/23/2012	—	—	—	—	—	—	—	221,167.00	2,315,618
	2/23/2012	—	—	—	—	—	20,479.00	214,415	—	—
	1/30/2012	—	—	—	—	—	51,606.00	540,315	—	—
	1/20/2011	—	—	—	—	—	59,100.70	618,784	—	—

Reid A. Bigland	2/26/2013	—	—	—	—	—	21,355.00	223,587	—	—
	2/23/2012	—	—	—	—	—	—	—	181,357.00	1,898,808
	2/23/2012	—	—	—	—	—	16,793.00	175,823	—	—
	1/30/2012	—	—	—	—	—	31,947.00	334,485	—	—
	1/20/2011	—	—	—	—	—	26,602.80	278,531	—	—

Michael Manley	2/26/2013	—	—	—	—	—	19,646.00	205,694	—	—
	2/23/2012	—	—	—	—	—	—	—	181,357.00	1,898,808
	2/23/2012	—	—	—	—	—	15,450.00	161,762	—	—
	1/30/2012	—	—	—	—	—	42,317.00	443,059	—	—
	1/20/2011	—	—	—	—	—	47,393.30	496,208	—	—

Mark M. Chernoby	2/26/2013	—	—	—	—	—	17,500.00	183,225	—	—
	2/23/2012	—	—	—	—	—	—	—	154,817.00	1,620,934
	2/23/2012	—	—	—	—	—	14,336.00	150,098	—	—
	1/30/2012	—	—	—	—	—	30,882.00	323,335	—	—
	1/20/2011	—	—	—	—	—	31,327.40	327,998	—	—

(1)	The amounts reported in these columns reflect the UAR Award granted by the Board to Mr. Marchionne in connection with his Board service. The UAR Award was granted in respect of the 499,478.5 Chrysler Group Units originally subject to his DPS grant, with a reference price per unit of $7.99 equal to the fair market value per unit at which the DPSs were settled. Similar to the equity-based compensation granted to other Board members, the UAR Award may be exercised by Mr. Marchionne only upon termination of his Board service (or if earlier, the tenth anniversary of the UAR Award), and at exercise will provide Mr. Marchionne with a payment equal to the increase, if any, in the value of a Chrysler Group Unit since the UAR Award grant date.
(2)	The amounts reported in these columns reflect restricted stock units granted, in the case of Mr. Marchionne, under the Director RSU Plan, and in the case of all other named executive officers, restricted stock units granted under the RSU Plan, LTIP PSUs and LTIP RSUs under the 2012 LTIP. On September 22, 2011, in accordance with the terms of the RSU Plan, the number of restricted stock units was adjusted to preserve the economic value of the awards and offset the dilutive effect of changes in Fiat’s ownership interest. Refer to Note 17, Share-Based Compensation, of the accompanying audited consolidated financial statements for additional information.
(3)	The restricted stock units reported in this column, include 2011 restricted stock units and 2012 restricted stock units, which will vest if the holder is continuously employed by us through the third anniversary of the grant date and LTIP RSUs which will vest over three years in one-third increments on the anniversary of their grant date.
(4)

If the holder retires on or after the second anniversary of grant, then such holder will continue to be considered employed for vesting purposes for 2011 restricted stock units and 2012 restricted stock units. For purposes of all restricted stock units, the holder will be treated as having retired upon a termination of employment after reaching age 55 and completing 10 years of service with us or a predecessor company (or after satisfying other applicable retirement criteria). All unvested restricted stock units will become fully vested upon the holder’s death or permanent disability. Unvested restricted stock units as of the date of termination are forfeited. Payment of 2011 restricted stock units granted in January 2011 and 2012 restricted stock units granted in January 2012 was to be no later than March 15 of the year following the year in which they vest. Once vested, the restricted stock units will be settled in cash or, in the event we complete a Chrysler Group IPO, the Compensation Committee has the discretion to settle the awards in cash or shares of the publicly traded stock. Payment for vested restricted stock units will be made regardless of employment status at the time of the scheduled payment. The number of Chrysler Group Units related to outstanding restricted stock units is subject to adjustment by the Compensation Committee in accordance with the terms of the RSU Plan. For LTIP RSUs and LTIP PSUs, once vested, they will be settled in cash or, in the event we complete a Chrysler Group IPO, the Compensation Committee has the discretion to settle the awards in cash or shares of the publicly traded stock. Settlement will be made as soon as practicable after vesting, but in any case no later than March 15th of the year following vesting. Vesting of the LTIP RSUs and LTIP PSUs may be accelerated in certain circumstances, including upon the participant’s death, disability or in the event of a change of control.
(5)	The fair value of unvested restricted stock units, directors’ restricted stock units, LTIP RSUs and LTIP PSUs was $10.47 per Chrysler Group Unit as of December 31, 2013, which is based on the fair value of our membership interests as determined using a discounted cash flow methodology. Refer to Note 17, Share-Based Compensation, of our accompanying audited consolidated financial statements for additional information.
(6)	The LTIP PSUs reported in this column will vest at the end of the three-year performance period only if we meet or exceed certain three-year cumulative company performance targets. Concurrent with the adoption of the 2012 LTIP, the Compensation Committee established company performance targets composed of specified levels of cumulative Modified Operating Profit and cumulative Free Cash Flow for the three-year performance period ending December 31, 2014. If we do not fully achieve these targets, the LTIP PSUs will be deemed forfeited.

Options Exercised and Stock Vested in 2013

The following sets forth information about the value realized by each of our named executive officers as a result of the exercise of stock options or upon the vesting of equity awards in 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (1) (#)	Value Realized on Vesting (2) ($)
Sergio Marchionne	—	—	25,032.00	225,288
Richard K. Palmer	—	—	71,424.90	642,824
Reid A. Bigland	—	—	21,079.00	189,711
Michael Manley	—	—	29,176.50	262,589
Mark M. Chernoby	—	—	21,441.90	192,977

(1)	The number of shares reported in this column represents restricted stock units granted in 2010 and restricted share units granted under the 2012 LTIP vesting in 2013. The restricted stock units granted in 2010 vest if the holder was continuously employed by us through the third anniversary of the grant date. Accordingly, these restricted stock units vested in March 2013. The restricted share units granted under the 2012 LTIP vest over three years in one-third increments on the anniversary of their grant date. Accordingly, one third of the restricted share units granted under the 2012 LTIP in 2012 vested in February 2013. Once vested, the restricted stock units and restricted share units granted under the 2012 LTIP will be settled in cash or, in the event we complete a Chrysler Group IPO, the Compensation Committee has the discretion to settle the awards in cash or shares of the publicly traded stock. Payment for vested restricted stock units will be made regardless of employment status at the time of the scheduled payment. With respect to Mr. Marchionne, the number of shares reported in this column represents restricted stock units granted pursuant to the Director RSU Plan in 2012. These restricted stock units vest on June 10 of the year following the year in which they were granted. Accordingly, the restricted stock units reported in this column vested on June 10, 2013. These restricted stock units will be paid within 60 days following the date on which Mr. Marchionne ceases to serve as a director. Once vested, these restricted stock units will be settled in cash, or in the event we complete a Chrysler Group IPO, the Compensation Committee has the discretion to settle the awards in cash or shares of the publicly traded stock. For additional information regarding restricted stock units held by the named executive officers as of December 31, 2013 under the RSU Plan, see —Compensation of the Named Executive Officers — Outstanding Equity Awards at December 31, 2013, above.

The following table provides detail regarding the types of awards reported in the “Number of Shares Acquired on Vesting” and “Value Realized on Vesting” columns of the “Options Exercised and Stock Vested in 2013” table:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Sergio Marchionne
Directors’ Restricted Stock Units	25,032.00	225,288
Richard K. Palmer
2010 Restricted Stock Units	61,185.90	550,673
2012 LTIP RSUs —1ST TRANCHE	10,239.00	92,151
Reid A. Bigland
2010 Restricted Stock Units	12,683.00	114,147
2012 LTIP RSUs —1ST TRANCHE	8,396.00	75,564
Michael Manley
2010 Restricted Stock Units	21,452.50	193,073
2012 LTIP RSUs —1ST TRANCHE	7,724.00	69,516
Mark M. Chernoby
2010 Restricted Stock Units	14,274.90	128,474
2012 LTIP RSUs —1ST TRANCHE	7,167.00	64,503

(2)	The amount reported as value realized upon vesting of restricted stock units is calculated by multiplying the fair value per Chrysler Group Unit (as described under the caption —Compensation Discussion and Analysis —Compensation Components —Long-Term Incentives in the form of LTIP RSUs and LTIP PSUs, above) as of the vesting date of the award (determined in accordance with the accounting guidance related to share-based compensation) by the number of Chrysler Group Units related to the restricted stock units awarded. Regardless of the value on the grant/vesting date, the actual value will depend on the fair value of our Class A Membership Interests on a date in the future when the restricted stock units are paid.

2013 Pension Benefits

Subject to the satisfaction of age and service requirements, Messrs. Bigland, Manley and Chernoby are eligible for pension benefits under the Executive Salaried Employees’ Retirement Plan and the Supplemental Executive Retirement Plan, each described below, on the same terms and conditions as offered to other U.S. non-bargaining unit employees hired prior to January 1, 2004.

The benefit under the Executive Salaried Employees’ Retirement Plan is computed as a monthly annuity benefit on a 10-year certain and life basis beginning as early as age 62 equal to:

•	“final average earnings” times 2.25 percent of the executive’s years of contributory service (starting at age 35), up to a maximum of 20 years;

plus

•	“final average earnings” times two percent of the executive’s years of contributory service (starting at age 35) in excess of 20 years for the next 8.5 years;

minus

•	50 percent of the age 62 Social Security benefits.

For these purposes, “final average earnings” is defined as the highest average base pay up to the IRS’s covered compensation limit ($255,000 in 2013) during any consecutive five years out of the last 15 years of employment.

The pension benefit under the Executive Salaried Employees’ Retirement Plan for an executive whose employment terminates after reaching age 55 but before reaching age 62 is reduced by approximately six percent for each year by which the executive’s age at termination is less than age 62. In order to receive a pension benefit under the Executive Salaried Employees’ Retirement Plan, a participant must complete one year of service and attain age 65, or complete 10 years of service and attain age 55, except that death benefits are paid if the participant dies after starting to contribute and disability benefits are paid if the participant becomes disabled after completing five years of contributory service after attaining age 35.

During the second quarter of 2013, in connection with the amendment of our Salaried Defined Benefit Pension Plans as described in Retirement Benefits, above, and in order to transition the Salaried Defined Benefit Pension Plan participants to our defined contribution plans, the Compensation Committee enhanced the retirement factors in our Salaried Defined Benefit Pension Plans to allow retirement eligible participants who retire or terminate employment on or after January 1, 2014, including our named executive officers who participate in the Salaried Defined Benefit Pension Plans, to receive 100 percent of their accrued benefit commencing at age 58. See Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources —Defined Benefit Pension Plans and OPEB Plans —Contributions and Funded Status —Defined Benefit Pension Plans —Funded Status and —Critical Accounting Estimates —Pension.

The Supplemental Executive Retirement Plan is a restorative supplemental retirement plan that provides a pension benefit computed using the same formula (including the definition of final average earnings) as the formula under the Executive Salaried Employees’ Retirement Plan except that: (i) base pay is not limited by the IRS’s covered compensation limit; and (ii) the benefit is offset by amounts paid from the Executive Salaried Employees’ Retirement Plan. Each U.S. non-bargaining unit employee hired prior to January 1, 2004 is eligible for a benefit under the Supplemental Executive Retirement Plan if his or her covered compensation exceeds the IRS’s covered compensation limit. As a result of the Special Master for TARP Executive Compensation’s determinations, no additional amounts were permitted to accrue under the Supplemental Executive Retirement Plan for the top 25 most highly compensated employees, including our named executive officers, attributable to salary and years of service during the period under which we were subject to TARP restrictions. In addition, after December 31, 2013, there will be no further accruals under the Supplemental Executive Retirement Plan as a result of the amendments to our Executive Salaried Employees’ Retirement Plan.

The amounts reported in the column “Present Value of Accumulated Benefit” represent the benefits that the named executive officers have earned, based on their service and compensation through December 31, 2013, but assuming that he retires at the earliest date on which he may retire without a reduction in pension benefit (age 58 if he retires or terminates employment on or after January 1, 2014). None of the named executive officers eligible for pension benefits has attained the age necessary to receive an unreduced pension benefit. While a present value is reported in the table, tax-qualified pension benefits are not available as a lump sum and must be taken in the form of an annuity. However, any nonqualified pension benefits due to base pay being limited by the IRS’s covered compensation limit ($255,000 in 2013) or due to the limits imposed by Section 415 of the Internal Revenue Code are paid out in a lump sum. We used the same assumptions in computing the amounts reported as we use for financial reporting purposes, including a discount rate of 4.70 percent and mortality according to the 2007 Chrysler Plan Specific Mortality Table for non-bargaining unit employees, projected generationally with Scale AA. For a discussion of the actuarial assumptions used to calculate the present values, see Note 19, Employee Retirement and Other Benefits, to our accompanying audited financial statements included in this report.

The following provides information as of December 31, 2013 with respect to our defined benefit pension plans in which our named executive officers participated.

Name	Plan Name	Number of Credited Service Years (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Sergio Marchionne (1)	—	—	—	—

Richard K. Palmer (1)	—	—	—	—

Reid A. Bigland	Chrysler Group LLC Executive Salaried Employees’ Retirement Plan	7.42	322,169	—
	Chrysler Group LLC Supplemental Executive Retirement Plan	7.42	362,011	—

Michael Manley	Chrysler Group LLC Executive Salaried Employees’ Retirement Plan	6.58	351,790	—
	Chrysler Group LLC Supplemental Executive Retirement Plan	6.58	387,388	—

Mark M. Chernoby	Chrysler Group LLC Executive Salaried Employees’ Retirement Plan	30.50	1,142,258	—
	Chrysler Group LLC Supplemental Executive Retirement Plan	30.50	1,246,052	—

(1)	Messrs. Marchionne and Palmer are not eligible to participate in our defined benefit pension plans. Mr. Palmer is eligible to participate in the Employee Managed Retirement Plan and the Supplemental Managed Retirement Plan. The amount contributed in 2013 by us to the Employee Managed Retirement Plan and the Supplemental Managed Retirement Plan on behalf of Mr. Palmer is reported in the “All Other Compensation” column of the 2013 Summary Compensation Table.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

Commencing in 2009 through 2011, our named executive officers (other than Mr. Marchionne) received a portion of their total annual compensation in the form of DPSs granted under the DPS Plan tied to the value of our Class A Membership Interests, in the discretion of the Chief Executive Officer of Chrysler Group, subject to approval by the Compensation Committee and the Special Master. Each DPS represents the value of a Chrysler Group Unit, as described under the caption —Compensation Discussion and Analysis —Compensation Components —Long-Term Incentives in the form of LTIP RSUs and LTIP PSUs, above. On each monthly payroll date, a specified amount equal to a portion of a named executive officer’s gross cash base salary for the payroll period was converted into a number of DPSs, which represent the right to receive a future cash payment based on the value of the Chrysler Group Unit, by dividing the specified amount by the then fair value of a Chrysler Group Unit. Payments under the DPS Plan are made in cash based on the fair value of a Chrysler Group Unit as of the most recently completed valuation at the time payment is made. The final grant of DPSs was made in December 2011. Effective January 1, 2014, all of our named executive officers (other than Mr. Marchionne) will be eligible to participate in the Supplemental Managed Retirement Plan. Prior to January 1, 2014, only Mr. Palmer participated in the Supplemental Managed Retirement Plan. The Supplemental Managed Retirement Plan is a restorative supplemental retirement plan that provides a contribution to a retirement benefit account computed using the same formula as the formula under the Employee Managed Retirement Plan except that contributions are not limited by the IRS’s covered compensation limit ($255,000 in 2013) or annual additions limit ($51,000 in 2013). Effective January 1, 2014, each U.S. non-bargaining unit employee is eligible for a benefit under the Supplemental Managed Retirement Plan if his or her covered compensation exceeds the IRS’s covered compensation limit. Prior to January 1, 2014, the Supplemental Managed Retirement Plan was only open to U.S. non-bargaining unit employees hired after December 31, 2003.

The following provides information as of December 31, 2013 with respect to our deferred compensation plans in which our named executive officers participated.

Name	Executive Contributions in Last Fiscal Year ($)	Company Contributions in Last Fiscal Year (1) ($)	Aggregate Earnings in Last Fiscal Year (2) ($)	Aggregate Withdrawals/ Distributions (3) ($)	Aggregate Balance at Last Fiscal Year- End ($)
Sergio Marchionne	—	225,288	36,797	—	262,085
Richard K. Palmer	—	46,050	75,531	720,297	271,550
Reid A. Bigland	—	—	32,935	325,176	104,904
Michael Manley	—	—	49,965	561,487	131,892
Mark M. Chernoby	—	—	37,456	395,179	101,404

(1)	With respect to Mr. Marchionne, the amount reported in this column represents restricted stock units granted in July 2012, pursuant to the Director RSU Plan, which have vested but were not paid as of December 31, 2013 since the payment under the Director RSU Plan does not occur until separation from service with the Board. These vested restricted stock units are also reported as stock vested in 2013. See —Compensation of the Named Executive Officers —Options Exercised and Stock Vested in 2013. With respect to Mr. Palmer, the amount reported in this column represents company contributions to the Supplemental Managed Retirement Plan.
(2)	The amount reported in this column represents the product of (i) the number of Chrysler Group Units related to DPSs granted in 2010 and 2011; and (ii) the difference between (x) the fair value of a Chrysler Group Unit on December 31, 2012 or the grant date, whichever is later, and (y) the fair value of a Chrysler Group Unit on December 31, 2013. With respect to Mr. Palmer, the amount reported in this column also includes earnings on his Supplemental Managed Retirement Plan account balance. The fair value of a Chrysler Group Unit is based on the fair value of our Class A Membership Interests. Since there is no publicly observable trading price for our membership interests during the periods presented, we periodically value our Class A Membership Interests using a discounted cash flow methodology. Amounts in this column are not included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the 2013 Summary Compensation Table because no such earnings would be considered above market or preferential.
(3)	The amount reported in this column represents the payment of DPSs and restricted stock units granted in 2009. DPSs are fully vested upon grant and, except for the DPSs granted to Mr. Marchionne, are paid in three equal installments at the end of the quarter in which the second, third and fourth anniversaries, respectively, of the monthly grant occur. Payments under the DPS Plan are made in cash and are based on the fair value of Chrysler Group’s Class A Membership Interests as of the most recently completed valuation at the time of payment, and are made regardless of employment status at the time of payment. The restricted stock units granted in 2009 vested in 2012 but were not paid until 2013 since the payment under the plan terms is deferred until the calendar year after the year in which vesting occurs. Payment of such restricted stock units was made in cash and was based on the fair value of Chrysler Group’s Class A Membership Interests as of the most recently completed valuation at the time of payment.

Potential Payments upon Termination or Change of Control

The following summaries describe and quantify the potential payments and benefits that we would provide to our named executive officers in connection with termination of employment. In determining amounts payable, we have assumed in all cases that the termination of employment occurred on December 31, 2013. Most of our plans and programs, including the DPS Plan, the RSU Plan, the 2012 LTIP and the Supplemental Executive Retirement Plan, contain specific provisions detailing how payments are treated upon termination. We are not obligated to provide our named executive officers with any payments or benefits in connection with a change of control, except as described below with respect to the 2012 LTIP.

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

For restricted stock units granted in January 2011 and January 2012, referred to as the 2011 restricted stock units and 2012 restricted stock units, respectively, a restricted stock unit holder will vest in the Chrysler Group Units related to the award if the holder is continuously employed by us through the third anniversary of the grant date. If the holder retires on or after the second anniversary of grant, then such holder will continue to be considered employed for vesting purposes for all restricted stock units. For purposes of all restricted stock units, the holder will be treated as having retired upon a termination of employment after reaching age 55 and completing 10 years of service with Chrysler Group or a predecessor company (or after satisfying other applicable retirement criteria). All unvested restricted stock units will become fully vested upon the holder’s death or permanent disability. Unvested restricted stock units as of the date of termination are forfeited. Payment of the 2011 and the 2012 restricted stock units is to be no later than March 15 of the calendar year following the year in which they vest.

Once vested, the restricted stock units will be settled in cash or, in the event we complete a Chrysler Group IPO, the Compensation Committee has the discretion to settle the awards in cash or shares of the publicly traded stock. Payment for vested restricted stock units will be made regardless of employment status at the time of the scheduled payment.

Mr. Marchionne was granted restricted stock units pursuant to the Director RSU Plan (defined below), for his Board service from June 10, 2013 through June 10, 2014. These restricted stock units will vest on June 10, 2014. For additional information about the restricted stock units granted to the members of the Board, see —Director Compensation, below.

Vesting of Long-Term Incentives in the form of LTIP RSUs and LTIP PSUs

The LTIP RSUs will vest over three years in one-third increments on the anniversary of their grant date, while the LTIP PSUs will vest at the end of the three-year performance period only if we meet or exceed certain three-year cumulative company performance targets. Concurrent with the adoption of the 2012 LTIP, the Compensation Committee established company performance targets composed of specified levels of cumulative Chrysler Group Modified Operating Profit and cumulative Free Cash Flow for the three-year performance period, ending December 31, 2014. If we do not fully achieve these targets, the LTIP PSUs will be deemed forfeited.

Once vested, LTIP RSUs and LTIP PSUs will be settled in cash or, in the event we complete a Chrysler Group IPO, the Compensation Committee has the discretion to settle the awards in cash or shares of the publicly traded stock. Vesting of the LTIP RSUs and LTIP PSUs may be accelerated in certain circumstances, including upon the participant’s death, disability or in the event of a change of control, or other circumstances the Compensation Committee determines to be appropriate. Settlement will be made as soon as practicable after vesting, but in any case no later than March 15th of the year following vesting, provided that the participant has not been terminated for cause prior to the established payment date.

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

Estimated Potential Termination Payments and Benefits

The following table provides the estimated value of the payments and benefits that we would provide to our named executive officers in connection with termination of employment. In determining amounts payable, we have assumed in all cases that the termination of employment occurred on December 31, 2013 and that fair value of the Chrysler Group Units was $10.47. The actual value that would be recognized by a named executive officer with respect to his or her restricted stock units, LTIP PSUs, and LTIP RSUs can only be determined at the time of payment and could be affected by changes to the fair value of our Class A Membership Interests following termination of employment. Due to the number of factors that affect the nature and amounts of any benefits provided upon the events described below, any actual amounts paid or distributed may be higher or lower than reported below. In addition, in connection with any actual termination of employment, we may determine to enter into one or more agreements or to establish arrangements providing additional benefits or amounts, or altering the terms of benefits described above.

Name	Severance and Other Benefits (1) ($)	Unvested Restricted Stock Units (2) ($)	Unvested LTIP PSUs and LTIP RSUs (3) ($)	Total ($)
Sergio Marchionne	—	—	—	—
Termination	—	—	—	—
Retirement	—	—	—	—
Death	—	211,089	—	211,089
Disability	—	211,089	—	211,089
Change of Control	—	—	—	—
Richard K. Palmer
Termination	116,668	—	—	116,668
Retirement	—	—	—	—
Death	—	1,159,099	465,266	1,624,365
Disability	—	1,159,099	465,266	1,624,365
Change of Control	—	—	3,097,518	3,097,518
Reid A. Bigland
Termination	102,501	—	—	102,501
Retirement	—	—	—	—
Death	—	613,016	399,410	1,012,426
Disability	—	613,016	399,410	1,012,426
Change of Control	—	—	2,298,217	2,298,217
Michael Manley
Termination	205,002	—	—	205,002
Retirement	—	—	—	—
Death	—	939,267	367,455	1,306,722
Disability	—	939,267	367,455	1,306,722
Change of Control	—	—	2,266,263	2,266,263
Mark M. Chernoby
Termination	400,008	—	—	400,008
Retirement	—	—	—	—
Death	—	651,332	333,323	984,655
Disability	—	651,332	333,323	984,655
Change of Control	—	—	1,954,257	1,954,257

(1)	The named executive officers are eligible to receive severance payments under the Termination Allowance Plan based upon the length of service at the time of termination. This column represents the maximum potential payout for each of the named executive officers upon termination.

(2)	The amounts reported in this column represent the total fair value on December 31, 2013 of the Chrysler Group Units related to the restricted stock units granted under the RSU Plan that would vest upon a named executive officer’s retirement, death or disability based on a fair value of the Chrysler Group Units of $10.47. With respect to Mr. Marchionne, the amounts reported in this column represent the total fair value on December 31, 2013 of the Chrysler Group Units related to the restricted stock units granted under the Director RSU Plan for his Board service from June 2013 through June 2014 that would vest upon his death or disability based on a fair value of the Chrysler Group Units of $10.47. Because DPSs are fully vested upon grant and paid at the time of the scheduled payment, no additional value would be recognized by the named executive officer solely as a result of their termination of employment.
(3)	The amounts reported in this column represent the total fair value on December 31, 2013 of the Chrysler Group Units related to (i) LTIP RSUs that would vest upon a named executive officer’s death or disability and (ii) LTIP PSUs and LTIP RSUs that would vest if a named executive officer is terminated within twenty four months of a change of control due to (a) a termination by us for other than for cause, (b) the participant’s death, or (c) the participant’s disability, based on a fair value of the Chrysler Group Units of $10.47.

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

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2013, Stephen M. Wolf served as the Chairman, and Léo W. Houle and Dr. Ruth J. Simmons served as members, of our Compensation Committee. No member of the Compensation Committee is or has been an officer or employee of Chrysler Group at any time or had any relationship with Chrysler Group requiring disclosure as a related-party transaction. During the fiscal year ended December 31, 2013, none of our executive officers served as a member of the Board of Directors or Compensation Committee (or other board committee serving an equivalent function) of any unrelated entity that had one or more of its executive officers serving on the Board or Compensation Committee (or other board committee serving an equivalent function).

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

In May 2013, the Board approved a directors’ compensation package for Board service from June 2013 through June 2014 valued at $200,000 per director, in the form of 50 percent equity and 50 percent cash with the directors given the alternative to select compensation in the form of 100 percent equity. All of the directors (other than Mr. Perkins who was precluded from receiving compensation for his Board service as described below) elected to receive their compensation in the form of 100 percent equity. Mr. Marchionne does not receive an annual retainer for his role as chairman. The equity portion was comprised of restricted stock units granted pursuant to the Director RSU Plan. This grant of restricted stock units was made in the third quarter of 2013 and will vest on June 10, 2014.

Under the Director RSU Plan, vesting of the award is accelerated upon death or permanent disability, and all unvested awards are forfeited upon cessation of service from the Board. An amount equal to the fair value of the Chrysler Group Units underlying any vested restricted stock units held by a director will be paid within 60 days following the date on which the director ceases to serve as a director. Once vested, the restricted stock units will be settled in cash or, in the event we complete a Chrysler Group IPO, the Compensation Committee has the discretion to settle the awards in cash or shares of the publicly traded stock. The number of Chrysler Group Units related to outstanding restricted stock units is subject to adjustment by the Compensation Committee in accordance with the terms of the Director RSU Plan.

Mr. Altavilla’s term on the Board ended on June 10, 2013. Accordingly, Mr. Altavilla received payment of his vested restricted stock units in accordance with the terms of the Director RSU Plan. Robert G. Liberatore was appointed to serve on the Board effective June 10, 2013 and received a grant of restricted stock units for his Board service from June 2013 through June 2014 in the third quarter of 2013 along with the other directors.

Mr. Perkins was appointed to serve on the Board by the VEBA Trust. Mr. Perkins’ employer, the UAW, has a policy in place which precludes any of their employees from receiving compensation for board service. In July 2012, in recognition of the UAW’s policy, the members of Chrysler Group LLC amended our governance documents to provide that the Director appointed by the VEBA Trust would not be eligible to receive compensation from us for his Board service if his employer has a policy in place that prohibits such compensation. Solely on account of these facts, we agreed to remit $200,000 to the VEBA Trust, payable in quarterly cash installments, as long as Mr. Perkins continues to serve on the Board during the June 2013 through June 2014 term. On January 21, 2014, in connection with the sale of the remaining equity interests of the Company held by the VEBA Trust to Fiat, Mr. Perkins resigned from the Board.

Director Summary Compensation Table

The following summarizes the total compensation paid by us to our non-employee directors for services rendered during the year ended December 31, 2013.

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	All Other Compensation (3) ($)	Total ($)
Alfredo Altavilla (4)	—	—	—	—
Léo W. Houle	—	200,000	1,450	201,450
John B. Lanaway	—	200,000	1,450	201,450
Robert G. Liberatore (5)	—	200,000	360	200,360
Erickson N. Perkins (6)	—	—	—	—
Ruth J. Simmons	—	200,000	1,450	201,450
Douglas M. Steenland	20,000	200,000	1,450	221,450
Ronald L. Thompson	25,000	200,000	1,450	226,450
Stephen M. Wolf	15,000	200,000	1,450	216,450

(1)	Our non-employee directors did not earn or receive an annual retainer fee in 2013 for their service as directors, other than our Lead Director, Mr. Thompson. Each non-employee committee chair was entitled to an annual retainer, the amount of which differed depending upon the committee, as follows: Audit Committee, $20,000 (Mr. Steenland) and Compensation Committee, $15,000 (Mr. Wolf).

(2)	The table below shows the aggregate number of restricted stock units outstanding for each non-employee director as of December 31, 2013:

Name	Aggregate Number of Restricted Stock Units at Last Fiscal Year-End (a) (#)
Alfredo Altavilla (4)	—
Léo W. Houle	70,263.29
John B. Lanaway	70,263.29
Robert G. Liberatore (5)	20,161.29
Erickson N. Perkins (6)	—
Ruth J. Simmons	45,193.29
Douglas M. Steenland	544,671.79
Ronald L. Thompson	544,671.79
Stephen M. Wolf	544,671.79

(a)	In late 2009, Messrs. Altavilla, Steenland, Thompson and Wolf received a grant of restricted stock units under the 2009 Directors’ Plan with an initial value of $600,000 for their service as directors of the Company from June 2009 through June 2012. On September 22, 2011, in accordance with the terms of the plan, the number of restricted stock units they had received was adjusted to preserve the economic value of the awards and offset the dilutive effect of changes in Fiat’s ownership interest. In September 2011, Messrs. Houle and Lanaway received a grant of restricted stock units under the Director RSU Plan with an initial value of $154,432 for their service as directors of the Company from September 2011 through June 2012. In July 2012, all of the members of the Board (other than Mr. Perkins) received a grant of restricted stock units under the Director RSU Plan with an initial value of $200,006 for their service as directors from June 2012 through June 2013. In July 2013, all of the members of the Board (other than Mr. Perkins) received a grant of restricted stock units under the Director RSU Plan with an initial value of $200,000 for their service as directors from June 2013 through June 2014.
(3)	The amounts reported in this column represent the incremental cost to us for the Company furnished vehicle provided to our non-employee directors while serving as an active member of the Board. We calculate the incremental cost of providing the Company vehicles by comparing the cost of production against the value received upon the disposal of the vehicle plus the cost of maintenance and repair, insurance, licensing and registration fees. Directors are taxed on the imputed income attributed to personal use of Company vehicles and do not receive tax assistance from us. The amounts reported in this column do not include amounts paid to Mr. Altavilla for his vested restricted stock units upon the expiration of his term on the Board in accordance with the terms of the Directors’ Plan.
(4)	Term on the Board expired in June 2013.
(5)	Joined the Board in June 2013.
(6)	Mr. Perkins receives no compensation from us as described above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information is provided in Item 5 of this 10-K.

The following sets forth information as of March 6, 2014, regarding the beneficial ownership of our Class A Membership Interests for: (i) each person known by us to beneficially own either class of our membership interests; (ii) each director; (iii) each of our named executive officers; and (iv) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes having voting and/or investment power with respect to the securities. Each of the persons and entities named in the table below have sole voting and sole investment power with respect to the membership interests set forth opposite each person’s or entity’s name.

As of March 6, 2014, there were 1,632,654 Class A Membership Interests authorized, issued and outstanding. Unless otherwise indicated, the address for each of the individuals listed in the table is c/o Chrysler Group LLC, 1000 Chrysler Drive, Auburn Hills, Michigan, 48326.

	Class A Membership Interests		Percent of Voting Power
Name and Address of Beneficial Owner	Number of Membership Interests	Percent of Class

Fiat North America LLC (1) c/o Fiat Finance NA Inc. 7 Times Square Tower STE. 4306 New York, NY 10036	1,632,654	100%	100%

Directors and Named Executive Officers:

Léo W. Houle	—	—	—
John B. Lanaway	—	—	—
Robert G. Liberatore	—	—	—
Ruth J. Simmons	—	—	—
Douglas M. Steenland	—	—	—
Ronald L. Thompson	—	—	—
Stephen M. Wolf	—	—	—
Sergio Marchionne	—	—	—
Richard K. Palmer	—	—	—
Reid Bigland	—	—	—
Mark Chernoby	—	—	—
Michael Manley	—	—	—
Directors and Executive Officers as a group, including those named above (20 persons)	—	—	—

(1)	Includes 54,153.92 Class A Membership Interests held by FNA Holdco 00, LLC, 54,153.92 Class A Membership Interests held by FNA Holdco 01, LLC, 54,153.92 Class A Membership Interests held by FNA Holdco 02, LLC, 54,153.92 Class A Membership Interests held by FNA Holdco 03, LLC, 54,153.92 Class A Membership Interests held by FNA Holdco 04, LLC, 54,153.92 Class A Membership Interests held by FNA Holdco 05, LLC, 54,153.92 Class A Membership Interests held by FNA Holdco 06, LLC, 54,153.92 Class A Membership Interests held by FNA Holdco 07, LLC, 54,153.92 Class A Membership Interests held by FNA Holdco 08, LLC, 54,153.92 Class A Membership Interests held by FNA Holdco 09, LLC, 54,153.92 Class A Membership Interests held by FNA Holdco 10, LLC, 54,153.92 Class A Membership Interests held by FNA Holdco 11, LLC, and 27,076.96 Class A Membership Interests held by FNA Holdco 12, LLC.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Fiat

On April 30, 2009, we entered into the Master Transaction Agreement under which we agreed to purchase the principal operating assets and assumed certain liabilities of Old Carco and its principal domestic subsidiaries in addition to acquiring the equity of Old Carco’s principal foreign subsidiaries. On June 10, 2009, we completed the 363 Transaction contemplated by the Master Transaction Agreement following bankruptcy court approval in connection with Old Carco’s bankruptcy proceeding. As a result of a series of transactions between 2011 and early 2014 that were contemplated in our governance documents and by certain other agreements, Fiat now beneficially owns 100 percent of our membership interests.

The Fiat-Chrysler Alliance is composed of various commercial arrangements relating primarily to the development, manufacture and distribution of vehicles, and the development and manufacture of powertrains. The terms and conditions governing the Fiat-Chrysler Alliance are set forth in the Master Industrial Agreement and ancillary agreements entered into pursuant to the Master Industrial Agreement, which provides for:

•	Technology and Product Sharing —We have access to certain of Fiat’s platforms, vehicles, products and technology. These include: (i) Fiat’s mini, small, and compact vehicle platforms; and (ii) specified vehicle models, engines, engine technologies, transmissions, and related technology for production within North America and for distribution within North America and other agreed markets. Pursuant to this arrangement, we are currently manufacturing the Fiat 500 vehicle in our Toluca plant (Mexico). The Fiat 500 includes the Fiat 1.4L FIRE engine, manufactured in our Dundee plant (Michigan), as well as transmissions purchased from Fiat. In July 2013, we launched production of the all-new Ram ProMaster in our Saltillo plant (Mexico). The all-new Ram ProMaster is based on the Fiat Professional Ducato light commercial vehicle currently produced in Europe and South America.

In addition, we are cooperating on: (i) engineering and development activities, such as those related to the CUSW platform utilized for the Dodge Dart, as described under Item 1. Business —Fiat-Chrysler Alliance and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Progress on our Strategic Business Plan; (ii) manufacturing activities, such as implementation of WCM processes utilized by Fiat in our manufacturing plants; and (iii) the manufacture, assembly, or sale of built-up vehicles, engines, transmissions, components and other products. For example, in May 2013, Fiat began contract manufacturing and selling the all-new Fiat 500L to us for our sale of the vehicle in North America. We have both also committed to identifying further possible product portfolio sharing. For example, we licensed certain vehicle technology to Fiat for a Fiat-branded vehicle that Fiat’s Chinese joint venture began to produce in September 2012 and for another vehicle that is expected to begin production in 2014.

•	Distribution —We have established: (i) Fiat’s role in the distribution of our vehicles and service parts in Europe and other specified markets outside of North America, including the appointment of Fiat as the general distributor and importer in those markets, directly or indirectly, and in the provision of wholesale and retail financing for our vehicles in certain markets outside of North America; (ii) our role as the exclusive distributor and importer of Fiat and Alfa Romeo brand vehicles and service parts within North America and other specified markets outside of Europe; and (iii) distribution strategies.

We began implementing our distribution strategy for markets outside of North America in 2010. Fiat initially assumed the management of our distribution and sales operations in select European countries in 2010. In June 2011, Fiat became the general distributor of our vehicles and service parts for Europe selling our products through a network of newly appointed dealers. In connection with this transition, we also sold several dealerships that we owned and certain assets of 15 of our international distribution centers in Europe to Fiat. We are now distributing Fiat vehicles in certain markets through our international distribution centers around the world. In addition, Fiat has taken on the distribution of our vehicles in certain markets outside North America where its dealer networks are better established. In addition, financial services affiliates of Fiat are providing financing to our dealers and consumers in China, Argentina and Brazil.

We began selling the Fiat 500 in the U.S. and Canada in March 2011 through a network of newly appointed dealers, and we are also selling some of the Fiat 500 vehicles we produce in Mexico to Fiat for distribution outside of North America as well as directly selling the Fiat 500 vehicles in South Korea. In addition, we began distributing Fiat and Fiat Professional (light-duty commercial) brand vehicles and service parts in Mexico in October 2010, and in Russia, Australia and other markets in 2012. In addition, Fiat manufactures certain Fiat-brand vehicles for us, which we sell throughout North America. We also began distributing Alfa Romeo brand vehicles and service parts in Mexico in 2011 and in Australia and other markets in 2012, and expect to sell Alfa Romeo brand vehicles and service parts in the U.S. and Canada.

•	Procurement —We continue to integrate our procurement activities with Fiat’s procurement operations, including: (i) the establishment of joint purchasing programs designed to yield preferred pricing and logistics terms, particularly with respect to shared parts and components and common suppliers; and (ii) the restructuring of our procurement activities and integration with Fiat’s procurement operations.

•	Information and Communication Technology —We and Fiat are coordinating our respective information and communication technologies. Ongoing efforts include: (i) identification of ways to reduce the costs of such technologies and generate other benefits; (ii) prioritization of systems, applications and infrastructure initiatives based on the 2010-2014 Business Plan targets; (iii) implementation of common technology solutions in various functional areas, including upgraded engineering product lifecycle management and computer-aided design tools, and adoption of the SAP system currently used by Fiat to replace our finance, procurement, and capital project and investment management systems, the first phase of which was implemented in January 2013 and the second phase of which was implemented in January 2014; and (iv) deployment of emerging communication, collaboration and server network technologies. We have largely completed the planned transition of our business process systems outside North America to Fiat’s systems.

In 2012, certain additional Fiat affiliates became parties to several of the ancillary agreements governing the Fiat-Chrysler Alliance, including agreements relating to engineering and development cooperation, services, powertrain cross supply, contract manufacturing and vehicle component cross supply.

Fiat may terminate the Master Industrial Agreement and all of the ancillary agreements on 120 days’ prior written notice at any time. Upon such termination: (i) each party must continue to distribute, if requested, the other party’s vehicles and service parts for two years on the same terms and conditions as in effect immediately prior to termination, and to cooperate for up to an additional six months to facilitate transition of distribution services; (ii) Fiat must continue to make available to us for thirty-six months the technology rights and other items available under the agreements on the same terms in effect on the date of termination, and thereafter until the end of production on the same terms but at commercially reasonable royalty rates; and (iii) we must continue to make available to Fiat for thirty-six months, or if longer, until the end of production, the technology and other items available under the agreements on the same terms as in effect on the date of termination but at commercially reasonable royalty rates.

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

Other Transactions with Fiat

We have also entered into the following transactions with Fiat or its affiliates:

•	In March 2010, we entered into a multi-year agreement with an affiliate of Fiat to provide it with service parts distribution services in North America, on a per-service fee basis. We received $1.6 million for such services during the year ended December 31, 2013.

•	In October 2010, we entered into a non-binding memorandum of understanding with an affiliate of Fiat to license certain technology, and to provide certain products and engineering services. In January 2011, we entered into a subsequent definitive technology license agreement with that Fiat affiliate, which includes a one-time license fee of $37 million. We are supplying select components to this Fiat affiliate (both directly and indirectly through another affiliate) and, supply certain engineering services under a master engineering agreement. For the year ended December 31, 2013, we have received $38.4 million for these services. We will continue to receive payments on a per-service fee basis.

•	In January 2011, we entered into a multi-year agreement with Fiat to provide our service diagnostic tools to Fiat for use in its dealerships and authorized repair facilities. As part of this agreement, we will supply tools to Fiat and perform software development services, and we will also provide ongoing maintenance services. We invoice Fiat on a periodic basis for tools and services rendered. For the year ended December 31, 2013, we have received $3.5 million for these services.

•	In May 2011, we entered into a five-year agreement with a Fiat affiliate to provide us with service parts for certain competitive brand vehicles that we will sell through retail and wholesale channels in the U.S. A second agreement covering the same parts for international (non-U.S.) markets was executed in May 2013. Our total purchases under these agreements were $9.8 million for the year ended December 31, 2013.

•	In December 2011, we entered into a multi-year agreement with a joint venture affiliate of Fiat in China, pursuant to which we will sell vehicles and service parts that we manufacture for distribution through Fiat’s dealer network in China. In addition, we are selling select vehicle components to this Fiat affiliate. For the year ended December 31, 2013, we have received approximately $56 million for these vehicles, service parts, and components. In January 2013, we also entered into a non-binding memorandum of understanding with this joint venture for the potential license of certain vehicle and engine technology for the local production of Jeep vehicles that will be sold only in China.

•	In June 2012, we entered into an agreement to sell our Fiat dealer receivables in Russia to a financial services affiliate of Fiat. Our total receivable sales under this agreement were $112.9 million for the year ended December 31, 2013.

•	During 2012, we entered into a multi-year agreement with an affiliate of Fiat to obtain transportation services, as well as cost allocation agreements with Fiat to share costs associated with certain security and related expenses incurred regarding Mr. Marchionne while in Michigan working on our behalf, or traveling globally on behalf of us and Fiat. For the year ended December 31, 2013 we paid approximately $2.1 million for such services and received approximately $393,000 from Fiat for such services.

•	In 2012, we consolidated our purchase of certain property and liability insurance coverage for the 2013 calendar year together with Fiat and its affiliates to achieve reduced premiums and enhanced coverage. Certain Fiat-affiliated insurance companies participated in this transaction as brokers and as reinsurers, and have received $1.7 million in 2013 funded out of the premiums we have paid to the applicable underwriters.

•	We entered into an agreement, effective June 2012, in which a Fiat affiliate will sponsor certain sporting events in which we participate, for which we are entitled to receive $300,000.

•	We entered into a multi-year agreement with a Fiat affiliate, effective January 2013, to receive transactional processing services. For the year ended December 31, 2013, we paid approximately $2.1 million for these services.

•	In March 2013, we entered into an agreement with a Fiat affiliate to purchase tax credits in Venezuela for $1.4 million.

•	We entered into a cooperation agreement, effective July 2013, with a Fiat affiliate to assist them in meeting requirements under certain federal and state vehicle emissions regulations.

•	In 2013, we entered into an employee secondment agreement with an affiliate of Fiat, for which we expect to receive approximately $270,000.

•	In January 2014, we entered into an agreement together with Fiat and one of its affiliates, for the procurement of certain services from a third party. As part of this transaction, we expect to be reimbursed by Fiat and its affiliate for our transition costs related to these services in the amount of approximately $6.0 million.

From time to time, we also purchase or sell goods and services from or to Fiat affiliates in the ordinary course through competitive bids or directed sourcing, when applicable.

In total, our transactions with Fiat for the years ended December 31, 2013, 2012, and 2011, included $2,173 million, $2,689 million, and $2,162 million, respectively, of goods and services Fiat purchased from us, and $2,444 million, $1,504 million, and $800 million, respectively, of goods and services we purchased from Fiat. In addition, during the years ended December 31, 2013, 2012 and 2011, we recognized reimbursements due from Fiat of $33 million, $51 million, and $78 million, respectively, and recognized reimbursements due to Fiat of $93 million, $45 million, and $25 million, respectively, for costs related to shared engineering and development activities performed under the product and platform sharing agreement that is part of the Fiat-Chrysler Alliance.

Mr. Marchionne is the Chief Executive Officer of Fiat and Chairman or Chief Executive Officer for several significant business units within Fiat and affiliates of Fiat. His compensation from Fiat is publicly disclosed in Fiat’s annual report.

Mr. Palmer served as Chief Financial Officer of Fiat Group Automobiles until becoming our Chief Financial Officer in 2009. In September 2011, Mr. Palmer was given the additional role of Chief Financial Officer of Fiat.

Mr. Alessandro Gili, formerly Head of Accounting for Fiat Group Automobiles, became our Corporate Controller and Chief Accounting Officer in June 2011. In October 2011, Mr. Gili took on additional responsibilities to lead the development of common processes and procedures for the finance organizations of Fiat and Chrysler Group. In June 2013, Mr. Gili was appointed the Chief Accounting Officer of Fiat.

Fiat has responsibility for any repatriation costs if certain former Fiat employees, including Mr. Gili, were to return to Italy. Fiat also has continued to make employer contributions on behalf of Mr. Palmer, Mr. Gili and certain of our other executive officers that are former Fiat employees to the Italian social security system and with respect to certain Italian pension and health arrangements. Effective December 1, 2013, the Fiat employer contributions on behalf of Mr. Palmer with respect to certain Italian pension and health arrangements will discontinue.

In September 2011, Fiat formed the GEC to oversee and enhance the operational integration of all Fiat interests, including Chrysler Group. Members of the GEC include the following Chrysler Group executives: Messrs. Marchionne, Betts, Bigland, Chernoby, Francois, Gorlier, Keegan, Lee, Manley, and Palmer.

Nevertheless, Chrysler Group and Fiat remain distinct legal entities with separate governance. The GEC cannot contractually bind Chrysler Group, and recommendations made by the GEC to Chrysler Group, including transactions with Fiat companies, are subject to Chrysler Group LLC’s governance procedures. Refer to Management —Corporate Governance —Management of the Company for additional information.

Transactions with the VEBA Trust

In 2013, we paid $150,000 in director compensation to the VEBA Trust in lieu of director compensation to Erickson Perkins pursuant to the provisions of our governance documents. Mr. Perkins served as a director of the Company, as appointed by the VEBA Trust, until his resignation on January 21, 2014 and was precluded from receiving such compensation by the UAW, his employer, as described under —Policies and Processes for Transactions Involving Related Parties, below.

Policies and Processes for Transactions Involving Related Parties

As to agreements we have with or for the benefit of our affiliates, our governance documents provide that transactions with or for the benefit of any affiliate involving aggregate payments in excess of $25 million must be approved by a majority of the disinterested directors of the Board. If there are no disinterested directors, the Board must obtain the favorable opinion of an independent expert as to the fairness of the transaction to the Company from a financial point of view. We have a separate written policy that further delineates this process for transactions with Fiat and its affiliates. Once negotiated, transactions over a certain threshold amount are elevated by our Business Development team to the Governance Committee for approval. Otherwise, any ordinary course purchase order transaction with a Fiat affiliate involving a value in excess of a certain threshold amount is brought to the Governance Committee by our Global Purchasing team. In each case, if the Governance Committee is not composed of all of the Company’s disinterested directors with respect to the transaction, the Governance Committee will review the transaction and determine whether it should be presented to all of the Company’s disinterested directors for approval. Also, certain categories of transactions contemplated by the Master Industrial Agreement may be pre-approved by the disinterested directors. Our management team reports regularly to the Governance Committee regarding the status of our principal agreements and financial exchanges with Fiat.

We also have a written policy that governs related party transactions not involving Fiat and its affiliates, in which the Board has delegated to the Governance Committee the authority to review and approve any transaction involving us and any of our executive officers, directors, director nominees, or any beneficial owner of five percent or more of our equity. Transactions between the Company and immediate family members of any of the above parties are also subject to this process. In its review, the Governance Committee must consider each such transaction and determine whether it is in the best interests of the Company, whether comparable commercial terms could be obtained in an arms’ length transaction with an unrelated party, whether such an agreement would trigger a default under the Company’s financing agreements and whether required internal approvals were obtained. To date, there have been no such transactions other than aggregate payments of $200,000 to the VEBA Trust for Mr. Perkins’ service on the Board. This arrangement was approved by our full Board, prior to the creation of the Governance Committee, with Mr. Perkins abstaining. We entered into this arrangement in light of the fact that Mr. Perkins, who was appointed to serve on the Board by the VEBA Trust, had requested that he receive no compensation for his Board service in accordance with the policy of his employer, the UAW, and was therefore precluded from such compensation pursuant to the provisions of our governance documents. Refer to Item 11. Executive Compensation —Director Compensation for additional information.

Our compliance with both these related party policies is audited, and the results of those audits are periodically communicated to our Audit Committee.

In addition to our related party transactions policies, we have a written conflict of interest policy and related procedure applicable to our officers and employees and their spouses and minor children that prohibit them from having personal interests in transactions which conflict with our interests, or which might influence the judgment or actions of our officers and employees in performing their duties. A management committee, the Business Practices Committee, interprets the policy, issues advisories, and reports periodically to the Audit Committee of the Board with respect to noncompliance or waivers.

Director Independence

Our governance documents require that to be independent, a director must be independent of the Company and, if applicable, the party appointing such director. A director’s independence is determined by reference to the list of enumerated relationships precluding independence under the listing rules of the New York Stock Exchange.

Mr. Marchionne is employed by Fiat and does not qualify as an independent director under the New York Stock Exchange standards. The Board has determined that all of its other members qualify as independent directors under those standards.

Item 14.	Principal Accounting Fees and Services.

On December 3, 2012, our Audit Committee approved the dismissal of Deloitte & Touche LLP, or Deloitte & Touche, as our independent registered public accounting firm effective as of the date of Deloitte & Touche’s completion of audit services for the year ended December 31, 2012, and the filing of our annual report on Form 10-K. On December 3, 2012, the Audit Committee also approved the appointment of Ernst & Young LLP, or Ernst & Young, as our independent registered public accounting firm for the year ended December 31, 2013. The Audit Committee recommended this change because, since January 1, 2012, Reconta Ernst & Young S.p.A. has served as the auditor for Fiat S.p.A. and its consolidated subsidiaries, which include Chrysler Group LLC. Our Board of Directors concurred with the Audit Committee’s recommendations. The Chrysler Group LLC Annual Report on Form 10-K was filed on March 7, 2013, at which time the dismissal of Deloitte & Touche as Chrysler Group LLC’s independent registered public accounting firm became effective.

Fees Paid to Ernst & Young. The aggregate fees billed to us for professional services performed by Ernst & Young for the year ended December 31, 2013 were as follows (in millions of dollars):

Year Ended December 31, 2013
Audit fees (1)	$11
Audit-related fees (2)	—
Tax fees (3)	—
All other fees (4)	1

Total	$12

(1)	Audit fees billed or to be billed include fees and related expenses for the audit of our annual consolidated financial statements, reviews of interim financial statements included in our Quarterly Reports on Form 10-Q, statutory or other required audits and assistance with registration statements and issuance of comfort letters.
(2)	Audit-related fees include fees and related expenses for assurance and related services required to comply with financial accounting or regulatory reporting matters.
(3)	Tax fees include fees and related expenses for services performed for tax compliance, planning and advice. Tax planning and advice also include assistance with tax audits, appeals and tax advice related to specific transactions.
(4)	All other fees include fees related to advisory services at certain international locations.

Fees Paid to Deloitte & Touche. The aggregate fees billed to us for professional services performed by Deloitte & Touche for the year ended December 31, 2012 were as follows (in millions of dollars):

Years Ended December 31, 2012
Audit fees (1)	$11
Audit-related fees (2)	—
Tax fees (3)	1
All other fees (4)	1

Total	$13

(1)	Audit fees include fees for the audit of our annual Consolidated Financial Statements, reviews of interim financial statements included in our Quarterly Reports on Form 10-Q and audits and reviews of statutory and regulatory filings.
(2)	Audit-related fees include fees for assurance and related services which include services related to employee benefit plan audits, internal control consultations, issuance of consents and consultation concerning financial accounting and reporting standards.
(3)	Tax fees include fees for services performed for tax compliance, planning and advice. Tax planning and advice also include assistance with tax audits, appeals and tax advice related to specific transactions.
(4)	We did not engage Deloitte & Touche for any other significant services for the year ended December 31, 2012.

The services performed by Ernst & Young during the year ended December 31, 2013 and by Deloitte & Touche during the year ended December 31, 2012, were preapproved in accordance with the pre-approval policy and procedures established by the Audit Committee. This policy requires the independent registered public accounting firm to present the proposed audit services and related fees to the Audit Committee for approval prior to the commencement of the services. Amounts exceeding the initially approved audit fees, or audit services not initially contemplated or considered during the initial approval, must be separately approved by the Audit Committee.

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

The Audit Committee determined that all services provided by Ernst & Young during the year ended December 31, 2013 and by Deloitte & Touche during the year ended December 31, 2012 were compatible with maintaining their independence as principal accountants.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

(a)	Documents filed as part of Chrysler Group LLC’s 2013 Annual Report on Form 10-K

(1)	Financial Statements – Chrysler Group LLC and Consolidated Subsidiaries’ consolidated financial statements.

Page(s)
- Report of Independent Registered Public Accounting Firm	110

- Report of Independent Registered Public Accounting Firm	111

- Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011	112

- Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011	113

- Consolidated Balance Sheets as of December 31, 2013 and 2012	114

- Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	115-116

- Consolidated Statements of Members’ Deficit for the years ended December 31, 2013, 2012 and 2011	117

- Notes to Consolidated Financial Statements	118-

(2)	Financial Statement Schedule:

Page(s)
- Chrysler Group LLC and Consolidated Subsidiaries’ Financial Statement Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011	249

All other schedules have been omitted because the required information is not applicable or is included in the accompanying audited consolidated financial statements and notes thereto.

(b)	Exhibits

Exhibit Number	Description of Documents

2.1	Master Transaction Agreement, dated as of April 30, 2009, among Fiat S.p.A., Chrysler Group LLC, Old Carco LLC and the other subsidiaries of Old Carco LLC identified therein (incorporated by reference to Exhibit 2.1 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

2.2	First Amendment, dated as of May 31, 2009, to the Master Transaction Agreement, dated as of April 30, 2009, among Fiat S.p.A., Chrysler Group LLC, Old Carco LLC and the other subsidiaries of Old Carco LLC identified therein (incorporated by reference to Exhibit 2.2 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

2.3	Second Amendment, dated as of June 5, 2009, to the Master Transaction Agreement, dated as of April 30, 2009, among Fiat S.p.A., Chrysler Group LLC, Old Carco LLC and the other subsidiaries of Old Carco LLC identified therein (incorporated by reference to Exhibit 2.3 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

2.4	Third Amendment, dated as of June 10, 2009, to the Master Transaction Agreement, dated as of April 30, 2009, among Fiat S.p.A., Chrysler Group LLC, Old Carco LLC and the other subsidiaries of Old Carco LLC identified therein (incorporated by reference to Exhibit 2.4 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

2.5	Fourth Amendment, dated as of October 29, 2009, to the Master Transaction Agreement, dated as of April 30, 2009, among Fiat S.p.A., Chrysler Group LLC, Old Carco LLC and the other subsidiaries of Old Carco LLC identified therein (incorporated by reference to Exhibit 2.5 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

3.1	Certificate of Formation of Chrysler Group LLC, as amended (incorporated by reference to Exhibit 3.1 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)

3.2*	Composite Third Amended and Restated Limited Liability Company Operating Agreement of Chrysler Group LLC

3.3	First Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of Chrysler Group LLC, dated as of July 27, 2012 (incorporated by reference to Exhibit 3.3 of Chrysler Group LLC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 7, 2013, File No. 000-54282)

3.4*	Second Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of Chrysler Group LLC, dated as of January 21, 2014

4.4	Indenture, relating to the Notes, dated as of May 24, 2011, among the Company, the Co-Issuer, the guarantors named on the signature pages thereto and Wilmington Trust FSB, as trustee and Citibank, N.A., as collateral agent, paying agent, registrar and authenticating agent (incorporated by reference to Exhibit 4.2 of Chrysler Group LLC’s Current Report on Form 8-K, filed with the SEC on May 24, 2011, File No. 000-54282)

Exhibit Number	Description of Documents

4.5	First Supplemental Indenture, dated as of February 2, 2012, to the Indenture, relating to the Notes, dated as of May 24, 2011, among the Company, the Co-Issuer, the guarantors named on the signature pages thereto and Wilmington Trust National Association, as successor by merger to Wilmington Trust FSB, as trustee and Citibank, N.A., as collateral agent, paying agent, registrar and authenticating agent (incorporated by reference to Exhibit 4.5 of Chrysler Group LLC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 7, 2013, File No. 000-54282)

4.6	Second Supplemental Indenture, dated as of April 5, 2013, to the Indenture, relating to the Notes, dated as of May 24, 2011, among the Company, the Co-Issuer, the guarantors named on the signature pages thereto and Wilmington Trust National Association, as successor by merger to Wilmington Trust FSB, as trustee and Citibank, N.A., as collateral agent, paying agent, registrar and authenticating agent (incorporated by reference to Exhibit 4.1 of Chrysler Group LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 13, 2013, File No. 000-54282)

4.7	Registration Rights Agreement, dated as of February 7, 2014, among the Company, the Co-Issuer, the guarantors named on the signature pages thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.1 of Chrysler Group LLC’s Current Report on Form 8-K, filed with the SEC on February 11, 2014, File No. 000-54282)

10.1	Amended and Restated Credit Agreement, dated as of June 21, 2013, among the Company, the guarantors named on the signature page thereto, the lenders named therein, and Citibank, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 of Chrysler Group LLC’s Current Report on Form 8-K, filed with the SEC on June 21, 2013, File No. 000-54282)

10.2	Assignment and Amendment, dated as of December 23, 2013, among the Company, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of Chrysler Group LLC’s Current Report on Form 8-K, filed with the SEC on December 23, 2013, File No. 000-54282)

10.3	Incremental Assumption Agreement, dated as of February 7, 2014, among the Company, the lenders party thereto and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 of Chrysler Group LLC’s Current Report on Form 8-K, filed with the SEC on February 11, 2014, File No. 000-54282)

10.4	Term Loan Credit Agreement, dated as of February 7, 2014, among the Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 of Chrysler Group LLC’s Current Report on Form 8-K, filed with the SEC on February 11, 2014, File No. 000-54282)

10.5	Master Industrial Agreement, dated as of June 10, 2009, by and among Fiat Group Automobiles S.p.A., Fiat Powertrain Technologies S.p.A, Fiat North America LLC and Chrysler Group LLC (incorporated by reference to Exhibit 10.19 of Amendment No. 1 to Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

10.6Þ	Master Private Label Financing Agreement, dated as of February 6, 2013, by and between Chrysler Group LLC and Santander Consumer USA Inc. (incorporated by reference to Exhibit 10.7 of Chrysler Group LLC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 7, 2013, File No. 000-54282)

10.7▲	Chrysler Group LLC Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10.28 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)

Exhibit Number	Description of Documents

10.8▲	Chrysler Group LLC Executive Employees’ Supplemental Managed Retirement Plan (incorporated by reference to Exhibit 10.29 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)

10.9▲	Chrysler Group LLC Restricted Stock Unit Plan, as amended (incorporated by reference to Exhibit 10.30 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)

10.10▲	Form of Award Notice under the Chrysler Group LLC Restricted Stock Unit Plan dated November 12, 2009 (incorporated by reference to Exhibit 10.31 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)

10.11▲	Form of Award Notice under the Chrysler Group LLC Restricted Stock Unit Plan dated March 12, 2010 (incorporated by reference to Exhibit 10.32 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)

10.12▲	Form of Award Notice under the Chrysler Group LLC Restricted Stock Unit Plan dated January 20, 2011 (incorporated by reference to Exhibit 10.33 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)

10.13▲	Chrysler Group LLC Deferred Phantom Share Plan, as amended (incorporated by reference to Exhibit 10.34 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)

10.14▲	Amended and Restated Chrysler Group LLC Directors’ Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.1 of Chrysler Group LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 14, 2012, File No. 000-54282)

10.15▲	Form of Award Notice under the Amended and Restated Chrysler Group LLC Directors’ Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.16 of Chrysler Group LLC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 7, 2013, File No. 000-54282)

10.16▲	Termination Allowance Plan (incorporated by reference to Exhibit 10.37 of Chrysler Group LLC’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)

10.17▲	Chrysler Group LLC Performance and Leadership Management Award Plan (incorporated by reference to Exhibit 10.20 of Chrysler Group LLC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 6, 2012, File No. 000-54282)

10.18▲	Chrysler Group LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 of Chrysler Group LLC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 6, 2012, File No. 000-54282)

10.19▲	Form of Restricted Share Unit Award Agreement under the Chrysler Group LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.22 of Chrysler Group LLC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 6, 2012, File No. 000-54282)

10.20▲	Form of Performance Share Unit Award Agreement under the Chrysler Group LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.23 of Chrysler Group LLC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 6, 2012, File No. 000-54282)

10.21▲	UAR Award Grant Letter, dated December 3, 2012 (incorporated by reference to Exhibit 10.1 of Chrysler Group LLC’s Current Report on Form 8-K, filed with the SEC on December 7, 2012, File No. 000-54282)

Exhibit Number	Description of Documents

12.1*	Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of the Registrant

31.1*	Section 302 Certification of the Chief Executive Officer

31.2*	Section 302 Certification of the Chief Financial Officer

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INSø	XBRL Instance Document

101.SCHø	XBRL Taxonomy Extension Schema Document

101.CALø	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEFø	XBRL Taxonomy Extension Definition Linkbase Document

101.LABø	XBRL Taxonomy Extension Label Linkbase Document

101.PREø	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed electronically herewith
Þ	Confidential treatment has been requested or previously granted to portions of this exhibit by the SEC
▲	Indicates management contract or compensatory plan or arrangement
†	Furnished herewith
ø	Submitted electronically herewith

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Period
For the Year Ended December 31, 2013
Allowances deducted from assets:
Allowance for doubtful accounts on trade receivables	$56	$13	$—	$(15) (1)	$54
Valuation allowance on deferred tax assets	1,164	4	—	(1,017)	151
For the Year Ended December 31, 2012
Allowances deducted from assets:
Allowance for doubtful accounts on trade receivables	$68	$5	$—	$(17) (1)	$56
Valuation allowance on deferred tax assets	1,124	28	117(2)	(105)	1,164
For the Year Ended December 31, 2011
Allowances deducted from assets:
Allowance for doubtful accounts on trade receivables	102	24	—	(58) (1)	68
Valuation allowance on deferred tax assets	852	35	237(3)	—	1,124

(1)	Trade receivable write-offs, subsequent collections and other adjustments.
(2)	Amounts charged to AOCI, deferred tax assets and deferred tax liabilities.
(3)	Amounts charged to AOCI.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHRYSLER GROUP LLC

Dated: March 6, 2014	By:	/S/ RICHARD K. PALMER
	Name:	Richard K. Palmer
	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ SERGIO MARCHIONNE Sergio Marchionne	Chairman, Chief Executive Officer Chief Operating Officer and President (principal executive officer)	March 6, 2014

/S/ RICHARD K. PALMER Richard K. Palmer	Senior Vice President and Chief Financial Officer (principal financial officer)	March 6, 2014

/S/ ALESSANDRO GILI Alessandro Gili	Vice President, Chief Accounting Officer and Corporate Controller (principal accounting officer)	March 6, 2014

/S/ LÉO W. HOULE Léo W. Houle	Director	March 6, 2014

/S/ JOHN B. LANAWAY John B. Lanaway	Director	March 6, 2014

/S/ ROBERT G. LIBERATORE Robert G. Liberatore	Director	March 6, 2014

/S/ RUTH J. SIMMONS Ruth J. Simmons	Director	March 6, 2014

/S/ DOUGLAS M. STEENLAND Douglas M. Steenland	Director	March 6, 2014

/S/ RONALD L. THOMPSON Ronald L. Thompson	Director	March 6, 2014

/S/ STEPHEN M. WOLF Stephen M. Wolf	Director	March 6, 2014