Form 10-Q
period 2014-03-31
Chrysler Group LLC
filed 2014-05-13
CIK 1513153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There is no public market for our equity securities. As of May 13, 2014, there were 1,632,654 Class A Membership Interests issued and outstanding.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Form 10-Q for the Quarterly Period Ended March 31, 2014

Unless otherwise specified, the terms "we," "us," "our," "Chrysler Group" and the "Company" refer to Chrysler Group LLC and its consolidated subsidiaries, or any one or more of them, as the context may require. "Fiat" refers to Fiat S.p.A., a corporation organized under the laws of Italy, its consolidated subsidiaries (excluding Chrysler Group) and entities it jointly controls, or any one or more of them, as the context may require.
Forward-Looking Statements
This report contains forward-looking statements that reflect our current views about future events. We use the words "anticipate," "assume," "believe," "estimate," "expect," "will," "intend," "may," "plan," "project," "should," "could," "seek," "designed," "potential," "forecast," "target," "objective," "goal," or the negatives of such terms or other similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. For additional discussion of these risks, refer to Item 1A. Risk Factors in our 2013 Annual Report on Form 10-K, or 2013 Form 10-K. These factors include, but are not limited to:

•	our continued ability to reach certain minimum vehicle sales volumes to maintain profitability and appropriate levels of cash flow;

•
our ability to regularly introduce new or significantly refreshed vehicles that appeal to a wide base of consumers and to respond to changing consumer preferences, quality demands, economic conditions and government regulations;

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

•
the potential inability of consumers and our dealers to obtain affordably priced financing on a timely basis due to our lack of a captive finance company, and our ongoing transition to a private-label financing provider;

•	the impact of vehicle defects and/or product recalls (including product liability claims);

•	disruption of production or delivery of new vehicles due to shortages of materials, including supply disruptions resulting from natural disasters, labor strikes or supplier insolvencies;

•	changes and fluctuations in the prices of raw materials, parts and components;

•	the impact of general economic and industry conditions in Europe on our European suppliers;

•	changes in foreign currency exchange rates, commodity prices and interest rates;

•	our substantial indebtedness and limitations on our liquidity that may limit our ability to execute our business plan;

•	changes in laws, regulations and government policies, particularly those relating to vehicle emissions, fuel economy and safety; and

•
interruptions to our business operations caused by information technology systems failures arising from our transition to new, enterprise-wide software systems or from potential cyber security incidents.

If any of these risks and uncertainties materialize, or if the assumptions underlying any of our forward-looking statements prove incorrect, then our actual results, level of activity, performance or achievements may be materially different from those we express or imply by such statements. The risks described in Item 1A. Risk Factors of our 2013 Form 10-K are not exhaustive. Other sections of our 2013 Form 10-K describe additional factors that could adversely affect our business, financial condition or results of operations. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those implied by any forward-looking statements. In addition, any forward-looking statements are based on the assumption that the Company maintains its status as a partnership for U.S. federal and state income tax purposes and do not consider the impact of a potential conversion into a corporate tax paying entity. We do not intend, or assume any obligation, to update these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements referred to above and included elsewhere in this report.

PART I – Financial Information
Item 1. Condensed Consolidated Financial Statements
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Members of Chrysler Group LLC
We have reviewed the condensed consolidated balance sheet of Chrysler Group LLC and subsidiaries as of March 31, 2014, and the related condensed consolidated statements of operations, comprehensive (loss) income, members’ deficit and cash flows for the three-month periods ended March 31, 2014 and 2013. These financial statements are the responsibility of the Company's management.
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
Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Chrysler Group LLC and subsidiaries as of December 31, 2013, and the related consolidated statements of income, comprehensive income (loss), members’ deficit and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 6, 2014. In our opinion, the accompanying condensed consolidated balance sheet of Chrysler Group LLC and subsidiaries as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP
Detroit, Michigan
May 13, 2014

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited —in millions of dollars)

		Three Months Ended March 31,
	Notes	2014	2013
Revenues, net		$18,990	$15,385
Cost of sales		16,522	13,136
GROSS MARGIN		2,468	2,249
Selling, administrative and other expenses		1,989	1,227
Research and development expenses, net		559	577
Restructuring expense (income), net	16	8	(4)
Interest expense	4	225	263
Interest income		(12)	(12)
Loss on extinguishment of debt	9	504	—
(LOSS) INCOME BEFORE INCOME TAXES		(805)	198
Income tax (benefit) expense	10	(115)	32
NET (LOSS) INCOME		$(690)	$166

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited —in millions of dollars)

		Three Months Ended March 31,
	Note	2014	2013
Net (loss) income		$(690)	$166
Other comprehensive income (1)	3	22	165
TOTAL COMPREHENSIVE (LOSS) INCOME		$(668)	$331

(1)	Net of $2 million and $0 of taxes for the three months ended March 31, 2014 and 2013, respectively.

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited —in millions of dollars)

	Notes	March 31, 2014	December 31, 2013
CURRENT ASSETS:
Cash and cash equivalents		$12,363	$13,344
Restricted cash	11	25	8
Trade receivables, net of allowance for doubtful accounts of $64 and $54, respectively		1,571	1,161
Inventories	5	6,236	5,889
Prepaid expenses and other assets	7	1,782	1,647
Deferred taxes		432	484
TOTAL CURRENT ASSETS		22,409	22,533
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net of accumulated depreciation and amortization of $10,798 and $10,267, respectively		15,821	16,071
Equipment and other assets on operating leases, net of accumulated depreciation and amortization of $98 and $111, respectively		1,589	1,391
TOTAL PROPERTY AND EQUIPMENT		17,410	17,462
OTHER ASSETS:
Advances to related parties and other financial assets		35	35
Restricted cash	11	300	325
Goodwill		1,361	1,361
Other intangible assets, net	6	3,355	3,375
Prepaid expenses and other assets	7	632	437
Deferred taxes		297	342
TOTAL OTHER ASSETS		5,980	5,875
TOTAL ASSETS		$45,799	$45,870
CURRENT LIABILITIES:
Trade liabilities		$11,801	$10,643
Accrued expenses and other liabilities	8	10,016	9,830
Current maturities of financial liabilities	9	209	491
Deferred revenue		1,559	1,298
Deferred taxes		41	43
TOTAL CURRENT LIABILITIES		23,626	22,305
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	8	12,136	11,760
Financial liabilities	9	12,705	11,810
Deferred revenue		1,128	1,100
Deferred taxes		84	137
TOTAL LONG-TERM LIABILITIES		26,053	24,807
Commitments and contingencies	11	—	—
MEMBERS’ DEFICIT:
Membership Interests
Class A Membership Interests —1,632,654 units authorized, issued and outstanding at March 31, 2014 and December 31, 2013	15	—	—
Contributed capital	1	663	2,633
(Accumulated losses) retained earnings		(519)	171
Accumulated other comprehensive loss	3	(4,024)	(4,046)
TOTAL MEMBERS’ DEFICIT		(3,880)	(1,242)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT		$45,799	$45,870

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited —in millions of dollars)

		Three Months Ended March 31,
	Notes	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES		$1,623	$1,210
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets		(728)	(780)
Proceeds from disposals of property, plant and equipment		14	2
Purchases of equipment and other assets on operating leases		(2)	(4)
Proceeds from disposals of equipment and other assets on operating leases		3	1
Change in restricted cash		8	20
Other		1	—
NET CASH USED IN INVESTING ACTIVITIES		(704)	(761)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Secured Senior Notes	9	2,985	—
Proceeds from Tranche B Term Loan due 2018	9	1,723	—
Proceeds from Tranche B Term Loan due 2017	9	247	—
Prepayment of VEBA Trust Note	9	(4,587)	—
Payments of Canadian Health Care Trust Note	9	(74)	(45)
Repayments of Auburn Hills Headquarters loan		—	(12)
Repayments of Tranche B Term Loan due 2017		(8)	(8)
Repayments of Mexican development banks credit facility		(7)	(8)
Debt issuance costs		(7)	—
Net (repayments of) proceeds from financial obligations - related party	15	(11)	2
Net repayments of other financial obligations - third party		(13)	(20)
Special distribution paid to our members	15	(1,900)	—
Distribution for state tax withholding obligations and other taxes on behalf of members	15	(60)	(4)
NET CASH USED IN FINANCING ACTIVITIES		(1,712)	(95)
Effect of exchange rate changes on cash and cash equivalents		(188)	(94)
Net change in cash and cash equivalents		(981)	260
Cash and cash equivalents at beginning of period		13,344	11,614
Cash and cash equivalents at end of period		$12,363	$11,874

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT
(Unaudited - in millions of dollars)

	Note	Contributed Capital	(Accumulated Losses) Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2014		$2,633	$171	$(4,046)	$(1,242)
Special distribution paid to our members		(1,900)	—	—	(1,900)
Distribution for state tax withholding obligations and other taxes on behalf of members (1)		(70)	—	—	(70)
Net loss		—	(690)	—	(690)
Total other comprehensive income	3	—	—	22	22
Balance at March 31, 2014		$663	$(519)	$(4,024)	$(3,880)
Balance at January 1, 2013		$2,647	$(2,586)	$(7,320)	$(7,259)
Distribution for state tax withholding obligations on behalf of members		(2)	—	—	(2)
Net income		—	166	—	166
Total other comprehensive income	3	—	—	165	165
Balance at March 31, 2013		$2,645	$(2,420)	$(7,155)	$(6,930)

(1)	Includes a $60 million distribution to members for taxes paid and $10 million accrued distribution for state tax withholding obligations on behalf of members.

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 1. Background and Nature of Operations
Unless otherwise specified, the terms "we," "us," "our," "Chrysler Group" and the "Company" refer to Chrysler Group LLC and its consolidated subsidiaries, or any one or more of them, as the context may require. "Fiat" refers to Fiat S.p.A., a corporation organized under the laws of Italy, its consolidated subsidiaries (excluding Chrysler Group) and entities it jointly controls, or any one or more of them, as the context may require.
Chrysler Group was formed on April 28, 2009 as a Delaware limited liability company. Our sole beneficial owner is Fiat, which holds an indirect 100 percent ownership interest in us effective as of its January 21, 2014 acquisition of the 41.5 percent membership interests held by the UAW Retiree Medical Benefits Trust (the "VEBA Trust").
We design, engineer, manufacture, distribute and sell vehicles under the brand names Chrysler, Jeep, Dodge, Ram and the SRT performance vehicle designation. As part of our industrial alliance with Fiat (the "Fiat-Chrysler Alliance"), we also manufacture certain Fiat-brand vehicles in Mexico, which are distributed by us throughout North America and select markets and sold to Fiat for distribution in other select markets. In addition, Fiat manufactures certain Fiat-brand vehicles for us, which we sell throughout North America. Our product lineup includes passenger cars, utility vehicles (which include sports-utility vehicles and crossover vehicles), minivans, trucks and commercial vans. We also sell automotive service parts and accessories under the Mopar brand name.
Our products are available in more than 150 countries around the world. We sell our products to dealers and distributors for sale to retail customers and fleet customers, which include rental car companies, commercial fleet customers, leasing companies and government entities. The majority of our operations, employees, independent dealers and sales are in North America, primarily in the U.S. Approximately 10 percent of our vehicle sales during both 2013 and the three months ended March 31, 2014 were outside North America, principally in Asia Pacific, South America and Europe. Vehicle, service parts and accessories sales outside North America are primarily through our 100 percent owned, affiliated or independent distributors and dealers. Fiat is the general distributor of our vehicles and service parts in Europe. Fiat is also distributing certain of our vehicles through its well-established networks in other select markets. We are the general distributor for Fiat vehicles in select markets outside of Europe. In addition, as part of the Fiat-Chrysler Alliance, Fiat manufactures certain Fiat-brand vehicles for us, which we sell in select markets. Refer to Note 15, Other Transactions with Related Parties, for additional information regarding the Fiat-Chrysler Alliance and other transactions with Fiat.
On January 21, 2014, Fiat completed a transaction in which its 100 percent owned indirect subsidiary, Fiat North America LLC ("FNA"), indirectly acquired from the VEBA Trust all of the membership interests in Chrysler Group not previously held by FNA. In consideration for the sale of its membership interests in Chrysler Group, the VEBA Trust received $3,650 million consisting of:

•
a special distribution paid from available cash on hand by Chrysler Group to its members, in an aggregate amount of $1,900 million (FNA directed its portion of the special distribution to the VEBA Trust as part of the purchase consideration), which served to fund a portion of the transaction; and

•	$1,750 million paid by FNA.
As part of the transaction, FNA and the VEBA Trust dismissed with prejudice all proceedings before the Delaware Court of Chancery with respect to the interpretation of a call option agreement which granted FNA the right to acquire certain of the membership interests in Chrysler Group held by the VEBA Trust. All of those previously exercised options for the membership interests were acquired by FNA in connection with the transaction described above.
Concurrent with the closing of the transaction, we paid a distribution of $60 million to our members in connection with such members' tax obligations.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 2. Basis of Presentation and Recent Accounting Pronouncements
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and accompanying notes required by U.S. GAAP for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2013 Annual Report on Form 10-K ("2013 Form 10-K") as filed with the U.S. Securities and Exchange Commission ("SEC").
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued updated guidance that changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  This guidance is effective for fiscal periods beginning after December 15, 2014, and is to be applied prospectively. We will comply with this guidance as of January 1, 2015.
In July 2013, the FASB issued updated guidance requiring that certain unrecognized tax benefits be recognized as offsets against the corresponding deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, unless the deferred tax asset is not available or not intended to be used at the reporting date. This guidance was effective for fiscal periods beginning after December 15, 2013, and was to be applied prospectively to unrecognized tax benefits that exist at the effective date. We adopted this guidance as of January 1, 2014, and it did not have a material impact on our consolidated financial statements as it was consistent with our existing practice.
In March 2013, the FASB issued updated guidance to clarify a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance was effective for fiscal periods beginning after December 15, 2013, and was to be applied prospectively to derecognition events occurring after the effective date. We adopted this guidance as of January 1, 2014, and it did not have a material impact on our consolidated financial statements.
In February 2013, the FASB issued updated guidance in relation to the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This guidance is effective for fiscal periods beginning after December 15, 2013, and was to be applied retrospectively for all periods presented for those obligations resulting from joint and several liability arrangements that existed at the beginning of the fiscal year of adoption. We adopted this guidance as of January 1, 2014, and it did not have a material impact on our consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 3. Accumulated Other Comprehensive (Loss) Income
The changes in Accumulated Other Comprehensive (Loss) Income ("AOCI") by component, including the amounts reclassified to income, were as follows (in millions of dollars):

	Three Months Ended March 31, 2014
	Defined Benefit Plan Adjustments				Derivatives
	Net Actuarial Loss		Net Prior Service (Cost) Credit		Currency Forwards and Swaps		Commodity Swaps		Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(4,056)		$(93)		$105		$8		$(10)	$(4,046)
Gain (loss) recorded in other comprehensive income	—		—		49		17		(6)	60
Less: Gain (loss) reclassified from AOCI to income	(27)	(1)	(3)	(1)	60	(2)	6	(3)	—	36
Tax effect	(2)		—		—		—		—	(2)
Other comprehensive income (loss)	25		3		(11)		11		(6)	22
Balance at end of period	$(4,031)		$(90)		$94		$19		$(16)	$(4,024)

	Three Months Ended March 31, 2013
	Defined Benefit Plan Adjustments				Derivatives
	Net Actuarial Loss		Net Prior Service Credit (Cost)		Currency Forwards and Swaps		Commodity Swaps		Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(7,232)		$42		$(40)		$4		$(94)	$(7,320)
Gain recorded in other comprehensive income	—		—		38		19		24	81
Less: Gain (loss) reclassified from AOCI to income	(85)	(1)	10	(1)	(3)	(2)	(6)	(3)	—	(84)
Tax effect	—		—		—		—		—	—
Other comprehensive income (loss)	85		(10)		41		25		24	165
Balance at end of period	$(7,147)		$32		$1		$29		$(70)	$(7,155)

(1)	These AOCI components are included within the computation of net periodic benefit costs. Refer to Note 14, Employee Retirement and Other Benefits, for additional information.

(2)
Amount reclassified to Revenues, Net in the accompanying Condensed Consolidated Statements of Operations. Refer to Note 13, Derivative Financial Instruments and Risk Management, for additional information.

(3)
Amount reclassified to Cost of Sales in the accompanying Condensed Consolidated Statements of Operations. Refer to Note 13, Derivative Financial Instruments and Risk Management, for additional information.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 4. Interest Expense
Interest expense included the following (in millions of dollars):

	Three Months Ended March 31,
	2014	2013
Financial interest expense:
Related parties(1) (see Note 15)	$26	$109
Other	193	158
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	19	29
Capitalized interest related to capital expenditures	(13)	(33)
Total	$225	$263

(1) Related parties includes interest expense related to the VEBA Trust Note through January 20, 2014.
Note 5. Inventories
The components of inventories were as follows (in millions of dollars):

	March 31, 2014	December 31, 2013
Finished products, including service parts	$4,010	$3,830
Work in process	1,984	1,846
Raw materials and manufacturing supplies	242	213
Total	$6,236	$5,889
Note 6. Other Intangible Assets
The components of other intangible assets were as follows (in millions of dollars):

		March 31, 2014
	Range of Useful Lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$—	$2,210
Dealer networks	20	385	93	292
Fiat contributed intellectual property rights	10	320	155	165
Other intellectual property rights	3 - 12	263	72	191
Patented and unpatented technology	4 - 10	208	150	58
Software	3 - 5	450	169	281
Other	1 - 16	285	127	158
Total		$4,121	$766	$3,355

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

		December 31, 2013
	Range of Useful Lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$—	$2,210
Dealer networks	20	388	89	299
Fiat contributed intellectual property rights	10	320	147	173
Other intellectual property rights	3 - 12	263	65	198
Patented and unpatented technology	4 - 10	208	145	63
Software	3 - 5	445	152	293
Other	1 - 16	261	122	139
Total		$4,095	$720	$3,375
The following summarizes the amount of intangible asset amortization expense included in the respective financial statement captions of the accompanying Condensed Consolidated Statements of Operations (in millions of dollars):

	Financial Statement Caption	Three Months Ended March 31,
		2014	2013
Patented and unpatented technology, intellectual property, software and other	Cost of Sales	$42	$39
Dealer networks and other	Selling, Administrative and Other Expenses	5	6
Total		$47	$45
Based on the gross carrying amount of other intangible assets as of March 31, 2014, the estimated future amortization expense for the next five years was as follows (in millions of dollars):

Remainder of 2014	$137
2015	197
2016	155
2017	213
2018	87
Intangible assets that have a finite useful life are generally amortized over their respective estimated useful lives, on a straight-line basis. However, certain other finite-lived intangible assets are amortized in a manner that reflects the pattern in which the economic benefits of the intangible asset will be consumed.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 7. Prepaid Expenses and Other Assets
The components of prepaid expenses and other assets were as follows (in millions of dollars):

	March 31, 2014			December 31, 2013
	Current	Non- Current	Total	Current	Non- Current	Total
Amounts due from related parties (see Note 15)	$710	$—	$710	$729	$—	$729
Prepayment of expenses with related parties (see Note 15)	14	183	197	—	—	—
Prepaid pension expense	—	140	140	—	137	137
Other	1,058	309	1,367	918	300	1,218
Total	$1,782	$632	$2,414	$1,647	$437	$2,084
Note 8. Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows (in millions of dollars):

	March 31, 2014			December 31, 2013
	Current	Non- Current	Total	Current	Non- Current	Total
Pension and postretirement benefits	$199	$8,050	$8,249	$187	$8,126	$8,313
Product warranty costs	1,412	2,578	3,990	1,346	2,454	3,800
Sales incentives	3,982	—	3,982	3,636	—	3,636
Personnel costs	695	363	1,058	792	443	1,235
Amounts due to related parties (see Note 15) (1)	749	89	838	718	—	718
Vehicle residual value guarantees	333	—	333	343	—	343
Income and other taxes	220	94	314	441	98	539
Workers’ compensation	45	234	279	43	234	277
Accrued interest (2)	216	—	216	301	—	301
Restructuring actions (see Note 16)	21	34	55	22	34	56
Other (3)	2,144	694	2,838	2,001	371	2,372
Total	$10,016	$12,136	$22,152	$9,830	$11,760	$21,590

(1)	Excludes amounts due to related parties for accrued interest separately discussed in (2) below.

(2)	Includes $215 million of accrued interest due to related parties as of December 31, 2013. Refer to Note 15, Other Transactions with Related Parties, for additional information.

(3)
Includes a $499 million obligation, $175 million current and $324 million non-current, associated with the MOU entered into with the UAW for continued support of our WCM programs. Refer to Note 11, Commitments, Contingencies and Concentrations, for additional information.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

We issue various types of product warranties under which we generally guarantee the performance of products delivered for a certain period or term. The reserve for product warranties includes the expected costs of warranty obligations imposed by law or contract, as well as the expected costs for mandatory or voluntary actions to recall and repair vehicles and for buyback commitments. We establish reserves for product warranty obligations when the related sale is recognized, which are reflected in the summary of the changes in accrued warranty costs below as "Provision for current period warranties." Estimates are principally based on assumptions regarding the lifetime warranty costs of each vehicle line and each model year of that vehicle line, as well as historical claims experience for our vehicles. Estimates of the future costs of these actions are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the number of vehicles affected by a service or recall action and the nature of the corrective action that may result in adjustments to the established reserves, which are reflected in the summary below as "Net adjustments to pre-existing warranties."
The changes in accrued product warranty costs (excluding deferred revenue from service contracts described below, as well as supplier recoveries) were as follows (in millions of dollars):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$3,800	$3,514
Provision for current period warranties	503	397
Net adjustments to pre-existing warranties	122	(98)
Net warranty settlements	(411)	(334)
Translation and other adjustments	(24)	(18)
Balance at end of period	$3,990	$3,461
We recognized recoveries from suppliers related to warranty claims of $12 million and $15 million during the three months ended March 31, 2014 and 2013, respectively, which are excluded from the change in warranty costs above.
We also offer customers the opportunity to purchase separately-priced service contracts. In addition, from time to time we sell certain vehicles with a service contract included in the sales price of the vehicle. The service contract and vehicle qualify as separate units of accounting in accordance with the accounting guidance for multiple-element arrangements. The revenue from these contracts, as well as our separately-priced service contracts, is recorded as a component of Deferred Revenue in the accompanying Condensed Consolidated Balance Sheets at the inception of the contract and is recognized as revenue over the contract period in proportion to the costs expected to be incurred based on historical information.
The following summarizes the changes in deferred revenue from these contracts (in millions of dollars):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$1,239	$1,075
Deferred revenues for current period service contracts	156	147
Earned revenues in current period	(105)	(109)
Refunds of cancelled contracts	(9)	(14)
Translation and other adjustments	(5)	—
Balance at end of period	$1,276	$1,099

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 9. Financial Liabilities
The components of financial liabilities were as follows (in millions of dollars):

	March 31, 2014
	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable Within One Year:
	Effective
Tranche B Term Loan due 2017	4.06%	(1)	33	33
Tranche B Term Loan due 2018	3.60%	(2)	18	18
Canadian Health Care Trust Note - Tranche B	9.21%	(3)	22	22
Mexican development banks credit facility due 2025	8.58%	(4)	30	30
	Weighted Average
Other:
Capital lease obligations	9.81%		69	61
Other financial obligations	14.84%		50	45
Total other financial liabilities			119	106
Total financial liabilities payable within one year			$222	$209

	Maturity	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable After One Year:
		Effective
Tranche B Term Loan due 2017	5/24/2017	4.06%	(1)	$3,134	$3,082
Tranche B Term Loan due 2018	12/31/2018	3.60%	(2)	1,732	1,706
Secured Senior Notes due 2019	6/15/2019	7.30%	(5)	2,875	2,959
Secured Senior Notes due 2021	6/15/2021	7.57%	(6)	3,080	3,192
Canadian Health Care Trust Notes:
Tranche A	6/30/2017	6.48%	(3)	279	293
Tranche B	6/30/2024	9.21%	(3)	387	396
Tranche C	6/30/2024	9.68%	(7)	105	90
Total Canadian Health Care Trust Notes				771	779
Mexican development banks credit facilities:
Credit facility due 2021	12/23/2021	7.50%	(8)	229	229
Credit facility due 2025	7/19/2025	8.58%	(4)	311	311
Total Mexican development banks credit facilities				540	540
		Weighted Average
Other:
Capital lease obligations	2016-2020	11.02%		304	276
Other financial obligations	2015-2024	13.75%		184	171
Total other financial liabilities				488	447
Total financial liabilities payable after one year				12,620	12,705
Total				$12,842	$12,914

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	December 31, 2013
	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable Within One Year:
	Effective
VEBA Trust Note	11.71%		$224	$221
Tranche B Term Loan due 2017	4.08%	(1)	30	30

Canadian Health Care Trust Notes:
Tranche A	7.38%	(3)	83	85
Tranche B	9.21%	(3)	24	24
Total Canadian Health Care Trust Notes			107	109
Mexican development banks credit facility due 2025	8.81%	(4)	30	30
	Weighted Average
Other:
Capital lease obligations	9.95%		64	55
Other financial obligations	15.14%		51	46
Total other financial liabilities			115	101
Total financial liabilities payable within one year			$506	$491

	Maturity	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable After One Year:
		Effective
VEBA Trust Note	7/15/2023	11.71%		$4,491	$3,971
Tranche B Term Loan due 2017	5/24/2017	4.08%	(1)	2,895	2,842
Secured Senior Notes due 2019	6/15/2019	8.21%	(5)	1,500	1,486
Secured Senior Notes due 2021	6/15/2021	8.44%	(6)	1,700	1,683
Canadian Health Care Trust Notes:
Tranche A	6/30/2017	7.38%	(3)	298	312
Tranche B	6/30/2024	9.21%	(3)	402	411
Tranche C	6/30/2024	9.68%	(7)	110	95
Total Canadian Health Care Trust Notes				810	818
Mexican development banks credit facilities:
Credit facility due 2021	12/23/2021	7.50%	(8)	229	229
Credit facility due 2025	7/19/2025	8.81%	(4)	318	318
Total Mexican development banks credit facilities				547	547
		Weighted Average
Other:
Capital lease obligations	2016-2020	11.04%		316	286
Other financial obligations	2015-2024	13.83%		191	177
Total other financial liabilities				507	463
Total financial liabilities payable after one year				12,450	11,810
Total				$12,956	$12,301

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(1)
Loan bears interest at LIBOR (subject to a 0.75 percent floor) +2.75 percent. Commencing in July 2011, interest has been reset every three months. Stated interest rate as of both March 31, 2014 and December 31, 2013 was 3.50 percent.

(2)	Loan bears interest at LIBOR (subject to a 0.75 percent floor) + 2.50 percent. Stated interest rate as of March 31, 2014 was 3.25 percent.

(3)	Note bears interest at a stated rate of 9.00 percent.

(4)	Represents the stated interest rate. Loan bears interest at the 28 day Interbank Equilibrium Interest Rate ("TIIE") + 4.80 percent subject to a quarterly reset of TIIE.

(5)	Notes bear interest at a stated rate of 8.00 percent.

(6)	Notes bear interest at a stated rate of 8.25 percent.

(7)	Note bears interest at a stated rate of 7.50 percent.

(8)	Represents the stated interest rate. Loan bears interest at the 28 day TIIE +3.70 percent subject to a monthly reset of TIIE.
As of March 31, 2014, the carrying amounts of our financial obligations include fair value adjustments, premiums, discounts, and loan origination fees totaling $72 million related to the following obligations (in millions of dollars):

Tranche B Term Loan due 2017	$(52)
Tranche B Term Loan due 2018	(26)
Secured Senior Notes due 2019	84
Secured Senior Notes due 2021	112
Canadian Health Care Trust Notes	8
Liabilities for capital lease and other financial obligations	(54)
Total	$72
As of March 31, 2014, the aggregate annual contractual maturities of our financial liabilities at face value were as follows (in millions of dollars):

Remainder of 2014	$180
2015	291
2016	310
2017	3,396
2018	1,882
2019 and thereafter	6,783
Total	$12,842
New Debt Issuances and Prepayment of the VEBA Trust Note
On February 7, 2014, we and certain of our U.S. subsidiaries as guarantors entered into the following transactions to facilitate the prepayment of the senior unsecured note issued June 10, 2009 to the VEBA Trust, with an original face amount of $4,587 million ("VEBA Trust Note"):

•
New Senior Credit Facilities - a $250 million additional term loan under the existing tranche B term loan facility, which matures on May 24, 2017 (we collectively refer to the $250 million additional term loan and the $3.0 billion tranche B term loan, which was fully drawn on May 24, 2011, as the "Tranche B Term Loan due 2017", and along with the revolving credit facility maturing May 24, 2016, "Senior Credit Facilities") and a new $1,750 million tranche B term loan ("Tranche B Term Loan due 2018") issued under the term loan credit facility ("Term Loan Credit Facility") that matures on December 31, 2018;

•
Secured Senior Notes due 2019 - issuance of an additional $1,375 million aggregate principal amount of 8 percent secured senior notes ("Offered 2019 Notes"), due June 15, 2019, at an issue price of 108.25 percent of the aggregate principal amount; and

•
Secured Senior Notes due 2021 - issuance of an additional $1,380 million aggregate principal amount of 8 1⁄4 percent secured senior notes ("Offered 2021 Notes"), due June 15, 2021, at an issue price of 110.50 percent of the aggregate principal amount (together with the Offered 2019 Notes, the "Offered Notes").

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The proceeds of these transactions were used to prepay all amounts outstanding of approximately $5.0 billion under the VEBA Trust Note, which included a principal payment of $4,715 million and interest accrued through February 7, 2014. The $4,715 million principal payment consisted of $128 million of interest that was previously capitalized as additional debt with the remaining $4,587 million representing the original face value of the note. The payment of capitalized interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014.
In connection with the prepayment of the VEBA Trust Note, we recorded a non-cash charge of $504 million in the first quarter of 2014, consisting primarily of the remaining unamortized debt discount. The charge is included in Loss on Extinguishment of Debt in the accompanying Condensed Consolidated Statements of Operations.
The payment terms for the outstanding principal and accrued interest and the interest rates on the $250 million additional term loan are consistent with the terms of the $3.0 billion tranche B term loan, which was fully drawn on May 24, 2011, with principal payments on the Tranche B Term Loan due 2017 of $8.1 million due quarterly, commencing March 31, 2014, with the remaining balance due at maturity.
The outstanding principal amount of the Tranche B Term Loan due 2018 is payable in equal quarterly installments of $4.4 million, commencing June 30, 2014, with the remaining balance due at maturity. The Tranche B Term Loan due 2018 bears interest, at our option, either at a base rate plus 1.50 percent per annum or at LIBOR plus 2.50 percent per annum, subject to a base rate floor of 1.75 percent per annum or a LIBOR floor of 0.75 percent per annum, respectively.
If we voluntarily refinance or re-price all or any portion of the Tranche B Term Loan due 2018 on or before August 7, 2014, under certain circumstances, we will be obligated to pay a call premium equal to 1.00 percent of the principal amount refinanced or re-priced. After that date, we may refinance or re-price the Tranche B Term Loan due 2018 without premium or penalty.
Subsequent to these new debt issuances, and subject to the limitations in, the amended and restated credit agreement governing the Senior Credit Facilities, the term loan credit agreement governing the Term Loan Credit Facility, and the indenture governing our secured senior notes, including the Offered Notes, we have the option to increase the amount of the revolving credit facility maturing May 24, 2016, in an aggregate principal amount not to exceed $700 million, subject to certain conditions.
The remaining terms of the Term Loan Credit Facility and the Offered Notes are generally consistent with the terms of the Senior Credit Facilities and the previously issued secured senior notes, respectively. Refer to our 2013 Form 10-K for further information regarding the terms of those agreements.
Canadian Health Care Trust Notes
On January 2, 2014, we made a prepayment on the Canadian Health Care Trust Tranche A note (the "Canadian HCT Tranche A Note") of the scheduled payment due on June 30, 2014. The amount of the prepayment, determined in accordance with the terms of the Canadian HCT Tranche A Note, was $109 million and was composed of a $91 million principal payment and interest accrued through January 2, 2014 of $18 million. The $91 million Canadian HCT Tranche A Note principal payment consisted of $17 million of interest that was previously capitalized as additional debt with the remaining $74 million representing a prepayment of the original principal balance.
On January 3, 2013, we made a prepayment on the Canadian HCT Tranche A Note of the scheduled payment due on July 2, 2013. The amount of the prepayment, determined in accordance with the terms of the Canadian HCT Tranche A Note, was $117 million and was composed of a $92 million principal payment and interest accrued through January 3, 2013 of $25 million. The $92 million Canadian HCT Tranche A Note principal payment consisted of $47 million of interest that was previously capitalized as additional debt with the remaining $45 million representing a prepayment of the original principal balance.
The payments of capitalized interest are included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013.
Refer to our 2013 Form 10-K for further information regarding the Canadian Health Care Trust Notes.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Amounts Available for Borrowing under Credit Facilities
As of March 31, 2014, our $1.3 billion revolving credit facility remains undrawn and the Tranche B Term Loan due 2017, the Tranche B Term Loan due 2018 and the Mexican development banks credit facilities remain fully drawn. Our $4.5 billion ($5.0 billion Canadian dollar, "CAD") Gold Key Lease secured revolving credit facility remains undrawn as of March 31, 2014, however, no additional funding will be provided due to the winding down of the Gold Key Lease program.
Refer to our 2013 Form 10-K for additional information regarding the terms of our financing arrangements.
Note 10. Income Taxes
For interim tax reporting, we estimate our annual effective tax rate and apply it to our year to date ordinary income (loss). The tax effect of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates are reported in the interim period in which they occur. There have been no significant changes in our estimates or the provision for income taxes during the three months ended March 31, 2014.
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
Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. We establish an accrual in connection with pending or threatened litigation if a loss is probable and can be reasonably estimated. Since these accruals represent estimates, it is reasonably possible that the resolution of some of these matters could require us to make payments in excess of the amounts accrued. It is also reasonably possible that the resolution of some of the matters for which accruals could not be made may require us to make payments in an amount or range of amounts that could not be reasonably estimated at March 31, 2014.
The term "reasonably possible" is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. Although the final resolution of any such matters could have a material effect on our operating results for the particular reporting period in which an adjustment of the estimated reserve is recorded, we believe that any resulting adjustment would not materially affect our consolidated financial position or cash flows.
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
Restricted Cash
Restricted cash, which includes cash equivalents, was $325 million as of March 31, 2014. Restricted cash included $238 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler AG and $87 million of collateral for other contractual agreements.
Concentrations
Suppliers
Although we have not experienced any deterioration in our annual production volumes as a result of materials or parts shortages, we have from time to time experienced short term interruptions and variability in quarterly production schedules as a result of temporary supply constraints or disruptions in the availability of raw materials, parts and components as a result of natural disasters and other unexpected events. Additionally, we regularly source systems, components, parts, equipment and tooling from a sole provider or limited number of providers. Therefore, we are at risk for production delays and losses should any supplier fail to deliver goods and services on time. We continuously work with our suppliers to monitor potential supply constraints and to mitigate the effects of any emerging shortages on our production volumes and revenues. We also maintain insurance coverage for certain losses we might incur due to shortages or other supplier disruptions.
Employees
In the U.S. and Canada combined, substantially all of our hourly employees and approximately 20 percent of our salaried employees were represented by unions under collective bargaining agreements, which represented approximately 64 percent of our worldwide workforce as of March 31, 2014. The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") and Unifor represent substantially all of these represented employees in the U.S. and Canada, respectively.
On January 21, 2014, we entered into a memorandum of understanding ("MOU") with the UAW to supplement our existing collective bargaining agreement. In exchange for the UAW's specific commitment to continue to support the implementation of World Class Manufacturing ("WCM") programs throughout our manufacturing facilities, to facilitate benchmarking across all of our manufacturing plants and to actively assist in the achievement of our long-term business plan, we agreed to make payments totaling $700 million to be paid in four equal annual installments. At the direction of the UAW, the payments are to be made to the VEBA Trust. The first installment of $175 million was paid on January 21, 2014 and is reflected in the operating section of the Condensed Consolidated Cash Flows. We have recorded an expense of $672 million in Selling, Administrative and Other Expenses in our Condensed Consolidated Statement of Operations which is the present value of the total cash payments of $700 million. We have recorded an unconditional obligation of $499 million as of March 31, 2014, which includes approximately $2 million of accreted interest, included in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets. We will record interest expense each quarter of approximately $2 million.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Other Matters
SCUSA Private-Label Financing Agreement
In February 2013, we entered into a private-label financing agreement (the "SCUSA Agreement") with Santander Consumer USA Inc. ("SCUSA"), an affiliate of Banco Santander. The financing arrangement launched on May 1, 2013. Under the SCUSA Agreement, SCUSA provides a wide range of wholesale and retail financing services to our dealers and consumers in accordance with its usual and customary lending standards, under the Chrysler Capital brand name. The financing services include credit lines to finance our dealers’ acquisition of vehicles and other products that we sell or distribute, retail loans and leases to finance consumer acquisitions of new and used vehicles at our dealerships, financing for commercial and fleet customers, and ancillary services. In addition, SCUSA works with dealers to offer them construction loans, real estate loans, working capital loans and revolving lines of credit.
Under the financing arrangement, SCUSA has agreed to specific transition milestones for the initial year following launch. We have deemed SCUSA’s performance toward the milestones satisfactory and agreed that the SCUSA Agreement will have a ten year term from February 2013, subject to early termination in certain circumstances, including the failure by a party to comply with certain of its ongoing obligations under the SCUSA Agreement. In accordance with the terms of the agreement, SCUSA provided us an upfront, nonrefundable payment of $150 million in May 2013, which was recognized as deferred revenue and will be amortized over ten years. As of March 31, 2014, $136 million remained in Deferred Revenue in the accompanying Condensed Consolidated Balance Sheets.
We have provided SCUSA with limited exclusivity rights to participate in specified minimum percentages of certain of our retail financing rate subvention programs. SCUSA has committed to certain revenue sharing arrangements, as well as to consider future revenue sharing opportunities. SCUSA bears the risk of loss on loans contemplated by the SCUSA Agreement. The parties share in any residual gains and losses in respect of consumer leases, subject to specific provisions in the SCUSA Agreement, including limitations on our participation in gains and losses. Our dealers and retail customers also obtain funding from other financing sources.
Ally Auto Finance Operating Agreement and Repurchase Obligations
In April 2013, the Auto Finance Operating Agreement between Chrysler Group and Ally Financial Inc. ("Ally"), which we refer to as the "Ally Agreement," was terminated. Notwithstanding the termination of the Ally Agreement, we anticipate that Ally will continue to provide wholesale and retail financing to our dealers and retail customers in the U.S. in accordance with its usual and customary lending standards.
In accordance with the terms of the Ally Agreement, we remained obligated for one year to repurchase Ally-financed dealer inventory that was acquired on or before April 30, 2013 upon certain triggering events and with certain exceptions, in the event of an actual or constructive termination of a dealer’s franchise agreement, including in certain circumstances when Ally forecloses on all assets of a dealer securing financing provided by Ally. These obligations excluded vehicles that have been damaged or altered, that were missing equipment or that had excessive mileage or an original invoice date that was more than one year prior to the repurchase date. As of May 1, 2014, we are no longer obligated to repurchase dealer inventory that was acquired prior to April 30, 2013 and was financed by Ally.
As of March 31, 2014, the maximum potential amount of future payments required to be made to Ally under this guarantee was approximately $33 million and was based on the aggregate repurchase value of eligible vehicles financed by Ally in our U.S. dealer stock. If vehicles were required to be repurchased under this arrangement, the total exposure would have been reduced to the extent the vehicles could be resold to another dealer. The fair value of the guarantee was less than $0.1 million at March 31, 2014, which considered both the likelihood that the triggering events would occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.

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
As of March 31, 2014, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $378 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at March 31, 2014, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.
Note 12. Fair Value Measurements
The following summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions of dollars):

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$11,312	$1,051	$—	$12,363
Restricted cash	325	—	—	325
Derivatives:
Currency forwards and swaps	—	118	—	118
Commodity swaps and options	—	8	12	20
Total	$11,637	$1,177	$12	$12,826
Liabilities:
Derivatives:
Currency forwards and swaps	$—	$22	$—	$22
Commodity swaps and options	—	16	1	17
Total	$—	$38	$1	$39

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$12,129	$1,215	$—	$13,344
Restricted cash	333	—	—	333
Derivatives:
Currency forwards and swaps	—	119	—	119
Commodity swaps and options	—	8	6	14
Total	$12,462	$1,342	$6	$13,810
Liabilities:
Derivatives:
Currency forwards and swaps	$—	$15	$—	$15
Commodity swaps and options	—	11	3	14
Total	$—	$26	$3	$29

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

During the three months ended March 31, 2014 and 2013, there were no transfers between Level 1 and Level 2 or into or out of Level 3.
We enter into over-the-counter currency forward and swap contracts to manage our exposure to risk relating to changes in foreign currency exchange rates. We estimate the fair value of currency forward and swap contracts by discounting future net cash flows derived from market-based expectations for exchange rates to a single present value.
We enter into over-the-counter commodity swaps and options to manage our exposure to risk relating to changes in market prices of various commodities. Swap contracts are fair valued by discounting future net cash flows derived from market-based expectations for commodity prices to a single present value. Options contracts are fair valued using variations of the Black Scholes option pricing model. For certain commodities within our portfolio, market-based expectations of these prices are less observable, and alternative sources are used to develop these inputs. We have classified these commodity swaps as Level 3 within the fair value hierarchy.
We take into consideration credit valuation adjustments on both assets and liabilities taking into account credit risk of our counterparties and non-performance risk as described in Note 13, Derivative Financial Instruments and Risk Management.
The following summarizes the changes in Level 3 items measured at fair value on a recurring basis (in millions of dollars):

	Three Months Ended March 31,
	2014	2013
Derivatives Assets (Liabilities):
Fair Value at beginning of the period	$3	$9
Total realized and unrealized gains (losses):
Included in Net (Loss) Income (1)	3	(1)
Included in Other Comprehensive (Loss) Income (2)	10	17
Settlements (3)	(5)	(4)
Fair value at end of the period	$11	$21
Changes in unrealized losses relating to instruments held at end of period (1)	$—	$—

(1)	The related realized and unrealized losses are recognized in Cost of Sales in the accompanying Condensed Consolidated Statements of Operations.

(2)	The related realized and unrealized gains are recognized in Other Comprehensive Income in the accompanying Condensed Consolidated Statements of Comprehensive (Loss) Income.

(3)	There were no purchases, issuances or sales during the three months ended March 31, 2014 and 2013.
The following summarizes the unobservable inputs related to Level 3 items measured at fair value on a recurring basis as of March 31, 2014:

	Net Asset (in millions of dollars)	Valuation Technique	Unobservable Input	Range	Unit of Measure
Commodity swaps	$11	Discounted	Platinum forward points	$ 0.36 — $ 7.89	Per troy ounce
		cash flow	Palladium forward points	$ 0.07 — $ 2.34	Per troy ounce
			Natural gas forward points	$ (0.72) — $ 0.17	Per giga-joule
The forward points that were used in the valuation of platinum, palladium and certain natural gas contracts were deemed unobservable. Significant increases or decreases in any of the unobservable inputs in isolation would not significantly impact our fair value measurements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The carrying amounts and estimated fair values of our financial instruments were as follows (in millions of dollars):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$12,363	$12,363	$13,344	$13,344
Restricted cash	325	325	333	333
Financial liabilities (1)	12,914	13,532	12,301	13,407
Derivatives:
Included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets	138	138	133	133
Included in Accrued Expenses and Other Liabilities	39	39	29	29

(1)
As of March 31, 2014, the fair value of financial liabilities includes $11.5 billion and $2.0 billion measured utilizing Level 2 and Level 3 inputs, respectively. As of December 31, 2013, the fair value of financial liabilities includes $6.5 billion and $6.9 billion measured utilizing Level 2 and Level 3 inputs, respectively.

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
Note 13. Derivative Financial Instruments and Risk Management
Derivative instruments
All derivative instruments are recognized in the accompanying Condensed Consolidated Balance Sheets at fair value. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. The fair values of our derivative financial instruments are based on pricing models or formulas using current estimated cash flow and discount rate assumptions. We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. The adjustment is estimated based on the net exposure by counterparty. We use an estimate of the counterparty’s non-performance risk when we are in a net asset position and an estimate of our own non-performance risk when we are in a net liability position. As of March 31, 2014 and December 31, 2013, the adjustment for non-performance risk did not materially impact the fair value of derivative instruments.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single–A or better. The aggregate fair value of derivative instruments in asset positions as of March 31, 2014 and December 31, 2013 was approximately $138 million and $133 million, respectively, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss that we would recognize if all counterparties failed to perform as contracted, could be significantly lower.
The terms of the agreements with our counterparties for foreign currency exchange and commodity hedge contracts require us to post collateral when derivative instruments are in a liability position, subject to posting thresholds. In addition, these agreements contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding net asset or liability positions. These cross-default provisions could be triggered if there was a non-performance event under certain debt obligations. The fair values of the related gross liability positions as of March 31, 2014 and December 31, 2013, which represent our maximum potential exposure, were $39 million and $29 million, respectively. Pursuant to the terms of our agreements, no collateral was required to be posted as of March 31, 2014 or December 31, 2013.
The following presents the gross and net amounts of our derivative assets and liabilities after giving consideration to the terms of the master netting arrangements with our counterparties (in millions of dollars):

	March 31, 2014		December 31, 2013
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amounts recognized in the Condensed Consolidated Balance Sheets	$138	$39	$133	$29
Gross amounts not offset in the Condensed Consolidated Balance Sheets that are eligible for offsetting
Derivatives	(25)	(25)	(24)	(24)
Net Amount	$113	$14	$109	$5
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
Changes in the fair value of designated derivatives that are highly effective as cash flow hedges are recorded in AOCI, net of estimated income taxes. These changes in the fair value are then released into earnings contemporaneously with the earnings effects of the hedged items. Cash flows associated with cash flow hedges are reported in Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows. The ineffective portions of the fair value changes are recognized in the results of operations immediately. The amount of ineffectiveness recorded for the three months ended March 31, 2014 and 2013 was immaterial. Our cash flow hedges mature within 18 months.
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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The following summarizes the fair values of derivative instruments designated as cash flow hedges which were outstanding (in millions of dollars):

	March 31, 2014
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$4,081	$95	$(15)
Commodity swaps	199	15	(1)
Total	$4,280	$110	$(16)

	December 31, 2013
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$2,494	$107	$(12)
Commodity swaps	212	9	(3)
Total	$2,706	$116	$(15)

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
The following summarizes the pre-tax effect of gains (losses) recorded in other comprehensive income (loss) and reclassified from AOCI to income (in millions of dollars):

	Three Months Ended March 31, 2014
	AOCI as of January 1, 2014	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of March 31, 2014
Currency forwards and swaps	$106	$49	$60	$95
Commodity swaps	8	17	6	19
Total	$114	$66	$66	$114

	Three Months Ended March 31, 2013
	AOCI as of January 1, 2013	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of March 31, 2013
Currency forwards and swaps	$(40)	$38	$(3)	$1
Commodity swaps	4	19	(6)	29
Total	$(36)	$57	$(9)	$30
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
The following summarizes the fair values of derivative instruments not designated as hedges (in millions of dollars):

	March 31, 2014
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$1,509	$23	$(7)
Commodity swaps and options	397	5	(16)
Total	$1,906	$28	$(23)

	December 31, 2013
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$427	$12	$(3)
Commodity swaps and options	396	5	(11)
Total	$823	$17	$(14)

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
The following summarizes the effect of derivative instruments not designated as hedges in the respective financial statement captions of the accompanying Condensed Consolidated Statements of Operations (in millions of dollars):

		Three Months Ended March 31,
	Financial Statement Caption	2014 Gain (Loss)	2013 Gain (Loss)
Currency forwards and swaps	Revenues, Net	$(8)	$1
Commodity swaps and options	Cost of Sales	(18)	(29)
	Total	$(26)	$(28)
Note 14. Employee Retirement and Other Benefits
We sponsor both noncontributory and contributory defined benefit pension plans. The majority of the plans are funded plans. The noncontributory pension plans cover certain of our hourly and salaried employees. Benefits are based on a fixed rate for each year of service. Additionally, contributory benefits are provided to certain of our salaried employees under the salaried employees’ retirement plans. These plans provide benefits based on the employee’s cumulative contributions, years of service during which the employee contributions were made and the employee’s average salary during the five consecutive years in which the employee’s salary was highest in the 15 years preceding retirement or the freeze of such plans, as applicable.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

We provide health care, legal and life insurance benefits to certain of our hourly and salaried employees. Upon retirement from the Company, employees may become eligible for continuation of certain benefits. Benefits and eligibility rules may be modified periodically.
Benefits Expense
The components of pension and other postretirement benefits ("OPEB") expense (income) were as follows (in millions of dollars):

	Three Months Ended March 31,
	2014		2013
	Pension Benefits	OPEB	Pension Benefits	OPEB
Service cost	$56	$6	$91	$8
Interest cost	350	32	336	30
Expected return on plan assets	(420)	—	(463)	—
Recognition of net actuarial losses	21	6	73	12
Amortization of prior service cost (credit)	3	—	—	(10)
Net periodic benefit costs	$10	$44	$37	$40
Contributions and Payments
During the three months ended March 31, 2014, employer contributions to our U.S. and Canadian funded pension plans amounted to $14 million and $1 million, respectively. For the remainder of 2014, employer contributions to our U.S. funded pension plans are expected to be $828 million, of which $38 million will be made to satisfy minimum funding requirements and $790 million will be discretionary; employer contributions to our Canadian funded pension plans are expected to be $5 million to satisfy minimum funding requirements.
Employer contributions to our unfunded pension and OPEB plans amounted to $10 million and $44 million, respectively, for the three months ended March 31, 2014. Employer contributions to our unfunded pension and OPEB plans for the remainder of 2014 are expected to be $33 million and $134 million, respectively, which represent the expected benefit payments to participants.
Note 15. Other Transactions with Related Parties
We engage in arm's length transactions with unconsolidated subsidiaries, associated companies and other related parties on commercial terms that are normal in their respective markets, considering the characteristics of the goods or services involved.
 Fiat Ownership Interest
On January 21, 2014, Fiat completed a transaction in which its 100 percent owned indirect subsidiary, FNA, indirectly acquired from the VEBA Trust all of the membership interests in Chrysler Group not previously held by FNA. In consideration for the sale of its membership interests in Chrysler Group, the VEBA Trust received $3,650 million consisting of:

•
a special distribution paid by us from available cash on hand to FNA and the VEBA Trust, in an aggregate amount of $1,900 million (FNA directed its portion of the special distribution to the VEBA Trust as part of the purchase consideration), which served to fund a portion of the transaction; and

•	$1,750 million paid by FNA.
As part of the transaction, FNA and the VEBA Trust dismissed with prejudice all proceedings before the Delaware Court of Chancery with respect to the interpretation of a call option agreement which granted FNA the right to acquire certain of the membership interests in Chrysler Group held by the VEBA Trust. All of those previously exercised options for the membership interests were acquired by FNA in connection with the transaction described above.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Concurrent with the closing of the transaction, we paid a distribution of $60 million to our members in connection with such members' tax obligations.
Fiat-Chrysler Alliance and Other Transactions
Pursuant to the Fiat-Chrysler Alliance, we established an industrial alliance through which we collaborate with Fiat on a number of fronts, including product and platform sharing and development, global distribution, procurement, information technology infrastructure and process improvement. The alliance is composed of various commercial arrangements entered into pursuant to the master industrial agreement.
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
In May 2012, and pursuant to a 2011 definitive technology license agreement with Fiat, we recorded a $37 million license fee for Fiat’s use of intellectual property in the production of two vehicles. We began amortizing the applicable portion of the seven year license fee when production launched for each of the vehicles in 2013. As of March 31, 2014, $32 million remained in Deferred Revenue in the accompanying Condensed Consolidated Balance Sheets.
In December 2013, we entered into an agreement with Fiat related to the production of a vehicle for which Fiat will incur, on our behalf, costs and expenses for the development, manufacture and procurement of tooling, machinery and equipment. In March 2014, we recorded $48 million associated with Chrysler unique tooling, machinery and equipment and as of March 31, 2014, $146 million of such expenditures were recorded in Property, Plant and Equipment, net in the accompanying Condensed Consolidated Balance Sheets.
In March 2014, we entered into an additional agreement with Fiat which sets out the terms under which we will fund our share of certain common capital investments, determined proportionally based on our share of committed contract volumes of supplied vehicles. During the three months ended March 31, 2014 and in accordance with the agreement, we recorded $197 million related to common capital investment in Prepaid Expenses and Other Assets in the accompanying Condensed Consolidated Balance Sheets. We will begin amortizing the prepaid asset after production of the vehicle begins and as each vehicle is sold.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The following summarizes our transactions with Fiat (in millions of dollars):

	Three Months Ended March 31,
	2014	2013
Sales of vehicles, parts and services provided to Fiat	$526	$361
Purchases of vehicles, parts, services, tooling, machinery and equipment from Fiat	568	483
Amounts capitalized in property, plant and equipment, net and other intangible assets, net	71	102
Reimbursements to Fiat recognized (1)	9	32
Reimbursements from Fiat recognized (1)	12	9
Royalty income from Fiat	3	2
Royalty fees incurred for intellectual property contributed by Fiat	—	1
Interest expense on financial resources provided by Fiat	3	—

(1)
Includes reimbursements recognized for costs related to shared engineering and development activities performed under the product and platform sharing arrangements that are part of our industrial alliance.

VEBA Trust
Effective January 21, 2014, the VEBA Trust is no longer deemed to be a related party as a result of Fiat's acquisition of the VEBA Trust's 41.5 percent ownership interest in us. Interest expense on the VEBA Trust Note totaled $23 million for the period from January 1, 2014 to January 20, 2014 and $109 million for the three months ended March 31, 2013. Refer to Note 9, Financial Liabilities for additional information regarding our prepayment of the VEBA Trust Note in February 2014.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Related Party Summary
Amounts due from and to related parties were as follows (in millions of dollars):

	March 31, 2014
	VEBA Trust		Fiat	Other	Total
Amounts due from related parties (included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets)	$—		$695	$22	$717
Amounts due to related parties (included in Accrued Expenses and Other Liabilities)	$—		$833	$5	$838
Financial liabilities to related parties (included in Financial Liabilities)	—		117	—	117
Total due to related parties	$—		$950	$5	$955
	December 31, 2013
	VEBA Trust		Fiat	Other	Total
Amounts due from related parties (included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets)	$—		$725	$13	$738
Amounts due to related parties (included in Accrued Expenses and Other Liabilities)	$215		$714	$4	$933
Financial liabilities to related parties (included in Financial Liabilities)	4,192	(1)	127	—	4,319
Total due to related parties	$4,407		$841	$4	$5,252

(1)	Amount is net of $523 million discount. Refer to Note 9, Financial Liabilities, for additional information.
Amounts included in "Other" above relate to balances with related unconsolidated companies as a result of transactions in the ordinary course of business.
Note 16. Restructuring Actions
In connection with our transaction with Old Carco LLC ("Old Carco") in June 2009, we assumed certain liabilities related to specific restructuring actions commenced by Old Carco. These liabilities represented costs for workforce reduction actions related to our represented and non-represented hourly and salaried workforce, as well as specific contractual liabilities assumed for other costs, including supplier cancellation claims.
Key initiatives for Old Carco’s restructuring actions included workforce reductions, elimination of excess production capacity, refinements to its product portfolio and restructuring of international distribution operations. To eliminate excess production capacity, Old Carco eliminated manufacturing work shifts, reduced line speeds at certain manufacturing facilities, adjusted volumes at stamping and powertrain facilities and idled certain manufacturing plants. Old Carco’s restructuring actions also included the cancellation of five existing products from its portfolio, discontinued development on certain previously planned product offerings and the closure of certain parts distribution centers in the U.S. and Canada. We will continue to execute the remaining actions under Old Carco’s restructuring initiatives. The remaining actions principally include the completion of the activities associated with the idling of two manufacturing facilities and the restructuring of our international distribution operations, the plans for which have been refined, including the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization. Costs associated with these remaining actions include, but are not limited to: employee severance, legal claims and other international dealer network related costs. The remaining workforce reductions will affect represented and non-represented hourly and salaried employees and will be achieved through a combination of retirements, special programs, attrition and involuntary separations.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2014, we recorded charges of $9 million primarily related to employee severance costs. There were no restructuring charges recorded during the three months ended March 31, 2013.
We made refinements to existing reserve estimates resulting in net reductions of $1 million and $4 million for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, the adjustments related to decreases in the expected workforce reduction costs. During the three months ended March 31, 2013, the adjustments related to decreases in the expected workforce reduction costs and legal claim reserves. In both periods, the adjustments were made as a result of management’s adequacy reviews, which took into consideration the status of the restructuring actions and the estimated costs to complete the actions.
The restructuring charges and reserve adjustments are included in Restructuring Expense (Income), Net in the accompanying Condensed Consolidated Statements of Operations and would have otherwise been reflected in Cost of Sales.
We anticipate that the total costs we will incur related to these restructuring activities, including the initial assumption of the $554 million obligation from Old Carco, as well as additional charges and refinements made to the estimates, will be $531 million, including $358 million related to employee workforce reduction costs and $173 million of other costs. We expect to make payments of approximately $55 million.
Restructuring reserves are included in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets. The following summarizes the restructuring reserves activity (in millions of dollars):

	Three Months Ended March 31,
	2014			2013
	Workforce Reductions	Other	Total	Workforce Reductions	Other	Total
Balance at beginning of period	$11	$45	$56	$20	$49	$69
Charges	8	1	9	—	—	—
Adjustments to reserve estimates	(1)	—	(1)	(2)	(2)	(4)
Payments	(8)	—	(8)	—	(1)	(1)
Other, including currency translation	—	(1)	(1)	3	(1)	2
Balance at end of period	$10	$45	$55	$21	$45	$66
Note 17. Venezuelan Currency Regulations and Devaluation
Based on first quarter 2014 developments related to the foreign exchange process in Venezuela, we have changed the exchange rate used to remeasure our Venezuelan subsidiary’s net monetary assets in U.S. dollars ("USD"). As the official exchange rate is increasingly reserved only for purchases of those goods and services deemed "essential" by the Venezuelan government, we began to use the exchange rate determined by an auction process conducted by Venezuela's Supplementary Foreign Currency Administration System ("SICAD"), referred to as the "SICAD I rate", as of March 31, 2014. At March 31, 2014, the SICAD I rate was 10.7 Venezuelan Bolivar ("VEF") to USD. Previously, we utilized the official exchange rate of 6.3 VEF to USD.
In late March 2014, the Venezuelan government introduced an additional auction-based foreign exchange system, referred to as the SICAD II rate. The SICAD II rate has ranged from 49 and 51.9 VEF to USD in the period since its introduction until May 13, 2014. The SICAD II rate is expected to be used primarily for imports and has been limited to amounts of VEF that can be exchanged into other currencies, such as the USD. As a result of the recent exchange agreement between the Central Bank of Venezuela and the Venezuelan government and the limitations of the SICAD II rate, we believe any future remittances of dividends would be transacted at the SICAD I rate. As a result, we determined that the SICAD I rate is the most appropriate rate to use.
In accordance with our use of the SICAD I rate, we recorded a first quarter 2014 remeasurement charge of $129 million as a reduction to Revenues, Net. As the SICAD I rate is based on periodic auctions, there may be significant changes to the exchange rate in future quarters, as well as other related developments in Venezuela, which may materially impact our consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

On February 8, 2013, the Venezuelan government announced a devaluation of the official exchange rate of the VEF relative to the USD from 4.3 VEF per USD to 6.3 VEF per USD, effective February 13, 2013. As a result of this devaluation, we recognized a $78 million foreign currency translation loss as a reduction to Revenues, Net in the accompanying Condensed Consolidated Statements of Operations during the three months ended March 31, 2013.
As of March 31, 2014 and December 31, 2013, the net monetary assets of Chrysler de Venezuela denominated in VEF were 1,972 million ($184 million at 10.7 VEF per USD) and 2,221 million ($352 million at 6.3 VEF per USD), respectively, which included cash and cash equivalents denominated in VEF of 2,196 million ($205 million at 10.7 VEF per USD) and 2,347 million ($373 million at 6.3 VEF per USD), respectively.
Note 18. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements
Chrysler Group LLC ("Parent"), CG Co-Issuer Inc. ("CG Co-Issuer"), our 100 percent owned special purpose finance subsidiary, and certain of our 100 percent owned U.S. subsidiaries (the "Guarantors") fully and unconditionally guarantee the Secured Senior Notes due 2019 and Secured Senior Notes due 2021 (the "Notes") on a joint and several basis. CG Co-Issuer does not have any operations, assets, liabilities (other than the Notes) or revenues. CG Co-Issuer and each of the guarantors also guarantee the Senior Credit Facilities and Term Loan Credit Facility. Refer to Note 9, Financial Liabilities, and our 2013 Form 10-K for additional information related to the Notes, Senior Credit Facilities and Term Loan Credit Facility.
In April 2013, a 100 percent owned U.S. subsidiary of the Parent became a guarantor as its total assets exceeded the de minimis subsidiary threshold defined in the credit agreement governing our Senior Credit Facilities. The following supplemental parent and guarantor condensed consolidating financial statements reflect the addition of the new guarantor. The prior year financial information has been reclassified to conform to the current year presentation. The term "Guarantors" hereinafter includes this new guarantor.
The following condensed consolidating financial statements present financial data for (i) the Parent; (ii) the combined Guarantors; (iii) the combined Non-Guarantors (all subsidiaries that are not Guarantors ("Non-Guarantors")); (iv) consolidating adjustments to arrive at the information for the Parent, Guarantors and Non-Guarantors on a consolidated basis and (v) the consolidated financial results for Chrysler Group.
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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Three Months Ended March 31, 2014
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$19,555	$2,261	$10,532	$(13,358)	$18,990
Cost of sales	17,514	2,214	10,142	(13,348)	16,522
GROSS MARGIN	2,041	47	390	(10)	2,468
Selling, administrative and other expenses	1,736	(2)	245	10	1,989
Research and development expenses, net	544	—	15	—	559
Restructuring expenses (income), net	—	—	8	—	8
Interest expense	204	4	31	(14)	225
Interest income	(7)	(1)	(9)	5	(12)
Loss on extinguishment of debt	504	—	—	—	504
(LOSS) INCOME BEFORE INCOME TAXES	(940)	46	100	(11)	(805)
Income tax (benefit) expense	(42)	21	(94)	—	(115)
Equity in net (income) loss of subsidiaries	(208)	(2)	—	210	—
NET (LOSS) INCOME	(690)	27	194	(221)	(690)
Other comprehensive (loss) income	22	—	(41)	41	22
TOTAL COMPREHENSIVE (LOSS) INCOME	$(668)	$27	$153	$(180)	$(668)

	Three Months Ended March 31, 2013
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$15,927	$1,669	$8,903	$(11,114)	$15,385
Cost of sales	14,117	1,649	8,516	(11,146)	13,136
GROSS MARGIN	1,810	20	387	32	2,249
Selling, administrative and other expenses	1,000	30	189	8	1,227
Research and development expenses, net	556	—	21	—	577
Restructuring expenses (income), net	—	(3)	(1)	—	(4)
Interest expense	237	3	33	(10)	263
Interest income	(3)	—	(9)	—	(12)
(LOSS) INCOME BEFORE INCOME TAXES	20	(10)	154	34	198
Income tax (benefit) expense	1	—	31	—	32
Equity in net (income) loss of subsidiaries	(147)	2	—	145	—
NET (LOSS) INCOME	166	(12)	123	(111)	166
Other comprehensive (loss) income	165	—	9	(9)	165
TOTAL COMPREHENSIVE (LOSS) INCOME	$331	$(12)	$132	$(120)	$331

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	March 31, 2014
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$8,359	$309	$3,695	$—	$12,363
Restricted cash	18	—	7	—	25
Trade receivables, net	840	288	443	—	1,571
Inventories	3,689	140	2,620	(213)	6,236
Prepaid expenses and other assets
Due from subsidiaries	—	—	—	—	—
Other	441	566	771	4	1,782
Deferred taxes	12	1	419	—	432
TOTAL CURRENT ASSETS	13,359	1,304	7,955	(209)	22,409
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	11,240	561	4,149	(129)	15,821
Equipment and other assets on operating leases, net	1,032	281	314	(38)	1,589
TOTAL PROPERTY AND EQUIPMENT	12,272	842	4,463	(167)	17,410
OTHER ASSETS:
Advances to related parties and other financial assets
Due from subsidiaries	1,667	411	110	(2,188)	—
Other	32	—	3	—	35
Investment in subsidiaries	4,886	163	—	(5,049)	—
Restricted cash	287	—	13	—	300
Goodwill	1,361	—	—	—	1,361
Other intangible assets, net	3,263	23	952	(883)	3,355
Prepaid expenses and other assets	282	14	336	—	632
Deferred taxes	13	—	284	—	297
TOTAL OTHER ASSETS	11,791	611	1,698	(8,120)	5,980
TOTAL ASSETS	$37,422	$2,757	$14,116	$(8,496)	$45,799
CURRENT LIABILITIES:
Trade liabilities	$8,806	$186	$2,809	$—	$11,801
Accrued expenses and other liabilities
Due to subsidiaries	940	987	108	(2,035)	—
Other	7,052	58	2,906	—	10,016
Current maturities of financial liabilities
Due to subsidiaries	2	—	426	(428)	—
Other	132	—	77	—	209
Deferred revenue	1,389	61	132	(23)	1,559
Deferred taxes	—	—	41	—	41
TOTAL CURRENT LIABILITIES	18,321	1,292	6,499	(2,486)	23,626
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	10,814	155	1,167	—	12,136
Financial liabilities
Due to subsidiaries	—	—	—	—	—
Other	11,375	—	1,330	—	12,705
Deferred revenue	775	148	205	—	1,128
Deferred taxes	17	22	45	—	84
TOTAL LONG-TERM LIABILITIES	22,981	325	2,747	—	26,053
MEMBERS’ INTEREST (DEFICIT):
Membership interests	—	—	392	(392)	—
Contributed capital	663	1,660	1,931	(3,591)	663
Accumulated (losses) retained earnings	(519)	(520)	3,128	(2,608)	(519)
Accumulated other comprehensive loss	(4,024)	—	(581)	581	(4,024)
TOTAL MEMBERS’ INTEREST (DEFICIT)	(3,880)	1,140	4,870	(6,010)	(3,880)
TOTAL LIABILITIES AND MEMBERS’ INTEREST (DEFICIT)	$37,422	$2,757	$14,116	$(8,496)	$45,799

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	December 31, 2013
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$10,256	$171	$2,917	$—	$13,344
Restricted cash	1	—	7	—	8
Trade receivables, net	423	310	428	—	1,161
Inventories	3,168	121	2,809	(209)	5,889
Prepaid expenses and other assets
Due from subsidiaries	—	—	170	(170)	—
Other	446	567	634	—	1,647
Deferred taxes	19	1	464	—	484
TOTAL CURRENT ASSETS	14,313	1,170	7,429	(379)	22,533
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	11,328	576	4,300	(133)	16,071
Equipment and other assets on operating leases, net	841	283	305	(38)	1,391
TOTAL PROPERTY AND EQUIPMENT	12,169	859	4,605	(171)	17,462
OTHER ASSETS:
Advances to related parties and other financial assets
Due from subsidiaries	1,782	168	111	(2,061)	—
Other	32	—	3	—	35
Investment in subsidiaries	4,684	161	—	(4,845)	—
Restricted cash	311	—	14	—	325
Goodwill	1,361	—	—	—	1,361
Other intangible assets, net	3,279	24	991	(919)	3,375
Prepaid expenses and other assets	267	13	157	—	437
Deferred taxes	27	—	315	—	342
TOTAL OTHER ASSETS	11,743	366	1,591	(7,825)	5,875
TOTAL ASSETS	$38,225	$2,395	$13,625	$(8,375)	$45,870
CURRENT LIABILITIES:
Trade liabilities	$7,956	$164	$2,523	$—	$10,643
Accrued expenses and other liabilities
Due to subsidiaries	1,646	696	—	(2,342)	—
Other	6,715	65	3,050	—	9,830
Current maturities of financial liabilities
Due to subsidiaries	2	—	170	(172)	—
Other	332	—	159	—	491
Deferred revenue	1,142	59	125	(28)	1,298
Deferred taxes	—	—	43	—	43
TOTAL CURRENT LIABILITIES	17,793	984	6,070	(2,542)	22,305
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	10,413	160	1,187	—	11,760
Financial liabilities
Due to subsidiaries	—	—	—	—	—
Other	10,433	—	1,377	—	11,810
Deferred revenue	750	138	212	—	1,100
Deferred taxes	78	—	59	—	137
TOTAL LONG-TERM LIABILITIES	21,674	298	2,835	—	24,807
MEMBERS’ INTEREST (DEFICIT):
Membership interests	—	—	409	(409)	—
Contributed capital	2,633	1,660	1,915	(3,575)	2,633
Accumulated (losses) retained earnings	171	(547)	2,936	(2,389)	171
Accumulated other comprehensive loss	(4,046)	—	(540)	540	(4,046)
TOTAL MEMBERS’ INTEREST (DEFICIT)	(1,242)	1,113	4,720	(5,833)	(1,242)
TOTAL LIABILITIES AND MEMBERS’ INTEREST (DEFICIT)	$38,225	$2,395	$13,625	$(8,375)	$45,870

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Three Months Ended March 31, 2014
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$197	$391	$908	$127	$1,623
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(601)	(11)	(116)	—	(728)
Proceeds from disposals of property, plant and equipment	14	—	—	—	14
Purchases of equipment and other assets on operating leases	—	(2)	—	—	(2)
Proceeds from disposals of equipment and other assets on operating leases	—	3	—	—	3
Change in restricted cash	7	—	1	—	8
Other	1	—	—	—	1
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(579)	(10)	(115)	—	(704)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Secured Senior Notes	2,985	—	—	—	2,985
Proceeds from Tranche B Term Loan due 2018	1,723	—	—	—	1,723
Proceeds from Tranche B Term Loan due 2017	247	—	—	—	247
Prepayment of VEBA Trust Note	(4,587)	—	—	—	(4,587)
Payments of Canadian Health Care Trust Note	—	—	(74)	—	(74)
Repayment of Tranche B Term Loan due 2017	(8)	—	—	—	(8)
Repayment of Mexican development banks credit facility	—	—	(7)	—	(7)
Debt issuance costs	(7)	—	—	—	(7)
Net (repayments of) proceeds from financial obligations - related party	(6)	—	(5)	—	(11)
Net repayments of other financial obligations- third party	(17)	—	4	—	(13)
Special distribution paid to our members	(1,900)	—	—	—	(1,900)
Distribution for state tax withholding obligati-ons and other taxes on behalf of members	(60)	—	—	—	(60)
Dividends issued to subsidiaries	—	—	(2)	2	—
Net increase (decrease) in loans to subsidiaries	115	(243)	257	(129)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,515)	(243)	173	(127)	(1,712)
Effect of exchange rate changes on cash and cash equivalents	—	—	(188)	—	(188)
Net change in cash and cash equivalents	(1,897)	138	778	—	(981)
Cash and cash equivalents at beginning of period	10,256	171	2,917	—	13,344
Cash and cash equivalents at end of period	$8,359	$309	$3,695	$—	$12,363

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Three Months Ended March 31, 2013
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$667	$118	$514	$(89)	$1,210
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(619)	(11)	(150)	—	(780)
Proceeds from disposals of property, plant and equipment	2	—	—	—	2
Purchases of equipment and other assets on operating leases	—	(4)	—	—	(4)
Proceeds from disposals of equipment and other assets on operating leases	—	1	—	—	1
Change in restricted cash	26	—	(6)	—	20
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(591)	(14)	(156)	—	(761)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of Canadian Health Care Trust Note	—	—	(45)	—	(45)
Repayments of Auburn Hills Headquarters loan	—	—	(12)	—	(12)
Repayment of Tranche B Term Loan due 2017	(8)	—	—	—	(8)
Repayment of Mexican development banks credit facility	—	—	(8)	—	(8)
Net (repayments of)proceeds from financial obligations - related party	—	—	2	—	2
Net repayments of other financial obligations - third party	(19)	—	(1)	—	(20)
Distribution for state tax withholding obligations and other taxes on behalf of members	(4)	—	—	—	(4)
Net increase (decrease) in loans to subsidiaries	(73)	28	(44)	89	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(104)	28	(108)	89	(95)
Effect of exchange rate changes on cash and cash equivalents	—	—	(94)	—	(94)
Net change in cash and cash equivalents	(28)	132	156	—	260
Cash and cash equivalents at beginning of period	9,110	128	2,376	—	11,614
Cash and cash equivalents at end of period	$9,082	$260	$2,532	$—	$11,874

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 19. Subsequent Events
Secured Senior Notes Exchange Offer
In connection with our February 7, 2014 offering of the Offered Notes, we entered into a registration rights agreement with the initial purchasers of the Offered Notes. Under the terms of the registration rights agreement, we agreed to register notes having substantially identical terms as the respective Offered Notes with the SEC as part of an offer to exchange freely tradable notes for the Offered Notes. On April 7, 2014 and subject to the terms and conditions set forth in our prospectus, we commenced an offer to exchange the freely tradable 8 percent secured senior notes due 2019 (“2019 Notes”) for the outstanding Offered 2019 Notes and the freely tradable 8 1/4 percent secured senior notes due 2021 (“2021 Notes”) for the outstanding Offered 2021 Notes. Each of the 2019 Notes and 2021 Notes are identical in all material respects to our existing Notes.
On May 5, 2014, our offers to exchange the Offered 2019 Notes and Offered 2021 Notes expired. Substantially all of the Offered Notes were tendered for the 2019 Notes and 2021 Notes. The holders of the Offered Notes who tendered their notes received an equal principal amount of 2019 Notes for the Offered 2019 Notes and an equal principal amount of 2021 Notes for the Offered 2021 Notes. The form and terms of the 2019 Notes and 2021 Notes are identical in all material respects to the Offered Notes, except that the 2019 Notes and 2021 Notes do not contain restrictions on transfer.
Joint Venture Partnership Agreement
On April 19, 2014, we executed an agreement to join in a joint venture partnership with Fiat Group Automobiles S.p.A. and Guangzhou Automobile Group Co., Ltd. According to the revised agreement, the joint venture, GAC Fiat Automobiles Co., Ltd., will begin localized production of three new Jeep vehicles for the Chinese market, expanding the portfolio of Jeep sports-utility vehicles currently available to Chinese consumers as imports. The amounts, structure, investments and funding are expected to be finalized in 2014. Production is expected to begin by late 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with our accompanying condensed consolidated financial statements and related notes thereto, as well as our 2013 Annual Report on Form 10-K, or 2013 Form 10-K, filed with the U.S. Securities and Exchange Commission, or SEC.
Selected Financial and Other Data
The following sets forth selected financial and other data for the periods presented:

	Three Months Ended March 31,
	2014	Percentage of Revenues	2013	Percentage of Revenues
		(in millions of dollars)
Condensed Consolidated Statements of Income Data:
Revenues, net	$18,990	100.0%	$15,385	100.0%
Gross margin	2,468	13.0%	2,249	14.6%
Selling, administrative and other expenses	1,989	10.5%	1,227	8.0%
Research and development expenses, net	559	2.9%	577	3.8%
Interest expense	225	1.2%	263	1.7%
Loss on extinguishment of debt	504	2.7%	—	—%
Net (loss) income	(690)	(3.6%)	166	1.1%

	March 31, 2014	December 31, 2013
	(in millions of dollars)
Condensed Consolidated Balance Sheets Data:
Cash and cash equivalents	$12,363	$13,344
Restricted cash	325	333
Total assets	45,799	45,870
Current maturities of financial liabilities	209	491
Long-term financial liabilities	12,705	11,810
Members’ deficit	(3,880)	(1,242)

	Three Months Ended March 31,
	2014	2013
	(in millions of dollars)
Condensed Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in):
Operating activities	$1,623	$1,210
Investing activities	(704)	(761)
Financing activities	(1,712)	(95)
Other Financial Information:
Depreciation and amortization expense	$742	$638
Capital expenditures (1)	728	780
Other Statistical Information:
Worldwide factory shipments (in thousands) (2) (5)	668	574
Net worldwide factory shipments (in thousands) (3) (5)	659	572
Worldwide vehicle sales (in thousands) (4) (5)	621	563
U.S. dealer inventory at period end (in thousands)	526	419
Number of employees at period end	74,212	67,472

(1)	Capital expenditures represent the purchase of property, plant and equipment and intangible assets.

(2)	Represents our vehicle sales to dealers, distributors and contract manufacturing customers. For additional information refer to —Results of Operations —Worldwide Factory Shipments.

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

(5)
Vehicles manufactured by Chrysler Group for other companies, including for Fiat, are included in our worldwide factory shipments and net worldwide factory shipments, however, they are excluded from our worldwide vehicle sales.

Overview of our Operations
Chrysler Group was formed on April 28, 2009 as a Delaware limited liability company. Our sole beneficial owner is Fiat, which holds an indirect 100 percent ownership interest in us effective as of its January 21, 2014 acquisition of the 41.5 percent of our membership interests held by the UAW Retiree Medical Benefits Trust, or the VEBA Trust.
We generate revenues, income and cash primarily from our sales of vehicles under the brand names Chrysler, Jeep, Dodge, Ram and the SRT performance vehicle designation, as well as Mopar service parts and accessories to dealers and distributors for sale to retail customers and fleet customers. Our product lineup includes passenger cars, utility vehicles (including sports-utility vehicles, or SUVs, and crossover vehicles), minivans, trucks and commercial vans. As part of our industrial alliance with Fiat, or the Fiat-Chrysler Alliance, we also manufacture certain Fiat-brand vehicles in Mexico, which are distributed by us throughout North America and select markets and sold to Fiat for distribution in other select markets. In addition, Fiat manufactures certain Fiat-brand vehicles for us, which we sell throughout North America. The majority of our operations, employees, independent dealers and vehicle sales are in North America, principally in the U.S. Approximately 10 percent of our vehicle sales during both 2013 and the three months ended March 31, 2014 were outside North America, mostly in Asia Pacific, South America and Europe. Vehicle, service parts and accessories sales outside North America are primarily through our 100 percent owned, affiliated or independent distributors and dealers. Fiat is the general distributor of our vehicles and service parts in Europe. Fiat is also distributing certain of our vehicles through its well-established networks in other select markets. We are the general distributor for Fiat vehicles in select markets outside of Europe. In addition, as part of the Fiat-Chrysler Alliance, Fiat manufactures certain Fiat-brand vehicles for us, which we sell in select markets. Refer to Note 15, Other Transactions with Related Parties, for additional information regarding the Fiat-Chrysler Alliance and other transactions with Fiat.
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
On April 19, 2014, we executed an agreement to join in a joint venture partnership with Fiat Group Automobiles S.p.A. and Guangzhou Automobile Group Co., Ltd. According to the revised agreement, the joint venture, GAC Fiat Automobiles Co., Ltd., will begin localized production of three new Jeep vehicles for the Chinese market, expanding the portfolio of Jeep sports-utility vehicles currently available to Chinese consumers as imports. The amounts, structure, investments and funding is expected to be finalized in 2014. Production is expected to begin by late 2015.
Fiat Ownership Interest
On January 21, 2014, Fiat completed a transaction in which its 100 percent owned indirect subsidiary Fiat North America LLC, or FNA, indirectly acquired from the VEBA Trust all of the membership interests in Chrysler Group not previously held by FNA. In consideration for the sale of its membership interests in Chrysler Group, the VEBA Trust received $3,650 million consisting of:

•
a special distribution paid from available cash on hand by Chrysler Group to its members in an aggregate amount of $1,900 million (FNA directed its portion of the special distribution to the VEBA Trust as part of the purchase consideration), which served to fund a portion of the transaction; and

•	$1,750 million paid by FNA.

As part of the transaction, FNA and the VEBA Trust dismissed with prejudice all proceedings before the Delaware Court of Chancery with respect to the interpretation of a call option agreement which granted FNA the right to acquire certain of the membership interests in Chrysler Group held by the VEBA Trust. All of those previously exercised options for the membership interests were acquired by FNA in connection with the transaction described above.
Concurrent with the closing of the transaction, we paid a distribution of $60 million to our members in connection with such members' tax obligations.
Fiat obtaining sole ownership of Chrysler Group provides the opportunity to combine various global businesses and legal entities for business efficiencies, cost synergies and brand expansion.  Fiat and Chrysler Group are currently evaluating alternative plans to transfer certain subsidiary entities and business units and also determining whether each of their subsidiaries' tax status should be flow-through or taxable, which may result in changes to existing tax status. Such transfers and changes may impact our current cash taxes or deferred taxes. Evaluating and implementing any such combinations may take several years and involve a detailed analysis within each of the various tax jurisdictions. Such combinations may consist of a change in an entity’s taxable status or of transfers of shares or business units among these various tax jurisdictions.  Any impact to cash taxes and deferred taxes will be reflected in the financial period in which the transfer or change occurs or disclosed. If material, these impacts could be reflected in an earlier period when it becomes apparent that such transfer or change will occur in the foreseeable future.
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

	Three Months Ended March 31,
	2014 (1)(2)			2013 (1)(2)
	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)
	(vehicles in thousands)
U. S.	476	3,807	12.5%	429	3,751	11.4%
Canada	61	366	16.6%	58	363	16.0%
Mexico	19	257	7.2%	21	255	8.4%
Total North America	556	4,430	12.5%	508	4,369	11.6%
Rest of World	65			55
Total Worldwide	621			563

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.

(2)
The Company’s estimated industry and market share data presented are based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight and Ward’s Automotive.

(3)	Percentages are calculated based on the unrounded vehicle sales volumes for Chrysler Group and the industry.
The following summarizes the total U.S. industry sales of new vehicles of domestic and foreign models and our relative competitive position for the periods presented. Vehicles manufactured by Chrysler Group for other companies, including Fiat, are excluded from our new vehicle sales.

	Three Months Ended March 31,
	2014 (1)(2)			2013 (1)(2)
	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)
	(vehicles in thousands)
Cars
Small	25	703	3.5%	32	710	4.4%
Mid-size	51	678	7.5%	68	710	9.5%
Full-size	38	207	18.4%	42	226	18.6%
Sport	12	139	8.9%	17	157	10.8%
Total Cars	126	1,727	7.3%	159	1,803	8.8%
Minivans	61	121	50.6%	53	129	41.5%
Utility Vehicles	188	1,313	14.3%	138	1,191	11.5%
Pick-up Trucks	94	493	19.0%	75	485	15.5%
Van & Medium Duty Trucks	7	153	4.7%	4	143	2.9%
Total Vehicles	476	3,807	12.5%	429	3,751	11.4%

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.

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

Results of Operations
Worldwide Factory Shipments
The following summarizes our gross and net worldwide factory shipments, which include vehicle sales to our dealers, distributors and contract manufacturing customers. Management believes that this data provides meaningful information regarding our operating results. Shipments of vehicles manufactured by our assembly facilities are generally aligned with current period production, which is driven by consumer demand. Revenue is generally recognized when the risks and rewards of ownership of a vehicle have been transferred to our customer, which usually occurs upon release of the vehicle to the carrier responsible for transporting the vehicle to our customer.
Dealers and distributors sell our vehicles to retail customers and fleet customers. Our fleet customers include rental car companies, commercial fleet customers, leasing companies and governmental entities. Our fleet shipments include vehicle sales through our Guaranteed Depreciation Program, or GDP, under which we guarantee the residual value or otherwise assume responsibility for the minimum resale value of the vehicle. We account for such sales similar to an operating lease and recognize rental income over the contractual term of the lease on a straight-line basis. At the end of the lease term, we recognize revenue for the portion of the vehicle sales price which had not been previously recognized as rental income. The remainder of the cost of the vehicle which had not been previously recognized as depreciation expense over the lease term is recognized in cost of sales. We include GDP vehicle sales in our net worldwide factory shipments at the time of auction, rather than at the time of sale to the fleet customer, consistent with the timing of revenue recognition. We consider these net worldwide factory shipments to approximate the timing of revenue recognition.

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013
	(vehicles in thousands)
Retail	516	419	97
Fleet	141	143	(2)
Contract manufacturing	11	12	(1)
Worldwide Factory Shipments	668	574	94
Adjust for GDP activity during the period:
Less: Vehicles shipped	(31)	(21)	(10)
Plus: Vehicles auctioned	22	19	3
Net Worldwide Factory Shipments	659	572	87
Consolidated Results
The following is a discussion of the results of operations for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The discussion of certain line items (cost of sales, gross margin, selling, administrative and other expenses, and research and development expenses) includes a presentation of such line items as a percentage of revenues, for the respective periods presented, to facilitate the discussion of the three months ended March 31, 2014 compared to the same period in 2013.
Revenues, Net

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013
	(in millions of dollars)
Revenues, net	$18,990	$15,385	$3,605	23.4%
Revenues for the three months ended March 31, 2014 increased $3,605 million as compared to the three months ended March 31, 2013. Approximately $2,200 million of the increase was attributable to an increase in our net worldwide factory shipments, approximately $1,000 million was attributable to favorable car line mix and approximately $300 million related to favorable shift in market mix.

The $2,200 million increase in net revenue related to volume was attributable to an increase in our net worldwide factory shipments from 572 thousand vehicles for the three months ended March 31, 2013 to 659 thousand vehicles for the three months ended March 31, 2014. The 15 percent period over period increase in our net worldwide factory shipments was driven primarily by increased demand for our vehicles, including the continued success of the all-new 2014 Jeep Cherokee, which began shipping to dealers in late October 2013, Ram pickups, the Jeep Grand Cherokee and the Jeep Wrangler. These increases were partially offset by a reduction in Chrysler 200 and Dodge Avenger shipments due to their discontinued production in the first quarter of 2014 in preparation for the launch of the all-new 2015 Chrysler 200 which started to ship to dealers during the second quarter of 2014. In addition, the Dodge Dart had lower shipments due to lower market demand.
Overall, demand for our vehicles has increased, as evidenced by an 11 percent period over period increase in our U.S. vehicle sales, which was primarily driven by a 19 percent increase in our U.S. retail sales for the three months ended March 31, 2014 as compared to the same period in 2013. Our U.S. retail share increased by 160 basis points to 12 percent for the three months ended March 31, 2014.
Approximately $1,000 million of the increase in revenues was attributable to a favorable shift in car line mix as there was a higher percentage growth in certain SUV and truck shipments as compared to passenger car shipments. Further, approximately $300 million of the increase in revenues was due to a favorable shift in market mix to greater retail shipments as a percentage of total shipments, which is consistent with our continuing strategy to grow our U.S. retail market share while maintaining stable fleet shipments. Typically, the average revenue per vehicle for retail shipments is higher than the average revenue per vehicle for fleet shipments, as our retail customers tend to purchase vehicles with more optional features. For additional information regarding retail and fleet shipments, refer to —Worldwide Factory Shipments, above.
During the three months ended March 31, 2014, we recorded a remeasurement charge of $129 million as a reduction to Revenues, Net as we changed the exchange rate used to remeasure our Venezuela's subsidiary's net monetary assets into U.S. dollars, or USD, based on first quarter 2014 developments related to the foreign exchange process in Venezuela. As the official exchange rate is increasingly reserved only for purchases of those goods and services deemed "essential" by the Venezuelan government, we began to use the exchange rate determined by an auction process conducted by Venezuela's Supplementary Foreign Currency Administration System ("SICAD"), referred to as the "SICAD I rate", as of March 31, 2014. At March 31, 2014, the SICAD I rate was 10.7 Venezuelan Bolivar ("VEF") to USD. Previously, we utilized the official exchange rate of 6.3 VEF to USD. We selected the SICAD I as our rate because we believe the SICAD I rate will be used for the settlement of future dividends. As the SICAD I rate is based on periodic auctions, there may be significant changes to the exchange rate in future quarters, as well as other related developments in Venezuela, which may materially impact our consolidated financial statements. During the three months ended March 31, 2013, we recognized a $78 million foreign currency translation loss as a reduction to revenues as a result of the February 2013 devaluation of the official exchange rate of the VEF relative to the USD from 4.3 VEF per USD to 6.3 VEF per USD. Refer to Note 17, Venezuelan Currency Regulations and Devaluation, for additional information.
Cost of Sales

	Three Months Ended March 31,				Increase (Decrease)
	2014	Percentage of Revenues	2013	Percentage of Revenues
		(in millions of dollars)
Cost of sales	$16,522	87.0%	$13,136	85.4%	$3,386	25.8%
Gross margin	2,468	13.0%	2,249	14.6%	219	9.7%
We procure a variety of raw materials, parts, supplies, utilities, transportation and other services from numerous suppliers to manufacture our vehicles, parts and accessories, primarily on a purchase order basis. The raw materials we use typically consist of steel, aluminum, resin, copper, lead and precious metals including platinum, palladium and rhodium. The cost of materials and components makes up the majority of our cost of sales, which was approximately 75 percent for the three months ended March 31, 2014 and for the three months ended March 31, 2013. The remaining costs primarily include labor costs, consisting of direct and indirect wages and fringe benefits, as well as depreciation and amortization costs. Cost of sales also includes warranty and product-related costs, as well as depreciation expense related to our GDP vehicles. Fluctuations in costs of sales are primarily driven by the number of vehicles that we produce and sell.
Cost of sales for the three months ended March 31, 2014 increased $3,386 million compared to the same period in 2013, approximately $1,700 million of which was attributable to an increase in our net worldwide shipments. In addition, approximately $1,100 million of the increase was due to changes in our mix which included a higher percentage growth in certain SUV and truck shipments as compared to passenger car shipments, along with more retail shipments relative to fleet shipments. See —Revenues, Net, above for additional discussion. During the period ending March 31, 2014, higher base material costs associated with vehicle components and enhancements also contributed to an increase in our cost of sales of approximately $200 million over the same period last year. In addition, we incurred approximately $100 million of higher depreciation and amortization expense primarily related to capital investments associated with our recent product launches.

During the three months ended March 31, 2014, we recorded $122 million of net adjustments to pre-existing warranties, including charges related to recent recall campaigns.
Gross margin for the three months ended March 31, 2014 increased $219 million, or 9.7 percent, as compared to the same period in 2013. Gross margin increased by approximately $500 million related to increases in our net worldwide factory shipments and by approximately $200 million related to a shift in mix which included car line and market mix. Partially offsetting these increases, gross margin was reduced by $200 million of higher base material costs associated with vehicle components and enhancements, approximately $100 million of higher depreciation and amortization and the unfavorable net adjustment of $122 million to pre-existing warranties.
Selling, Administrative and Other Expenses

	Three Months Ended March 31,				Increase (Decrease)
	2014	Percentage of Revenues	2013	Percentage of Revenues
		(in millions of dollars)
Selling, administrative and other expenses	$1,989	10.5%	$1,227	8.0%	$762	62.1%
Selling, administrative and other expenses include advertising, personnel, warehousing and other costs. Selling, administrative and other expenses for the three months ended March 31, 2014 included an infrequent charge of $672 million, which reflected the costs associated with the January 2014 Memorandum of Understanding, or MOU, to supplement the existing collective bargaining agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, or UAW, in exchange for the UAW’s specific commitment to our continued roll-out of our World Class Manufacturing, or WCM, programs and long-term business plan.
Excluding the infrequent MOU charge, advertising expenses accounted for approximately 55 percent and 50 percent of selling, administrative and other expenses for the three months ended in 2014 and 2013, respectively. Advertising expenses consist primarily of national and regional media campaigns, as well as marketing support in the form of trade and auto shows, events and sponsorships. All other selling, administrative and other expenses remained relatively consistent for the three months ended March 31, 2014 and 2013, respectively.
Research and Development Expenses, Net

	Three Months Ended March 31,				Increase (Decrease)
	2014	Percentage of Revenues	2013	Percentage of Revenues
		(in millions of dollars)
Research and development expenses, net	$559	2.9%	$577	3.8%	$(18)	(3.1)%
We conduct research and development for new and existing vehicles and technologies to improve performance, safety, fuel efficiency, reliability and consumer perception of our vehicles. Research and development expenses consist primarily of material costs and personnel related expenses that support development of new and existing vehicles and powertrain technologies, including the building of three-dimensional models, virtual simulations, prototype building and testing (including with respect to the integration of safety and powertrain technologies) and assembly of pre-production pilot models. Additionally, research and development activities focus on improved fuel efficiency and reduced emissions. Under the Fiat-Chrysler Alliance, we share access to certain platforms, vehicles, products and technologies with Fiat. Likewise, costs are shared with Fiat related to joint engineering and development activities and we reimburse each other based upon costs agreed to under the respective cost sharing arrangements. Our research and development expenses for the three months ended March 31, 2014 and 2013 are net of reimbursements of $12 million and $9 million, respectively.
Research and development expenses remained relatively consistent period over period and are in line with our continued investments in a number of activities that support the development of new and existing vehicles and powertrain technologies.

Restructuring Expense (Income), Net

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013
	(in millions of dollars)
Restructuring expense (income), net	$8	$(4)	$12	NM
In February 2014, we undertook a voluntary severance program in Venezuela to facilitate workforce reductions which was the primary driver of our approximately $9 million of restructuring expense for the three months ended March 31, 2014.
In connection with our transaction with Old Carco LLC, or Old Carco, in June 2009, we assumed certain liabilities related to specific restructuring actions commenced by Old Carco. During the three months ended March 31, 2014 and 2013, we made favorable refinements to restructuring reserve estimates resulting in restructuring income of approximately $1 million and $4 million, respectively. Refer to Note 16, Restructuring Actions, for additional information.
Interest Expense

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013
	(in millions of dollars)
Interest expense	$225	$263	$(38)	(14.4)%
Interest expense included the following:

	Three Months Ended March 31,
	2014	2013
	(in millions of dollars)
Financial interest expense:
VEBA Trust Note	$44	$109
2019 and 2021 Notes	98	65
Tranche B Term Loan due 2017	26	44
Tranche B Term Loan due 2018	8	—
Canadian Health Care Trust Notes	18	22
Mexican development banks credit facilities	12	14
Other	13	13
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	19	29
Capitalized interest related to capital expenditures	(13)	(33)
Total	$225	$263
The decrease in interest expense resulted primarily from the prepayment of the senior unsecured note issued June 10, 2009 to the VEBA Trust, or VEBA Trust Note, new debt issuances which have lower effective interest rates than the VEBA Trust Note, and the June 2013 amendment and restatement and the December 2013 re-pricing which lowered the effective interest rate of the Tranche B Term Loan due 2017. Refer to —New Debt Issuances and Prepayment of the VEBA Trust Note, below, for additional information regarding the VEBA Trust Note prepayment and new debt issuances, and to our 2013 Form 10-K for further information regarding the June 2013 amendment and restatement and the December 2013 re-pricing of the Tranche B Term Loan due 2017.

Loss on Extinguishment of Debt

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013
	(in millions of dollars)
Loss on extinguishment of debt	$504	$—	$504	NM
In connection with the prepayment of the VEBA Trust Note in February 2014, we recorded a non-cash charge of $504 million, consisting primarily of the remaining unamortized debt discount. No such charge occurred in the same period in 2013.
Liquidity and Capital Resources
Liquidity Overview
We require significant liquidity in order to meet our obligations and fund our business plan. Short-term liquidity is required to purchase raw materials, parts and components required for vehicle production, and to fund selling, administrative, research and development and other expenses. In addition to our general working capital needs, we expect to use significant amounts of cash for the following purposes: (i) capital expenditures to support our existing and future products; (ii) principal and interest payments under our financial obligations and (iii) pension and other postretirement benefits, or OPEB, payments. Our capital expenditures are estimated to be approximately $3 billion for the remainder of 2014, which we plan to fund with cash generated primarily from our operating activities.
Liquidity needs are met primarily through cash generated from operations, including the sale of vehicles and service parts to dealers, distributors and other consumers worldwide. We also have access to an undrawn revolving credit facility detailed under the caption —Total Available Liquidity, below. In addition, long-term liquidity needs may involve some level of debt refinancing as outstanding debt becomes due or we are required to make amortization or other principal payments. Although we believe that our current level of total available liquidity is sufficient to meet our short-term and long-term liquidity requirements, we regularly evaluate opportunities to improve our liquidity position and decrease our net industrial debt over time in order to enhance our financial flexibility and to achieve and maintain a liquidity and capital position consistent with that of our principal competitors.
Any actual or perceived limitations of our liquidity, or the liquidity of Fiat, may limit the ability or willingness of counterparties, including dealers, consumers, suppliers, lenders and financial service providers, to do business with us, or require us to restrict additional amounts of cash to provide collateral security for our obligations. Our liquidity levels are subject to a number of risks and uncertainties, including those described in Forward-Looking Statements, above, and in Item 1A. Risk Factors in our 2013 Form 10-K.

Total Available Liquidity
At March 31, 2014, our total available liquidity was $13.7 billion, including $1.3 billion available under our revolving credit facility that matures in May 2016, or the Revolving Facility. We may access these funds subject to the conditions of our Senior Credit Facilities, which include the Tranche B Term Loan due 2017 and the Revolving Facility. The proceeds from the Revolving Facility may be used for general corporate and/or working capital purposes. The terms of our Senior Credit Facilities and term loan credit facility that matures on December 31, 2018, require us to maintain a minimum liquidity of $3.0 billion inclusive of any amounts undrawn on our Revolving Facility. Total available liquidity includes cash and cash equivalents, which are subject to intra-month, foreign currency exchange and seasonal fluctuations. Restricted cash is not included in our presentation of total available liquidity.
The following summarizes our total available liquidity (in millions of dollars):

	March 31, 2014	December 31, 2013
Cash and cash equivalents (1)	$12,363	$13,344
Revolving Facility availability (2)	1,300	1,300
Total Available Liquidity	$13,663	$14,644

(1)
The foreign subsidiaries for which we have elected to permanently reinvest earnings outside of the U.S. held $1.4 billion and $1.0 billion of cash and cash equivalents as of March 31, 2014 and December 31, 2013, respectively. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these subsidiaries, as the earnings are permanently reinvested. However, if we determine in the future that it is necessary to repatriate these funds or we sell or liquidate any of these subsidiaries, we may be required either to pay taxes or make distributions to our members to pay taxes associated with the repatriation or the sale or liquidation of these subsidiaries. We may also be required to accrue and pay withholding taxes, depending on the foreign jurisdiction from which the funds are repatriated.

(2)
Subsequent to the February 7, 2014 debt issuances and subject to the limitations in the amended and restated credit agreement governing the Senior Credit Facilities, the term loan credit agreement governing the $1,750 million tranche B term loan that matures on December 31, 2018, and the indenture governing our secured senior notes, including the Offered Notes, as defined below, we have the option to increase the amount of the Revolving Facility maturing May 24, 2016, in an aggregate principal amount not to exceed $700 million, subject to certain conditions. Refer to —New Debt Issuances and Prepayment of the VEBA Trust Note below, for additional information regarding the February 2014 debt issuances and our 2013 Form 10-K for further information regarding the terms of those agreements.

Refer to —Cash Flows below, for additional information regarding the decrease of $981 million in cash and cash equivalents from December 31, 2013 to March 31, 2014.
New Debt Issuances and Prepayment of the VEBA Trust Note
On February 7, 2014, we and certain of our U.S. subsidiaries as guarantors entered into the following transactions to facilitate the prepayment of the VEBA Trust Note issued June 10, 2009 to the VEBA Trust, with an original face amount of $4,587 million:

•
New Senior Credit Facilities – a $250 million additional term loan under the existing tranche B term loan facility, which matures on May 24, 2017 (we collectively refer to the $250 million additional tranche B term loan and the $3.0 billion tranche B term loan, which was fully drawn on May 24, 2011, as the Tranche B Term Loan due 2017, and along with the Revolving Facility maturing May 24, 2016, the Senior Credit Facilities), and a new $1,750 million tranche B term loan, or Tranche B Term Loan due 2018, issued under the term loan credit facility, or Term Loan Credit Facility, that matures on December 31, 2018;

•
Secured Senior Notes due 2019 – issuance of an additional $1,375 million aggregate principal amount of 8 percent secured senior notes, or Offered 2019 Notes, due June 15, 2019, at an issue price of 108.25 percent of the aggregate principal amount; and

•
Secured Senior Notes due 2021 – issuance of an additional $1,380 million aggregate principal amount of 8 1⁄4 percent secured senior notes, or Offered 2021 Notes, due June 15, 2021, at an issue price of 110.50 percent of the aggregate principal amount (together with the Offered 2019 Notes, the Offered Notes).

The proceeds of these transactions were used to prepay all amounts outstanding of approximately $5.0 billion under the VEBA Trust Note, which included a principal payment of $4,715 million and interest accrued through February 7, 2014. The $4,715 million principal payment consisted of $128 million of interest that was previously capitalized as additional debt with the remaining $4,587 million representing the original face value of the note. The payment of capitalized interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014.
In connection with the prepayment of the VEBA Trust Note, we recorded a non-cash charge of $504 million in the first quarter of 2014, consisting primarily of the remaining unamortized debt discount. The charge is included in Loss on Extinguishment of Debt in the accompanying Condensed Consolidated Statements of Operations.
The payment terms for the outstanding principal and accrued interest and the interest rates on the $250 million additional term loan are consistent with the terms of the $3.0 billion tranche B term loan, which was fully drawn on May 24, 2011, with principal payments on the Tranche B Term Loan due 2017 of $8.1 million due quarterly, commencing March 31, 2014, with the remaining balance due at maturity.
The outstanding principal amount of the Tranche B Term Loan due 2018 is payable in equal quarterly installments of $4.4 million, commencing June 30, 2014, with the remaining balance due at maturity. The Tranche B Term Loan due 2018 bears interest, at our option, either at a base rate plus 1.50 percent per annum or at LIBOR plus 2.50 percent per annum, subject to a base rate floor of 1.75 percent per annum or a LIBOR floor of 0.75 percent per annum, respectively.
If we voluntarily refinance or re-price all or any portion of the Tranche B Term Loan due 2018 on or before August 7, 2014, under certain circumstances, we will be obligated to pay a call premium equal to 1.00 percent of the principal amount refinanced or re-priced. After that date, we may refinance or re-price the Tranche B Term Loan due 2018 without premium or penalty.
Subsequent to these new debt issuances, and subject to the limitations in, the amended and restated credit agreement governing the Senior Credit Facilities, the term loan credit agreement governing the Term Loan Credit Facility, and the indenture governing our secured senior notes, including the Offered Notes, we have the option to increase the amount of the Revolving Facility maturing May 24, 2016, in an aggregate principal amount not to exceed $700 million, subject to certain conditions.
The remaining terms of the Term Loan Credit Facility and the Offered Notes are generally consistent with the terms of the Senior Credit Facilities and the previously issued secured senior notes, respectively. Refer to our 2013 Form 10-K for further information regarding the terms of those agreements.
Secured Senior Notes Exchange Offer
In connection with our February 7, 2014 offering of the Offered Notes, we entered into a registration rights agreement with the initial purchasers of the Offered Notes. Under the terms of the registration rights agreement, we agreed to register notes having substantially identical terms as the respective Offered Notes with the SEC as part of an offer to exchange freely tradable notes for the Offered Notes. On April 7, 2014 and subject to the terms and conditions set forth in our prospectus, we commenced an offer to exchange the freely tradable 8 percent secured senior notes due 2019, or 2019 Notes, for the outstanding Offered 2019 Notes and the freely tradable 8 1/4 percent secured senior notes due 2021, or 2021 Notes, for the outstanding Offered 2021 Notes. Each of the 2019 Notes and 2021 Notes are identical in all material respects to our existing Secured Senior Notes due 2019 and Secured Senior Notes due 2021, collectively referred to as the Notes.
On May 5, 2014, our offers to exchange the Offered 2019 Notes and Offered 2021 Notes expired. Substantially all of the Offered Notes were tendered for 2019 Notes and 2021 Notes. The holders of the Offered Notes who tendered their notes received an equal principal amount of 2019 Notes for the Offered 2019 Notes and an equal principal amount of 2021 Notes for the Offered 2021 Notes. The form and terms of the 2019 Notes and 2021 Notes are identical in all material respects to the Offered Notes, except that the 2019 Notes and 2021 Notes do not contain restrictions on transfer.
Canadian Health Care Trust Notes
On January 2, 2014, we made a prepayment on the Canadian Health Care Trust Tranche A note, or the Canadian HCT Tranche A Note, of the scheduled payment due on June 30, 2014. The amount of the prepayment, determined in accordance with the terms of the Canadian HCT Tranche A Note, was $109 million and was composed of a $91 million principal payment and interest accrued through January 2, 2014 of $18 million. The $91 million Canadian HCT Tranche A Note principal payment consisted of $17 million of interest that was previously capitalized as additional debt with the remaining $74 million representing a prepayment of the original principal balance.

On January 3, 2013, we made a prepayment on the Canadian HCT Tranche A Note of the scheduled payment due on July 2, 2013. The amount of the prepayment, determined in accordance with the terms of the Canadian HCT Tranche A Note, was $117 million and was composed of a $92 million principal payment and interest accrued through January 3, 2013 of $25 million. The $92 million Canadian HCT Tranche A Note principal payment consisted of $47 million of interest that was previously capitalized as additional debt with the remaining $45 million representing a prepayment of the original principal balance.
The payments of capitalized interest are included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013.
Refer to our 2013 Form 10-K for further information regarding the Canadian Health Care Trust Notes.
Amounts Available for Borrowing under Credit Facilities
As of March 31, 2014, our $1.3 billion revolving credit facility remains undrawn and the Tranche B Term Loan due 2017, the Tranche B Term Loan due 2018 and the Mexican development banks credit facilities remain fully drawn. Our $4.5 billion ($5.0 billion Canadian dollar) Gold Key Lease secured revolving credit facility remains undrawn as of March 31, 2014, however, no additional funding will be provided due to the winding down of the Gold Key Lease program.
Refer to our 2013 Form 10-K for additional information regarding the terms of our financing arrangements.
Restricted Cash
Restricted cash, which includes cash equivalents, was $325 million as of March 31, 2014. Restricted cash included $238 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler AG and $87 million of collateral for other contractual agreements.
Working Capital Cycle
Our business and results of operations depend upon our ability to achieve certain minimum vehicle sales volumes. As is typical for an automotive manufacturer, we have significant fixed costs, and therefore, changes in our vehicle sales volume can have a significant effect on profitability and liquidity. We generally receive payment on sales of vehicles in North America within a few days of shipment from our assembly plants, whereas there is a lag between the time we receive parts and materials from our suppliers and the time we are required to pay for them. Therefore, during periods of increasing vehicle sales, there is generally a corresponding positive impact on our cash flow and liquidity. Conversely, during periods in which vehicle sales decline, there is generally a corresponding negative impact on our cash flow and liquidity. Similarly, delays in shipments of vehicles, including delays in orders to address quality issues, may negatively affect our cash flow and liquidity. In addition, the timing of our collections of receivables for sales of vehicles outside of North America tends to be longer due to extended payment terms, and may cause fluctuations in our working capital. The timing of our vehicle sales under our GDP can cause seasonal fluctuations in our working capital. Typically, the number of vehicles sold under the program peak during the second quarter and then taper off during the third quarter.
Cash Flows
Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013
Operating Activities —Three Months Ended March 31, 2014
For the three months ended March 31, 2014, our net cash provided by operating activities was $1,623 million and was primarily the result of:

(i)
net loss of $690 million, adjusted to add back $757 million of depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts) and the non-cash $504 million loss on extinguishment of debt associated with the prepayment of the VEBA Trust Note;

(ii)
a $1,399 million increase in trade liabilities, primarily due to increased production in response to increased consumer demand for our vehicles, which was consistent with the increase in our worldwide factory shipments during the first quarter of 2014 versus the end of 2013;

(iii)	a $499 million obligation associated with the MOU which we entered into with the UAW for its continued support of our WCM programs;

(iv)
a $346 million increase in accrued sales incentives, primarily due to an increase in retail incentives owed to our U.S. dealers as well as an increase in our U.S. and Canadian dealer stock levels as of March 31, 2014 versus December 31, 2013 to support increased sales volumes;

(v)
a $129 million foreign currency translation loss recognized as a result of the March 2014 remeasurement charge. Refer to Item 3 - Quantitative and Qualitative Disclosures about Market Risk, for additional information regarding Venezuela currency regulations;

(vi)	a $119 million increase in payables due to Fiat as a result of increased purchases of vehicles, parts, and services relative to cash disbursements during the first quarter of 2014; and

(vii)
a $28 million decrease in receivables due from Fiat as a result of collections during the period outpacing additional receivables, primarily related to the sales of vehicles, parts, and services to Fiat recognized in the first quarter of 2014.

These increases in our net cash provided by operating activities were partially offset by:

(i)
a $411 million increase in trade receivables, primarily because our shipments at the end of March 2014 exceeded those at the end of December 2013 as a result of our annual plant shutdowns in December. We generally receive payments on sales of vehicles in North America within a few days of shipment from our assembly plants;

(ii)
a $346 million increase in inventories, primarily due to increased finished vehicle and work in process levels at March 31, 2014 compared to December 31, 2013. These increases were primarily driven by the overall increase in our production levels in March 2014 to meet anticipated consumer demand. In comparison, our inventory levels were lower in December 2013 due to our annual plant shutdowns in that month;

(iii)	a $225 million decrease in accrued income and other taxes, primarily due to cash payments made during the first quarter of 2014;

(iv)	a $197 million prepaid expense related to common capital investment with Fiat;

(v)	a $128 million repayment of capitalized interest on the VEBA Trust Note;

(vi)	an $85 million decrease in accrued interest, primarily due to the refinancing transaction in February 2014 as discussed above in —New Debt Issuances and Prepayment of the VEBA Trust Note; and

(vii)	$69 million of pension and OPEB contributions.
Operating Activities —Three Months Ended March 31, 2013
For the three months ended March 31, 2013, our net cash provided by operating activities was $1,210 million and was primarily the result of:

(i)
net income of $166 million, adjusted to add back $662 million of depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts) and the $78 million foreign currency translation loss recognized as a result of the February 2013 currency devaluation in Venezuela;

(ii)	a $994 million increase in trade liabilities, primarily because our production in March 2013 exceeded that of December 2012, the month that our annual plant shutdowns occur;

(iii)	a $172 million increase in accrued interest, primarily due to interest on the Notes being payable semi-annually in June and December and interest on the VEBA Trust Note being payable annually in July;

(iv)	a $151 million increase in payables due to Fiat as a result of increased purchases of vehicle components, parts, tooling and equipment during the first quarter of 2013 as compared to late 2012; and

(v)
a $37 million decrease in receivables due from Fiat as a result of reduced sales to Fiat during the first quarter of 2013 compared to the fourth quarter of 2012, primarily due to reduced consumer demand as a result of the economic weakness in several European countries.

These increases in our net cash provided by operating activities were partially offset by:

(i)
a $338 million increase in inventories, primarily due to increased finished vehicle and work in process levels at March 31, 2013 compared to December 31, 2012. These increases were primarily driven by higher production levels in March 2013 to meet anticipated consumer demand and higher material costs. In comparison, our inventory levels were lower in December 2012 due to our annual plant shutdowns in that month;

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

(iv)	the repayment of $47 million of capitalized interest on the Canadian HCT Tranche A Note. Refer to —Canadian Health Care Trust Notes, above, for additional information related to this repayment.
Investing Activities —Three Months Ended March 31, 2014
For the three months ended March 31, 2014, our net cash used in investing activities was $704 million and was primarily the result of:

(i)	$728 million of capital expenditures to support our investments in existing and future products.
These cash outflows were partially offset by:

(i)	$14 million of proceeds from disposals of property, plant and equipment, primarily related to the sale of properties within the U.S.; and

(ii)	an $8 million decrease in restricted cash, primarily due to reduced collateral requirements to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler AG.
Investing Activities —Three Months Ended March 31, 2013
For the three months ended March 31, 2013, our net cash used in investing activities was $761 million and was primarily the result of:

(i)	$780 million of capital expenditures to support our investments in existing and future products.
These cash outflows were partially offset by:

(i)	a $20 million decrease in restricted cash, primarily due to reduced collateral requirements as a result of positive mark-to-market adjustments for outstanding derivative instruments during the period.
Financing Activities —Three Months Ended March 31, 2014
For the three months ended March 31, 2014, our net cash used in financing activities was $1,712 million and was primarily the result of:

(i)	$1,960 million of distributions to members, comprised of a $1,900 million special distribution to members and $60 million for state tax withholding obligations and other taxes; and

(ii)
$102 million of debt repayments, including $74 million related to the Canadian HCT Tranche A Note, $8 million related to the Tranche B Term Loan due 2017, $7 million related to the Mexican development banks credit facility and $13 million related to capital leases and other financial obligations.

These cash outflows were partially offset by:

(i)	net proceeds of $368 million received from our refinancing transaction in February 2014, which consisted of:
(a)    $2,985 million of net proceeds from the Secured Senior Notes;
(b)    $1,723 million of net proceeds from the Tranche B Term Loan due 2018;
(c)    $247 million of net proceeds from the Tranche B Term Loan due 2017; partially offset by
(d)    $4,587 million prepayment of the VEBA Trust Note.

Financing Activities —Three Months Ended March 31, 2013
For the three months ended March 31, 2013, our net cash used in financing activities was $95 million and was primarily the result of:

(i)
$93 million of debt repayments, including $45 million related to the Canadian HCT Tranche A Note, $12 million related to the Auburn Hills Headquarters loan, $8 million related to the Tranche B Term Loan due 2017, $8 million related to the Mexican development banks credit facility and $20 million related to capital leases and other financial obligations.

Net Industrial Cash (Debt)
Our calculation of Net Industrial Cash (Debt), as well as a detailed discussion of this measure, is included below in —Non-GAAP Financial Measures —Net Industrial Cash (Debt).
Our Net Industrial Cash (Debt) decreased by $1,594 million from a $1,043 million Net Industrial Cash position at December 31, 2013 to a $551 million Net Industrial Debt position at March 31, 2014, primarily due to a $981 million decrease in cash and cash equivalents. Refer to —Cash Flows above, for additional information regarding the decrease in our cash and cash equivalents for the three months ended March 31, 2014. During the three months ended March 31, 2014, our financial liabilities increased by $613 million, primarily due to our refinancing transaction in February 2014, as discussed in Cash Flows above.
Free Cash Flow
Our calculation of Free Cash Flow, as well as a detailed discussion of this measure, are included below in —Non-GAAP Financial Measures —Free Cash Flow.
Free Cash Flow for the three months ended March 31, 2014 and 2013 totaled $919 million and $449 million, respectively.
The increase in Free Cash Flow from 2013 to 2014 was primarily due to:

(i)	a $413 million increase in our cash generated from operations. Refer to —Cash Flows above, for additional information regarding the change in our cash generated from operations; and

(ii)	a $52 million decrease in our capital expenditures, primarily due to the timing of payments related to our continued investments to enhance our current and future product portfolio.
Defined Benefit Pension Plans and OPEB Plans —Contributions
During the three months ended March 31, 2014, employer contributions to our U.S. and Canadian funded pension plans amounted to $14 million and $1 million, respectively. For the remainder of 2014, employer contributions to our funded U.S. pension plans are expected to be approximately $828 million, of which $38 million will be made to satisfy minimum funding requirements and $790 million will be discretionary; employer contributions to our Canadian funded pension plans are expected to be $5 million to satisfy minimum funding requirements.
Employer contributions to our unfunded pension and OPEB plans amounted to $10 million and $44 million, respectively, for the three months ended March 31, 2014. Employer contributions to our unfunded pension and OPEB plans for the remainder of 2014 are expected to be $33 million and $134 million, respectively, which represent the expected benefit payments to participants. Payments to our unfunded pension and OPEB plans are currently funded from our cash flows from operations.
Our funding policy for defined benefit pension plans is to contribute at least the minimum amounts required by applicable laws and regulations. Occasionally, additional discretionary contributions in excess of those legally required are made to achieve certain desired funding levels. In the U.S. and Canada, credit balances were generated by excess historical contributions, which can be used to satisfy minimum funding requirements in future years. While the usage of credit balances to satisfy minimum funding requirements is subject to our plans maintaining certain funding levels, we expect to be able to utilize the credit balances in 2014 such that no significant additional cash contributions are required for our U.S. and Canadian plans in 2014, although we may voluntarily elect to make contributions.
SCUSA Private-Label Financing Agreement
In February 2013, we entered into a private-label financing agreement, which we refer to as the SCUSA Agreement, with Santander Consumer USA Inc., or SCUSA, an affiliate of Banco Santander. The financing arrangement launched on May 1, 2013. Under the SCUSA Agreement, SCUSA provides a wide range of wholesale and retail financing services to our dealers and consumers in accordance with its usual and customary lending standards, under the Chrysler Capital brand name. The financing services include credit lines to finance our dealers’ acquisition of vehicles and other products that we sell or distribute, retail loans and leases to finance consumer acquisitions of new and used vehicles at our dealerships, financing for commercial and fleet customers, and ancillary services. In addition, SCUSA will work with dealers to offer them construction loans, real estate loans, working capital loans and revolving lines of credit.

Under the financing arrangement, SCUSA has agreed to specific transition milestones for the initial year following launch. We have deemed SCUSA’s performance toward the milestones satisfactory and agreed that the SCUSA Agreement will have a ten year term from February 2013, subject to early termination in certain circumstances, including the failure by a party to comply with certain of its ongoing obligations under the SCUSA Agreement. In accordance with the terms of the agreement, SCUSA provided us an upfront, nonrefundable payment of $150 million in May 2013, which was recognized as deferred revenue and will be amortized over ten years. As of March 31, 2014, $136 million remained in Deferred Revenue in the accompanying Condensed Consolidated Balance Sheets.
We have provided SCUSA with limited exclusivity rights to participate in specified minimum percentages of certain of our retail financing rate subvention programs. SCUSA has committed to certain revenue sharing arrangements, as well as to consider future revenue sharing opportunities. SCUSA bears the risk of loss on loans contemplated by the SCUSA Agreement. The parties share in any residual gains and losses in respect of consumer leases, subject to specific provisions in the SCUSA Agreement, including limitations on our participation in gains and losses. Our dealers and retail customers also obtain funding from other financing sources.
Non-GAAP Financial Measures
We monitor our operations through the use of several non-GAAP financial measures: Adjusted Net Income (Loss), Modified Operating Profit (Loss); Modified Earnings Before Interest, Taxes, Depreciation and Amortization, which we refer to as Modified EBITDA; Net Industrial Cash (Debt) and Free Cash Flow. We believe that these non-GAAP financial measures provide useful information about our operating results and enhance the overall ability to assess our financial performance. They provide us with comparable measures of our financial performance based on normalized operational factors which then facilitate management’s ability to identify operational trends, as well as make decisions regarding future spending, resource allocations and other operational decisions. These and similar measures are widely used in the industry in which we operate.
These financial measures may not be comparable to other similarly titled measures of other companies and are not an alternative to net income (loss) or income (loss) from operations as calculated and presented in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. These measures should not be used as a substitute for any U.S. GAAP financial measures.
Adjusted Net Income (Loss)
Adjusted Net Income (Loss) is defined as net income (loss) excluding the impact of items that we consider infrequent. We use Adjusted Net Income (Loss) as a key indicator of the trends in our overall financial performance, excluding the impact of such infrequent items.
Modified Operating Profit (Loss)
We measure Modified Operating Profit (Loss) to assess the performance of our core operations, establish operational goals and forecasts that are used to allocate resources, and evaluate our performance period over period. Modified Operating Profit (Loss) is computed starting with adjusted net income (loss), and then adjusting the amount to (i) add back income tax expense and exclude income tax benefits, (ii) add back net interest expense, (iii) add back (exclude) all pension, OPEB and other employee benefit costs (gains) other than service costs, (iv) add back restructuring expense and exclude restructuring income, (v) add back other financial expense, (vi) add back losses and exclude gains due to cumulative change in accounting principles and (vii) add back certain other costs, charges and expenses, which include the impact of infrequent items factored into the calculation of Adjusted Net Income (Loss). We also use performance targets based on Modified Operating Profit (Loss) as a factor in our incentive compensation calculations for our represented and non-represented employees.
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

The reconciliation of net income (loss) to Adjusted Net Income, Modified Operating Profit and Modified EBITDA is set forth below (in millions of dollars):

	Three Months Ended March 31,
	2014	2013
Net (loss) income	$(690)	$166
Plus:
Charge for Memorandum of Understanding (MOU) with the UAW (1)	672	—
Loss on extinguishment of debt (2)	504	—
Adjusted Net Income	$486	$166
Plus:
Income tax (benefit) expense	(115)	32
Net interest expense	213	251
Net pension, OPEB and other employee benefit costs (gains) other than service costs	(8)	(12)
Restructuring expense (income), net	8	(4)
Other financial expense, net	2	2
Modified Operating Profit	586	435
Plus:
Depreciation and amortization expense	742	638
Less:
Depreciation and amortization expense for vehicles held for lease	(46)	(24)
Modified EBITDA	$1,282	$1,049

(1)
In first quarter 2014, we recorded an infrequent charge of $672 million, which reflected the costs associated with the January 2014 MOU to supplement the existing collective bargaining agreement with the UAW in exchange for the UAW's specific commitment to our continued roll-out of our WCM programs and long-term business plan.

(2)
In connection with the February 2014 prepayment of the VEBA Trust Note, with an original face amount of $4,587 million, we recognized a $504 million loss on extinguishment of debt, consisting primarily of the remaining unamortized debt discount.

Net Industrial Cash (Debt)
We compute Net Industrial Cash (Debt) as cash and cash equivalents less total financial liabilities. We use Net Industrial Cash (Debt) as a measure of our financial leverage and believe it is useful in evaluating our financial leverage.
The following is a reconciliation of cash and cash equivalents to Net Industrial Cash (Debt) (in millions of dollars):

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$12,363	$13,344
Less: Financial liabilities (1)	(12,914)	(12,301)
Net Industrial (Debt) Cash	$(551)	$1,043

(1)	Refer to Note 9, Financial Liabilities, of our accompanying condensed consolidated financial statements for additional information regarding our financial liabilities.
Free Cash Flow
Free Cash Flow is defined as cash flows from operating and investing activities, excluding any debt related investing activities. Free Cash Flow is presented because we believe that it is used by analysts and other parties in evaluating the Company.

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
The following is a reconciliation of Net Cash Provided by (Used in) Operating and Investing Activities to Free Cash Flow (in millions of dollars):

	Three Months Ended March 31,
	2014	2013
Net Cash Provided by Operating Activities	$1,623	$1,210
Net Cash Used in Investing Activities	(704)	(761)
Free Cash Flow	$919	$449
Ally Repurchase Obligation
In April 2013, the Ally Agreement was terminated. In accordance with the terms of the Ally Agreement, we were obligated for one year subsequent to the termination of the agreement to repurchase Ally-financed U.S. dealer inventory that was acquired on or before April 30, 2013 upon certain triggering events and with certain exceptions, in the event of an actual or constructive termination of a dealer’s franchise agreement, including in certain circumstances when Ally forecloses on all assets of a dealer securing financing provided by Ally. These obligations excluded vehicles that had been damaged or altered, that were missing equipment or that had excessive mileage or an original invoice date that was more than one year prior to the repurchase date. As of May 1, 2014, we are no longer obligated to repurchase dealer inventory that was acquired prior to April 30, 2013 and was financed by Ally.
As of March 31, 2014, the maximum potential amount of future payments required to be made to Ally under this guarantee was approximately $33 million and was based on the aggregate repurchase value of eligible vehicles financed by Ally in our U.S. dealer stock. If vehicles were required to be repurchased under this arrangement, the total exposure would have been reduced to the extent the vehicles could be resold to another dealer. The fair value of the guarantee was less than $0.1 million at March 31, 2014, which considered both the likelihood that the triggering events would occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.
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
As of March 31, 2014, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $378 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at March 31, 2014, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.

Employees
The following summarizes the number of our salaried and hourly employees as of the dates noted below:

	March 31, 2014	December 31, 2013
Salaried	20,909	20,389
Hourly	53,303	53,323
Total	74,212	73,712
In the U.S. and Canada combined, substantially all of our hourly employees and approximately 20 percent of our salaried employees were represented by unions under collective bargaining agreements, which represented approximately 64 percent of our worldwide workforce as of March 31, 2014. The UAW and Unifor represent substantially all of these represented employees in the U.S. and Canada, respectively.
On January 21, 2014, we entered into a MOU with the UAW to supplement our existing collective bargaining agreement. In exchange for the UAW's specific commitment to continue to support the implementation of WCM programs throughout our manufacturing facilities, to facilitate benchmarking across all of our manufacturing plants and to actively assist in the achievement of our long-term business plan, we agreed to make payments totaling $700 million to be paid in 4 equal annual installments. At the direction of the UAW, the payments are to be made to the VEBA Trust. The first installment of $175 million was paid on January 21, 2014 and is included in Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows. During the three months ended March 31, 2014, we recorded a $672 million charge in Selling, Administrative and Other Expenses in our Condensed Consolidated Statements of Operations which is the present value of the total cash payments of $700 million. We have recorded an unconditional obligation of $499 million as of March 31, 2014, which includes approximately $2 million of accreted interest, included in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets. We will record interest expense each quarter of approximately $2 million.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board, or FASB, issued updated guidance that changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  This guidance is effective for fiscal periods beginning after December 15, 2014, and is to be applied prospectively. We will comply with this guidance as of January 1, 2015.
In July 2013, the FASB issued updated guidance requiring that certain unrecognized tax benefits be recognized as offsets against the corresponding deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, unless the deferred tax asset is not available or not intended to be used at the reporting date. This guidance was effective for fiscal periods beginning after December 15, 2013, and was to be applied prospectively to unrecognized tax benefits that exist at the effective date. We adopted this guidance as of January 1, 2014, and it did not have a material impact on our consolidated financial statements as it was consistent with out existing practice.
In March 2013, the FASB issued updated guidance to clarify a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance was effective for fiscal periods beginning after December 15, 2013, and was to be applied prospectively to derecognition events occurring after the effective date. We adopted this guidance as of January 1, 2014, and it did not have a material impact on our consolidated financial statements.
In February 2013, the FASB issued updated guidance in relation to the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This guidance is effective for fiscal periods beginning after December 15, 2013, and was to be applied retrospectively for all periods presented for those obligations resulting from joint and several liability arrangements that existed at the beginning of the fiscal year of adoption. We adopted this guidance as of January 1, 2014, and it did not have a material impact on our consolidated financial statements.

Critical Accounting Estimates
The accompanying condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. For a discussion of our critical accounting estimates, refer to Item 7 —Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Estimates and Item 8 —Financial Statements and Supplementary Data —Note 2, Basis of Presentation and Significant Accounting Policies, included in our 2013 Form 10-K. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk as a result of sales of vehicles and parts, purchases of components used in our manufacturing operations, debt and dividend payments from foreign subsidiaries denominated in currencies other than the USD. Foreign currency exchange rate risk is the risk that fluctuations in specific currencies against the USD will negatively impact our results of operations. To the extent possible, we net sales and purchases in specific currencies against each other and review this net cash flow position for hedging purposes. We are most vulnerable to fluctuations in the CAD, Euro, Australian dollar, Japanese yen and Mexican peso against the USD. To manage these exposures, we enter into derivative contracts (primarily currency forward and swap contracts) to hedge a portion of our exposures. The derivative contracts used to hedge foreign exchange rate risk had remaining maturities of up to 18 months at March 31, 2014.
The net fair value of foreign currency derivatives at March 31, 2014 was an asset of $96 million compared to an asset of $104 million as of December 31, 2013. The potential decrease in the fair value of our foreign currency derivatives, assuming a 10 percent adverse change in the underlying foreign currency derivative versus the USD, would be approximately $345 million at March 31, 2014, compared with a decrease of $197 million as of December 31, 2013.
In addition, we are exposed to foreign currency exchange rate risk as a result of translating the assets and liabilities of our subsidiaries outside of the United States (primarily Canada, Mexico and Venezuela) into USD. Based on first quarter 2014 developments related to the foreign exchange process in Venezuela, we have changed the exchange rate used to remeasure our Venezuelan subsidiary’s net monetary assets in U.S. dollars ("USD"). As the official exchange rate is increasingly reserved only for purchases of those goods and services deemed "essential" by the Venezuelan government, we began to use the exchange rate determined by an auction process conducted by Venezuela's Supplementary Foreign Currency Administration System ("SICAD"), referred to as the "SICAD I rate", as of March 31, 2014. At March 31, 2014, the SICAD I rate was 10.7 Venezuelan Bolivar ("VEF") to USD. Previously, we utilized the official exchange rate of 6.3 VEF to USD.
In late March 2014, the Venezuelan government introduced an additional auction-based foreign exchange system referred to as SICAD II rate. The SICAD II rate has ranged from 49 and 51.9 VEF to USD in the period since its introduction until May 13, 2014. The SICAD II rate is expected to be used primarily for imports and has been limited to amounts of VEF that can be exchanged into other currencies, such as the USD. As a result of the recent exchange agreement between the Central Bank of Venezuela and the Venezuelan government and the limitations of the SICAD II rate, we believe any future remittances of dividends would be transacted at the SICAD I rate. As a result, we determined that the SICAD I rate is the most appropriate rate to use.
In accordance with our use of the SICAD I rate, we recorded a first quarter 2014 remeasurement charge of $129 million as a reduction to Revenues, Net. As the SICAD I rate is based on periodic auctions, there may be significant changes to the exchange rate in future quarters, as well as other related developments in Venezuela, which may materially impact our consolidated financial statements. As of March 31, 2014 and December 31, 2013, the net monetary assets of Chrysler de Venezuela denominated in VEF were 1,972 million ($184 million at 10.7 VEF per USD) and 2,221 million ($352 million at 6.3 VEF per USD), respectively, which included cash and cash equivalents denominated in VEF of 2,196 million ($205 million at 10.7 VEF per USD) and 2,347 million ($373 million at 6.3 VEF per USD), respectively. Based on our March 31, 2014 net monetary assets, a charge of approximately $18 million would result for every 10 percent devaluation of the VEF.
Interest Rate Risk
We are exposed to interest rate risk due to our interest-bearing investment portfolio and financing activities. Interest rate risk is the risk of loss we would incur due to changes in interest rates.
For purposes of sensitivity analysis, we segregated our interest-bearing financial instruments into fixed or floating. For fixed-rate financial instruments, our sensitivity analysis measures the changes in fair value, whereas for floating-rate financial instruments, our sensitivity analysis measures the potential loss in future earnings.
We had fixed-rate debt of $7.5 billion as of March 31, 2014, compared with $8.9 billion at December 31, 2013. The potential increase in the fair value of our fixed-rate interest-bearing financial instruments as a result of a 10 percent decrease in market interest rates would be approximately $0.2 billion at March 31, 2014, compared with a decrease of approximately $0.3 billion at December 31, 2013.

We also had floating-rate investments and floating-rate debt of $12.7 billion and $5.4 billion, respectively, at March 31, 2014 compared to $13.7 billion and $3.4 billion, respectively, at December 31, 2013. The majority of our floating rate debt is exposed to changes in LIBOR, with a 0.75 percent interest rate floor. Given the relationship of floating-rate investments to floating-rate debt as of March 31, 2014 and the current low interest rate environment, an increase or decrease in interest rates would not have a material impact on our consolidated financial position.
Other Financial Market Risks
There have been no other significant changes in our exposure to financial market risks since December 31, 2013. Refer to Item 7A. Quantitative and Qualitative Disclosure about Market Risk, in our 2013 Form 10-K for additional information.

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
Changes in Internal Control over Financial Reporting
We continuously monitor and evaluate changes in our internal control over financial reporting. In connection with our alliance with Fiat, and in support of our drive toward common global systems, we have replaced our current finance, procurement, and capital project and investment management systems with an SAP system that was developed leveraging the SAP system Fiat currently utilizes. As appropriate, we continue to modify the design and documentation of internal control processes and procedures relating to the new systems to simplify and automate many of our previous processes. Our management believes that the implementation of these systems will continue to improve and enhance our internal controls over financial reporting. For additional information refer to Item 1A —Risk Factors in our 2013 Form 10-K.
There was no other change in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
3.1
Composite Third Amended and Restated Limited Liability Company Operating Agreement of Chrysler Group LLC (incorporated by reference to Exhibit 3.2 of Chrysler Group LLC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 6, 2014, File No. 000-54282)

3.2
Second Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of Chrysler Group LLC, dated as of January 21, 2014 (incorporated by reference to Exhibit 3.4 of Chrysler Group LLC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 6, 2014, File No. 000-54282)

4.1
Registration Rights Agreement, dated as of February 7, 2014, among Chrysler Group LLC, the Co-Issuer, the guarantors named on the signature pages thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.1 of Chrysler Group LLC’s Current Report on Form 8-K, filed with the SEC on February 11, 2014, File No. 000-54282)

10.1
Incremental Assumption Agreement, dated as of February 7, 2014, among Chrysler Group LLC, the lenders party thereto and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 of Chrysler Group LLC’s Current Report on Form 8-K, filed with the SEC on February 11, 2014, File No. 000-54282)

10.2
Term Loan Credit Agreement, dated as of February 7, 2014, among Chrysler Group LLC, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 of Chrysler Group LLC’s Current Report on Form 8-K, filed with the SEC on February 11, 2014, File No. 000-54282)

10.3*	First Amendment to the Master Private Label Financing Agreement, dated as of February 12, 2014, by and between Santander Consumer USA Inc. and Chrysler Group LLC

31.1*	Section 302 Certification of the Chief Executive Officer

31.2*	Section 302 Certification of the Chief Financial Officer

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INSø	XBRL Instance Document

101.SCHø	XBRL Taxonomy Extension Schema Document

101.CALø	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEFø	XBRL Taxonomy Extension Definition Linkbase Document

101.LABø	XBRL Taxonomy Extension Label Linkbase Document

101.PREø	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed electronically herewith

†	Furnished herewith

ø	Submitted electronically herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHRYSLER GROUP LLC

Dated: May 13, 2014	By:	/s/ Richard K. Palmer
Richard K. Palmer
Senior Vice President and Chief Financial Officer

CHRYSLER GROUP LLC
Exhibit Index

Exhibit Number	Description of Documents
3.1
Composite Third Amended and Restated Limited Liability Company Operating Agreement of Chrysler Group LLC (incorporated by reference to Exhibit 3.2 of Chrysler Group LLC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 6, 2014, File No. 000-54282)

3.2
Second Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of Chrysler Group LLC, dated as of January 21, 2014 (incorporated by reference to Exhibit 3.4 of Chrysler Group LLC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 6, 2014, File No. 000-54282)

4.1
Registration Rights Agreement, dated as of February 7, 2014, among Chrysler Group LLC, the Co-Issuer, the guarantors named on the signature pages thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.1 of Chrysler Group LLC’s Current Report on Form 8-K, filed with the SEC on February 11, 2014, File No. 000-54282)

10.1
Incremental Assumption Agreement, dated as of February 7, 2014, among Chrysler Group LLC, the lenders party thereto and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 of Chrysler Group LLC’s Current Report on Form 8-K, filed with the SEC on February 11, 2014, File No. 000-54282)

10.2
Term Loan Credit Agreement, dated as of February 7, 2014, among Chrysler Group LLC, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 of Chrysler Group LLC’s Current Report on Form 8-K, filed with the SEC on February 11, 2014, File No. 000-54282)

10.3*	First Amendment to the Master Private Label Financing Agreement, dated as of February 12, 2014, by and between Santander Consumer USA Inc. and Chrysler Group LLC

31.1*	Section 302 Certification of the Chief Executive Officer

31.2*	Section 302 Certification of the Chief Financial Officer

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INSø	XBRL Instance Document

101.SCHø	XBRL Taxonomy Extension Schema Document

101.CALø	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEFø	XBRL Taxonomy Extension Definition Linkbase Document

101.LABø	XBRL Taxonomy Extension Label Linkbase Document

101.PREø	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed electronically herewith

†	Furnished herewith

ø	Submitted electronically herewith