Form 10-Q
period 2014-06-30
Chrysler Group LLC
filed 2014-08-06
CIK 1513153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There is no public market for our equity securities. As of August 6, 2014, there were 1,632,654 Membership Interests issued and outstanding.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Form 10-Q for the Quarterly Period Ended June 30, 2014

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

•	an increase in unemployment levels, erosion in current economic conditions or decrease in consumer confidence, especially in North America, where we sell most of our vehicles;

•	our dependence on our parent, Fiat;

•	our ability to control costs and implement cost reduction and productivity improvement initiatives;

•	lengthy product development cycles and our inability to adequately forecast demand for our vehicles which may lead to inefficient use of our production capacity;

•	potential conflicts of interest resulting from certain of our executive officers serving in similar roles for Fiat or its current or former affiliates;

•	our ability to increase vehicle sales outside of North America;

•	competitive pressures that may limit our ability to reduce sales incentives, achieve better pricing and grow our profitability;

•	the potential inability of consumers and our dealers to obtain affordably priced financing on a timely basis due to our lack of a captive finance company;

•	the impact of vehicle defects and/or product recalls (including product liability claims);

•	disruption of production or delivery of new vehicles due to shortages of materials, including supply disruptions resulting from natural disasters, labor strikes or supplier insolvencies;

•	changes and fluctuations in the prices of raw materials, parts and components;

•	the impact of general economic and industry conditions in Europe on our European suppliers;

•	changes in foreign currency exchange rates, commodity prices and interest rates;

•	our substantial indebtedness and limitations on our liquidity that may limit our ability to execute our business plan;

•	changes in laws, regulations and government policies, particularly those relating to vehicle emissions, fuel economy and safety; and

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

PART I – Financial Information
Item 1. Condensed Consolidated Financial Statements
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Members of Chrysler Group LLC
We have reviewed the condensed consolidated balance sheet of Chrysler Group LLC and subsidiaries as of June 30, 2014, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2014 and 2013, and members’ deficit and cash flows for the six-month periods ended June 30, 2014 and 2013. These financial statements are the responsibility of the Company's management.
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

/s/ ERNST & YOUNG LLP
Detroit, Michigan
August 6, 2014

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited —in millions of dollars)

		Three Months Ended June 30,		Six Months Ended June 30,
	Notes	2014	2013	2014	2013
Revenues, net		$20,454	$17,994	$39,444	$33,379
Cost of sales		17,558	15,328	34,080	28,464
GROSS MARGIN		2,896	2,666	5,364	4,915
Selling, administrative and other expenses		1,321	1,280	3,310	2,507
Research and development expenses, net		602	569	1,161	1,146
Restructuring (income) expense, net	16	(4)	(7)	4	(11)
Interest expense	4	209	265	434	528
Interest income		(17)	(8)	(29)	(20)
Loss on extinguishment of debt	9	—	23	504	23
INCOME (LOSS) BEFORE INCOME TAXES		785	544	(20)	742
Income tax expense	10	166	37	51	69
NET INCOME (LOSS)		$619	$507	$(71)	$673

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited —in millions of dollars)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2014	2013	2014	2013
Net income (loss)		$619	$507	$(71)	$673
Other comprehensive (loss) income (1)	3	(181)	991	(159)	1,156
TOTAL COMPREHENSIVE INCOME (LOSS)		$438	$1,498	$(230)	$1,829

(1)
Net of $1 million of tax benefit and $1 million of tax expense for the three and six months ended June 30, 2014, respectively. There were no tax impacts for the three and six months ended June 30, 2013.

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited —in millions of dollars)

	Notes	June 30, 2014	December 31, 2013
CURRENT ASSETS:
Cash and cash equivalents		$13,310	$13,344
Restricted cash	11	70	8
Trade receivables, net of allowance for doubtful accounts of $57 and $54, respectively		1,556	1,161
Inventories	5	6,148	5,889
Prepaid expenses and other assets	7	1,928	1,647
Deferred taxes		486	484
TOTAL CURRENT ASSETS		23,498	22,533
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net of accumulated depreciation and amortization of $11,370 and $10,267, respectively		15,805	16,071
Equipment and other assets on operating leases, net of accumulated depreciation and amortization of $160 and $111, respectively		2,316	1,391
TOTAL PROPERTY AND EQUIPMENT		18,121	17,462
OTHER ASSETS:
Advances to related parties and other financial assets		33	35
Restricted cash	11	303	325
Goodwill		1,361	1,361
Other intangible assets, net	6	3,460	3,375
Prepaid expenses and other assets	7	667	437
Deferred taxes		332	342
TOTAL OTHER ASSETS		6,156	5,875
TOTAL ASSETS		$47,775	$45,870
CURRENT LIABILITIES:
Trade liabilities		$12,039	$10,643
Accrued expenses and other liabilities	8	10,355	9,830
Current maturities of financial liabilities	9	327	491
Deferred revenue		2,170	1,298
Deferred taxes		41	43
TOTAL CURRENT LIABILITIES		24,932	22,305
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	8	12,307	11,760
Financial liabilities	9	12,652	11,810
Deferred revenue		1,181	1,100
Deferred taxes		145	137
TOTAL LONG-TERM LIABILITIES		26,285	24,807
Commitments and contingencies	11	—	—
MEMBERS’ DEFICIT:
Membership Interests
Membership Interests —1,632,654 units authorized, issued and outstanding at June 30, 2014 and December 31, 2013	15	—	—
Contributed capital	1	663	2,633
Retained earnings		100	171
Accumulated other comprehensive loss	3	(4,205)	(4,046)
TOTAL MEMBERS’ DEFICIT		(3,442)	(1,242)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT		$47,775	$45,870

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited —in millions of dollars)

		Six Months Ended June 30,
	Notes	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES		$3,550	$2,187
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets		(1,640)	(1,660)
Proceeds from disposals of property, plant and equipment		15	3
Purchases of equipment and other assets on operating leases		(3)	(12)
Proceeds from disposals of equipment and other assets on operating leases		4	3
Change in restricted cash		(40)	22
Other		2	(3)
NET CASH USED IN INVESTING ACTIVITIES		(1,662)	(1,647)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured senior notes	9	2,985	—
Proceeds from Tranche B Term Loan due 2018	9	1,723	—
Proceeds from Tranche B Term Loan due 2017	9	247	—
Prepayment of VEBA Trust Note	9	(4,587)	—
Payments of Canadian Health Care Trust Notes	9	(77)	(45)
Repayments of Auburn Hills Headquarters loan		—	(25)
Repayments of Tranche B Term Loan due 2017		(16)	(15)
Repayment of Tranche B Term Loan due 2018		(4)	—
Repayments of Mexican development banks credit facility	9	(15)	(16)
Repayment of Tranche B Term Loan due 2017 in connection with amendment	9	—	(760)
Proceeds from Tranche B Term Loan due 2017 in connection with amendment	9	—	760
Debt issuance costs		(7)	(27)
Repayment of debt issuance premium on secured senior notes	9	(12)	—
Net (repayments of) proceeds from financial obligations - related party	15	(14)	9
Net repayments of other financial obligations - third party		(18)	(26)
Special distribution paid to members	15	(1,900)	—
Distribution for state tax withholding obligations and other taxes on behalf of members		(70)	(9)
NET CASH USED IN FINANCING ACTIVITIES		(1,765)	(154)
Effect of exchange rate changes on cash and cash equivalents		(157)	(119)
Net change in cash and cash equivalents		(34)	267
Cash and cash equivalents at beginning of period		13,344	11,614
Cash and cash equivalents at end of period		$13,310	$11,881

See accompanying notes to condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT
(Unaudited - in millions of dollars)

	Note	Contributed Capital	(Accumulated Losses) Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2014		$2,633	$171	$(4,046)	$(1,242)
Special distribution paid to members		(1,900)	—	—	(1,900)
Distribution for state tax withholding obligations and other taxes on behalf of members		(70)	—	—	(70)
Net loss		—	(690)	—	(690)
Total other comprehensive income	3	—	—	22	22
Balance at March 31, 2014		$663	$(519)	$(4,024)	$(3,880)
Net income		—	619	—	619
Total other comprehensive loss	3	—	—	(181)	(181)
Balance at June 30, 2014		$663	$100	$(4,205)	$(3,442)

Balance at January 1, 2013		$2,647	$(2,586)	$(7,320)	$(7,259)
Distribution for state tax withholding obligations on behalf of members		(2)	—	—	(2)
Net income		—	166	—	166
Total other comprehensive income	3	—	—	165	165
Balance at March 31, 2013		$2,645	$(2,420)	$(7,155)	$(6,930)
Distribution for state tax withholding obligations on behalf of members		(5)	—	—	(5)
Net income		—	507	—	507
Total other comprehensive income	3	—	—	991	991
Balance at June 30, 2013		$2,640	$(1,913)	$(6,164)	$(5,437)

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
Chrysler Group was formed on April 28, 2009 as a Delaware limited liability company. Our sole beneficial owner is Fiat, which holds a 100 percent ownership interest in us effective as of its January 21, 2014 acquisition of the 41.5 percent of our membership interests held by the UAW Retiree Medical Benefits Trust (the "VEBA Trust").
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
Our products are available in more than 150 countries around the world. We sell our products to dealers and distributors for sale to retail customers and fleet customers, which include rental car companies, commercial fleet customers, leasing companies and government entities. The majority of our operations, employees, independent dealers and sales are in North America, primarily in the U.S. Approximately 10 percent of our vehicle sales during both 2013 and the six months ended June 30, 2014 were outside North America, principally in Asia Pacific, South America and Europe. Vehicle, service parts and accessories sales outside North America are primarily through our 100 percent owned, affiliated or independent distributors and dealers. Fiat is the general distributor of our vehicles and service parts in Europe. Fiat is also distributing certain of our vehicles through its networks in other select markets. We are the general distributor for Fiat vehicles in select markets outside of Europe. Refer to Note 15, Other Transactions with Related Parties, for additional information regarding the Fiat-Chrysler Alliance and other transactions with Fiat.
On January 21, 2014, Fiat completed a transaction (the "Equity Purchase Agreement") in which its 100 percent owned subsidiary, Fiat North America LLC ("FNA"), indirectly acquired from the VEBA Trust all of the membership interests in Chrysler Group not previously held by FNA. In consideration for the sale of its membership interests in Chrysler Group, the VEBA Trust received $3,650 million consisting of:

•
a special distribution paid from available cash on hand by Chrysler Group to its members, in an aggregate amount of $1,900 million (FNA directed its portion of the special distribution to the VEBA Trust as part of the purchase consideration), which served to fund a portion of the transaction; and

•	$1,750 million paid by FNA.
As part of the Equity Purchase Agreement, FNA and the VEBA Trust dismissed with prejudice all proceedings before the Delaware Court of Chancery with respect to the interpretation of a call option agreement which granted FNA the right to acquire certain of the membership interests in Chrysler Group held by the VEBA Trust. Options for approximately 10 percent of our membership interests that had been previously exercised by FNA were fulfilled and the underlying equity was acquired by FNA in connection with the Equity Purchase Agreement.
Concurrent with the closing of the Equity Purchase Agreement, we paid a distribution of $60 million to our members in connection with such members' tax obligations. This payment was made pursuant to a specific requirement in our Limited Liability Company Agreement (as amended from time to time, the "LLC Agreement").
Also concurrent with the closing of the Equity Purchase Agreement, we entered into a contractually binding and legally enforceable memorandum of understanding ("MOU") with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") to supplement our existing collective bargaining agreement. In exchange for the UAW's legally enforceable specific commitment to continue to support the implementation of World Class

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Manufacturing ("WCM") programs throughout our manufacturing facilities, to facilitate benchmarking across all of our manufacturing plants and to actively assist in the achievement of our long-term business plan, we agreed to make payments totaling $700 million to be paid in four equal annual installments. At the direction of the UAW, the payments are to be made to the VEBA Trust. The first installment of $175 million was paid on January 21, 2014 and is reflected in the operating section of the accompanying Condensed Consolidated Statements of Cash Flows.
As the MOU was negotiated and executed concurrently with the Equity Purchase Agreement and as Fiat is a related party to us and the UAW and the VEBA Trust are related parties, the two agreements are accounted for by Fiat as a single commercial transaction with multiple elements. As a result, the fair value of the total consideration paid under the Equity Purchase Agreement and the MOU is allocated to the various elements acquired by Fiat. Due to the unique nature and inherent judgment involved in determining the fair value of the UAW’s commitments under the MOU, a residual value methodology was used to determine the portion of the consideration paid attributable to the UAW’s commitments. We have reflected in the accompanying condensed consolidated financial statements only the impacts of these transactions that are related to us. Refer to Note 15, Other Transactions with Related Parties, for a discussion of the accounting for these transactions.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued updated guidance that requires a company to recognize revenue upon transfer of control of goods or services to a customer at an amount that reflects the consideration it expects to receive. This new revenue recognition model defines a five step process to achieve this objective. The updated guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The guidance is effective for periods beginning after December 15, 2016. We will comply with this guidance as of January 1, 2017, and we are currently evaluating the method of implementation and impact of adoption on our consolidated financial statements.
In April 2014, the FASB issued updated guidance that changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  This guidance is effective for fiscal periods beginning after December 15, 2014, and is to be applied prospectively. We will comply with this guidance as of January 1, 2015.
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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

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
Note 3. Accumulated Other Comprehensive (Loss) Income
The changes in Accumulated Other Comprehensive (Loss) Income ("AOCI") by component, including the amounts reclassified to income, were as follows (in millions of dollars):

	Three Months Ended June 30, 2014
	Defined Benefit Plan Adjustments				Derivatives
	Net Actuarial Loss		Net Prior Service (Cost) Credit		Currency Forwards and Swaps		Commodity Swaps		Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(4,031)		$(90)		$94		$19		$(16)	$(4,024)
Gain (loss) recorded in other comprehensive income	(19)		(36)		(144)		13		7	(179)
Less: Gain (loss) reclassified from AOCI to income	(27)	(1)	(5)	(1)	29	(2)	6	(3)	—	3
Tax effect benefit/(expense)	2		—		(1)		—		—	1
Other comprehensive income (loss)	10		(31)		(174)		7		7	(181)
Balance at end of period	$(4,021)		$(121)		$(80)		$26		$(9)	$(4,205)

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Three Months Ended June 30, 2013
	Defined Benefit Plan Adjustments				Derivatives
	Net Actuarial Loss		Net Prior Service Credit (Cost)		Currency Forwards and Swaps		Commodity Swaps		Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(7,147)		$32		$1		$29		$(70)	$(7,155)
Gain (loss) recorded in other comprehensive income	869		(98)		186		(29)		26	954
Less: Gain (loss) reclassified from AOCI to income	(78)	(1)	8	(1)	28	(2)	5	(3)	—	(37)
Tax effect benefit/(expense)	—		—		—		—		—	—
Other comprehensive income (loss)	947		(106)		158		(34)		26	991
Balance at end of period	$(6,200)		$(74)		$159		$(5)		$(44)	$(6,164)

	Six Months Ended June 30, 2014
	Defined Benefit Plan Adjustments				Derivatives
	Net Actuarial Loss		Net Prior Service Credit (Cost)		Currency Forwards and Swaps		Commodity Swaps		Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(4,056)		$(93)		$105		$8		$(10)	$(4,046)
Gain (loss) recorded in other comprehensive income	(19)		(36)		(95)		30		1	(119)
Less: Gain (loss) reclassified from AOCI to income	(54)	(1)	(8)	(1)	89	(2)	12	(3)	—	39
Tax effect benefit/(expense)	—		—		(1)		—		—	(1)
Other comprehensive income (loss)	35		(28)		(185)		18		1	(159)
Balance at end of period	$(4,021)		$(121)		$(80)		$26		$(9)	$(4,205)

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2013
	Defined Benefit Plan Adjustments				Derivatives
	Net Actuarial Loss		Net Prior Service Credit (Cost)		Currency Forwards and Swaps		Commodity Swaps		Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(7,232)		$42		$(40)		$4		$(94)	$(7,320)
Gain (loss) recorded in other comprehensive income	869		(98)		224		(10)		50	1,035
Less: Gain (loss) reclassified from AOCI to income	(163)	(1)	18	(1)	25	(2)	(1)	(3)	—	(121)
Tax effect benefit/(expense)	—		—		—		—		—	—
Other comprehensive income (loss)	1,032		(116)		199		(9)		50	1,156
Balance at end of period	$(6,200)		$(74)		$159		$(5)		$(44)	$(6,164)

(1)	These AOCI components are included within the computation of net periodic benefit costs. Refer to Note 14, Employee Retirement and Other Benefits, for additional information.

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

Note 4. Interest Expense
Interest expense included the following (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Financial interest expense:
Related parties(1) (see Note 15)	$2	$113	$28	$222
Other	209	157	402	315
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	10	30	29	59
Capitalized interest related to capital expenditures	(12)	(35)	(25)	(68)
Total	$209	$265	$434	$528

(1)
Financial interest expense with related parties includes interest expense related to the senior unsecured note issued June 10, 2009 to the VEBA Trust, with an original face value of $4,587 million, VEBA Trust Note, through January 20, 2014. Refer to Note 15, Other Transactions with Related Parties, for additional information.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 5. Inventories
The components of inventories were as follows (in millions of dollars):

	June 30, 2014	December 31, 2013
Finished products, including service parts	$3,906	$3,830
Work in process	2,000	1,846
Raw materials and manufacturing supplies	242	213
Total	$6,148	$5,889
Note 6. Other Intangible Assets
The components of other intangible assets were as follows (in millions of dollars):

		June 30, 2014
	Range of Useful Lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$—	$2,210
Dealer networks	20	388	99	289
Fiat contributed intellectual property rights	10	320	163	157
Other intellectual property rights	3 - 12	263	81	182
Patented and unpatented technology	4 - 10	208	155	53
Software	3 - 5	466	186	280
Regulatory credits	1 - 7	317	31	286
Other	1 - 16	100	97	3
Total		$4,272	$812	$3,460

		December 31, 2013
	Range of Useful Lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$—	$2,210
Dealer networks	20	388	89	299
Fiat contributed intellectual property rights	10	320	147	173
Other intellectual property rights	3 - 12	263	65	198
Patented and unpatented technology	4 - 10	208	145	63
Software	3 - 5	445	152	293
Regulatory credits	1 - 7	161	25	136
Other	1 - 16	100	97	3
Total		$4,095	$720	$3,375

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The following summarizes the amount of intangible asset amortization expense included in the respective financial statement captions of the accompanying Condensed Consolidated Statements of Operations (in millions of dollars):

	Financial Statement Caption	Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Patented and unpatented technology, intellectual property, software and other	Cost of sales	$40	$39	82	78
Dealer networks and other	Selling, administrative and other expenses	5	6	10	12
Total		$45	$45	$92	$90
Based on the gross carrying amount of other intangible assets as of June 30, 2014, the estimated future amortization expense for the next five years was as follows (in millions of dollars):

Remainder of 2014	$90
2015	186
2016	177
2017	343
2018	95
Intangible assets that have a finite useful life are generally amortized over their respective estimated useful lives, on a straight-line basis. However, certain other finite-lived intangible assets are amortized in a manner that reflects the pattern in which the economic benefits of the intangible asset are consumed.
Note 7. Prepaid Expenses and Other Assets
The components of prepaid expenses and other assets were as follows (in millions of dollars):

	June 30, 2014			December 31, 2013
	Current	Non- Current	Total	Current	Non- Current	Total
Amounts due from related parties (see Note 15)	$954	$—	$954	$729	$—	$729
Prepayment of expenses with related parties (see Note 15)	21	204	225	—	—	—
Prepaid pension expense	—	145	145	—	137	137
Other	953	318	1,271	918	300	1,218
Total	$1,928	$667	$2,595	$1,647	$437	$2,084

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 8. Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows (in millions of dollars):

	June 30, 2014			December 31, 2013
	Current	Non- Current	Total	Current	Non- Current	Total
Pension and postretirement benefits	$199	$8,075	$8,274	$187	$8,126	$8,313
Product warranty costs	1,457	2,685	4,142	1,346	2,454	3,800
Sales incentives	4,119	—	4,119	3,636	—	3,636
Personnel costs	710	358	1,068	792	443	1,235
Amounts due to related parties (see Note 15) (1)	835	100	935	718	—	718
Vehicle residual value guarantees	622	—	622	343	—	343
Income and other taxes	231	116	347	441	98	539
Workers’ compensation	45	234	279	43	234	277
Accrued interest (2)	63	—	63	301	—	301
Restructuring actions (see Note 16)	19	29	48	22	34	56
Other (3)	2,055	710	2,765	2,001	371	2,372
Total	$10,355	$12,307	$22,662	$9,830	$11,760	$21,590

(1)	Excludes amounts due to related parties for accrued interest separately discussed in (2) below.

(2)	Includes $215 million of accrued interest due to related parties as of December 31, 2013. Refer to Note 15, Other Transactions with Related Parties, for additional information.

(3)
Includes a $502 million obligation, $175 million current and $327 million non-current, associated with the MOU entered into with the UAW for continued support of our WCM programs. Included within the obligation is $5 million of interest accretion.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The changes in accrued product warranty costs (excluding deferred revenue from service contracts described below, as well as supplier recoveries) were as follows (in millions of dollars):

	Six Months Ended June 30,
	2014	2013
Balance at beginning of period	$3,800	$3,514
Provision for current period warranties	1,105	814
Net adjustments to pre-existing warranties	146	135
Net warranty settlements	(910)	(723)
Translation and other adjustments	1	(41)
Balance at end of period	$4,142	$3,699
We recognized recoveries from suppliers related to warranty claims of $20 million and $36 million during the three months ended June 30, 2014 and 2013, respectively, and $32 million and $51 million during the six months ended June 30, 2014 and 2013, respectively, which are excluded from the change in warranty costs above.
We also offer customers the opportunity to purchase separately-priced service contracts. In addition, from time to time, we sell certain vehicles with a service contract included in the sales price of the vehicle. The service contract and vehicle qualify as separate units of accounting in accordance with the accounting guidance for multiple-element arrangements. The revenue from these contracts, as well as our separately-priced service contracts, is recorded as a component of Deferred Revenue in the accompanying Condensed Consolidated Balance Sheets at the inception of the contract and is recognized as revenue over the contract period in proportion to the costs expected to be incurred based on historical information.
The following summarizes the changes in deferred revenue from these contracts (in millions of dollars):

	Six Months Ended June 30,
	2014	2013
Balance at beginning of period	$1,239	$1,075
Deferred revenues for current period service contracts	360	332
Earned revenues in current period	(239)	(226)
Refunds of cancelled contracts	(22)	(29)
Translation and other adjustments	8	(2)
Balance at end of period	$1,346	$1,150

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 9. Financial Liabilities
The components of financial liabilities were as follows (in millions of dollars):

	June 30, 2014
	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable Within One Year:
	Effective
Tranche B Term Loan due 2017	4.06%	(1)	$33	$33
Tranche B Term Loan due 2018	3.60%	(2)	18	18
Canadian Health Care Trust Notes:
Tranche A	6.48%	(3)	92	94
Tranche B	9.21%	(3)	26	26
Total Canadian Health Care Trust Notes			118	120
Mexican development banks credit facility due 2025	8.60%	(4)	30	30
	Weighted Average
Other:
Capital lease obligations	10.11%		68	59
Other financial obligations	14.61%		71	67
Total other financial liabilities			139	126
Total financial liabilities payable within one year			$338	$327

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Maturity	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable After One Year:
		Effective
Tranche B Term Loan due 2017	5/24/2017	4.06%	(1)	$3,126	$3,078
Tranche B Term Loan due 2018	12/31/2018	3.60%	(2)	1,728	1,703
Secured Senior Notes due 2019	6/15/2019	7.30%	(5)	2,875	2,955
Secured Senior Notes due 2021	6/15/2021	7.57%	(6)	3,080	3,189
Canadian Health Care Trust Notes:
Tranche A	6/30/2017	6.48%	(3)	209	220
Tranche B	6/30/2024	9.21%	(3)	375	384
Tranche C	6/30/2024	9.68%	(7)	117	102
Total Canadian Health Care Trust Notes				701	706
Mexican development banks credit facilities:
Credit facility due 2021	12/23/2021	7.01%	(8)	230	230
Credit facility due 2025	7/19/2025	8.60%	(4)	305	305
Total Mexican development banks credit facilities				535	535
		Weighted Average
Other:
Capital lease obligations	2016-2021	10.95%		351	326
Other financial obligations	2015-2024	13.71%		172	160
Total other financial liabilities				523	486
Total financial liabilities payable after one year				12,568	12,652
Total				$12,906	$12,979

	December 31, 2013
	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable Within One Year:
	Effective
VEBA Trust Note	11.71%		$224	$221
Tranche B Term Loan due 2017	4.08%	(1)	30	30

Canadian Health Care Trust Notes:
Tranche A	7.38%	(3)	83	85
Tranche B	9.21%	(3)	24	24
Total Canadian Health Care Trust Notes			107	109
Mexican development banks credit facility due 2025	8.81%	(4)	30	30
	Weighted Average
Other:
Capital lease obligations	9.95%		64	55
Other financial obligations	15.14%		51	46
Total other financial liabilities			115	101
Total financial liabilities payable within one year			$506	$491

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Maturity	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable After One Year:
		Effective
VEBA Trust Note	7/15/2023	11.71%		$4,491	$3,971
Tranche B Term Loan due 2017	5/24/2017	4.08%	(1)	2,895	2,842
Secured Senior Notes due 2019	6/15/2019	8.21%	(5)	1,500	1,486
Secured Senior Notes due 2021	6/15/2021	8.44%	(6)	1,700	1,683
Canadian Health Care Trust Notes:
Tranche A	6/30/2017	7.38%	(3)	298	312
Tranche B	6/30/2024	9.21%	(3)	402	411
Tranche C	6/30/2024	9.68%	(7)	110	95
Total Canadian Health Care Trust Notes				810	818
Mexican development banks credit facilities:
Credit facility due 2021	12/23/2021	7.50%	(8)	229	229
Credit facility due 2025	7/19/2025	8.81%	(4)	318	318
Total Mexican development banks credit facilities				547	547
		Weighted Average
Other:
Capital lease obligations	2016-2020	11.04%		316	286
Other financial obligations	2015-2024	13.83%		191	177
Total other financial liabilities				507	463
Total financial liabilities payable after one year				12,450	11,810
Total				$12,956	$12,301

(1)
Loan bears interest at LIBOR (subject to a 0.75 percent floor) +2.75 percent. Commencing in July 2011, interest has been reset every three months. Stated interest rate as of both June 30, 2014 and December 31, 2013 was 3.50 percent.

(2)	Loan bears interest at LIBOR (subject to a 0.75 percent floor) + 2.50 percent. Stated interest rate as of June 30, 2014 was 3.25 percent.

(3)	Note bears interest at a stated rate of 9.00 percent.

(4)	Represents the stated interest rate. Loan bears interest at the 28 day Interbank Equilibrium Interest Rate ("TIIE") + 4.80 percent subject to a quarterly reset of TIIE.

(5)	Notes bear interest at a stated rate of 8.00 percent.

(6)	Notes bear interest at a stated rate of 8.25 percent.

(7)	Note bears interest at a stated rate of 7.50 percent.

(8)	Represents the stated interest rate. Loan bears interest at the 28 day TIIE +3.70 percent subject to a monthly reset of TIIE.
As of June 30, 2014, the carrying amounts of our financial obligations include fair value adjustments, premiums, discounts and loan origination fees totaling $73 million related to the following obligations (in millions of dollars):

Tranche B Term Loan due 2017	$(48)
Tranche B Term Loan due 2018	(25)
Secured Senior Notes due 2019	80
Secured Senior Notes due 2021	109
Canadian Health Care Trust Notes	7
Liabilities for capital lease and other financial obligations	(50)
Total	$73

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

As of June 30, 2014, the aggregate annual contractual maturities of our financial liabilities at face value were as follows (in millions of dollars):

Remainder of 2014	$130
2015	301
2016	321
2017	3,420
2018	1,892
2019 and thereafter	6,842
Total	$12,906
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

The proceeds of these transactions were used to prepay all amounts outstanding of approximately $5.0 billion under the VEBA Trust Note, which included a principal payment of $4,715 million and interest accrued through February 7, 2014. The $4,715 million principal payment consisted of $128 million of interest that was previously capitalized as additional debt with the remaining $4,587 million representing the original face value of the note. The payment of capitalized interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014.
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
Subsequent to these new debt issuances, and subject to the limitations in, the amended and restated credit agreement governing the Senior Credit Facilities, the term loan credit agreement governing the Term Loan Credit Facility, and the indenture governing our secured senior notes, we have the option to increase the amount of the revolving credit facility maturing May 24, 2016, in an aggregate principal amount not to exceed $700 million, subject to certain conditions.
The remaining terms of the Term Loan Credit Facility and the Offered Notes are generally consistent with the terms of the Senior Credit Facilities and the previously issued secured senior notes, respectively. Refer to our 2013 Form 10-K for additional information regarding the terms of those agreements.
Secured Senior Notes Exchange Offer
In connection with our February 7, 2014 offering of the Offered Notes, we entered into a registration rights agreement with the initial purchasers of the Offered Notes. Under the terms of the registration rights agreement, we agreed to register notes having substantially identical terms as the respective Offered Notes with the SEC as part of an offer to exchange freely tradable notes for the Offered Notes. On April 7, 2014 and subject to the terms and conditions set forth in the Offered Notes prospectus, we commenced an offer to exchange the freely tradable 8 percent secured senior notes due 2019 (“2019 Notes”) for the outstanding Offered 2019 Notes and the freely tradable 8 1⁄4 percent secured senior notes due 2021 (“2021 Notes”) for the outstanding Offered 2021 Notes. Each of the 2019 Notes and 2021 Notes are identical in all material respects to our existing notes. The 2019 Notes and 2021 Notes are collectively referred to as the "Notes."
On May 5, 2014, our offers to exchange the Offered 2019 Notes and Offered 2021 Notes expired. Substantially all of the Offered Notes were tendered for Notes. The holders of the Offered Notes who tendered their notes received an equal principal amount of 2019 Notes for the Offered 2019 Notes and an equal principal amount of 2021 Notes for the Offered 2021 Notes. The form and terms of the 2019 Notes and 2021 Notes are identical in all material respects to the Offered Notes, except that the 2019 Notes and 2021 Notes do not contain restrictions on transfer.
Secured Senior Notes
During the six months ended June 30, 2014, net interest payments of $210 million were made on the outstanding Notes. The $210 million of net interest payments were composed of $198 million that was included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014, and $12 million related to the repayment of the debt issuance premium on the Offered Notes, which is included in Net Cash Used in Financing Activities in the accompanying Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014.
Canadian Health Care Trust Notes
On June 30, 2014, we made a scheduled payment on the Canadian Health Care Trust Tranche B note ("Canadian HCT Tranche B Note") of $64 million, which was composed of a $23 million principal payment and interest accrued through the payment date of $41 million. The $23 million Canadian HCT Tranche B Note principal payment consisted of $20 million of interest that was previously capitalized as additional debt with the remaining $3 million representing a repayment of the original principal balance.
On January 2, 2014, we made a prepayment on the Canadian Health Care Trust Tranche A note ("Canadian HCT Tranche A Note") of the scheduled payment due on June 30, 2014. The amount of the prepayment, determined in accordance with the terms of the Canadian HCT Tranche A Note, was $109 million and was composed of a $91 million principal payment and interest accrued through January 2, 2014 of $18 million. The $91 million Canadian HCT Tranche A Note principal payment consisted of $17 million of interest that was previously capitalized as additional debt with the remaining $74 million representing a prepayment of the original principal balance.

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
The payments of capitalized interest are included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013.
Refer to our 2013 Form 10-K for additional information regarding the Canadian Health Care Trust Notes.
Senior Credit Facilities Amendment
In June 2013, we amended and restated our credit agreement dated as of May 24, 2011 among us and the lenders party thereto. As a result, lenders party to the original $3.0 billion tranche B term loan maturing May 24, 2017 that held $760 million of the outstanding principal balance either partially or fully reduced their holdings. These reductions were accounted for as a debt extinguishment. The remaining holdings were analyzed on a lender-by-lender basis and accounted for as a debt modification. The $2.9 billion outstanding principal balance on the tranche B term loan maturing May 24, 2017 did not change, as new and continuing lenders acquired the $760 million.
We paid $35 million related to the call premium and other fees to re-price and amend the original credit agreement governing the Senior Credit Facilities, of which $27 million was deferred and will be amortized over the remaining terms of the Senior Credit Facilities. We recognized a $23 million loss on extinguishment of debt, which included the write off of $12 million of unamortized debt discounts and $3 million of unamortized debt issuance costs associated with the original senior credit facilities, as well as $8 million of the call premium and fees noted above.
Refer to our 2013 Form 10-K for additional information related to the amended and restated credit agreement.
Amounts Available for Borrowing under Credit Facilities
As of June 30, 2014, our $1.3 billion revolving credit facility remains undrawn and the Tranche B Term Loan due 2017, the Tranche B Term Loan due 2018 and the Mexican development banks credit facilities remain fully drawn. Our $4.7 billion ($5.0 billion Canadian dollar) Gold Key Lease secured revolving credit facility remains undrawn as of June 30, 2014, however, no additional funding will be provided due to the winding down of the Gold Key Lease program.
Refer to our 2013 Form 10-K for additional information regarding the terms of our financing arrangements.
Note 10. Income Taxes
For interim tax reporting, we estimate our annual effective tax rate and apply it to our year to date ordinary income (loss). The tax effect of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates are reported in the interim period in which they occur. There have been no significant changes in our estimates or the provision for income taxes during the six months ended June 30, 2014.
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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

In June 2014, the National Development and Reform Commission of the Government of the People’s Republic of China (“NDRC”) initiated an investigation of Chrysler Group (China) Sales Limited (“CGCSL”), a 100 percent owned subsidiary of the Company, relating to the Company’s compliance with the Chinese Anti-Monopoly Law (“AML”). CGCSL continues to cooperate with the NDRC’s investigation.  A broad range of remedies are available to the NDRC with respect to deemed violations of the AML, including a fine,  confiscating gains deemed to be illegally obtained, requiring the modification of business practices and an order to cease conduct deemed illegal. The Company cannot estimate the loss or range of loss related to the NDRC’s investigation.
Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. We establish an accrual in connection with pending or threatened litigation if a loss is probable and can be reasonably estimated. Since these accruals represent estimates, it is reasonably possible that the resolution of some of these matters could require us to make payments in excess of the amounts accrued. It is also reasonably possible that the resolution of some of the matters for which accruals could not be made may require us to make payments in an amount or range of amounts that could not be reasonably estimated at June 30, 2014.
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
Restricted Cash
Restricted cash, which includes cash equivalents, was $373 million as of June 30, 2014. Restricted cash included $231 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler AG and $142 million of collateral for other contractual agreements.

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
Employees
In the U.S. and Canada combined, substantially all of our hourly employees and approximately 19 percent of our salaried employees were represented by unions under collective bargaining agreements, which represented approximately 65 percent of our worldwide workforce as of June 30, 2014. The UAW and Unifor represent substantially all of these represented employees in the U.S. and Canada, respectively.
On January 21, 2014, we entered into the MOU with the UAW to supplement our existing collective bargaining agreement. In exchange for the UAW's legally enforceable specific commitment to continue to support the implementation of WCM programs throughout our manufacturing facilities, to facilitate benchmarking across all of our manufacturing plants and to actively assist in the achievement of our long-term business plan, we agreed to make payments totaling $700 million to be paid in four equal annual installments. At the direction of the UAW, the payments are to be made to the VEBA Trust. As the MOU was negotiated and executed concurrently with the Equity Purchase Agreement described above and as Fiat is a related party to us and the UAW and the VEBA Trust are related parties, the two agreements are accounted for by Fiat as a single commercial transaction with multiple elements. As a result, the fair value of the total consideration paid under the Equity Purchase Agreement and the MOU is allocated to the various elements acquired by Fiat and us. Due to the unique nature and inherent judgment involved in determining the fair value of the UAW’s commitments under the MOU, a residual value methodology was used to determine the portion of the consideration paid attributable to the UAW’s commitments. We have reflected in the accompanying condensed consolidated financial statements only the impacts of these transactions that are related to us. Refer to Note 15, Other Transactions with Related Parties, for a discussion of the accounting for these transactions.
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
Under the financing arrangement, SCUSA has agreed to specific transition milestones for the initial year following launch. We have deemed SCUSA’s performance toward the milestones satisfactory and agreed that the SCUSA Agreement will have a ten year term commencing February 2013, subject to early termination in certain circumstances, including the failure by a party to comply with certain of its ongoing obligations under the SCUSA Agreement. In accordance with the terms of the agreement, SCUSA provided us an upfront, nonrefundable payment of $150 million in May 2013, which was recognized as deferred revenue and will be amortized over ten years. As of June 30, 2014, $133 million remained in Deferred Revenue in the accompanying Condensed Consolidated Balance Sheets.

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
In accordance with the terms of the Ally Agreement, we remained obligated for one year to repurchase Ally-financed dealer inventory that was acquired on or before April 30, 2013 upon certain triggering events and with certain exceptions, in the event of an actual or constructive termination of a dealer’s franchise agreement, including in certain circumstances when Ally forecloses on all assets of a dealer securing financing provided by Ally. These obligations excluded vehicles that have been damaged or altered, that were missing equipment or that had excessive mileage or an original invoice date that was more than one year prior to the repurchase date. As of May 1, 2014, we were no longer obligated to repurchase dealer inventory acquired prior to April 30, 2013 and was financed by Ally.
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
As of June 30, 2014, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $330 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at June 30, 2014, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made, net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 12. Fair Value Measurements
The following summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions of dollars):

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$12,376	$934	$—	$13,310
Restricted cash	373	—	—	373
Derivatives:
Currency forwards and swaps	—	35	—	35
Commodity swaps and options	—	16	18	34
Total	$12,749	$985	$18	$13,752
Liabilities:
Derivatives:
Currency forwards and swaps	$—	$127	$—	$127
Commodity swaps and options	—	3	—	3
Total	$—	$130	$—	$130

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$12,129	$1,215	$—	$13,344
Restricted cash	333	—	—	333
Derivatives:
Currency forwards and swaps	—	119	—	119
Commodity swaps and options	—	8	6	14
Total	$12,462	$1,342	$6	$13,810
Liabilities:
Derivatives:
Currency forwards and swaps	$—	$15	$—	$15
Commodity swaps and options	—	11	3	14
Total	$—	$26	$3	$29
During the six months ended June 30, 2014 and 2013, there were no transfers between Level 1 and Level 2 or into or out of Level 3.
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
The following summarizes the changes in Level 3 items measured at fair value on a recurring basis (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Derivatives Assets (Liabilities):
Fair Value at beginning of the period	$11	$21	$3	$9
Total realized and unrealized gains (losses):
Included in Net (Loss) Income (1)	5	5	8	4
Included in Other Comprehensive (Loss) Income (2)	8	(30)	18	(13)
Settlements (3)	(6)	(1)	(11)	(5)
Fair value at end of the period	$18	$(5)	$18	$(5)
Changes in unrealized losses relating to instruments held at end of period (1)	$—	$—	$—	$—

(1)	The related realized and unrealized gains (losses) are recognized in Cost of sales in the accompanying Condensed Consolidated Statements of Operations.

(2)	The related realized and unrealized gains (losses) are recognized in Other comprehensive (loss) income in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

(3)	There were no purchases, issuances or sales during the three and six months ended June 30, 2014 and 2013.
The following summarizes the unobservable inputs related to Level 3 items measured at fair value on a recurring basis as of June 30, 2014:

	Net Asset (in millions of dollars)	Valuation Technique	Unobservable Input	Range	Unit of Measure
Commodity swaps	$18	Discounted	Platinum forward points	$ 0.31 — $ 5.42	Per troy ounce
		cash flow	Palladium forward points	$ 0.06 — $ 0.35	Per troy ounce
			Natural gas forward points	$ (0.69) — $ 0.07	Per giga-joule
The forward points that were used in the valuation of platinum, palladium and certain natural gas contracts were deemed unobservable. Significant increases or decreases in any of the unobservable inputs in isolation would not significantly impact our fair value measurements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The carrying amounts and estimated fair values of our financial instruments were as follows (in millions of dollars):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$13,310	$13,310	$13,344	$13,344
Restricted cash	373	373	333	333
Financial liabilities (1)	12,979	13,602	12,301	13,407
Derivatives:
Included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets	69	69	133	133
Included in Accrued Expenses and Other Liabilities	130	130	29	29

(1)
As of June 30, 2014, the fair value of financial liabilities includes $11.5 billion and $2.1 billion measured utilizing Level 2 and Level 3 inputs, respectively. As of December 31, 2013, the fair value of financial liabilities includes $6.5 billion and $6.9 billion measured utilizing Level 2 and Level 3 inputs, respectively.

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
Note 13. Derivative Financial Instruments and Risk Management
Derivative instruments
All derivative instruments are recognized in the accompanying Condensed Consolidated Balance Sheets at fair value. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. The fair values of our derivative financial instruments are based on pricing models or formulas using current estimated cash flow and discount rate assumptions. We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. The adjustment is estimated based on the net exposure by counterparty. We use an estimate of the counterparty’s non-performance risk when we are in a net asset position and an estimate of our own non-performance risk when we are in a net

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

liability position. As of June 30, 2014 and December 31, 2013, the adjustment for non-performance risk did not materially impact the fair value of derivative instruments.
The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single–A or better. The aggregate fair value of derivative instruments in asset positions as of June 30, 2014 and December 31, 2013 was approximately $69 million and $133 million, respectively, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss that we would recognize if all counterparties failed to perform as contracted could be significantly lower.
The terms of the agreements with our counterparties for foreign currency exchange and commodity hedge contracts require us to post collateral when derivative instruments are in a liability position, subject to posting thresholds. In addition, these agreements contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding net asset or liability positions. These cross-default provisions could be triggered if there was a non-performance event under certain debt obligations. The fair values of the related gross liability positions as of June 30, 2014 and December 31, 2013, which represent our maximum potential exposure, were $130 million and $29 million, respectively. As of June 30, 2014, we posted $50 million as collateral for derivative contracts. The cash collateral is included in Restricted cash in the accompanying Condensed Consolidated Balance Sheets. Per the terms of our agreements, no collateral was required to be posted as of December 31, 2013.
The following presents the gross and net amounts of our derivative assets and liabilities after giving consideration to the terms of the master netting arrangements with our counterparties (in millions of dollars):

	June 30, 2014		December 31, 2013
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amounts recognized in the Condensed Consolidated Balance Sheets	$69	$130	$133	$29
Gross amounts not offset in the Condensed Consolidated Balance Sheets that are eligible for offsetting
Derivatives	(61)	(61)	(24)	(24)
Cash collateral pledged	—	(50)	—	—
Net Amount	$8	$19	$109	$5
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
Cash Flow Hedges
We use financial instruments designated as cash flow hedges to hedge exposure to foreign currency exchange risk associated with transactions in currencies other than the functional currency in which we operate. We also use financial instruments designated as cash flow hedges to hedge our exposure to commodity price risk associated with buying certain commodities used in the ordinary course of our operations. Changes in the fair value of designated derivatives that are highly effective as cash flow hedges are recorded in AOCI, net of estimated income taxes. These changes in the fair value are then released into earnings contemporaneously with the earnings effects of the hedged items. Cash flows associated with cash flow hedges are reported in Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows. The ineffective portions of the fair value changes are recognized in the results of operations immediately. The amount of ineffectiveness recorded for the six months ended June 30, 2014 and 2013 was immaterial. Our cash flow hedges mature within 18 months.

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
The following summarizes the fair values of derivative instruments designated as cash flow hedges which were outstanding (in millions of dollars):

	June 30, 2014
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$4,106	$17	$(104)
Commodity swaps	216	21	—
Total	$4,322	$38	$(104)

	December 31, 2013
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$2,494	$107	$(12)
Commodity swaps	212	9	(3)
Total	$2,706	$116	$(15)

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The following summarizes the pre-tax effect of gains (losses) recorded in other comprehensive income (loss) and reclassified from AOCI to income (in millions of dollars):

	Three Months Ended June 30, 2014
	AOCI as of April 1, 2014	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of June 30, 2014
Currency forwards and swaps	$95	$(144)	$29	$(78)
Commodity swaps	19	13	6	26
Total	$114	$(131)	$35	$(52)

	Three Months Ended June 30, 2013
	AOCI as of April 1, 2013	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of June 30, 2013
Currency forwards and swaps	$1	$186	$28	$159
Commodity swaps	29	(29)	5	(5)
Total	$30	$157	$33	$154

	Six Months Ended June 30, 2014
	AOCI as of January 1, 2014	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of June 30, 2014
Currency forwards and swaps	$106	$(95)	$89	$(78)
Commodity swaps	8	30	12	26
Total	$114	$(65)	$101	$(52)

	Six Months Ended June 30, 2013
	AOCI as of January 1, 2013	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of June 30, 2013
Currency forwards and swaps	$(40)	$224	$25	$159
Commodity swaps	4	(10)	(1)	(5)
Total	$(36)	$214	$24	$154
We expect to reclassify existing pre-tax net losses of $35 million from AOCI to income within the next 12 months.
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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The following summarizes the fair values of derivative instruments not designated as hedges (in millions of dollars):

	June 30, 2014
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$1,729	$18	$(23)
Commodity swaps and options	405	13	(3)
Total	$2,134	$31	$(26)

	December 31, 2013
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$427	$12	$(3)
Commodity swaps and options	396	5	(11)
Total	$823	$17	$(14)

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
The following summarizes the effect of derivative instruments not designated as hedges in the respective financial statement captions of the accompanying Condensed Consolidated Statements of Operations (in millions of dollars):

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial Statement Caption	2014 Gain (Loss)	2013 Gain (Loss)	2014 Gain (Loss)	2013 Gain (Loss)
Currency forwards and swaps	Revenues, net	$(8)	$28	$(16)	$29
Commodity swaps and options	Cost of sales	17	(34)	(1)	(63)
	Total	$9	$(6)	$(17)	$(34)
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
Defined Benefit Pension Plans —Obligation
During the second quarter of 2013, we amended our U.S. and Canadian salaried defined benefit pension plans. The U.S. plans were amended in order to comply with Internal Revenue Service regulations, cease the accrual of future benefits effective December 31, 2013, and enhance the retirement factors. The Canada amendment ceases the accrual of future benefits effective December 31, 2014, enhances the retirement factors and continues to consider future salary increases for the affected

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

employees. The changes to the plans resulted in an interim remeasurement of the plans, as well as a curtailment gain and plan amendments. As a result, we recognized a $780 million net reduction to our pension obligation, a $9 million reduction to prepaid pensions and a corresponding $771 million increase in accumulated other comprehensive income. For the six months ended June 30, 2014, there were no plan amendments that would have a remeasurement impact or curtailment gain/loss to our defined benefit pension plans. Refer to our 2013 Form 10-K for additional information regarding the amended U.S and Canadian salaried defined pension plans.
Benefits Expense
The components of pension and other postretirement benefits ("OPEB") expense (income) were as follows (in millions of dollars):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Pension Benefits	OPEB	Pension Benefits	OPEB	Pension Benefits	OPEB	Pension Benefits	OPEB
Service cost	$55	$9	$89	$7	$111	$15	$180	$15
Interest cost	365	36	334	30	715	68	670	60
Expected return on plan assets	(420)	—	(465)	—	(840)	—	(928)	—
Recognition of net actuarial losses	22	5	66	12	43	11	139	24
Amortization of prior service cost (credit)	5	—	1	(11)	8	—	1	(21)
Other	—	—	2	—	—	—	2	—
Net periodic benefit costs	$27	$50	$27	$38	37	94	64	78
Contributions and Payments
During the six months ended June 30, 2014, employer contributions to our U.S. and Canadian funded pension plans amounted to $16 million and $3 million, respectively. For the remainder of 2014, employer contributions to our U.S. funded pension plans are expected to be $236 million, of which $36 million will be made to satisfy minimum funding requirements and $200 million will be discretionary; employer contributions to our Canadian funded pension plans are expected to be $3 million to satisfy minimum funding requirements.
Employer contributions to our unfunded pension and OPEB plans amounted to $14 million and $89 million, respectively, for the six months ended June 30, 2014. Employer contributions to our unfunded pension and OPEB plans for the remainder of 2014 are expected to be $25 million and $89 million, respectively, which represent the expected benefit payments to participants.
Note 15. Other Transactions with Related Parties
We engage in arm's length transactions with unconsolidated subsidiaries, associated companies and other related parties on commercial terms that are normal in their respective markets, considering the characteristics of the goods or services involved.
Fiat Ownership Interest
On January 21, 2014, Fiat completed the Equity Purchase Agreement in which its 100 percent owned subsidiary, FNA, indirectly acquired from the VEBA Trust all of the membership interests in Chrysler Group not previously held by FNA. In consideration for the sale of its membership interests in Chrysler Group, the VEBA Trust received $3,650 million consisting of:

•
a special distribution paid by us from available cash on hand to FNA and the VEBA Trust, in an aggregate amount of $1,900 million (FNA directed its portion of the special distribution to the VEBA Trust as part of the purchase consideration), which served to fund a portion of the transaction; and

•	$1,750 million paid by FNA.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

As part of the Equity Purchase Agreement, FNA and the VEBA Trust dismissed with prejudice all proceedings before the Delaware Court of Chancery with respect to the interpretation of a call option agreement which granted FNA the right to acquire certain of the membership interests in Chrysler Group held by the VEBA Trust. Options for approximately 10 percent of our membership interests that had been previously exercised by FNA were fulfilled and the underlying equity was acquired by FNA in connection with the Equity Purchase Agreement.
Concurrent with the closing of the Equity Purchase Agreement, we entered into the contractually binding and legally enforceable MOU with the UAW to supplement our existing collective bargaining agreement. In exchange for the UAW's legally binding specific commitment to continue to support the implementation of WCM programs throughout our manufacturing facilities, to facilitate benchmarking across all of our manufacturing plants and to actively assist in the achievement of our long-term business plan, we agreed to make payments totaling $700 million to be paid in four equal annual installments. As of the transaction date, this payment obligation had a fair value of $672 million, which was determined by discounting the payments under the MOU to their present value considering our non-performance risk over the payment period associated with those payments and the unsecured nature of the obligation. At the direction of the UAW, the payments are to be made to the VEBA Trust. The first installment of $175 million was paid on January 21, 2014 and is reflected in the operating section of the accompanying Condensed Consolidated Statements of Cash Flows.
As the MOU was negotiated and executed concurrently with the Equity Purchase Agreement and as Fiat is a related party and the UAW and the VEBA Trust are related parties, the two agreements are accounted for by Fiat as a single commercial transaction with multiple elements. As a result, the fair value of the total consideration paid under the Equity Purchase Agreement and the MOU is allocated to the various elements acquired by Fiat. Due to the unique nature and inherent judgment involved in determining the fair value of the UAW’s commitments under the MOU, a residual value methodology was used to determine the portion of the consideration paid attributable to the UAW’s commitments as follows:

Consideration paid:
Special distribution from Chrysler	$1,900
Cash payment from FNA	1,750
Fair value of financial commitments under the MOU	672
Total consideration paid	$4,322
Less value attributed to the acquired elements:
Estimated price paid for the fulfillment of previously exercised options on approximately 10 percent of our membership interest	650
Fair value of approximately 31.5 percent of our membership interest	3,002
Residual value allocated to the UAW's commitments under the MOU	670
Total value attributed to the acquired elements	$4,322
The following paragraphs describe the application of the residual value methodology that would be applied by Fiat if it were to account for these transactions under U.S. GAAP. We have included these disclosures to describe how this methodology was applied under U.S. GAAP for the purposes of our reporting. We have reflected in the accompanying condensed consolidated financial statements only the impacts of these transactions that are related to us.
While FNA’s previously exercised options for approximately 10 percent of our membership interests were fulfilled as part of the Equity Purchase Agreement and while these options were determined to have a fair value of $302 million at the transaction date, the fair value of the previously exercised options is not included as a component of the consideration paid by FNA under the Equity Purchase Agreement as these options would have been classified in equity as a component of Fiat’s non-controlling ownership interest in us under U.S. GAAP and would not have been remeasured at fair value by Fiat. As a result, the estimated amount of the consideration paid in the Equity Purchase Agreement to acquire the shares underlying these previously exercised options only includes the estimated exercise price for the disputed options encompassed within the Equity Purchase Agreement.
The exercise price for the disputed options was originally calculated by FNA pursuant to the formula set out in the option agreement between FNA and the VEBA Trust. The VEBA Trust disputed the calculation of the exercise price, which ultimately led to the litigation between the two parties regarding the interpretation of the call option agreement. The dispute primarily related to four elements of the calculation of the exercise price. During the ensuing litigation, the court ruled in FNA’s favor on

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

two of the four disputed elements of the calculation. The court requested an additional factual record be developed on the other two elements, a process that was ongoing at the time the Equity Purchase Agreement was executed and consummated.
As noted above, the dispute between FNA and the VEBA Trust over the previously exercised options was settled pursuant to the Equity Purchase Agreement, effectively resulting in the fulfillment of the previously exercised options. Given that there was no amount explicitly agreed to by FNA and the VEBA Trust in the Equity Purchase Agreement for the settlement of the previously exercised options, Fiat estimated the exercise price encompassed in the Equity Purchase Agreement taking into account the judgments rendered by the court to date on the litigation and a settlement of the two unresolved elements. Based on the nature of the two unresolved elements, Fiat estimated the exercise price to be between $600 million and $700 million. Given the uncertainty inherent in court decisions, it was not possible to pick a point within that range that represented the most likely outcome. As such, Fiat believed the mid-point of this range, $650 million, represented the appropriate point estimate of the exercise price encompassed in the Equity Purchase Agreement.
Since there was no publicly observable market price for our membership interests, the fair value as of the transaction date of the approximately 31.5 percent of our membership interests acquired by Fiat from the VEBA Trust was determined by Fiat based on the range of potential values determined in connection with the initial public offering (“IPO”) that we were pursuing at the direction of our members at the time the Equity Purchase Agreement was negotiated and executed, which was corroborated by a discounted cash flow valuation that estimated a value near the mid-point of the range of potential IPO values. Fiat concluded that the IPO value provided the best evidence of the fair value of our membership interests at the transaction date as it represented the most advantageous market available for a non-controlling interest in our membership interests and as it reflects market input obtained during the IPO process, thus providing better evidence of the price at which a market participant would transact consistent with the objectives of the accounting guidance on fair value measurements.
The potential IPO values for 100 percent of our equity on a fully distributed basis ranged from $10.5 billion to $12.0 billion. Fiat concluded the mid-point of this range, $11.25 billion, was the best point estimate of fair value. The IPO value range was determined using earnings multiples observed in the market for publicly traded U.S.-based automotive companies using the key assumptions discussed below. This fully distributed value was then reduced by approximately 15 percent for the expected discount that would have been realized in order to complete a successful IPO for the minority interest being sold by the VEBA Trust. This discount was estimated based on the following factors that a market participant would have considered and, therefore, would have affected the price of our equity in an IPO transaction:

•
Fiat held a significant controlling interest and had expressed the intention to remain and act as our majority owner. The fully diluted equity value, which is the starting point for the valuation discussed above, does not contemplate the perpetual nature of the non-controlling interest that would have been offered in the IPO or the significant level of control that Fiat would exert over us. This level of control creates risk to a non-controlling shareholder that Fiat would make decisions to maximize its value in a manner that would not necessarily maximize value to non-controlling shareholders, which Fiat indicated was its intention.

•
The fully distributed equity value contemplates an active market for our equity, which did not exist for our membership interests. The IPO price represents the creation of the public market, which would have taken time to develop into an active market. The estimated price that would be received in an IPO transaction reflects the fact that our equity was not yet traded in an active market.

As the expected discount that would have been realized in order to complete a successful IPO represented a market-based discount that would have been reflected in an IPO price, Fiat concluded it should be included in the measurement at the transaction date between a willing buyer and willing seller under the principles in ASC 820.
The other significant assumptions Fiat used in connection with the development of the fair value of our membership interests discussed above as of the transaction date included the following:

•	Inputs derived from our long-term business plans in place at the time the Equity Purchase Agreement was negotiated and executed, including:

•	An estimated 2014 Earnings before interest, tax, depreciation, amortization, pension and OPEB payments ("EBITDAPO"); and

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

•	An estimate of net debt, which is composed of our debt, pension obligations, and OPEB obligations, offset by any expected tax benefit arising from payment of obligations and cash on hand; and

•	An EBITDAPO valuation multiple based on observed multiples for other US-based automotive manufacturers, adjusted for differences between those manufacturers and us.
Based on the values noted above, $670 million was allocated to the UAW’s contractually binding and legally enforceable commitments under the MOU.
We have recorded the expense for the UAW’s contractually binding and legally enforceable commitments under the MOU in Selling, Administrative and Other Expenses in the accompanying Condensed Consolidated Statement of Operations which represents the amount of consideration paid that was allocated to the UAW’s commitments under the MOU.
Concurrent with the closing of the transaction, we paid a distribution of $60 million to our members in connection with such members' tax obligations. As this payment was made pursuant to a specific requirement in our LLC Agreement, it was excluded from the residual value allocation of consideration paid under the Equity Purchase agreement and the MOU.
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
As part of the Fiat-Chrysler Alliance, we also manufacture certain Fiat-brand vehicles in Mexico, which are distributed by us throughout North America and select markets and sold to Fiat for distribution in other select markets. In addition, Fiat manufactures certain Fiat-brand vehicles for us, which we distribute in select markets. We are the exclusive distributor of Fiat -brand vehicles and service parts throughout North America. We have also taken on the distribution of Fiat vehicles outside North America in those regions where our dealer networks are better established. Fiat is the general distributor of our vehicles and service parts in Europe and certain other markets outside of North America, where their dealer networks are better established.
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
In May 2012, and pursuant to a 2011 definitive technology license agreement with Fiat, we recorded a $37 million license fee for Fiat’s use of intellectual property in the production of two vehicles. We began amortizing the applicable portion of the seven year license fee when production launched for each of the vehicles in 2013. As of June 30, 2014, $31 million remained in Deferred Revenue in the accompanying Condensed Consolidated Balance Sheets.
In May 2013, we entered into a $120 million six-year capital lease with Fiat related to equipment and tooling used in the production of a vehicle.
In December 2013, we entered into an agreement with Fiat related to the production of a vehicle for which Fiat will incur, on our behalf, costs and expenses for the development, manufacture and procurement of tooling, machinery and equipment. In June 2014, we recorded $61 million associated with Chrysler unique tooling, machinery and equipment and as of June 30, 2014, $206 million of such expenditures were recorded in Property, Plant and Equipment, net in the accompanying Condensed Consolidated Balance Sheets.
In March 2014, we entered into an additional agreement with Fiat which sets out the terms under which we will fund our share of certain common capital investments, determined proportionally based on our share of committed contract volumes of

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

supplied vehicles. In June 2014, in accordance with the agreement we recorded an additional $28 million related to common capital investments and as of June 30, 2014, $225 million of such expenditures were recorded in Prepaid Expenses and Other Assets in the accompanying Condensed Consolidated Balance Sheets. We will begin amortizing the prepaid asset after production of the vehicle begins and as each vehicle is sold.
On April 19, 2014, we executed an agreement to join in a joint venture partnership with Fiat and Guangzhou Automobile Group Co., Ltd. According to the revised agreement, the joint venture, GAC Fiat Automobiles Co., Ltd., will begin localized production of three new Jeep vehicles for the Chinese market, expanding the portfolio of Jeep sport utility vehicles currently available to Chinese consumers as imports. The amounts, structure, investments and funding is expected to be finalized in 2014. Production is expected to begin by late 2015.
The following summarizes our transactions with Fiat (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales of vehicles, parts and services provided to Fiat	$785	$637	$1,311	$998
Purchases of vehicles, parts, services, tooling, machinery and equipment from Fiat	691	536	1,259	1,019
Amounts capitalized in property, plant and equipment, net and other intangible assets, net	132	39	203	141
Reimbursements to Fiat recognized (1)	11	20	20	52
Reimbursements from Fiat recognized (1)	2	5	14	14
Royalty income from Fiat	3	2	6	4
Royalty fees incurred for intellectual property contributed by Fiat	1	—	1	1
Interest income on financial resources provided to Fiat	1	1	1	1
Interest expense on financial resources provided by Fiat	2	3	5	3

(1)
Includes reimbursements recognized for costs related to shared engineering and development activities performed under the product and platform sharing arrangements that are part of our industrial alliance.

VEBA Trust
Effective January 21, 2014, the VEBA Trust is no longer deemed to be a related party as a result of Fiat's acquisition of the VEBA Trust's 41.5 percent ownership interest in us. Interest expense on the VEBA Trust Note totaled $23 million for the period from January 1, 2014 to January 20, 2014, and for the three and six months ended June 30, 2013 totaled $110 million and $219 million, respectively. Refer to Note 9, Financial Liabilities, for additional information regarding our prepayment of the VEBA Trust Note in February 2014.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Related Party Summary
Amounts due from and to related parties, respectively, were as follows (in millions of dollars):

	June 30, 2014
	VEBA Trust		Fiat	Other	Total
Amounts due from related parties (included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets)	$—		$935	$25	$960
Amounts due to related parties (included in Accrued Expenses and Other Liabilities)	$—		$920	$15	$935
Financial liabilities to related parties (included in Financial Liabilities)	—		113	—	113
Total due to related parties	$—		$1,033	$15	$1,048
	December 31, 2013
	VEBA Trust		Fiat	Other	Total
Amounts due from related parties (included in Prepaid Expenses and Other Assets and Advances to Related Parties and Other Financial Assets)	$—		$725	$13	$738
Amounts due to related parties (included in Accrued Expenses and Other Liabilities)	$215		$714	$4	$933
Financial liabilities to related parties (included in Financial Liabilities)	4,192	(1)	127	—	4,319
Total due to related parties	$4,407		$841	$4	$5,252

(1)	Amount is net of $523 million discount. Refer to Note 9, Financial Liabilities, for additional information.
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
Key initiatives for Old Carco’s restructuring actions included workforce reductions, elimination of excess production capacity, refinements to its product portfolio and restructuring of international distribution operations. To eliminate excess production capacity, Old Carco eliminated manufacturing work shifts, reduced line speeds at certain manufacturing facilities, adjusted volumes at stamping and powertrain facilities and idled certain manufacturing plants. Old Carco’s restructuring actions also included the cancellation of five existing products from its portfolio, discontinued development on certain previously planned product offerings and the closure of certain parts distribution centers in the U.S. and Canada. We will continue to execute the remaining actions under Old Carco’s restructuring initiatives. The remaining actions principally include the completion of the activities associated with the idling of two manufacturing facilities and the restructuring of our international distribution operations, the plans for which have been refined, including the integration of the operations of our European distribution and dealer network into Fiat’s distribution organization. Costs associated with these remaining actions include, but are not limited to, employee severance, legal claims and other international dealer network related costs. The remaining workforce reductions will affect represented and non-represented hourly and salaried employees and will be achieved through a combination of retirements, special programs, attrition and involuntary separations.
For the three and six months ended June 30, 2014, we recorded charges of $1 million and $10 million primarily related to employee severance costs. There were no restructuring charges recorded during the three and six months ended June 30, 2013.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

We made refinements to existing reserve estimates resulting in net reductions of $5 million and $7 million for the three months ended June 30, 2014 and 2013, respectively, and $6 million and $11 million for the six months ended June 30, 2014 and 2013. During the three and six months ended June 30, 2014, the adjustments related to decreases in the expected workforce reduction costs. During the three and six months ended June 30, 2013, the adjustments related to decreases in the expected workforce reduction costs and legal claim reserves. In both periods, the adjustments were made as a result of management’s adequacy reviews, which took into consideration the status of the restructuring actions and the estimated costs to complete the actions.
The restructuring charges and reserve adjustments are included in Restructuring Expense (Income), Net in the accompanying Condensed Consolidated Statements of Operations and would have otherwise been reflected in Cost of Sales.
We anticipate that the total costs we will incur related to these restructuring activities, including the initial assumption of the $554 million obligation from Old Carco, as well as additional charges and refinements made to the estimates, will be $527 million, including $359 million related to employee workforce reduction costs and $168 million of other costs. We expect to make payments of approximately $48 million.
Restructuring reserves are included in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets. The following summarizes the restructuring reserves activity (in millions of dollars):

	Six Months Ended June 30,
	2014			2013
	Workforce Reductions	Other	Total	Workforce Reductions	Other	Total
Balance at beginning of period	$11	$45	$56	$20	$49	$69
Charges	9	1	10	—	—	—
Adjustments to reserve estimates	(1)	(5)	(6)	(7)	(4)	(11)
Payments	(9)	(2)	(11)	—	(1)	(1)
Other, including currency translation	—	(1)	(1)	—	—	—
Balance at end of period	$10	$38	$48	$13	$44	$57
Note 17. Venezuelan Currency Regulations and Devaluation
As of June 30, 2014 and December 31, 2013, the net monetary assets of Chrysler de Venezuela ("CdV") denominated in Venezuelan Bolivar ("VEF") were 984 million ($92 million at 10.6 VEF per U.S. dollar ("USD")) and 2,221 million ($352 million at 6.3 VEF per USD), respectively, which included cash and cash equivalents denominated in VEF of 1,632 million ($153 million at 10.6 VEF per USD) and 2,347 million ($373 million at 6.3 VEF per USD), respectively.
Based on first quarter 2014 developments related to the foreign exchange process in Venezuela, we changed the exchange rate used to remeasure our Venezuelan subsidiary’s net monetary assets in USD as of March 31, 2014. As the official exchange rate is increasingly reserved only for purchases of those goods and services deemed "essential" by the Venezuelan government, we began to use the exchange rate determined by an auction process conducted by Venezuela's Supplementary Foreign Currency Administration System ("SICAD"), referred to as the "SICAD I rate", as of March 31, 2014. At March 31, 2014, the SICAD I rate was 10.7 VEF to USD. At June 30, 2014, the SICAD I rate was 10.6 VEF to USD.
In late March 2014, the Venezuelan government introduced an additional auction-based foreign exchange system, referred to as the SICAD II rate. The SICAD II rate has ranged from 49 and 51.9 VEF to USD in the period since its introduction through August 5, 2014. The SICAD II rate is expected to be used primarily for imports and has been limited to amounts of VEF that can be exchanged into other currencies, such as the USD. As a result of the recent exchange agreement between the Central Bank of Venezuela and the Venezuelan government and the limitations of the SICAD II rate, we believe any future remittances of dividends would be transacted at the SICAD I rate. As a result, we determined that the SICAD I rate is the most appropriate rate to use.
In accordance with our use of the SICAD I rate, we recorded a first quarter 2014 remeasurement charge of $129 million as a reduction to Revenues, net. In June 2014, we received $35 million in USD through the SICAD I auction process at a more favorable rate of 10.0 VEF per USD versus the 10.6 VEF per USD rate used to remeasure the net monetary assets of CdV

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

during the second quarter of 2014. As a result, we recognized a $3 million foreign currency transaction gain as an increase to Revenues, net in the second quarter 2014. As the SICAD I rate is based on periodic auctions, there may be significant changes to the exchange rate in future quarters, as well as other related developments in Venezuela, which may materially impact our consolidated financial statements.
On February 8, 2013, the Venezuelan government announced a devaluation of the official exchange rate of the VEF relative to the USD from 4.3 VEF per USD to 6.3 VEF per USD, effective February 13, 2013. As a result of this devaluation, we recognized a $78 million foreign currency translation loss as a reduction to Revenues, net in the accompanying Condensed Consolidated Statements of Operations during the three months ended March 31, 2013. During the three months ended June 30, 2013, certain monetary liabilities, which had been submitted for payment approval through the ordinary course of business prior to the devaluation date, were approved to be paid at an exchange rate of 4.3 VEF per USD. As a result, we recognized a $16 million foreign currency transaction gain in Revenues, net, due to these monetary liabilities being previously remeasured at the 6.3 VEF per USD at the devaluation date. No other events occurred during the six months ended June 30, 2013 that would further impact the VEF to USD official exchange rate.
Note 18. Share-Based Compensation
We have awards outstanding under four share-based compensation plans: the Chrysler Group LLC Restricted Stock Unit Plan (“RSU Plan”), the Amended and Restated Chrysler Group LLC Directors’ Restricted Stock Unit Plan, (“Directors’ RSU Plan”), the Chrysler Group LLC Deferred Phantom Share Plan (“DPS Plan”) and the Chrysler Group LLC 2012 Long Term Incentive Plan (“2012 LTIP Plan”).
The fair value of each unit issued under the plans is based on the fair value of our membership interests. Each unit represents a “Chrysler Group Unit,” which is equal to 1/600th of the value of a Membership Interest. Since there is no publicly observable trading price for our membership interests, fair value was determined using our discounted cash flow methodology. This approach, which is based on projected cash flows, is used to estimate our enterprise value. The fair value of our outstanding interest bearing debt as of the measurement date is deducted from our enterprise value to arrive at the fair value of equity. This amount is then divided by the total number of Chrysler Group Units, as determined above, to estimate the fair value of a single Chrysler Group Unit.
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

•	An estimated after-tax weighted average cost of capital ranging from 16.0 percent in 2014 and 16.0 percent to 16.5 percent in 2013; and

•	Projected worldwide factory shipments ranging from approximately 2.8 million vehicles in 2014 to approximately 3.4 million vehicles in 2018.
On January 21, 2014, Fiat completed the Equity Purchase Agreement in which its 100 percent owned subsidiary, FNA, indirectly acquired from the VEBA Trust all of the membership interests in Chrysler Group not previously held by FNA. The implied fair value of the Company in that transaction was determined by Fiat based upon the range of potential values determined in connection with the IPO that we were pursuing at the direction of our members at that time, reduced by approximately 15 percent for the expected discount that would have been realized in order to complete a successful IPO for the minority interest being sold. This value was used to corroborate the fair value, including the discount for lack of marketability, determined at December 31, 2013. Refer to Note 15, Other Transactions with Related Parties, for additional information. There were no such transactions during 2013.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Based on our discounted cash flow methodology, the per unit fair value of a Chrysler Group Unit, calculated based on the fully-diluted Chrysler Group Units of 980 million, was $8.36 and $8.07 at June 30, 2014 and December 31, 2013, respectively, after the anti-dilution adjustment. Refer to Anti-Dilution Adjustment below. All per unit fair values include a discount for lack of marketability of 10 percent.
As of June 30, 2014, 29,400,000 units are authorized to be granted for the RSU Plan, Director RSU Plan and 2012 LTIP Plan. There is no limit on the number of phantom shares of the Company (“Phantom Shares”) authorized under the DPS Plan. Upon adoption of the 2012 LTIP Plan, we agreed to cease making further grants under the RSU Plan and DPS Plan. The plans are described in more detail below.
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
During 2014, two transactions occurred that diluted the fair value of equity and the per unit fair value of a Chrysler Group Unit based on our discounted cash flow methodology. These transactions were:

•
A special distribution paid from available cash on hand by Chrysler Group to its members, in an aggregate amount of $1,900 million on January 21, 2014, which served to fund a portion of the transaction whereby Fiat acquired the VEBA Trust's remaining membership interest in Chrysler Group (FNA directed its portion of the special distribution to the VEBA Trust as part of the purchase consideration); and

•
The prepayment of the Company’s VEBA Trust Note on February 7, 2014 that accelerated tax deductions that were being passed through to the Company's members. Had the payments been made according to the original terms of the VEBA Trust Note, an expected future tax benefit, net of discounting, of approximately $720 million would have been realized.

These two dilutive transactions reduced the fair value of equity by $2,620 million. The per unit fair value of a Chrysler Group Unit decreased by $2.40, which is the result of dividing the decrease in the fair value of equity less the discount for lack of marketability by the total number of Chrysler Group Units. As a result of these dilutive events and pursuant to the anti-dilution provisions in our share-based compensation plans, the Compensation and Leadership Development Committee ("Compensation Committee") approved an anti-dilution adjustment factor to increase the number of outstanding Chrysler Group Units (excluding performance share units granted under the 2012 LTIP Plan ("LTIP PSUs")) in order to preserve the economic benefit intended to be provided to each participant. The value of the outstanding awards immediately prior to the dilutive events is equal to the value of the adjusted awards subsequent to the dilutive events. No additional expense was recognized as a result of this modification during 2014. For comparative purposes, the number of Chrysler Group Units and all December 31, 2013 fair value references have been adjusted to reflect the impact of the dilutive transactions and the anti-dilution adjustment. As such, we have adjusted our previously reported December 31, 2013 per unit fair value of a Chrysler Group Unit to $8.07. There were no capital structure changes or dilutive transactions in 2013 that required an anti-dilution adjustment. Refer to our 2013 Form 10-K for additional information regarding dilutive transactions and anti-dilution adjustments.
2012 Long Term Incentive Plan
In February 2012, the Compensation Committee approved the 2012 LTIP Plan that covers our senior executives, other than our Chief Executive Officer. The 2012 LTIP Plan is designed to retain talented professionals and reward their performance through annual grants of phantom equity in the form of restricted share units (“LTIP RSUs”), and LTIP PSUs. LTIP RSUs may be granted annually, while LTIP PSUs are generally granted at the beginning of a three-year performance period. In addition, under the terms of the plan, the Compensation Committee has authority to grant additional LTIP PSU awards during the three-year performance period. The LTIP RSUs will vest over three years in one-third increments on the anniversary of their grant date. Prior to the modification to the LTIP PSUs, discussed below, these awards vest at the end of the three-year performance period only if we meet or exceed certain three-year cumulative financial performance targets, which are consistent with those used in our incentive compensation calculations for our non-represented employees. Concurrent with the adoption of the 2012 LTIP Plan, the Compensation Committee established financial performance targets for the three-year performance period, ending December 31, 2014. Prior to the modification discussed below, if we do not fully achieve these targets, the LTIP PSUs will be

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

deemed forfeited. LTIP RSUs and LTIP PSUs represent a contractual right to receive a payment in an amount equal to the fair value of one Chrysler Group Unit, as defined above.
Once vested, LTIP RSUs and LTIP PSUs will be settled in cash or, in the event we complete an IPO of equity securities, the Compensation Committee has the discretion to settle the awards in cash or shares of Chrysler Group’s publicly traded stock. Settlement will be made as soon as practicable after vesting, but in any case no later than March 15th of the year following vesting. Vesting of the LTIP RSUs and LTIP PSUs may be accelerated in certain circumstances, including upon the participant’s death, disability or in the event of a change of control.
In light of the May 6, 2014 publication of the 2014-2018 Business Plan and in recognition of the Company's performance for the 2012 and 2013 performance years, the Compensation Committee, on May 12, 2014, approved an amendment to outstanding LTIP PSU award agreements, subject to participant consent, to modify outstanding LTIP PSUs by closing the performance period for such awards as of December 31, 2013. Participants were notified of this modification on or about May 30, 2014. The modification provides for a payment of the LTIP PSUs granted under the 2012 LTIP Plan representing two-thirds of the original LTIP PSU award based on the unadjusted December 31, 2013 per unit fair value of $10.47. To receive the LTIP PSU payment, a participant must remain an employee up to the date the LTIP PSUs are paid, which is expected to occur between January 1, 2015 and March 15, 2015. As a result, compensation expense was reduced by approximately $21 million during the three and six months ended June 30, 2014.
We recognized expense related to the 2012 LTIP Plan of $(13) million and $10 million during the three months ended June 30, 2014 and 2013, respectively, and $(5) million and $18 million during the six months ended June 30, 2014 and 2013, respectively. Compensation expense for the three and six months ended June 30, 2014 includes the reduction of expense recognized in connection with the modification that occurred in May 2014. The corresponding tax benefit in all periods was insignificant. Total unrecognized compensation expense at June 30, 2014 was approximately $17 million. Expense will be recognized over the remaining service periods. There were no payments under this plan during the three months ended June 30, 2014. Payments under this plan were approximately $6 million during the three months ended June 30, 2013, and $11 million and $6 million during the six months ended June 30, 2014 and 2013, respectively.These liability-classified awards are included in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets.
The following summarizes the activity related to the 2012 LTIP Plan awards issued to our employees:

	As Previously Reported
	Year Ended December 31, 2013
	LTIP RSU	Weighted Average Grant Date Fair Value	LTIP PSU	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	1,805,123	$7.63	8,419,684	$7.63
Granted	1,628,822	9.00	587,091	9.33
Vested	(615,315)	7.65	—	—
Forfeited	(120,423)	8.22	(589,264)	7.64
Non-vested at end of period	2,698,207	$8.43	8,417,511	$7.75

	Adjusted for Anti-Dilution
	Six Months Ended June 30, 2014
	LTIP RSU	Weighted Average Grant Date Fair Value	LTIP PSU	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	3,500,654	$6.50	8,417,511	$7.75
Granted	—	—	5,556,503	10.47
Vested	(1,407,574)	6.39	—	—
Forfeited	(78,481)	6.53	(8,532,569)	7.79
Non-vested at end of period	2,014,599	$6.57	5,441,445	$10.47

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Adjusted for Anti-Dilution
	Year Ended December 31, 2013
	LTIP RSU	Weighted Average Grant Date Fair Value	LTIP PSU	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	2,341,967	$5.88	8,419,684	$7.63
Granted	2,113,234	6.94	587,091	9.33
Vested	(798,310)	5.89	—	—
Forfeited	(156,237)	6.33	(589,264)	7.64
Non-vested at end of period	3,500,654	$6.50	8,417,511	$7.75
Restricted Stock Unit Plans
RSU Plan
There were no awards issued under our RSU Plan during the three and six months ended June 30, 2014 and 2013. RSUs represent a contractual right to receive a payment in an amount equal to the fair value of one Chrysler Group Unit, as defined above.
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
As of June 30, 2014, all RSUs are included in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets. The settlement of these awards will be in cash. However, if the Company were to complete an IPO, the awards may be settled in company stock and would then be accounted for as a modification from a liability-classified award to an equity-classified award.
Directors’ RSU Plan
In April 2012, the Compensation Committee amended and restated the Chrysler Group LLC 2009 Directors’ Restricted Stock Unit Plan to allow grants having a one year vesting term to be granted on an annual basis. Director RSUs are granted to non-employee members of our Board of Directors. Prior to the change, Director RSUs were granted at the beginning of a three year performance period and vested in three equal tranches on the first, second, and third anniversary of the date of grant, subject to the participant remaining a member of our Board of Directors on each vesting date.
There were no awards issued under our Directors' RSU Plan during the three and six months ended June 30, 2014 and 2013. These liability-classified awards are included in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets. Settlement of the awards will be made within 60 days of the director’s cessation of service on our

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Board and will be paid in cash. However, if we were to complete an IPO, the awards may be settled in stock and would then be accounted for as a modification from a liability-classified award to an equity-classified award.
We recognized expense related to both of the RSU plans of $1 million and $2 million during the three months ended June 30, 2014 and 2013, respectively, and $3 million and $6 million during the six months ended June 30, 2014 and 2013, respectively. The corresponding tax benefit in all periods was insignificant. Total unrecognized compensation expense at June 30, 2014 for both of the RSU plans was $1 million and will be recognized over the remaining service period. Payments under these plans were $10 million and $7 million during the three months ended June 30, 2014 and 2013, respectively, and $25 million and $22 million during the six months ended June 30, 2014 and 2013, respectively.
The following summarizes the activity related to RSUs issued to our employees and non-employee directors:

	As Previously Reported
	Year Ended December 31, 2013
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	4,735,442	$5.73
Granted	161,290	9.92
Vested	(977,573)	3.46
Forfeited	(225,403)	6.96
Non-vested at end of period	3,693,756	$6.49

	Adjusted for Anti-Dilution
	Six Months Ended June 30, 2014		Year Ended December 31, 2013
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	4,792,279	$5.00	6,143,762	$4.42
Granted	—	—	209,258	7.65
Vested	(3,361,366)	4.63	(1,268,303)	2.66
Forfeited	(43,052)	5.99	(292,438)	5.36
Non-vested at end of period	1,387,861	$5.88	4,792,279	$5.00
Deferred Phantom Shares Plan
Under the DPS Plan, Phantom Shares were granted to certain key employees and to our Chief Executive Officer for his service as a member of our Board of Directors and vested immediately on the grant date and will be settled in cash. The Phantom Shares are redeemable in three equal annual installments. Phantom Shares represent a contractual right to receive a payment in an amount equal to the fair value of one Chrysler Group Unit, as defined above. Compensation expense recognized for the DPS Plan for the three and six months ended June 30, 2014 was not material. During the three and six months ended June 30, 2013, compensation expense of less than $1 million was recognized for the DPS Plan. The corresponding tax benefit was insignificant. During the three and six months ended June 30 2014 and 2013, payments of $1 million were made under this plan.
These liability-classified awards are included in Accrued Expenses and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The following summarizes the activity related to the Phantom Shares issued:

	As Previously Reported
	Year Ended December 31, 2013
	Deferred Phantom Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	1,508,785	$3.54
Granted and vested	—	—
Settled	(1,190,054)	2.82
Outstanding at end of period	318,731	$6.22

	Adjusted for Anti-Dilution
	Six Months Ended June 30, 2014		Year Ended December 31, 2013
	Deferred Phantom Shares	Weighted Average Grant Date Fair Value	Deferred Phantom Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	413,521	$4.80	1,957,494	$2.73
Granted and vested	—	—	—	—
Settled	(73,240)	4.43	(1,543,973)	2.17
Outstanding at end of period	340,281	$4.88	413,521	$4.80
Note 19. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements
Chrysler Group LLC ("Parent"), CG Co-Issuer Inc. ("CG Co-Issuer"), our 100 percent owned special purpose finance subsidiary, and certain of our 100 percent owned U.S. subsidiaries (the "Guarantors") fully and unconditionally guarantee the Notes on a joint and several basis. CG Co-Issuer does not have any operations, assets, liabilities (other than the Notes) or revenues. CG Co-Issuer and each of the Guarantors also guarantee the Senior Credit Facilities and Term Loan Credit Facility. Refer to Note 9, Financial Liabilities, and our 2013 Form 10-K for additional information related to the Notes, Senior Credit Facilities and Term Loan Credit Facility.
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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statements of Comprehensive Income (Loss) (in millions of dollars):

	Three Months Ended June 30, 2014
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$21,225	$2,981	$11,633	$(15,385)	$20,454
Cost of sales	18,932	2,928	11,025	(15,327)	17,558
GROSS MARGIN	2,293	53	608	(58)	2,896
Selling, administrative and other expenses	1,018	27	266	10	1,321
Research and development expenses, net	584	—	18	—	602
Restructuring (income) expenses, net	—	(5)	1	—	(4)
Interest expense	189	3	33	(16)	209
Interest income	(13)	—	(11)	7	(17)
INCOME (LOSS) BEFORE INCOME TAXES	515	28	301	(59)	785
Income tax expense (benefit)	22	6	141	(3)	166
Equity in net (income) loss of subsidiaries	(126)	(8)	—	134	—
NET INCOME (LOSS)	619	30	160	(190)	619
Other comprehensive (loss) income	(181)	—	(15)	15	(181)
TOTAL COMPREHENSIVE INCOME (LOSS)	$438	$30	$145	$(175)	$438

	Three Months Ended June 30, 2013
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$18,955	$2,551	$10,811	$(14,323)	$17,994
Cost of sales	16,831	2,532	10,249	(14,284)	15,328
GROSS MARGIN	2,124	19	562	(39)	2,666
Selling, administrative and other expenses	941	38	163	138	1,280
Research and development expenses, net	554	—	15	—	569
Restructuring (income) expenses, net	—	(7)	—	—	(7)
Interest expense	244	3	34	(16)	265
Interest income	(10)	(1)	(3)	6	(8)
Loss on extinguishment of debt	23	—	—	—	23
INCOME (LOSS) BEFORE INCOME TAXES	372	(14)	353	(167)	544
Income tax expense (benefit)	1	—	42	(6)	37
Equity in net (income) loss of subsidiaries	(136)	(8)	—	144	—
NET INCOME (LOSS)	507	(6)	311	(305)	507
Other comprehensive income (loss)	991	—	30	(30)	991
TOTAL COMPREHENSIVE INCOME (LOSS)	$1,498	$(6)	$341	$(335)	$1,498

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2014
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$40,780	$5,242	$22,165	$(28,743)	$39,444
Cost of sales	36,446	5,142	21,167	(28,675)	34,080
GROSS MARGIN	4,334	100	998	(68)	5,364
Selling, administrative and other expenses	2,754	25	511	20	3,310
Research and development expenses, net	1,128	—	33	—	1,161
Restructuring expenses (income), net	—	(5)	9	—	4
Interest expense	393	7	64	(30)	434
Interest income	(20)	(1)	(20)	12	(29)
Loss on extinguishment of debt	504	—	—	—	504
(LOSS) INCOME BEFORE INCOME TAXES	(425)	74	401	(70)	(20)
Income tax expense (benefit)	(20)	27	47	(3)	51
Equity in net (income) loss of subsidiaries	(334)	(10)	—	344	—
NET (LOSS) INCOME	(71)	57	354	(411)	(71)
Other comprehensive (loss) income	(159)	—	(56)	56	(159)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(230)	$57	$298	$(355)	$(230)

	Six Months Ended June 30, 2013
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$34,882	$4,220	$19,714	$(25,437)	$33,379
Cost of sales	30,948	4,183	18,763	(25,430)	28,464
GROSS MARGIN	3,934	37	951	(7)	4,915
Selling, administrative and other expenses	1,941	68	352	146	2,507
Research and development expenses, net	1,110	—	36	—	1,146
Restructuring (income) expenses, net	—	(10)	(1)	—	(11)
Interest expense	481	6	67	(26)	528
Interest income	(13)	(1)	(12)	6	(20)
Loss on extinguishment of debt	23	—	—	—	23
INCOME (LOSS) BEFORE INCOME TAXES	392	(26)	509	(133)	742
Income tax expense (benefit)	2	—	73	(6)	69
Equity in net (income) loss of subsidiaries	(283)	(6)	—	289	—
NET INCOME (LOSS)	673	(20)	436	(416)	673
Other comprehensive income (loss)	1,156	—	39	(39)	1,156
TOTAL COMPREHENSIVE INCOME (LOSS)	1,829	(20)	475	(455)	1,829

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheets (in millions of dollars):

	June 30, 2014
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$8,972	$261	$4,077	$—	$13,310
Restricted cash	62	—	8	—	70
Trade receivables, net	702	361	493	—	1,556
Inventories	3,672	169	2,547	(240)	6,148
Prepaid expenses and other assets
Due from subsidiaries	—	—	—	—	—
Other	309	848	800	(29)	1,928
Deferred taxes	27	2	457	—	486
TOTAL CURRENT ASSETS	13,744	1,641	8,382	(269)	23,498
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	11,131	547	4,250	(123)	15,805
Equipment and other assets on operating leases, net	1,576	280	531	(71)	2,316
TOTAL PROPERTY AND EQUIPMENT	12,707	827	4,781	(194)	18,121
OTHER ASSETS:
Advances to related parties and other financial assets
Due from subsidiaries	2,024	420	108	(2,552)	—
Other	27	—	8	(2)	33
Investment in subsidiaries	5,090	172	—	(5,262)	—
Restricted cash	290	—	13	—	303
Goodwill	1,361	—	—	—	1,361
Other intangible assets, net	3,368	23	984	(915)	3,460
Prepaid expenses and other assets	294	15	358	—	667
Deferred taxes	33	—	299	—	332
TOTAL OTHER ASSETS	12,487	630	1,770	(8,731)	6,156
TOTAL ASSETS	$38,938	$3,098	$14,933	$(9,194)	$47,775
CURRENT LIABILITIES:
Trade liabilities	$9,079	$162	$2,798	$—	$12,039
Accrued expenses and other liabilities
Due to subsidiaries	897	1,280	345	(2,522)	—
Other	7,170	46	3,139	—	10,355
Current maturities of financial liabilities
Due to subsidiaries	2	—	307	(309)	—
Other	136	—	191	—	327
Deferred revenue	1,971	95	157	(53)	2,170
Deferred taxes	—	—	41	—	41
TOTAL CURRENT LIABILITIES	19,255	1,583	6,978	(2,884)	24,932
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	10,863	158	1,286	—	12,307
Financial liabilities
Due to subsidiaries	—	—	—	—	—
Other	11,391	—	1,261	—	12,652
Deferred revenue	801	159	221	—	1,181
Deferred taxes	70	27	48	—	145
TOTAL LONG-TERM LIABILITIES	23,125	344	2,816	—	26,285
MEMBERS’ INTEREST (DEFICIT):
Membership interests	—	—	340	(340)	—
Contributed capital	663	1,661	2,097	(3,758)	663
Accumulated (losses) retained earnings	100	(490)	3,298	(2,808)	100
Accumulated other comprehensive loss	(4,205)	—	(596)	596	(4,205)
TOTAL MEMBERS’ INTEREST (DEFICIT)	(3,442)	1,171	5,139	(6,310)	(3,442)
TOTAL LIABILITIES AND MEMBERS’ INTEREST (DEFICIT)	$38,938	$3,098	$14,933	$(9,194)	$47,775

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	December 31, 2013
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$10,256	$171	$2,917	$—	13,344
Restricted cash	1	—	7	—	8
Trade receivables, net	423	310	428	—	1,161
Inventories	3,168	121	2,809	(209)	5,889
Prepaid expenses and other assets
Due from subsidiaries	—	—	170	(170)	—
Other	446	567	634	—	1,647
Deferred taxes	19	1	464	—	484
TOTAL CURRENT ASSETS	14,313	1,170	7,429	(379)	22,533
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	11,328	576	4,300	(133)	16,071
Equipment and other assets on operating leases, net	841	283	305	(38)	1,391
TOTAL PROPERTY AND EQUIPMENT	12,169	859	4,605	(171)	17,462
OTHER ASSETS:
Advances to related parties and other financial assets
Due from subsidiaries	1,782	168	111	(2,061)	—
Other	32	—	3	—	35
Investment in subsidiaries	4,684	161	—	(4,845)	—
Restricted cash	311	—	14	—	325
Goodwill	1,361	—	—	—	1,361
Other intangible assets, net	3,279	24	991	(919)	3,375
Prepaid expenses and other assets	267	13	157	—	437
Deferred taxes	27	—	315	—	342
TOTAL OTHER ASSETS	11,743	366	1,591	(7,825)	5,875
TOTAL ASSETS	$38,225	$2,395	$13,625	$(8,375)	$45,870
CURRENT LIABILITIES:
Trade liabilities	$7,956	$164	$2,523	$—	10,643
Accrued expenses and other liabilities
Due to subsidiaries	1,646	696	—	(2,342)	—
Other	6,715	65	3,050	—	9,830
Current maturities of financial liabilities
Due to subsidiaries	2	—	170	(172)	—
Other	332	—	159	—	491
Deferred revenue	1,142	59	125	(28)	1,298
Deferred taxes	—	—	43	—	43
TOTAL CURRENT LIABILITIES	17,793	984	6,070	(2,542)	22,305
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	10,413	160	1,187	—	11,760
Financial liabilities
Due to subsidiaries	—	—	—	—	—
Other	10,433	—	1,377	—	11,810
Deferred revenue	750	138	212	—	1,100
Deferred taxes	78	—	59	—	137
TOTAL LONG-TERM LIABILITIES	21,674	298	2,835	—	24,807
MEMBERS’ INTEREST (DEFICIT):
Membership interests	—	—	409	(409)	—
Contributed capital	2,633	1,660	1,915	(3,575)	2,633
Accumulated (losses) retained earnings	171	(547)	2,936	(2,389)	171
Accumulated other comprehensive loss	(4,046)	—	(540)	540	(4,046)
TOTAL MEMBERS’ INTEREST (DEFICIT)	(1,242)	1,113	4,720	(5,833)	(1,242)
TOTAL LIABILITIES AND MEMBERS’ INTEREST (DEFICIT)	$38,225	$2,395	$13,625	$(8,375)	$45,870

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statements of Cash Flows (in millions of dollars):

	Six Months Ended June 30, 2014
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,979	$363	$1,564	$(356)	$3,550
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(1,183)	(22)	(435)	—	(1,640)
Proceeds from disposals of property, plant and equipment	15	—	—	—	15
Purchases of equipment and other assets on operating leases	—	(3)	—	—	(3)
Proceeds from disposals of equipment and other assets on operating leases	—	4	—	—	4
Change in restricted cash	(40)	—	—	—	(40)
Other	(2)	—	4	—	2
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,210)	(21)	(431)	—	(1,662)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured senior notes	2,985	—	—	—	2,985
Proceeds from Tranche B Term Loan due 2018	1,723	—	—	—	1,723
Proceeds from Tranche B Term Loan due 2017	247	—	—	—	247
Prepayment of VEBA Trust Note	(4,587)	—	—	—	(4,587)
Payments of Canadian Health Care Trust Notes	—	—	(77)	—	(77)
Repayments of Tranche B Term Loan due 2017	(16)	—	—	—	(16)
Repayment of Tranche B Term Loan due 2018	(4)	—	—	—	(4)
Repayments of Mexican development banks credit facility	—	—	(15)	—	(15)
Debt issuance costs	(7)	—	—	—	(7)
Repayment of debt issuance premium on secured senior notes	(12)	—	—	—	(12)
Net (repayments of) proceeds from financial obligations - related party	(12)	—	(2)	—	(14)
Net repayments of other financial obligations- third party	(38)	—	20	—	(18)
Special distribution paid to our members	(1,900)	—	—	—	(1,900)
Distribution for state tax withholding obliga-tions and other taxes on behalf of members	(70)	—	—	—	(70)
Dividends issued to subsidiaries	—	—	(2)	2	—
Net increase (decrease) in loans to subsidiaries	(362)	(252)	260	354	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,053)	(252)	184	356	(1,765)
Effect of exchange rate changes on cash and cash equivalents	—	—	(157)	—	(157)
Net change in cash and cash equivalents	(1,284)	90	1,160	—	(34)
Cash and cash equivalents at beginning of period	10,256	171	2,917	—	13,344
Cash and cash equivalents at end of period	$8,972	$261	$4,077	$—	$13,310

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2013
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,450	$91	$633	$13	$2,187
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(1,407)	(36)	(217)	—	(1,660)
Proceeds from disposals of property, plant and equipment	3	—	—	—	3
Purchases of equipment and other assets on operating leases	—	(12)	—	—	(12)
Proceeds from disposals of equipment and other assets on operating leases	—	2	1	—	3
Change in restricted cash	30	—	(8)	—	22
Other	(3)	—	(3)	3	(3)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,377)	(46)	(227)	3	(1,647)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of Canadian Health Care Trust Note	—	—	(45)	—	(45)
Repayments of Auburn Hills Headquarters loan	—	—	(25)	—	(25)
Repayments of Tranche B Term Loan due 2017	(15)	—	—	—	(15)
Repayments of Mexican development banks credit facility	—	—	(16)	—	(16)
Debt issuance costs	(27)	—	—	—	(27)
Repayment of Tranche B Term Loan due 2017 in connection with amendment	(760)	—	—	—	(760)
Proceeds from Tranche B Term Loan due 2017 in connection with amendment	760	—	—	—	760
Net (repayments of) proceeds from financial obligations - related party	(3)	—	12	—	9
Net repayments of other financial obligations - third party	(42)	—	16	—	(26)
Distribution for state tax withholding obligations and other taxes on behalf of members	(9)	—	—	—	(9)
Dividends issued to subsidiaries	—	(6)	(123)	129	—
Net increase (decrease) in loans to subsidiaries	162	(18)	(2)	(142)	—
Other	—	—	3	(3)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	66	(24)	(180)	(16)	(154)
Effect of exchange rate changes on cash and cash equivalents	—	—	(119)	—	(119)
Net change in cash and cash equivalents	139	21	107	—	267
Cash and cash equivalents at beginning of period	9,110	127	2,377	—	11,614
Cash and cash equivalents at end of period	$9,249	$148	$2,484	$—	$11,881

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
Selected Financial and Other Data
The following sets forth selected financial and other data for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	Percentage of Revenues	2013	Percentage of Revenues	2014	Percentage of Revenues	2013	Percentage of Revenues
	(in millions of dollars)
Condensed Consolidated Statements of Operations Data:
Revenues, net	$20,454	100.0%	$17,994	100.0%	$39,444	100.0%	$33,379	100.0%
Gross margin	2,896	14.2%	2,666	14.8%	5,364	13.6%	4,915	14.7%
Selling, administrative and other expenses	1,321	6.5%	1,280	7.1%	3,310	8.4%	2,507	7.5%
Research and development expenses, net	602	2.9%	569	3.2%	1,161	2.9%	1,146	3.4%
Interest expense	209	1.0%	265	1.5%	434	1.1%	528	1.6%
Loss on extinguishment of debt	—	—%	23	0.1%	504	1.3%	23	0.1%
Net income (loss)	619	3.0%	507	2.8%	(71)	(0.2)%	673	2.0%

	June 30, 2014	December 31, 2013
	(in millions of dollars)
Condensed Consolidated Balance Sheets Data:
Cash and cash equivalents	$13,310	$13,344
Restricted cash	373	333
Total assets	47,775	45,870
Current maturities of financial liabilities	327	491
Long-term financial liabilities	12,652	11,810
Members’ deficit	(3,442)	(1,242)

	Six Months Ended June 30,
	2014	2013
	(in millions of dollars)
Condensed Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in):
Operating activities	$3,550	$2,187
Investing activities	(1,662)	(1,647)
Financing activities	(1,765)	(154)
Other Financial Information:
Depreciation and amortization expense	$1,528	$1,362
Capital expenditures (1)	1,640	1,660

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Other Statistical Information:
Worldwide factory shipments (in thousands) (2) (5)	727	660	1,395	1,234
Net worldwide factory shipments (in thousands) (3) (5)	696	636	1,355	1,208
Worldwide vehicle sales (in thousands) (4) (5)	723	643	1,344	1,206
U.S. dealer inventory at period end (in thousands)			510	408
Number of employees at period end			77,383	70,386

(1)	Capital expenditures represent the purchase of property, plant and equipment and intangible assets.

(2)	Represents our vehicle sales to dealers, distributors and contract manufacturing customers. For additional information refer to —Results of Operations —Worldwide Factory Shipments.

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

Overview of our Operations
Chrysler Group was formed on April 28, 2009 as a Delaware limited liability company. Our sole beneficial owner is Fiat, which holds a 100 percent ownership interest in us effective as of its January 21, 2014 acquisition of the 41.5 percent of our membership interests held by the UAW Retiree Medical Benefits Trust, or the VEBA Trust.
We design, engineer, manufacture, distribute and sell vehicles under the brand names Chrysler, Jeep, Dodge, Ram and the SRT performance vehicle designation, as well as Mopar service parts and accessories to dealers and distributors for sale to retail customers and fleet customers. Our product lineup includes passenger cars, utility vehicles (including sport utility vehicles, or SUVs, and crossover vehicles), minivans, trucks and commercial vans. As part of our industrial alliance with Fiat, or the Fiat-Chrysler Alliance, we also manufacture certain Fiat-brand vehicles in Mexico, which are distributed by us throughout North America and select markets and sold to Fiat for distribution in other select markets. The majority of our operations, employees, independent dealers and vehicle sales are in North America, principally in the U.S. Approximately 10 percent of our vehicle sales during both 2013 and the six months ended June 30, 2014 were outside North America, mostly in Asia Pacific, South America and Europe. Vehicle, service parts and accessories sales outside North America are primarily through our 100 percent owned, affiliated or independent distributors and dealers. Fiat is the general distributor of our vehicles and service parts in Europe. Fiat is also distributing certain of our vehicles through its networks in other select markets. We are the general distributor for Fiat vehicles in select markets outside of Europe. In addition, as part of the Fiat-Chrysler Alliance, Fiat manufactures certain Fiat-brand vehicles for us, which we sell in select markets. Refer to Note 15, Other Transactions with Related Parties, for additional information regarding the Fiat-Chrysler Alliance and other transactions with Fiat.
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
On April 19, 2014, we executed an agreement to join in a joint venture partnership with Fiat and Guangzhou Automobile Group Co., Ltd. According to the revised agreement, the joint venture, GAC Fiat Automobiles Co., Ltd., will begin localized production of three new Jeep vehicles for the Chinese market, expanding the portfolio of Jeep SUVs currently available to Chinese consumers as imports. The amounts, structure, investments and funding is expected to be finalized in 2014. Production is expected to begin by late 2015.

Fiat Ownership Interest
On January 21, 2014, Fiat completed a transaction, or the Equity Purchase Agreement, in which its 100 percent owned subsidiary, Fiat North America LLC, or FNA, indirectly acquired from the VEBA Trust all of the membership interests in Chrysler Group not previously held by FNA. In consideration for the sale of its membership interests in Chrysler Group, the VEBA Trust received $3,650 million consisting of:

•
a special distribution paid from available cash on hand by Chrysler Group to its members, in an aggregate amount of $1,900 million (FNA directed its portion of the special distribution to the VEBA Trust as part of the purchase consideration), which served to fund a portion of the transaction; and

•	$1,750 million paid by FNA.
As part of the Equity Purchase Agreement, FNA and the VEBA Trust dismissed with prejudice all proceedings before the Delaware Court of Chancery with respect to the interpretation of a call option agreement which granted FNA the right to acquire certain of the membership interests in Chrysler Group held by the VEBA Trust. Options for approximately 10 percent of our membership interests that had been previously exercised by FNA were fulfilled and the underlying equity was acquired by FNA in connection with the Equity Purchase Agreement.
Concurrent with the closing of the Equity Purchase Agreement, we paid a distribution of $60 million to our members in connection with such members' tax obligations. This payment was made pursuant to a specific requirement in our Limited Liability Company Agreement (as amended from time to time, the "LLC Agreement").
Also concurrent with the closing of the Equity Purchase Agreement, we entered into a contractually binding and legally enforceable memorandum of understanding, or MOU, with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, or UAW, to supplement our existing collective bargaining agreement. In exchange for the UAW's legally enforceable specific commitment to continue to support the implementation of World Class Manufacturing, or WCM, programs throughout our manufacturing facilities, to facilitate benchmarking across all of our manufacturing plants and to actively assist in the achievement of our long-term business plan, we agreed to make payments totaling $700 million to be paid in four equal annual installments. At the direction of the UAW, the payments are to be made to the VEBA Trust. The first installment of $175 million was paid on January 21, 2014 and is reflected in the operating section of the accompanying Condensed Consolidated Statements of Cash Flows.
As the MOU was negotiated and executed concurrently with the Equity Purchase Agreement and as Fiat is a related party and the UAW and the VEBA Trust are related parties, the two agreements are accounted for by Fiat as a single commercial transaction with multiple elements. As a result, the fair value of the total consideration paid under the Equity Purchase Agreement and the MOU is allocated to the various elements acquired by Fiat. Due to the unique nature and inherent judgment involved in determining the fair value of the UAW’s commitments under the MOU, a residual value methodology was used to determine the portion of the consideration paid attributable to the UAW’s commitments. We have reflected in the accompanying condensed consolidated financial statements only the impacts of these transactions that are related to us. Refer to Note 15, Other Transactions with Related Parties, for a discussion of the accounting for these transactions.
Fiat's sole ownership of Chrysler Group provides the opportunity to combine various global businesses and legal entities for business efficiencies, cost synergies and brand expansion.  Fiat and Chrysler Group are currently evaluating alternative plans to transfer certain subsidiary entities and business units and also determining whether each of their subsidiaries' tax status should be flow-through or taxable, which may result in changes to existing tax status. Such transfers and changes may impact our current cash taxes or deferred taxes. Evaluating and implementing any such combinations may take several years and involves a detailed analysis within each of the various tax jurisdictions. Such combinations may consist of a change in an entity’s taxable status or of transfers of shares or business units among these various tax jurisdictions.  Any impact to cash taxes and deferred taxes will be reflected in the financial period in which the transfer or change occurs or is disclosed. If material, these impacts could be reflected in an earlier period when it becomes apparent that such transfer or change will occur in the foreseeable future.
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

	Three Months Ended June 30,						Six Months Ended June 30,
	2014 (1)(2)			2013 (1)(2)			2014 (1)(2)			2013 (1)(2)
	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)
	(vehicles in thousands)
U. S.	544	4,498	12.1%	479	4,205	11.4%	1,020	8,305	12.3%	908	7,956	11.4%
Canada	86	560	15.3%	81	538	15.1%	147	925	15.8%	139	901	15.5%
Mexico	17	257	6.8%	22	264	8.1%	36	515	7.0%	43	519	8.2%
Total North America	647	5,315	12.2%	582	5,007	11.6%	1,203	9,745	12.3%	1,090	9,376	11.6%
Rest of World	76			61			141			116
Total Worldwide	723			643			1,344			1,206

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.

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

	Three Months Ended June 30,						Six Months Ended June 30,
	2014 (1)(2)			2013 (1)(2)			2014 (1)(2)			2013 (1)(2)
	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group (4)	Industry (4)	Percentage of Industry (3)
	(vehicles in thousands)
Cars
Small	31	853	3.7%	31	788	4.0%	56	1,556	3.6%	63	1,498	4.2%
Mid-size	32	780	4.2%	65	762	8.6%	83	1,458	5.7%	133	1,472	9.0%
Full-size	38	232	16.3%	39	229	17.2%	76	439	17.3%	81	455	17.9%
Sport	17	178	9.2%	19	191	10.1%	29	317	9.1%	36	348	10.4%
Total Cars	118	2,043	5.8%	154	1,970	7.9%	244	3,770	6.5%	313	3,773	8.3%
Minivans	81	158	51.2%	66	157	41.6%	142	279	51.0%	119	286	41.6%
Utility Vehicles	231	1,525	15.2%	163	1,344	12.1%	419	2,838	14.8%	301	2,535	11.9%
Pick-up Trucks	102	560	18.2%	89	549	16.1%	196	1,053	18.6%	164	1,034	15.8%
Van & Medium Duty Trucks	12	212	5.5%	7	185	3.9%	19	365	5.1%	11	328	3.5%
Total Vehicles	544	4,498	12.1%	479	4,205	11.4%	1,020	8,305	12.3%	908	7,956	11.4%

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.

(2)
The Company’s estimated industry and market share data presented are based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight and Ward’s Automotive.

(3)	Percentages are calculated based on the unrounded vehicle sales volumes for Chrysler Group and the industry.
Cyclical Nature of Business
As is typical in the automotive industry, our vehicle sales are highly sensitive to general economic conditions, availability of low interest rate new vehicle financing for dealers and retail customers and other external factors, including fuel prices, and as a result, may vary substantially from quarter to quarter and year to year. Retail consumers tend to delay the purchase of a new vehicle when disposable income and consumer confidence are low. In addition, our vehicle production volumes and related revenues may vary from month to month, sometimes due to plant shutdowns, which may occur for several reasons, including production changes from one model year to the next. Model year changeovers can occur throughout the year. Plant shutdowns, whether associated with model year changeovers or other factors, such as temporary supplier interruptions, can have a negative impact on our revenues and a negative impact on our working capital as we continue to pay suppliers under standard contract terms while we do not receive proceeds from vehicle sales. Refer to —Liquidity and Capital Resources —Working Capital Cycle, for additional information.

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

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2014	2013		2014	2013
	(vehicles in thousands)
Retail	569	508	61	1,085	927	158
Fleet	142	134	8	283	277	6
Contract manufacturing	16	18	(2)	27	30	(3)
Worldwide Factory Shipments	727	660	67	1,395	1,234	161
Adjust for GDP activity during the period:
Less: Vehicles shipped	(43)	(32)	(11)	(74)	(53)	(21)
Plus: Vehicles auctioned	12	8	4	34	27	7
Net Worldwide Factory Shipments	696	636	60	1,355	1,208	147
Consolidated Results
The following is a discussion of the results of operations for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The discussion of certain line items (cost of sales, gross margin, selling, administrative and other expenses, and research and development expenses) includes a presentation of such line items as a percentage of revenues, for the respective periods presented, to facilitate the discussion of the three months ended June 30, 2014 compared to the same period in 2013, and the six months ended June 30, 2014 compared to the same period in 2013.
Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
Revenues, Net

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013
	(in millions of dollars)
Revenues, net	$20,454	$17,994	$2,460	13.7%

Revenues for the three months ended June 30, 2014 increased $2,460 million as compared to the three months ended June 30, 2013. Approximately $1,600 million of the increase was attributable to an increase in volume, which was due to an increase in our net worldwide factory shipments from 636 thousand vehicles for the three months ended June 30, 2013 to 696 thousand vehicles for the three months ended June 30, 2014. The 9 percent period over period increase in our net worldwide factory shipments was driven primarily by increased demand for our vehicles, including the all-new 2014 Jeep Cherokee and Ram pickups. These increases were partially offset by a reduction in the prior model year Chrysler 200 and Dodge Avenger shipments due to their discontinued production in the first quarter of 2014 in preparation for the launch and changeover of the all-new 2015 Chrysler 200, which began arriving in dealerships in May 2014.
Overall, demand for our vehicles has increased, as evidenced by a 13 percent period over period increase in our U.S. vehicle sales, which was primarily driven by a 16 percent increase in our U.S. retail sales for the three months ended June 30, 2014 as compared to the same period in 2013. Our U.S. market share increased 70 basis points to 12.1 percent for the three months ended June 30, 2014.
Approximately $600 million of the increase in revenues was attributable to a favorable shift in vehicle mix as there was a higher percentage of growth in certain SUV shipments as compared to passenger car shipments. In addition, approximately $100 million of the increase in revenues was due to a favorable shift in market mix due to greater retail shipments as a percentage of total shipments, which is consistent with our continuing strategy to grow our U.S. retail market share while maintaining stable fleet shipments. Typically, the average revenue per vehicle for retail shipments is higher than the average revenue per vehicle for fleet shipments, as our retail customers tend to purchase vehicles with more optional features. For additional information regarding retail and fleet shipments, refer to —Worldwide Factory Shipments, above. In addition, increased revenues from pricing actions to cover vehicle content enhancements were substantially offset by increased incentive spending on certain vehicles in our portfolio and the weakening of the Canadian dollar.
During the three months ended June 30, 2014, we recognized a $3 million foreign currency transaction gain as we received $35 million in U.S. dollars, or USD, through Venezuela's Supplementary Foreign Currency Administration System, or SICAD, auction process at a more favorable rate of 10.0 Venezuelan Bolivar, or VEF, per USD versus the 10.6 VEF per USD rate used to remeasure the net monetary assets of our Venezuelan subsidiary at June 30, 2014. Refer to Note 17, Venezuelan Currency Regulations and Devaluation, for further detail.
During the three months ended June 30, 2013, we recognized a $16 million foreign currency transaction gain in revenues due to certain monetary liabilities, which had been submitted to the Commission for the Administration of Foreign Exchange, or CADIVI, for payment approval through the ordinary course of business prior to the February 2013 devaluation of the VEF, being approved to be paid at an exchange rate of 4.30 VEF per USD. These monetary liabilities were previously remeasured at 6.30 VEF per USD on the devaluation date.
Cost of Sales

	Three Months Ended June 30,				Increase (Decrease)
	2014	Percentage of Revenues	2013	Percentage of Revenues
		(in millions of dollars)
Cost of sales	$17,558	85.8%	$15,328	85.2%	$2,230	14.5%
Gross margin	2,896	14.2%	2,666	14.8%	230	8.6%
We procure a variety of raw materials, parts, supplies, utilities, transportation and other services from numerous suppliers to manufacture our vehicles, parts and accessories, primarily on a purchase order basis. The raw materials we use typically consist of steel, aluminum, resin, copper, lead and precious metals including platinum, palladium and rhodium. The cost of materials and components makes up the majority of our cost of sales, which was approximately 76 percent for the three months ended June 30, 2014 and 74 percent for the three months ended June 30, 2013. The remaining costs primarily include labor costs, consisting of direct and indirect wages and fringe benefits, as well as depreciation and amortization costs. Cost of sales also includes warranty and product-related costs, as well as depreciation expense related to our GDP vehicles. Fluctuations in costs of sales are primarily driven by the number of vehicles that we produce and sell.
Cost of sales for the three months ended June 30, 2014 increased $2,230 million compared to the same period in 2013, approximately $1,300 million of which was attributable to an increase in our net worldwide factory shipments. In addition, approximately $500 million of the increase was due to changes in our vehicle and market mix which included a higher percentage growth in certain SUV shipments as compared to passenger car shipments, along with more retail shipments relative to fleet shipments. See —Revenues, Net, above for additional discussion. During the period ending June 30, 2014, higher base material costs associated with vehicle components and content enhancements also contributed to an approximately $400 million increase in our cost of sales over the same period last year. Additionally, cost of sales for the three months ended June 30, 2013 included a $151 million charge related to our voluntary safety recall for the 1993-1998 Jeep Grand Cherokee and 2002-2007 Jeep Liberty, as well as our customer satisfaction action for the 1999-2004 Jeep Grand Cherokee. A similar type charge did not occur in the three months ended June 2014.
Gross margin for the three months ended June 30, 2014 increased $230 million, or 8.6 percent, as compared to the same period in 2013. Gross margin increased by approximately $300 million related to increases in our net worldwide factory shipments and by approximately $200 million related to a shift in mix which included vehicle and market mix. In addition, cost of sales for the three months ended June 2013 included a $151 million charge related to our voluntary safety recall for the 1993-1998 Jeep Grand Cherokee and 2002-2007 Jeep Liberty, as well as our customer satisfaction action for the 1999-2004 Jeep Grand Cherokee. A similar type charge did not occur in the three months ended June 2014. Gross margin was reduced by approximately $400 million due to higher base material costs associated with vehicle components and content enhancements.
Selling, Administrative and Other Expenses

	Three Months Ended June 30,				Increase (Decrease)
	2014	Percentage of Revenues	2013	Percentage of Revenues
		(in millions of dollars)
Selling, administrative and other expenses	$1,321	6.5%	$1,280	7.1%	$41	3.2%
Selling, administrative and other expenses include advertising, personnel, warehousing and other costs. Advertising expenses accounted for approximately 59 percent of these costs during the three months ended June 30, 2014 and 53 percent of the costs during the three months ended June 30, 2013. Advertising expenses consist primarily of national and regional media campaigns, as well as marketing support in the form of trade and auto shows, events, and sponsorships. Typically, we incur greater advertising costs in the initial months that new or refreshed vehicles are available to customers in the dealerships. During the three months ended June 30, 2014, advertising expenses increased to support vehicle launches including the all-new 2014 Jeep Cherokee and the all-new 2015 Chrysler 200.
During the three months ended June 30, 2014, the increases in advertising expense were partially offset by a $21 million favorable adjustment related to share-based compensation. Refer to Note 18, Share-Based Compensation, for additional information in the accompanying condensed consolidated financial statements.
Research and Development Expenses, Net

	Three Months Ended June 30,				Increase (Decrease)
	2014	Percentage of Revenues	2013	Percentage of Revenues
		(in millions of dollars)
Research and development expenses, net	$602	2.9%	$569	3.2%	$33	5.8%
We conduct research and development for new and existing vehicles and technologies to improve performance, safety, fuel efficiency, reliability and consumer perception of our vehicles. Research and development expenses consist primarily of material costs and personnel related expenses that support development of new and existing vehicles and powertrain technologies, including the building of three-dimensional models, virtual simulations, prototype building and testing (including with respect to the integration of safety and powertrain technologies) and assembly of pre-production pilot models. Additionally, research and development activities focus on improved fuel efficiency and reduced emissions. Under the Fiat-Chrysler Alliance, we share access to certain platforms, vehicles, products and technologies with Fiat. Likewise, costs are shared with Fiat related to joint engineering and development activities and we reimburse each other based upon costs agreed to under the respective cost sharing arrangements. Our research and development expenses for the three months ended June 30, 2014 and 2013 are net of reimbursements of $2 million and $5 million, respectively.
Research and development expenses remained relatively consistent period over period, and are in line with our continued investments in mid-cycle and new program actions along with continued spending for our joint development programs with Fiat, primarily related to future B-segment vehicles.

Restructuring (Income) Expense, Net

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013
	(in millions of dollars)
Restructuring income, net	$(4)	$(7)	$3	NM
In February 2014, we undertook a voluntary severance program in Venezuela to facilitate workforce reductions. During the three months ended June 30, 2014, we incurred approximately $1 million of restructuring expense associated with this program.
In connection with our transaction with Old Carco LLC, or Old Carco, in June 2009, we assumed certain liabilities related to specific restructuring actions commenced by Old Carco. We continue to monitor these previously established reserves for adequacy, taking into consideration the status of the restructuring actions and the estimated costs to complete the actions, and any necessary adjustments are recorded in the period the adjustment is determinable. During the three months ended June 30, 2014 and 2013, we made favorable refinements to restructuring reserve estimates resulting in restructuring income of approximately $5 million and $7 million, respectively. Refer to Note 16, Restructuring Actions, for additional information.
Interest Expense

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013
	(in millions of dollars)
Interest expense	$209	$265	$(56)	(21.1)%
Interest expense included the following:

	Three Months Ended June 30,
	2014	2013
	(in millions of dollars)
Financial interest expense:
VEBA Trust Note	$—	$110
2019 and 2021 Notes	122	65
Tranche B Term Loan due 2017	29	44
Tranche B Term Loan due 2018	15	—
Canadian Health Care Trust Notes	18	22
Mexican development banks credit facilities	11	14
Other	16	15
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	10	30
Capitalized interest related to capital expenditures	(12)	(35)
Total	$209	$265
The decrease in interest expense resulted primarily from the prepayment of the senior unsecured note issued June 10, 2009 to the VEBA Trust, or VEBA Trust Note, that was funded with new debt issuances which have lower effective interest rates than the VEBA Trust Note, and the June 2013 amendment and restatement and the December 2013 re-pricing which lowered the effective interest rate of the tranche B term loan maturing May 24, 2017. Refer to —New Debt Issuances and Prepayment of the VEBA Trust Note, for additional information regarding the VEBA Trust Note prepayment and new debt issuances, and to Item 7 Management Discussion and Analysis —Liquidity and Capital Resources in our 2013 Form 10-K for further information regarding the June 2013 amendment and restatement and the December 2013 re-pricing of the tranche B term loan maturing May 24, 2017.

Loss on Extinguishment of Debt

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013
	(in millions of dollars)
Loss on extinguishment of debt	$—	$23	$(23)	NM
No charges were recorded for the extinguishment of debt in the three months ended June 30, 2014. During the three months ended June 30, 2013, in connection with the June 2013 amendment and re-pricing of our tranche B term loan maturing May 24, 2017 and $1.3 billion revolving credit facility, we recognized a $23 million loss on extinguishment of debt. The loss included the write off of $12 million of unamortized debt discounts and $3 million of unamortized debt issuance costs associated with the original facilities, as well as $8 million of call premium and other fees associated with the amendment and re-pricing.
Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
Revenues, Net

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013
	(in millions of dollars)
Revenues, net	$39,444	$33,379	$6,065	18.2%
Revenues for the six months ended June 30, 2014 increased $6,065 million as compared to the six months ended June 30, 2013. Approximately $3,800 million of the increase was attributable to an increase in volume, which was due to an increase in our net worldwide factory shipments from 1,208 thousand vehicles for the six months ended June 30, 2013 to 1,355 thousand vehicles for the six months ended June 30, 2014. The 12 percent period over period increase in our net worldwide factory shipments was driven primarily by increased demand for our vehicles, including the all-new 2014 Jeep Cherokee, Ram pickups and the Jeep Grand Cherokee. These increases were partially offset by a reduction in the prior model year Chrysler 200 and Dodge Avenger shipments due to their discontinued production in the first quarter of 2014 in preparation for the launch and changeover of the all-new 2015 Chrysler 200, which began arriving to dealers in May 2014.
Overall, demand for our vehicles has increased, as evidenced by a 12 percent period over period increase in our U.S. vehicle sales, which was primarily driven by a 17 percent increase in our U.S. retail sales for the six months ended June 30, 2014 as compared to the same period in 2013. Our U.S. market share increased 90 basis points to 12.3 percent the six months ended June 30, 2014.
Approximately $1,600 million of the increase in revenues was attributable to a favorable shift in vehicle mix as there was a higher percentage growth in certain SUV and truck shipments as compared to passenger car shipments. Further, approximately $400 million of the increase in revenues was due to a favorable shift in market mix to greater retail shipments as a percentage of total shipments, which is consistent with our continuing strategy to grow our U.S. retail market share while maintaining stable fleet shipments. Typically, the average revenue per vehicle for retail shipments is higher than the average revenue per vehicle for fleet shipments, as our retail customers tend to purchase vehicles with more optional features. For additional information regarding retail and fleet shipments, refer to —Worldwide Factory Shipments, above. In addition, increased revenues from pricing actions to cover vehicle content enhancements were substantially offset by increased incentive spending on certain vehicles in our portfolio and the weakening of the Canadian dollar.
During the six months ended June 30, 2014, we recorded a remeasurement charge of $129 million as a reduction to Revenues, Net as we changed the exchange rate used to remeasure our Venezuela's subsidiary's net monetary assets into USD based on first quarter 2014 developments related to the foreign exchange process in Venezuela. As the official exchange rate is increasingly reserved only for purchases of those goods and services deemed "essential" by the Venezuelan government, we began to use the exchange rate determined by an auction process conducted by Venezuela's SICAD, referred to as the "SICAD I rate", as of March 31, 2014. At March 31, 2014, the SICAD I rate was 10.7 VEF to USD. Previously, we utilized the official exchange rate of 6.3 VEF to USD. We identified the SICAD I as the applicable rate because we believe the SICAD I rate will be used for the settlement of future dividends. As the SICAD I rate is based on periodic auctions, there may be significant changes to the exchange rate in future quarters, as well as other related developments in Venezuela, which may materially impact our consolidated financial statements. This charge was partially offset by a $3 million foreign currency transaction gain as we received $35 million in USD through the SICAD I auction process at a more favorable rate of 10.0 VEF per USD versus the 10.6 VEF per USD rate used to remeasure the net monetary assets of our Venezuelan subsidiary at June 30, 2014. Refer to Note 17, Venezuelan Currency Regulations and Devaluation, for further detail. During the six months ended June 30, 2013, we recognized a $78 million foreign currency remeasurement loss as a reduction to revenues as a result of the February 2013 devaluation of the official exchange rate of the Venezuelan Bolivar, or VEF, relative to the USD from 4.30 VEF per USD to 6.30 VEF per USD. During the second quarter of 2013, certain monetary liabilities, which had been submitted to the CADIVI for payment approval through the ordinary course of business prior to the devaluation date, were approved to be paid at an exchange rate of 4.30 VEF per USD. As a result, we recognized a $16 million foreign currency transaction gain in revenues due to these monetary liabilities being previously remeasured at 6.30 VEF per USD.
Cost of Sales

	Six Months Ended June 30,				Increase (Decrease)
	2014	Percentage of Revenues	2013	Percentage of Revenues
		(in millions of dollars)
Cost of sales	$34,080	86.4%	$28,464	85.3%	$5,616	19.7%
Gross margin	5,364	13.6%	4,915	14.7%	449	9.1%
We procure a variety of raw materials, parts, supplies, utilities, transportation and other services from numerous suppliers to manufacture our vehicles, parts and accessories, primarily on a purchase order basis. The raw materials we use typically consist of steel, aluminum, resin, copper, lead and precious metals including platinum, palladium and rhodium. The cost of materials and components makes up the majority of our cost of sales, which was approximately 76 percent for the six months ended June 30, 2014 and 75 percent for the six months ended June 30, 2013. The remaining costs primarily include labor costs, consisting of direct and indirect wages and fringe benefits, as well as depreciation and amortization costs. Cost of sales also includes warranty and product-related costs, as well as depreciation expense related to our GDP vehicles. Fluctuations in costs of sales are primarily driven by the number of vehicles that we produce and sell.
Cost of sales for the six months ended June 30, 2014 increased $5,616 million compared to the same period in 2013, approximately $3,000 million of which was attributable to an increase in our net worldwide shipments. In addition, approximately $1,600 million of the increase was due to changes in our mix which included a higher percentage growth in certain SUV and truck shipments as compared to passenger car shipments, along with more retail shipments relative to fleet shipments. See —Revenues, Net, above for additional discussion. During the period ending June 30, 2014, higher base material costs associated with vehicle components and content enhancements also contributed to an increase in our cost of sales of approximately $600 million over the same period last year. In addition, we incurred approximately $100 million of higher depreciation and amortization expense primarily related to capital investments associated with our recent product launches. During the six months ended June 30, 2014, we recorded a charge of $122 million of net adjustments to pre-existing warranties, including charges related to recent recall campaigns compared to the six months ended June 30, 2013, which included a $151 million charge related to our voluntary safety recall for the 1993-1998 Jeep Grand Cherokee and 2002-2007 Jeep Liberty, as well as our customer satisfaction action for the 1999-2004 Jeep Grand Cherokee.
Gross margin for the six months ended June 30, 2014 increased $449 million, or 9.1 percent, as compared to the same period in 2013. Gross margin increased by approximately $800 million related to increases in our net worldwide factory shipments and by approximately $400 million related to a shift in mix which included vehicle and market mix. Partially offsetting these increases, gross margin was reduced by approximately $600 million due to higher base material costs associated with vehicle components and content enhancements, and approximately $100 million of higher depreciation and amortization.
Selling, Administrative and Other Expenses

	Six Months Ended June 30,				Increase (Decrease)
	2014	Percentage of Revenues	2013	Percentage of Revenues
		(in millions of dollars)
Selling, administrative and other expenses	$3,310	8.4%	$2,507	7.5%	$803	32.0%

Selling, administrative and other expenses include advertising, personnel, warehousing and other costs. Selling, administrative and other expenses for the six months ended June 30, 2014 included an infrequent charge of $672 million, which reflected the costs associated with the January 2014 MOU, to supplement the existing collective bargaining agreement with the UAW, in exchange for the UAW’s specific commitment to our continued roll-out of our WCM programs and long-term business plan.
Excluding the infrequent MOU charge, advertising expenses accounted for approximately 57 percent and 52 percent of selling, administrative and other expenses for the six months ended June 30, 2014 and 2013, respectively. Advertising expenses consist primarily of national and regional media campaigns, as well as marketing support in the form of trade and auto shows, events and sponsorships. During the six months ended June 30, 2014, advertising expenses increased to support vehicle launches including the all-new 2014 Jeep Cherokee and the all-new 2015 Chrysler 200.
During the six months ended June 30, 2014, the increases in advertising expense were partially offset by a $21 million favorable adjustment related to share-based compensation. Refer to Note 18, Share-Based Compensation, for additional information.
Research and Development Expenses, Net

	Six Months Ended June 30,				Increase (Decrease)
	2014	Percentage of Revenues	2013	Percentage of Revenues
		(in millions of dollars)
Research and development expenses, net	$1,161	2.9%	$1,146	3.4%	$15	1.3%
We conduct research and development for new and existing vehicles and technologies to improve performance, safety, fuel efficiency, reliability and consumer perception of our vehicles. Research and development expenses consist primarily of material costs and personnel related expenses that support development of new and existing vehicles and powertrain technologies, including the building of three-dimensional models, virtual simulations, prototype building and testing (including with respect to the integration of safety and powertrain technologies) and assembly of pre-production pilot models. Additionally, research and development activities focus on improved fuel efficiency and reduced emissions. Under the Fiat-Chrysler Alliance, we share access to certain platforms, vehicles, products and technologies with Fiat. Likewise, costs are shared with Fiat related to joint engineering and development activities and we reimburse each other based upon costs agreed to under the respective cost sharing arrangements. Our research and development expenses for the six months ended June 30, 2014 and 2013 are net of reimbursements of $14 million, in each period.
Research and development expenses remained relatively consistent period over period, and are in line with our continued investments in mid-cycle and new program actions along with continued spending for our joint development programs with Fiat, primarily related to future B-segment vehicles.
Restructuring Expense (Income), Net

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013
	(in millions of dollars)
Restructuring expense (income), net	$4	$(11)	$15	NM
In February 2014, we undertook a voluntary severance program in Venezuela to facilitate workforce reductions. During the six months ended June 30, 2014, we incurred approximately $9 million of restructuring expense associated with the program in Venezuela.
In connection with our transaction with Old Carco in June 2009, we assumed certain liabilities related to specific restructuring actions commenced by Old Carco. We continue to monitor these previously established reserves for adequacy, taking into consideration the status of the restructuring actions and the estimated costs to complete the actions, and any necessary adjustments are recorded in the period the adjustment is determinable. During the six months ended June 30, 2014 and 2013, we made favorable refinements to restructuring reserve estimates resulting in restructuring income of approximately $5 million and $11 million, respectively. Refer to Note 16, Restructuring Actions, for additional information.

Interest Expense

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013
	(in millions of dollars)
Interest expense	$434	$528	$(94)	(17.8)%
Interest expense included the following:

	Six Months Ended June 30,
	2014	2013
	(in millions of dollars)
Financial interest expense:
VEBA Trust Note	$44	$219
2019 and 2021 Notes	220	130
Tranche B Term Loan due 2017	55	88
Tranche B Term Loan due 2018	23	—
Canadian Health Care Trust Notes	36	44
Mexican development banks credit facilities	23	28
Other	29	28
Interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments	29	59
Capitalized interest related to capital expenditures	(25)	(68)
Total	$434	$528
The decrease in interest expense resulted primarily from the prepayment of the senior unsecured note issued June 10, 2009 to the VEBA Trust, that was funded with new debt issuances which have lower effective interest rates than the VEBA Trust Note, and the June 2013 amendment and restatement and the December 2013 re-pricing which lowered the effective interest rate of the tranche B term loan maturing May 24, 2017. Refer to —New Debt Issuances and Prepayment of the VEBA Trust Note for additional information regarding the VEBA Trust Note prepayment and new debt issuances, and to Item 7 Management Discussion and Analysis —Liquidity and Capital Resources in our 2013 Form 10-K for further information regarding the June 2013 amendment and restatement and the December 2013 re-pricing of the tranche B term loan maturing May 24, 2017.
Loss on Extinguishment of Debt

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013
	(in millions of dollars)
Loss on extinguishment of debt	$504	$23	$481	NM
During the six months ended June 30, 2014, in connection with the prepayment of the VEBA Trust Note in February 2014, we recorded a non-cash charge of $504 million, consisting primarily of the remaining unamortized debt discount. During the six months ended June 30, 2013, in connection with the June 2013 amendment and re-pricing of our tranche B term loan maturing May 24, 2017 and $1.3 billion revolving credit facility, we recognized a $23 million loss on extinguishment of debt. The loss included the write off of $12 million of unamortized debt discounts and $3 million of unamortized debt issuance costs associated with the original facilities, as well as $8 million of call premium and other fees associated with the amendment and re-pricing.

Liquidity and Capital Resources
Liquidity Overview
We require significant liquidity in order to meet our obligations and fund our business plan. Short-term liquidity is required to purchase raw materials, parts and components required for vehicle production, and to fund selling, administrative, research and development and other expenses. In addition to our general working capital needs, we expect to use significant amounts of cash for the following purposes: (i) capital expenditures to support our existing and future products; (ii) principal and interest payments under our financial obligations and (iii) pension and other postretirement benefits, or OPEB, payments. Our capital expenditures are estimated to be approximately $2 billion for the remainder of 2014, which we plan to fund with cash generated primarily from our operating activities.
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
Total Available Liquidity
At June 30, 2014, our total available liquidity was $14.6 billion, including $1.3 billion available under our revolving credit facility that matures in May 2016, or the Revolving Facility. We may access these funds subject to the conditions of our Senior Credit Facilities, which include the Tranche B Term Loan due 2017 and the Revolving Facility. The proceeds from the Revolving Facility may be used for general corporate and/or working capital purposes. The terms of our Senior Credit Facilities and term loan credit facility that matures on December 31, 2018, require us to maintain a minimum liquidity of $3.0 billion inclusive of any amounts undrawn on our Revolving Facility. Total available liquidity includes cash and cash equivalents, which are subject to intra-month, foreign currency exchange and seasonal fluctuations. Restricted cash is not included in our presentation of total available liquidity.
The following summarizes our total available liquidity (in millions of dollars):

	June 30, 2014	December 31, 2013
Cash and cash equivalents (1)	$13,310	$13,344
Revolving Facility availability (2)	1,300	1,300
Total Available Liquidity	$14,610	$14,644

(1)
The foreign subsidiaries for which we have elected to permanently reinvest earnings outside of the U.S. held $1.7 billion and $1.0 billion of cash and cash equivalents as of June 30, 2014 and December 31, 2013, respectively. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these subsidiaries, as the earnings are permanently reinvested. However, if we determine in the future that it is necessary to repatriate these funds or we sell or liquidate any of these subsidiaries, we may be required either to pay taxes or make distributions to our members to pay taxes associated with the repatriation or the sale or liquidation of these subsidiaries. We may also be required to accrue and pay withholding taxes, depending on the foreign jurisdiction from which the funds are repatriated.

(2)
Subsequent to the February 7, 2014 debt issuances and subject to the limitations in the amended and restated credit agreement governing the Senior Credit Facilities, the term loan credit agreement governing the $1,750 million tranche B term loan that matures on December 31, 2018, and the indenture governing our secured senior notes, we have the option to increase the amount of the Revolving Facility, in an aggregate principal amount not to exceed $700 million, subject to certain conditions. Refer to —New Debt Issuances and Prepayment of the VEBA Trust Note for additional information regarding the February 2014 debt issuances and our 2013 Form 10-K for additional information regarding the terms of those agreements.
Refer to —Cash Flows, Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013, for additional information regarding the decrease of $34 million in cash and cash equivalents from December 31, 2013 to June 30, 2014.
New Debt Issuances and Prepayment of the VEBA Trust Note
On February 7, 2014, we and certain of our U.S. subsidiaries as guarantors entered into the following transactions to facilitate the prepayment of the VEBA Trust Note with an original face amount of $4,587 million:

•
New Senior Credit Facilities – a $250 million additional term loan under the existing tranche B term loan facility, which matures on May 24, 2017 (we collectively refer to the $250 million additional tranche B term loan and the $3.0 billion tranche B term loan, which was fully drawn on May 24, 2011, as the Tranche B Term Loan due 2017, and along with the Revolving Facility, the Senior Credit Facilities), and a new $1,750 million tranche B term loan, or Tranche B Term Loan due 2018, issued under the term loan credit facility, or Term Loan Credit Facility, that matures on December 31, 2018;

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

The proceeds of these transactions were used to prepay all amounts outstanding of approximately $5.0 billion under the VEBA Trust Note, which included a principal payment of $4,715 million and interest accrued through February 7, 2014. The $4,715 million principal payment consisted of $128 million of interest that was previously capitalized as additional debt with the remaining $4,587 million representing the original face value of the note. The payment of capitalized interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014.
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
Subsequent to these new debt issuances, and subject to the limitations in, the amended and restated credit agreement governing the Senior Credit Facilities, the term loan credit agreement governing the Term Loan Credit Facility, and the indenture governing our secured senior notes, we have the option to increase the amount of the Revolving Facility, in an aggregate principal amount not to exceed $700 million, subject to certain conditions.

The remaining terms of the Term Loan Credit Facility and the Offered Notes are generally consistent with the terms of the Senior Credit Facilities and the previously issued secured senior notes, respectively. Refer to our 2013 Form 10-K for additional information regarding the terms of those agreements.
Secured Senior Notes Exchange Offer
In connection with our February 7, 2014 offering of the Offered Notes, we entered into a registration rights agreement with the initial purchasers of the Offered Notes. Under the terms of the registration rights agreement, we agreed to register notes having substantially identical terms as the respective Offered Notes with the SEC as part of an offer to exchange freely tradable notes for the Offered Notes. On April 7, 2014 and subject to the terms and conditions set forth in the Offered Notes prospectus, we commenced an offer to exchange the freely tradable 8 percent secured senior notes due 2019, or 2019 Notes, for the outstanding Offered 2019 Notes and the freely tradable 8 1/4 percent secured senior notes due 2021, or 2021 Notes, for the outstanding Offered 2021 Notes. Each of the 2019 Notes and 2021 Notes are identical in all material respects to our existing notes. The 2019 Notes and 2021 Notes are collectively referred to as the Notes.
On May 5, 2014, our offers to exchange the Offered 2019 Notes and Offered 2021 Notes expired. Substantially all of the Offered Notes were tendered for Notes. The holders of the Offered Notes who tendered their notes received an equal principal amount of 2019 Notes for the Offered 2019 Notes and an equal principal amount of 2021 Notes for the Offered 2021 Notes. The form and terms of the 2019 Notes and 2021 Notes are identical in all material respects to the Offered Notes, except that the 2019 Notes and 2021 Notes do not contain restrictions on transfer.
Secured Senior Notes
During the six months ended June 30, 2014, net interest payments of $210 million were made on the outstanding Notes. The $210 million of net interest payments were composed of $198 million that is included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014, and $12 million related to the repayment of the debt issuance premium on the Offered Notes, which is included in Net Cash Used in Financing Activities in the accompanying Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014.
Canadian Health Care Trust Notes
On June 30, 2014, we made a scheduled payment on the Canadian Health Care Trust Tranche B note, or the Canadian HCT Tranche B Note, of $64 million, which was composed of a $23 million principal payment and interest accrued through the payment date of $41 million. The $23 million Canadian HCT Tranche B Note principal payment consisted of $20 million of interest that was previously capitalized as additional debt with the remaining $3 million representing a repayment of the original principal balance.
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
The payments of capitalized interest are included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and 2013.
Refer to our 2013 Form 10-K for additional information regarding the Canadian Health Care Trust Notes.

Senior Credit Facilities Amendment
In June 2013, we amended and restated our credit agreement dated as of May 24, 2011 among us and the lenders party thereto. As a result, lenders party to the original $3.0 billion tranche B term loan maturing May 24, 2017 that held $760 million of the outstanding principal balance either partially or fully reduced their holdings. These reductions were accounted for as a debt extinguishment. The remaining holdings were analyzed on a lender-by-lender basis and accounted for as a debt modification. The $2.9 billion outstanding principal balance on the tranche B term loan maturing May 24, 2017 did not change, as new and continuing lenders acquired the $760 million.
We paid $35 million related to the call premium and other fees to re-price and amend the original credit agreement governing the Senior Credit Facilities, of which $27 million was deferred and will be amortized over the remaining terms of the Senior Credit Facilities. We recognized a $23 million loss on extinguishment of debt, which included the write off of $12 million of unamortized debt discounts and $3 million of unamortized debt issuance costs associated with the original senior credit facilities, as well as $8 million of the call premium and fees noted above.
Refer to our 2013 Form 10-K for additional information related to the amended and restated credit agreement.
Amounts Available for Borrowing under Credit Facilities
As of June 30, 2014, our $1.3 billion revolving credit facility remains undrawn and the Tranche B Term Loan due 2017, the Tranche B Term Loan due 2018 and the Mexican development banks credit facilities remain fully drawn. Our $4.7 billion ($5.0 billion Canadian dollar) Gold Key Lease secured revolving credit facility remains undrawn as of June 30, 2014, however, no additional funding will be provided due to the winding down of the Gold Key Lease program.
Refer to our 2013 Form 10-K for additional information regarding the terms of our financing arrangements.
Restricted Cash
Restricted cash, which includes cash equivalents, was $373 million as of June 30, 2014. Restricted cash included $231 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler AG and $142 million of collateral for other contractual agreements.
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
Cash Flows
Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013
Operating Activities —Six Months Ended June 30, 2014
For the six months ended June 30, 2014, our net cash provided by operating activities was $3,550 million and was primarily the result of:

(i)
net loss of $71 million, adjusted to add back $1,549 million of depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts) and the non-cash $504 million loss on extinguishment of debt associated with the prepayment of the VEBA Trust Note;

(ii)
a $1,865 million increase in trade liabilities, primarily due to increased production in response to increased consumer demand for our vehicles, which was consistent with the increase in our worldwide factory shipments during the second quarter of 2014 versus the end of 2013;

(iii)	a $502 million obligation (including $5 million of interest accretion) associated with the MOU which we entered into with the UAW for its continued support of our WCM programs;

(iv)	a $483 million increase in accrued sales incentives, primarily due to an increase in retail incentives owed to our U.S. dealers;

(v)	a $279 million increase in accrued vehicle residual value guarantees, primarily due to an increase in the number of GDP in-service vehicles;

(vi)	a $206 million increase in payables due to Fiat as a result of increased purchases of vehicles, parts, and services relative to cash disbursements during the second quarter of 2014; and

(vii)
a $129 million foreign currency translation loss recognized as a result of the March 2014 remeasurement. Refer to Item 3. Quantitative and Qualitative Disclosures about Market Risk, for additional information regarding Venezuela currency regulations.

These increases in our net cash provided by operating activities were partially offset by:

(i)
a $397 million increase in trade receivables, primarily because our shipments at the end of June 2014 exceeded those at the end of December 2013 as a result of our annual plant shutdowns in December. We generally receive payments on sales of vehicles in North America within a few days of shipment from our assembly plants;

(ii)
a $261 million increase in inventories, primarily due to increased finished vehicle and work in process levels at June 30, 2014 compared to December 31, 2013. These increases were primarily driven by the overall increase in our production levels in June 30, 2014 to meet anticipated consumer demand. In comparison, our inventory levels were lower in December 2013 due to our annual plant shutdowns in that month;

(iii)
a $238 million decrease in accrued interest, primarily due to the semi-annual interest payment on the secured senior notes made in June and the refinancing transaction in February 2014 as discussed above in —New Debt Issuances and Prepayment of the VEBA Trust Note;

(iv)	a $225 million increase in prepaid expense related to common capital investment with Fiat;

(v)
a $213 million increase in receivables due from Fiat as a result of collections during the period being outpaced by additional receivables, primarily related to the sales of vehicles, parts, and services to Fiat recognized in 2014;

(vi)	a $192 million decrease in accrued income and other taxes, primarily due to cash payments made during 2014;

(vii)	a $128 million repayment of capitalized interest on the VEBA Trust Note; and

(viii)	$122 million of pension and OPEB contributions.
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

(ii)
a $78 million foreign currency translation loss recognized as a result of the February 2013 currency devaluation in Venezuela, partially offset by a $16 million foreign currency transaction gain due to certain monetary liabilities, which had been submitted to CADIVI for payment approval through the ordinary course of business prior to the devaluation date, being approved to be paid at an exchange rate of 4.30 VEF per USD during the second quarter of 2013;

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

(vi)	a $160 million increase in payables due to Fiat as a result of increased purchases of vehicles, components, parts, tooling and equipment during the six months of 2013 as compared to late 2012.
These increases in our net cash provided by operating activities were partially offset by:

(i)	$642 million of pension and OPEB contributions;

(ii)
a $638 million increase in trade receivables, primarily because our shipments at the end of June 2013 exceeded those at the end of December 2012 as a result of our annual plant shutdowns in December. We generally receive payments on sales of vehicles in North America within a few days of shipment from our assembly plants;

(iii)
a $538 million increase in inventories, primarily due to increased finished vehicle inventory levels at June 30, 2013 compared to December 31, 2012. These increases were primarily driven by higher production levels in June 2013 to meet anticipated consumer demand. In comparison, our inventory levels were lower in December 2012 due to our annual plant shutdowns in that month. Our international finished vehicle inventory levels have also increased since December 2012 in order to support consumer demand for both our and Fiat's vehicles. The number of Fiat vehicles that we are distributing through our international distribution centers continues to increase as we continue to implement our distribution strategy with Fiat;

(iv)	a $175 million increase in receivables due from Fiat as a result of an increase in vehicle shipments during the second quarter of 2013 as compared to the fourth quarter of 2012; and

(v)	the repayment of $47 million of capitalized interest on the Canadian HCT Tranche A Note. Refer to —Canadian Health Care Trust Notes, for additional information related to this repayment.
Investing Activities —Six Months Ended June 30, 2014
For the six months ended June 30, 2014, our net cash used in investing activities was $1,662 million and was primarily the result of:

(i)	$1,640 million of capital expenditures to support our investments in existing and future products; and

(ii)
a $40 million increase in Restricted cash, primarily due to increased collateral required to be held on derivative contracts beyond the negotiated threshold for each counterparty during 2014, as a result of negative mark-to-market adjustments.

These cash outflows were partially offset by:

(i)	$15 million of proceeds from disposals of property, plant and equipment, primarily related to the sale of properties within the U.S.

Investing Activities —Six Months Ended June 30, 2013
For the six months ended June 30, 2013, our net cash used in investing activities was $1,647 million and was primarily the result of:

(i)	$1,660 million of capital expenditures to support our investments in existing and future products.
These cash outflows were partially offset by:

(i)
a $22 million decrease in Restricted cash, which was primarily the result of no collateral required to be posted for our foreign currency exchange and commodity derivative contracts as of June 30, 2013 due to positive mark-to-market adjustments during 2013, as well as minimum posting thresholds included in our agreements.

Financing Activities —Six Months Ended June 30, 2014
For the six months ended June 30, 2014, our net cash used in financing activities was $1,765 million and was primarily the result of:

(i)	$1,970 million of distributions to members, comprised of a $1,900 million special distribution to members and $70 million for state tax withholding obligations and other taxes; and

(ii)
$130 million of debt repayments, including $77 million related to the Canadian Health Care Trust Notes, $16 million related to the Tranche B Term Loan due 2017, $15 million related to the Mexican development banks credit facility, $4 million related to the Tranche B Term Loan due 2018 and $18 million related to capital leases and other financial obligations.

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
Financing Activities —Six Months Ended June 30, 2013
For the six months ended June 30, 2013, our net cash used in financing activities was $154 million and was primarily the result of:

(i)
$127 million of debt repayments, including $45 million related to the Canadian HCT Tranche A Note, $25 million related to the Auburn Hills Headquarters loan, $16 million related to the Mexican development banks credit facility, $15 million related to the Tranche B Term Loan due 2017 and $26 million related to capital leases and other financial obligations; and

(ii)
$27 million of debt issuance costs related to the June 2013 amendment and re-pricing of our tranche B term loan maturing May 24, 2017 and $1.3 billion revolving credit facility. In connection with this transaction, we repaid $760 million of the outstanding principal balance of the tranche B term loan maturing May 24, 2017 to lenders who either partially or fully reduced their holdings with proceeds received from the new and continuing lenders who acquired the outstanding principal balance. Refer to —Liquidity and Capital Resources —Total Available Liquidity —Senior Credit Facilities Amendment, for additional information regarding this transaction.

Net Industrial Cash (Debt)
Our calculation of Net Industrial Cash (Debt), as well as a detailed discussion of this measure, is included below in —Non-GAAP Financial Measures —Net Industrial Cash (Debt).
Our Net Industrial Cash (Debt) decreased by $712 million from a $1,043 million Net Industrial Cash position at December 31, 2013 to a $331 million Net Industrial Cash position at June 30, 2014, primarily due to a $678 million increase in our financial liabilities, primarily due to our refinancing transaction in February 2014, as discussed in Cash Flows, above.
Free Cash Flow
Our calculation of Free Cash Flow, as well as a detailed discussion of this measure, are included below in —Non-GAAP Financial Measures —Free Cash Flow.
Free Cash Flow for the six months ended June 30, 2014 and 2013 totaled $1,888 million and $540 million, respectively.
The increase in Free Cash Flow from 2013 to 2014 was primarily due to:

(i)
a $1,363 million increase in our cash generated from operations. Refer to —Cash Flows, Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013, for additional information regarding the change in our cash generated from operations; and

(ii)	a $20 million decrease in our capital expenditures, primarily due to the timing of payments related to our continued investments to enhance our current and future product portfolio.
These favorable changes were partially offset by:

(i)
a $62 million increase in our change in Restricted cash. The $40 million increase in Restricted cash during 2014 as well as the $22 million decrease in Restricted cash during 2013 were primarily driven by changes in the collateral requirements for foreign currency exchange and commodity derivative contracts as a result of mark-to-market adjustments.

Defined Benefit Pension Plans and OPEB Plans —Contributions
During the six months ended June 30, 2014, employer contributions to our U.S. and Canadian funded pension plans amounted to $16 million and $3 million, respectively. For the remainder of 2014, employer contributions to our U.S. funded pension plans are expected to be $236 million, of which $36 million will be made to satisfy minimum funding requirements and $200 million will be discretionary; employer contributions to our Canadian funded pension plans are expected to be $3 million to satisfy minimum funding requirements.
Employer contributions to our unfunded pension and OPEB plans amounted to $14 million and $89 million, respectively, for the six months ended June 30, 2014. Employer contributions to our unfunded pension and OPEB plans for the remainder of 2014 are expected to be $25 million and $89 million, respectively, which represent the expected benefit payments to participants.
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
Defined Benefit Pension Plans —Obligation
During the second quarter of 2013, we amended our U.S. and Canadian salaried defined benefit pension plans. The U.S. plans were amended in order to comply with Internal Revenue Service regulations, cease the accrual of future benefits effective December 31, 2013, and enhance the retirement factors. The Canada amendment ceases the accrual of future benefits effective December 31, 2014, enhances the retirement factors and continues to consider future salary increases for the affected employees. The changes to the plans resulted in an interim remeasurement of the plans, as well as a curtailment gain and plan amendments. As a result, we recognized a $780 million net reduction to our pension obligation, a $9 million reduction to prepaid pensions and a corresponding $771 million increase in accumulated other comprehensive income. For the three months ended June 30, 2014, there were no plan amendments that would have a remeasurement impact or curtailment gain/loss to our defined benefit pension plans. Refer to our 2013 Form 10-K for additional information regarding the amended U.S and Canadian salaried defined pension plans.
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
Under the financing arrangement, SCUSA has agreed to specific transition milestones for the initial year following launch. We have deemed SCUSA’s performance toward the milestones satisfactory and agreed that the SCUSA Agreement will have a ten year term commencing February 2013, subject to early termination in certain circumstances, including the failure by a party to comply with certain of its ongoing obligations under the SCUSA Agreement. In accordance with the terms of the agreement, SCUSA provided us an upfront, nonrefundable payment of $150 million in May 2013, which was recognized as deferred revenue and will be amortized over ten years. As of June 30, 2014, $133 million remained in Deferred Revenue in the accompanying Condensed Consolidated Balance Sheets.
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
The reconciliation of net income (loss) to Adjusted Net Income, Modified Operating Profit and Modified EBITDA is set forth below (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income	$619	$507	$(71)	$673
Plus:
Charge for MOU with the UAW (1)	—	—	672	—
Loss on extinguishment of debt (2)	—	23	504	23
Adjusted Net Income	$619	$530	$1,105	$696
Plus:
Income tax expense	166	37	51	69
Net interest expense	192	257	405	508
Net pension, OPEB and other employee benefit costs (gains) other than service costs	10	(18)	2	(30)
Restructuring expense (income), net	(4)	(7)	4	(11)
Other financial expense, net	2	9	4	11
Modified Operating Profit	985	808	1,571	1,243
Plus:
Depreciation and amortization expense	786	724	1,528	1,362
Less:
Depreciation and amortization expense for vehicles held for lease	(74)	(48)	(120)	(72)
Modified EBITDA	$1,697	$1,484	$2,979	$2,533

(1)
In the first six months of 2014 , we recorded an infrequent charge of $672 million, which reflected the costs associated with the January 2014 MOU to supplement the existing collective bargaining agreement with the UAW in exchange for the UAW's specific commitment to our continued roll-out of our WCM programs and long-term business plan.

(2)
In connection with the February 2014 prepayment of the VEBA Trust Note, with an original face amount of $4,587 million, we recognized a $504 million loss on extinguishment of debt, consisting primarily of the remaining unamortized debt discount. For the periods ending June 30, 2013, a $23 million loss on extinguishment of debt was recognized related to the June 2013 amendment and re-pricing of our tranche B term loan maturing May 24, 2017 and revolving credit facility, consisting primarily of unamortized debt discount.

Net Industrial Cash (Debt)
We compute Net Industrial Cash (Debt) as cash and cash equivalents less total financial liabilities. We use Net Industrial Cash (Debt) as a measure of our financial leverage and believe it is useful in evaluating our financial leverage.
The following is a reconciliation of cash and cash equivalents to Net Industrial Cash (Debt) (in millions of dollars):

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$13,310	$13,344
Less: Financial liabilities (1)	(12,979)	(12,301)
Net Industrial Cash	$331	$1,043

(1)	Refer to Note 9, Financial Liabilities, of our accompanying condensed consolidated financial statements for additional information regarding our financial liabilities.
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
The following is a reconciliation of Net Cash Provided by (Used in) Operating and Investing Activities to Free Cash Flow (in millions of dollars):

	Six Months Ended June 30,
	2014	2013
Net Cash Provided by Operating Activities	$3,550	$2,187
Net Cash Used in Investing Activities	(1,662)	(1,647)
Free Cash Flow	$1,888	$540
Ally Repurchase Obligation
In April 2013, the Auto Finance Operating Agreement between Chrysler Group and Ally Financial Inc. ("Ally Agreement") was terminated. In accordance with the terms of the Ally Agreement, we were obligated for one year subsequent to the termination of the agreement to repurchase Ally-financed U.S. dealer inventory that was acquired on or before April 30, 2013 upon certain triggering events and with certain exceptions, in the event of an actual or constructive termination of a dealer’s franchise agreement, including in certain circumstances when Ally Financial Inc. ("Ally") forecloses on all assets of a dealer securing financing provided by Ally. These obligations excluded vehicles that had been damaged or altered, that were missing equipment or that had excessive mileage or an original invoice date that was more than one year prior to the repurchase date. As of May 1, 2014, we were no longer obligated to repurchase dealer inventory that was acquired prior to April 30, 2013 and was financed by Ally.
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

As of June 30, 2014, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $330 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at June 30, 2014, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.
Other Matters
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
In June 2014, the National Development and Reform Commission of the Government of the People’s Republic of China, or NDRC, initiated an investigation of Chrysler Group (China) Sales Limited, or CGCSL, a 100 percent owned subsidiary of the Company, relating to the Company’s compliance with the Chinese Anti-Monopoly Law, or AML. CGCSL continues to cooperate with the NDRC’s investigation.  A broad range of remedies are available to the NDRC with respect to deemed violations of the AML, including a fine,  confiscating gains deemed to be illegally obtained, requiring the modification of business practices and an order to cease conduct deemed illegal. The Company cannot estimate the loss or range of loss related to the NDRC’s investigation.
Employees
The following summarizes the number of our salaried and hourly employees as of the dates noted below:

	June 30, 2014	December 31, 2013
Salaried	21,991	20,389
Hourly	55,392	53,323
Total	77,383	73,712
The increase in our total workforce during the six months ended June 30, 2014 was primarily attributable to the hiring of seasonal employees during the second quarter of 2014. The increase was also due to the hiring of manufacturing employees to support our current and anticipated production volumes, as well as additional engineering, research and development and other highly skilled employees to support our product development, sales, marketing and other corporate activities.
In the U.S. and Canada combined, substantially all of our hourly employees and approximately 19 percent of our salaried employees were represented by unions under collective bargaining agreements, which represented approximately 65 percent of our worldwide workforce as of June 30, 2014. The UAW and Unifor represent substantially all of these represented employees in the U.S. and Canada, respectively.
On January 21, 2014, we entered into the MOU with the UAW to supplement our existing collective bargaining agreement. In exchange for the UAW's legally enforceable specific commitment to continue to support the implementation of WCM programs throughout our manufacturing facilities, to facilitate benchmarking across all of our manufacturing plants and to actively assist in the achievement of our long-term business plan, we agreed to make payments totaling $700 million to be paid in four equal annual installments. At the direction of the UAW, the payments are to be made to the VEBA Trust. As the MOU was negotiated and executed concurrently with the Equity Purchase Agreement described under Note 15, Other Transactions with Related Parties, and as Fiat is a related party to us and the UAW and the VEBA Trust are related parties, the two agreements are accounted for by Fiat as a single commercial transaction with multiple elements. As a result, the fair value of the total consideration paid under the Equity Purchase Agreement and the MOU is allocated to the various elements acquired by Fiat and us. Due to the unique nature and inherent judgment involved in determining the fair value of the UAW’s commitments under the MOU, a residual value methodology was used to determine the portion of the consideration paid attributable to the

UAW’s commitments. We have reflected in the accompanying condensed consolidated financial statements only the impacts of these transactions that are related to us. Refer to Note 15, Other Transactions with Related Parties, for a discussion of the accounting for these transactions.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued updated guidance that requires a company to recognize revenue upon transfer of control of goods or services to a customer at an amount that reflects the consideration it expects to receive. This new revenue recognition model defines a five step process to achieve this objective. The updated guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The guidance is effective for periods beginning after December 15, 2016. We will comply with this guidance as of January 1, 2017, and we are currently evaluating the method of implementation and impact of adoption on our consolidated financial statements.
In April 2014, the FASB issued updated guidance that changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  This guidance is effective for fiscal periods beginning after December 15, 2014, and is to be applied prospectively. We will comply with this guidance as of January 1, 2015.
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
Critical Accounting Estimates
The accompanying condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. For a discussion of our critical accounting estimates, refer to Item 7 —Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Estimates and Item 8 —Financial Statements and Supplementary Data —Note 2, Basis of Presentation and Significant Accounting Policies, included in our 2013 Form 10-K. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2014.
Share-Based Compensation
We have various compensation plans that provide for the granting of share-based compensation to certain employees and directors. We account for share-based compensation plans in accordance with the accounting guidance set forth for share-based payments, which requires share-based compensation expense to be recognized based on fair value. Compensation expense for equity-classified awards is measured at the grant date based on the fair value of the award using a discounted cash flow methodology. For those awards with post-vesting contingencies, an adjustment is applied to account for the probability of meeting the contingencies. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. Compensation expense is recognized over the employee service period with an offsetting increase to contributed capital or accrued expenses and other liabilities depending on the nature of the award. If awards contain certain performance conditions in order to vest, the cost of the award is recognized when achievement of the performance condition is probable. Costs related to plans with graded vesting are generally recognized using the graded vesting method. Share-based compensation expense is recorded in Selling, Administrative and Other Expenses in the accompanying Condensed Consolidated Statements of Operations.
The fair value of each unit issued under the plans is based on the fair value of our membership interests. Each unit, or Chrysler Group Unit, is equal to 1/600th of the value of a Membership Interest, which equates to approximately 980 million Chrysler Group Units. Refer to Note 18, Share-Based Compensation, of our accompanying condensed consolidated financial statements for additional information.
Since there is no publicly observable trading price for our membership interests, fair value was determined contemporaneously with each measurement using our discounted cash flow methodology. We use this approach, which is based on our projected cash flows, to estimate our enterprise value. We then deduct the fair value of our outstanding interest bearing debt as of the measurement date from our enterprise value to arrive at the fair value of equity. This amount is then divided by the total number of Chrysler Group Units, as determined above, to estimate the fair value of a single Chrysler Group Unit. The significant assumptions used in the calculation of fair value at each issuance date and for each period included the following:

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

•	An estimated after-tax weighted average cost of capital ranging from 16.0 percent in 2014 and 16.0 percent to 16.5 percent in 2013; and

•	Projected worldwide factory shipments ranging from approximately 2.8 million vehicles in 2014 to approximately 3.4 million vehicles in 2018.
On January 21, 2014, Fiat completed the Equity Purchase Agreement in which its 100 percent owned subsidiary, FNA, indirectly acquired from the VEBA Trust all of the membership interests in Chrysler Group not previously held by FNA. The implied fair value of the Company in that transaction was determined by Fiat based upon the range of potential values determined in connection with the initial public offering, or IPO, that we were pursuing at the direction of our members at that time, reduced by approximately 15 percent for the expected discount that would have been realized in order to complete a successful IPO for the minority interest being sold. This value was used to corroborate the fair value, including the discount for lack of marketability, determined at December 31, 2013. Refer to Note 15, Other Transactions with Related Parties, of our accompanying condensed consolidated financial statements for additional information. There were no such transactions during 2013.
Based on our discounted cash flow methodology, the per unit fair value of a Chrysler Group Unit, calculated based on the fully-diluted Chrysler Group Units of 980 million, was $8.36 and $8.07 at June 30, 2014 and December 31, 2013, respectively, after the anti-dilution adjustment. Refer to Anti-Dilution Adjustment, below. All per unit fair values include a discount for lack of marketability of 10 percent. The increase in the fair value of a Chrysler Group Unit was primarily attributable to our continued progress and achievement of certain objectives outlined in our business plan.
The assumptions noted above used in the contemporaneous estimation of fair value at each measurement date have not changed significantly with the exception of the weighted average cost of capital, which is directly influenced by external market conditions. As of June 30, 2014, a change of 50 basis points in the weighted average cost of capital would cause the value of a Chrysler Group Unit to change by approximately $0.35, which would change our share-based compensation liability by approximately $2 million.

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
During 2014, two transactions occurred that diluted the fair value of equity and the per unit fair value of a Chrysler Group Unit based on our discounted cash flow methodology. These transactions were:

•
A special distribution paid from available cash on hand by Chrysler Group to its members, in an aggregate amount of $1,900 million on January 21, 2014, which served to fund a portion of the transaction whereby Fiat acquired the VEBA Trust's remaining membership interest in Chrysler Group (FNA directed its portion of the special distribution to the VEBA Trust as part of the purchase consideration); and

•
The prepayment of the Company’s VEBA Trust Note on February 7, 2014, that accelerated tax deductions that were being passed through to the Company's members. Had the payments been made according to the original terms of the VEBA Trust Note, an expected future tax benefit, net of discounting, of approximately $720 million would have been realized.

Refer to Note 18, Share-Based Compensation —Anti-Dilution Adjustment, of our accompanying condensed consolidated financial statements for additional information regarding these dilutive transactions and the resulting anti-dilution adjustment.
In light of the May 6, 2014 publication of the 2014-2018 Business Plan and in recognition of the Company's performance for the 2012 and 2013 performance years, the Compensation and Leadership Development Committee, or Compensation Committee, on May 12, 2014, approved an amendment to outstanding performance share unit, or LTIP PSU award agreements, subject to participant consent, to modify outstanding LTIP PSUs by closing the performance period for such awards as of December 31, 2013. Participants were notified of this modification on or about May 30, 2014. The modification provides for a payment of the LTIP PSUs granted under the Chrysler Group LLC 2012 Long Term Incentive Plan, or 2012 LTIP Plan, representing two-thirds of the original LTIP PSU award based on the unadjusted December 31, 2013 per unit fair value of $10.47. To receive the LTIP PSU payment, a participant must remain an employee up to the date the LTIP PSUs are paid, which is expected to occur between January 1, 2015 and March 15, 2015. As a result, compensation expense was reduced by approximately $21 million during the three and six months ended June 30, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk as a result of sales of vehicles and parts, purchases of components used in our manufacturing operations, debt and dividend payments from foreign subsidiaries denominated in currencies other than the U.S. dollar, or USD. Foreign currency exchange rate risk is the risk that fluctuations in specific currencies against the USD will negatively impact our results of operations. To the extent possible, we net sales and purchases in specific currencies against each other and review this net cash flow position for hedging purposes. We are most vulnerable to fluctuations in the Canadian Dollar, Euro, Australian dollar, Japanese yen and Mexican peso against the USD and to fluctuations in the Chinese Renminbi against the Euro. To manage these exposures, we enter into derivative contracts (primarily currency forward and swap contracts) to hedge a portion of our exposures. The derivative contracts used to hedge foreign exchange rate risk had remaining maturities of up to 60 months at June 30, 2014.
The net fair value of foreign currency derivatives at June 30, 2014 was a liability of $92 million compared to an asset of $104 million as of December 31, 2013. The potential decrease in the fair value of our foreign currency derivatives, assuming a 10 percent adverse change in the underlying foreign currency derivative versus the USD, would be approximately $384 million at June 30, 2014, compared with a decrease of $197 million as of December 31, 2013.
In addition, we are exposed to foreign currency exchange rate risk as a result of translating the assets and liabilities of our subsidiaries outside of the United States (primarily Canada, Mexico and Venezuela) into USD. Based on first quarter 2014 developments related to the foreign exchange process in Venezuela, we have changed the exchange rate used to remeasure our Venezuelan subsidiary’s net monetary assets in USD. As the official exchange rate is increasingly reserved only for purchases of those goods and services deemed "essential" by the Venezuelan government, we began to use the exchange rate determined by an auction process conducted by Venezuela's Supplementary Foreign Currency Administration System ("SICAD"), referred to as the "SICAD I rate", as of March 31, 2014. At March 31, 2014, the SICAD I rate was 10.7 Venezuelan Bolivar ("VEF") to USD. At June 30, 2014, the SICAD I rate was 10.6 VEF to USD.
In late March 2014, the Venezuelan government introduced an additional auction-based foreign exchange system referred to as SICAD II rate. The SICAD II rate has ranged from 49 VEF and 51.9 VEF to USD in the period since its introduction through August 5, 2014. The SICAD II rate is expected to be used primarily for imports and has been limited to amounts of VEF that can be exchanged into other currencies, such as the USD. As a result of the recent exchange agreement between the Central Bank of Venezuela and the Venezuelan government and the limitations of the SICAD II rate, we believe any future remittances of dividends would be transacted at the SICAD I rate. As a result, we determined that the SICAD I rate is the most appropriate rate to use.
In accordance with our use of the SICAD I rate, we recorded a first quarter of 2014 remeasurement charge of $129 million as a reduction to Revenues, net. In June 2014, we received $35 million in USD through the SICAD I auction process at a more favorable rate of 10.0 VEF per USD versus the 10.6 VEF per USD rate used to remeasure the net monetary assets of Chrysler de Venezuela ("CdV") during the second quarter of 2014. As a result, we recognized a $3 million foreign currency transaction gain as an increase to Revenues, net in the second quarter of 2014. As the SICAD I rate is based on periodic auctions, there may be significant changes to the exchange rate in future quarters, as well as other related developments in Venezuela, which may materially impact our consolidated financial statements.
As of June 30, 2014 and December 31, 2013, the net monetary assets of Chrysler de Venezuela denominated in VEF were 984 million ($92 million at 10.6 VEF per USD) and 2,221 million ($352 million at 6.3 VEF per USD), respectively, which included cash and cash equivalents denominated in VEF of 1,632 million ($153 million at 10.6 VEF per USD) and 2,347 million ($373 million at 6.3 VEF per USD), respectively. Based on our June 30, 2014 net monetary assets, a charge of approximately $9 million would result for every 10 percent devaluation of the VEF.
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

We had fixed-rate debt of $7.6 billion as of June 30, 2014, compared with $8.9 billion at December 31, 2013. The potential increase in the fair value of our fixed-rate interest-bearing financial instruments as a result of a 10 percent decrease in market interest rates would be approximately $0.2 billion at June 30, 2014, compared with a decrease of approximately $0.3 billion at December 31, 2013.
We also had floating-rate investments and floating-rate debt of $13.7 billion and $5.4 billion, respectively, at June 30, 2014 compared to $13.7 billion and $3.4 billion, respectively, at December 31, 2013. The majority of our floating rate debt is exposed to changes in LIBOR, with a 0.75 percent interest rate floor. Given the relationship of floating-rate investments to floating-rate debt as of June 30, 2014 and the current low interest rate environment, an increase or decrease in interest rates would not have a material impact on our consolidated financial position.
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
There was no other change in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In June 2014, the National Development and Reform Commission of the Government of the People’s Republic of China, or NDRC, initiated an investigation of Chrysler Group (China) Sales Limited, or CGCSL, a 100 percent owned subsidiary of the Company, relating to the Company’s compliance with the Chinese Anti-Monopoly Law, or AML. CGCSL continues to cooperate with the NDRC’s investigation.  A broad range of remedies are available to the NDRC with respect to deemed violations of the AML, including a fine,  confiscating gains deemed to be illegally obtained, requiring the modification of business practices and an order to cease conduct deemed illegal. The Company cannot estimate the loss or range of loss related to the NDRC’s investigation.

Item 6. Exhibits

Exhibit Number	Description of Documents
3.1
Fourth Amended and Restated Limited Liability Company Agreement of Chrysler Group LLC, dated as of June 10, 2014 (incorporated by reference to Exhibit 3.1 of Chrysler Group LLC’s Current Report on Form 8-K, filed with the SEC on June 13, 2014, File No. 000-54282)

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

CHRYSLER GROUP LLC

Dated: August 6, 2014	By:	/s/ Richard K. Palmer
Richard K. Palmer
Senior Vice President and Chief Financial Officer

CHRYSLER GROUP LLC
Exhibit Index

Exhibit Number	Description of Documents
3.1
Fourth Amended and Restated Limited Liability Company Agreement of Chrysler Group LLC, dated as of June 10, 2014 (incorporated by reference to Exhibit 3.1 of Chrysler Group LLC’s Current Report on Form 8-K, filed with the SEC on June 13, 2014, File No. 000-54282)

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