Form 10-Q
period 2014-09-30
Chrysler Group LLC
filed 2014-11-05
CIK 1513153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There is no public market for our equity securities. As of November 5, 2014, there were 1,632,654 Membership Interests issued and outstanding.
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Form 10-Q for the Quarterly Period Ended September 30, 2014

Unless otherwise specified, the terms "we," "us," "our," "Chrysler Group" and the "Company" refer to Chrysler Group LLC and its consolidated subsidiaries, or any one or more of them, as the context may require. "FCA" refers to Fiat Chrysler Automobiles N.V., a public limited liability company (naamloze vennootschap) organized under the laws of the Netherlands, its consolidated subsidiaries (excluding Chrysler Group) and entities it jointly controls, or any one or more of them, as the context may require.
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

•	an increase in unemployment levels, erosion in current economic conditions or decrease in consumer confidence, especially in North America, where we sell most of our vehicles;

•	our dependence on our parent, FCA;

•	our ability to control costs and implement cost reduction and productivity improvement initiatives;

•	lengthy product development cycles and our inability to adequately forecast demand for our vehicles which may lead to inefficient use of our production capacity;

•	potential conflicts of interest resulting from certain of our executive officers serving in similar roles for FCA or its current or former affiliates;

•	our ability to increase vehicle sales outside of North America;

•	competitive pressures that may limit our ability to reduce sales incentives, achieve better pricing and grow our profitability;

•	the potential inability of consumers and our dealers to obtain affordably priced financing on a timely basis due to our lack of a captive finance company;

•	the impact of vehicle defects and/or product recalls (including product liability claims);

•	disruption of production or delivery of new vehicles due to shortages of materials, including supply disruptions resulting from natural disasters, labor strikes or supplier insolvencies;

•	changes and fluctuations in the prices of raw materials, parts and components;

•	the impact of general economic and industry conditions in Europe on our European suppliers;

•	changes in foreign currency exchange rates, commodity prices and interest rates;

•	our substantial indebtedness and limitations on our liquidity that may limit our ability to execute our business plan;

•	changes in laws, regulations and government policies, particularly those relating to vehicle emissions, fuel economy and safety; and

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

PART I – Financial Information
Item 1. Condensed Consolidated Financial Statements
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Members of Chrysler Group LLC
We have reviewed the condensed consolidated balance sheet of Chrysler Group LLC and subsidiaries as of September 30, 2014, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, and members’ deficit and cash flows for the nine-month periods ended September 30, 2014 and 2013. These financial statements are the responsibility of the Company's management.
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

/s/ ERNST & YOUNG LLP
Detroit, Michigan
November 5, 2014

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited —in millions of dollars)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2014	2013	2014	2013
Revenues, net		$20,660	$17,564	$60,104	$50,943
Cost of sales		17,803	14,881	51,883	43,345
GROSS MARGIN		2,857	2,683	8,221	7,598
Selling, administrative and other expenses		1,326	1,254	4,636	3,761
Research and development expenses, net		565	573	1,726	1,719
Restructuring expense (income), net	17	1	(1)	5	(12)
Interest expense	4	209	256	643	784
Interest income		(17)	(9)	(46)	(29)
Loss on extinguishment of debt	10	—	—	504	23
INCOME BEFORE INCOME TAXES		773	610	753	1,352
Income tax expense	11	162	146	213	215
NET INCOME		$611	$464	$540	$1,137

See accompanying notes to unaudited condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited —in millions of dollars)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2014	2013	2014	2013
Net income		$611	$464	$540	$1,137
Other comprehensive income (loss) (1)	3	68	40	(91)	1,196
TOTAL COMPREHENSIVE INCOME		$679	$504	$449	$2,333

(1)	Net of $0 and $1 million of tax expense for the three and nine months ended September 30, 2014. There was no tax impact for the three and nine months ended September 30, 2013.

See accompanying notes to unaudited condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited —in millions of dollars)

	Notes	September 30, 2014	December 31, 2013
CURRENT ASSETS:
Cash and cash equivalents		$13,577	$13,344
Restricted cash	12	11	8
Accounts receivable, net of allowance for doubtful accounts of $46 and $54, respectively		1,511	1,161
Inventories	5	6,500	5,889
Prepaid expenses and other assets	8	1,789	1,647
Current assets held for sale	6	86	—
Deferred taxes		498	484
TOTAL CURRENT ASSETS		23,972	22,533
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	6	15,745	16,071
Equipment and other assets on operating leases, net of accumulated depreciation and amortization of $221 and $111, respectively		2,276	1,391
TOTAL PROPERTY AND EQUIPMENT		18,021	17,462
OTHER ASSETS:
Advances to related parties and other financial assets		54	35
Restricted cash	12	303	325
Goodwill		1,361	1,361
Other intangible assets, net	7	3,546	3,375
Prepaid expenses and other assets	8	705	437
Deferred taxes		376	342
TOTAL OTHER ASSETS		6,345	5,875
TOTAL ASSETS		$48,338	$45,870
CURRENT LIABILITIES:
Trade liabilities		$11,947	$10,643
Accrued expenses and other liabilities	9	10,506	9,830
Current maturities of financial liabilities	10	330	491
Deferred revenue		2,170	1,298
Current liabilities held for sale	6	63	—
Deferred taxes		—	43
TOTAL CURRENT LIABILITIES		25,016	22,305
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	9	12,102	11,760
Financial liabilities	10	12,567	11,810
Deferred revenue		1,226	1,100
Deferred taxes		190	137
TOTAL LONG-TERM LIABILITIES		26,085	24,807
Commitments and contingencies	12	—	—
MEMBERS’ DEFICIT:
Membership Interests
Membership Interests —1,632,654 units authorized, issued and outstanding at September 30, 2014 and December 31, 2013	16	—	—
Contributed capital	1	663	2,633
Retained earnings		711	171
Accumulated other comprehensive loss	3	(4,137)	(4,046)
TOTAL MEMBERS’ DEFICIT		(2,763)	(1,242)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT		$48,338	$45,870

See accompanying notes to unaudited condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited —in millions of dollars)

		Nine Months Ended September 30,
	Notes	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES		$4,842	$2,610
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets		(2,576)	(2,436)
Proceeds from disposals of property, plant and equipment		18	9
Purchases of equipment and other assets on operating leases		(5)	(17)
Proceeds from disposals of equipment and other assets on operating leases		3	3
Change in restricted cash		19	30
Other		(1)	(2)
NET CASH USED IN INVESTING ACTIVITIES		(2,542)	(2,413)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured senior notes	10	2,985	—
Proceeds from Tranche B Term Loan due 2018	10	1,723	—
Proceeds from Tranche B Term Loan due 2017	10	247	—
Prepayment of VEBA Trust Note	10	(4,587)	—
Payments of Canadian Health Care Trust Notes	10	(77)	(45)
Repayments of Auburn Hills headquarters loan		—	(37)
Repayments of Tranche B Term Loan due 2017		(24)	(23)
Repayments of Tranche B Term Loan due 2018		(9)	—
Repayments of Mexican development banks credit facility	10	(22)	(23)
Repayment of Tranche B Term Loan due 2017 in connection with amendment	10	—	(760)
Proceeds from Tranche B Term Loan due 2017 in connection with amendment	10	—	760
Debt issuance costs		(14)	(27)
Repayment of debt issuance premium on secured senior notes	10	(12)	—
Net (repayments of) proceeds from financial obligations - related party	16	(21)	7
Net repayments of other financial obligations - third party		(33)	(60)
Special distribution paid to members	16	(1,900)	—
Distribution for state tax withholding obligations and other taxes on behalf of members		(70)	(15)
NET CASH USED IN FINANCING ACTIVITIES		(1,814)	(223)

Effect of exchange rate changes on cash and cash equivalents		(212)	(97)

Net change in cash and cash equivalents		274	(123)

Cash and cash equivalents at beginning of period		13,344	11,614
Cash and cash equivalents of held for sale operations at beginning of period		—	—
Net change in cash and cash equivalents		274	(123)
Less: Cash and cash equivalents of held for sale operations at end of period	6	41	—
Cash and cash equivalents at end of period		$13,577	$11,491

See accompanying notes to unaudited condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT
(Unaudited - in millions of dollars)

	Note	Contributed Capital	Retained Earnings (Accumulated Losses)	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2014		$2,633	$171	$(4,046)	$(1,242)
Special distribution paid to members		(1,900)			(1,900)
Distribution for state tax withholding obligations and other taxes on behalf of members		(70)			(70)
Net income			540		540
Total other comprehensive loss	3			(91)	(91)
Balance at September 30, 2014		$663	$711	$(4,137)	$(2,763)

Balance at January 1, 2013		$2,647	$(2,586)	$(7,320)	$(7,259)
Distribution for state tax withholding obligations and other taxes on behalf of members		(13)	—	—	(13)
Net income		—	1,137	—	1,137
Total other comprehensive income	3	—	—	1,196	1,196
Balance at September 30, 2013		$2,634	$(1,449)	$(6,124)	$(4,939)

See accompanying notes to unaudited condensed consolidated financial statements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 1. Background and Nature of Operations
Unless otherwise specified, the terms "we," "us," "our," "Chrysler Group" and the "Company" refer to Chrysler Group LLC and its consolidated subsidiaries, or any one or more of them, as the context may require. "FCA" refers to Fiat Chrysler Automobiles N.V., a public limited liability company (naamloze vennootschap), organized under the laws of the Netherlands, its consolidated subsidiaries (excluding Chrysler Group) and entities it jointly controls, or any one or more of them, as the context may require. References to "Fiat" refer solely to Fiat S.p.A., the predecessor of FCA.
The Company was formed on April 28, 2009 as a Delaware limited liability company. Our sole beneficial owner is FCA, which holds a 100 percent ownership interest in us effective as of the October 12, 2014 merger of Fiat with and into FCA (the "Merger"). Fiat held a 100 percent ownership interest in us effective as of its January 21, 2014 acquisition of the approximately 41.5 percent of our membership interests held by the UAW Retiree Medical Benefits Trust (the "VEBA Trust").
We design, engineer, manufacture, distribute and sell vehicles under the brand names Chrysler, Jeep, Dodge, Ram and the SRT performance vehicle designation. We also manufacture certain Fiat-brand vehicles in Mexico, which are distributed by us throughout North America and select markets and sold to FCA for distribution in other select markets. In addition, FCA manufactures certain Fiat-brand vehicles for us, which we sell throughout North America. Our product lineup includes passenger cars, utility vehicles (which include sport utility vehicles and crossover vehicles), minivans, trucks and commercial vans. We also sell automotive service parts and accessories under the Mopar brand name.
Our products are available in more than 150 countries around the world. We sell our products to dealers and distributors for sale to retail customers and fleet customers, which include rental car companies, commercial fleet customers, leasing companies and government entities. The majority of our operations, employees, independent dealers and sales are in North America, primarily in the U.S. Approximately 10 percent of our vehicle sales during both 2013 and the nine months ended September 30, 2014 were outside North America, principally in Asia Pacific, South America and Europe. Vehicle, service parts and accessories sales outside North America are primarily through our 100 percent owned, affiliated or independent distributors and dealers. FCA is the general distributor of our vehicles and service parts in Europe. FCA is also distributing certain of our vehicles through its networks in other select markets. We are the general distributor for Alfa Romeo vehicles in North America and for FCA vehicles in select markets outside of Europe. Refer to Note 16, Other Transactions with Related Parties, for additional information regarding other transactions with FCA.
On January 21, 2014, Fiat completed a transaction (the "Equity Purchase Agreement") in which its 100 percent owned subsidiary, Fiat North America LLC ("FNA"), indirectly acquired from the VEBA Trust all of the membership interests in the Company not previously held by FNA. In consideration for the sale of its membership interests in the Company, the VEBA Trust received $3,650 million consisting of:

•
a special distribution paid from available cash on hand by the Company to its members, in an aggregate amount of $1,900 million (FNA directed its portion of the special distribution to the VEBA Trust as part of the purchase consideration), which served to fund a portion of the transaction; and

•	$1,750 million paid by FNA.
As part of the Equity Purchase Agreement, FNA and the VEBA Trust dismissed with prejudice all proceedings before the Delaware Court of Chancery with respect to the interpretation of a call option agreement which granted FNA the right to acquire certain of the membership interests in the Company held by the VEBA Trust. Options for approximately 10 percent of our membership interests that had been previously exercised by FNA were fulfilled and the underlying equity was acquired by FNA in connection with the Equity Purchase Agreement.
Concurrent with the closing of the Equity Purchase Agreement, we paid a distribution of $60 million to our members in connection with such members' tax obligations. This payment was made pursuant to a specific requirement in our Limited Liability Company Agreement (as amended from time to time, the "LLC Agreement").
Also concurrent with the closing of the Equity Purchase Agreement, we entered into a contractually binding and legally enforceable memorandum of understanding ("MOU") with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") to supplement our existing collective bargaining agreement. In exchange

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

for the UAW's legally enforceable specific commitment to continue to support the implementation of World Class Manufacturing ("WCM") programs throughout our manufacturing facilities, to facilitate benchmarking across all of our manufacturing plants and to actively assist in the achievement of our long-term business plan, we agreed to make payments totaling $700 million to be paid in four equal annual installments. At the direction of the UAW, the payments are to be made to the VEBA Trust. The first installment of $175 million was paid on January 21, 2014 and is reflected in the operating section of the accompanying Condensed Consolidated Statements of Cash Flows.
As the MOU was negotiated and executed concurrently with the Equity Purchase Agreement and as Fiat was a related party to us and the UAW and the VEBA Trust were related parties, the two agreements were accounted for by Fiat as a single commercial transaction with multiple elements. As a result, the fair value of the total consideration paid under the Equity Purchase Agreement and the MOU was allocated to the various elements acquired by Fiat. Due to the unique nature and inherent judgment involved in determining the fair value of the UAW’s commitments under the MOU, a residual value methodology was used to determine the portion of the consideration paid attributable to the UAW’s commitments. We have reflected in the accompanying condensed consolidated financial statements only the impacts of these transactions that are related to us. Refer to Note 16, Other Transactions with Related Parties, for a discussion of the accounting for these transactions.
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
Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We will comply with this guidance as of December 31, 2016.
In May 2014, the FASB issued updated guidance that requires a company to recognize revenue upon transfer of control of goods or services to a customer at an amount that reflects the consideration it expects to receive. This new revenue recognition model defines a five step process to achieve this objective. The updated guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The guidance is effective for periods beginning after December 15, 2016. We will comply with this guidance as of January 1, 2017, and we are currently evaluating the method of implementation and impact of adoption on our consolidated financial statements.
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
Note 3. Accumulated Other Comprehensive (Loss) Income
The changes in Accumulated Other Comprehensive (Loss) Income ("AOCI") by component, including the amounts reclassified to income, were as follows (in millions of dollars):

	Three Months Ended September 30, 2014
	Defined Benefit Plan Adjustments				Derivatives
	Net Actuarial Loss		Net Prior Service Credit (Cost)		Currency Forwards and Swaps		Commodity Swaps		Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(4,021)		$(121)		$(80)		$26		$(9)	$(4,205)
Gain (loss) recorded in other comprehensive income	—		—		142		(19)		(42)	81
Less: Gain (loss) reclassified from AOCI to income	(21)	(1)	(2)	(1)	30	(2)	6	(3)	—	13
Other comprehensive income (loss)	21		2		112		(25)		(42)	68
Balance at end of period	$(4,000)		$(119)		$32		$1		$(51)	$(4,137)

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Three Months Ended September 30, 2013
	Defined Benefit Plan Adjustments				Derivatives
	Net Actuarial Loss		Net Prior Service Credit (Cost)		Currency Forwards and Swaps		Commodity Swaps		Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(6,200)		$(74)		$159		$(5)		$(44)	$(6,164)
Gain (loss) recorded in other comprehensive income	—		—		(49)		16		5	(28)
Less: Gain (loss) reclassified from AOCI to income	(82)	(1)	7	(1)	6	(2)	1	(3)	—	(68)
Other comprehensive income (loss)	82		(7)		(55)		15		5	40
Balance at end of period	$(6,118)		$(81)		$104		$10		$(39)	$(6,124)

	Nine Months Ended September 30, 2014
	Defined Benefit Plan Adjustments				Derivatives
	Net Actuarial Loss		Net Prior Service Credit (Cost)		Currency Forwards and Swaps		Commodity Swaps		Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(4,056)		$(93)		$105		$8		$(10)	$(4,046)
Gain (loss) recorded in other comprehensive income	(19)		(36)		47		11		(41)	(38)
Less: Gain (loss) reclassified from AOCI to income	(75)	(1)	(10)	(1)	119	(2)	18	(3)	—	52
Tax effect benefit/(expense)	—		—		(1)		—		—	(1)
Other comprehensive income (loss)	56		(26)		(73)		(7)		(41)	(91)
Balance at end of period	$(4,000)		$(119)		$32		$1		$(51)	$(4,137)

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2013
	Defined Benefit Plan Adjustments				Derivatives
	Net Actuarial Loss		Net Prior Service Credit (Cost)		Currency Forwards and Swaps		Commodity Swaps		Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(7,232)		$42		$(40)		$4		$(94)	$(7,320)
Gain (loss) recorded in other comprehensive income	869		(98)		175		6		55	1,007
Less: Gain (loss) reclassified from AOCI to income	(245)	(1)	25	(1)	31	(2)	—	(3)	—	(189)
Other comprehensive income (loss)	1,114		(123)		144		6		55	1,196
Balance at end of period	$(6,118)		$(81)		$104		$10		$(39)	$(6,124)

(1)	These AOCI components are included within the computation of net periodic benefit costs. Refer to Note 15, Employee Retirement and Other Benefits, for additional information.

(2)
Amount reclassified to Revenues, net in the accompanying Condensed Consolidated Statements of Income. Refer to Note 14, Derivative Financial Instruments and Risk Management, for additional information.

(3)
Amount reclassified to Cost of sales in the accompanying Condensed Consolidated Statements of Income. Refer to Note 14, Derivative Financial Instruments and Risk Management, for additional information.

Note 4. Interest Expense
Interest expense included the following (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Financial interest expense:
Related parties(1) (see Note 16)	$5	$110	$33	$332
Third-party	207	144	609	459
Interest accretion (2)	10	29	39	88
Capitalized interest related to capital expenditures	(13)	(27)	(38)	(95)
Total	$209	$256	$643	$784

(1)
Financial interest expense with related parties includes interest expense related to the senior unsecured note issued June 10, 2009 to the VEBA Trust, with an original face value of $4,587 million, through January 20, 2014. Refer to Note 16, Other Transactions with Related Parties, for additional information.

(2)	Interest accretion is primarily related to debt discounts/premiums, debt issuance costs and fair value adjustments.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 5. Inventories
The components of Inventories were as follows (in millions of dollars):

	September 30, 2014	December 31, 2013
Finished products, including service parts	$4,053	$3,830
Work in process	2,185	1,846
Raw materials and manufacturing supplies	262	213
Total	$6,500	$5,889
Note 6. Property, Plant and Equipment
The components of Property, plant and equipment were as follows (in millions of dollars):

	Range of Useful Lives (years)	September 30, 2014	December 31, 2013
Land	-	$244	$247
Leasehold improvements and buildings	12 - 40	3,386	3,385
Technical equipment and machinery	3 - 30	10,737	10,348
Factory, office and other equipment	3 - 19	2,120	1,849
Special tooling	3 - 12	9,847	8,974
Construction in progress, including advance payments related to plant and equipment	-	1,343	1,535
		27,677	26,338
Accumulated depreciation and amortization		(11,932)	(10,267)
Total		$15,745	$16,071
Depreciation and amortization of property, plant and equipment for the nine months ended September 30, 2014 and 2013 was $1,982 million and $1,863 million, respectively.
Assets Held for Sale
On September 30, 2014, the Company entered into a definitive agreement to sell Chrysler Group do Brasil Comercio de Veiculos Ltda. ("Chrysler do Brazil") to Fiat, which was subsequently completed on October 1, 2014. Refer to Note 21, Subsequent Events, for additional information.
The major components of assets and liabilities classified as held for sale were as follows (in millions of dollars):

September 30, 2014
Cash and cash equivalents	$41
Inventories	31
Other assets	14
Total Assets Held for Sale	$86

Accrued expenses and other liabilities	63
Total Liabilities Held for Sale	$63

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 7. Other Intangible Assets
The components of Other intangible assets were as follows (in millions of dollars):

		September 30, 2014
	Range of Useful Lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$—	$2,210
Dealer networks	20	384	103	281
Fiat contributed intellectual property rights	10	320	171	149
Other intellectual property rights	3 - 12	263	86	177
Patented and unpatented technology	4 - 10	208	159	49
Software	3 - 5	485	204	281
Regulatory credits	1 - 7	430	35	395
Other	1 - 16	20	16	4
Total		$4,320	$774	$3,546

		December 31, 2013
	Range of Useful Lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$—	$2,210
Dealer networks	20	388	89	299
Fiat contributed intellectual property rights	10	320	147	173
Other intellectual property rights	3 - 12	263	65	198
Patented and unpatented technology	4 - 10	208	145	63
Software	3 - 5	445	152	293
Regulatory credits	1 - 7	161	25	136
Other	1 - 16	100	97	3
Total		$4,095	$720	$3,375
The following summarizes the amount of intangible asset amortization expense included in the respective financial statement captions of the accompanying Condensed Consolidated Statements of Income (in millions of dollars):

	Financial Statement Caption	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Patented and unpatented technology, intellectual property, software, regulatory credits and other	Cost of sales	$40	$40	$122	$118
Dealer networks and other	Selling, administrative and other expenses	5	5	15	17
Total		$45	$45	$137	$135

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Based on the gross carrying amount of other intangible assets as of September 30, 2014, the estimated future amortization expense for the next five years was as follows (in millions of dollars):

Remainder of 2014	$49
2015	218
2016	172
2017	418
2018	102
Intangible assets that have a finite useful life are generally amortized over their respective estimated useful lives, on a straight-line basis. However, certain other finite-lived intangible assets are amortized in a manner that reflects the pattern in which the economic benefits of the intangible asset are consumed.
Note 8. Prepaid Expenses and Other Assets
The components of Prepaid expenses and other assets were as follows (in millions of dollars):

	September 30, 2014			December 31, 2013
	Current	Non- Current	Total	Current	Non- Current	Total
Amounts due from related parties (see Note 16)	$728	$—	$728	$729	$—	$729
Prepayment of expenses with related parties (see Note 16)	36	235	271	—	—	—
Prepaid pension expense	—	147	147	—	137	137
Other	1,025	323	1,348	918	300	1,218
Total	$1,789	$705	$2,494	$1,647	$437	$2,084
Note 9. Accrued Expenses and Other Liabilities
The components of Accrued expenses and other liabilities were as follows (in millions of dollars):

	September 30, 2014			December 31, 2013
	Current	Non- Current	Total	Current	Non- Current	Total
Pension and postretirement benefits	$193	$7,797	$7,990	$187	$8,126	$8,313
Product warranty costs	1,558	2,810	4,368	1,346	2,454	3,800
Sales incentives	3,814	—	3,814	3,636	—	3,636
Personnel costs	837	343	1,180	792	443	1,235
Amounts due to related parties (see Note 16) (1)	991	101	1,092	718	—	718
Vehicle residual value guarantees	574	—	574	343	—	343
Income and other taxes	343	122	465	441	98	539
Workers’ compensation	45	233	278	43	234	277
Accrued interest (2)	202	—	202	301	—	301
Restructuring actions (see Note 17)	19	27	46	22	34	56
Other (3)	1,930	669	2,599	2,001	371	2,372
Total	$10,506	$12,102	$22,608	$9,830	$11,760	$21,590

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(1)	Excludes amounts due to related parties for accrued interest separately discussed in (2) below.

(2)	Includes $215 million of accrued interest due to related parties as of December 31, 2013. Refer to Note 16, Other Transactions with Related Parties, for additional information.

(3)
As of September 30, 2014, the balance includes a $504 million obligation, $175 million current and $329 million non-current, associated with the MOU entered into with the UAW for continued support of our WCM programs. Included within the obligation is $7 million of interest accretion.

We issue various types of product warranties under which we generally guarantee the performance of products delivered for a certain period or term. The accrual for product warranties includes the expected costs of warranty obligations imposed by law or contract, as well as the expected costs for mandatory or voluntary actions to recall and repair vehicles and for buyback commitments. We accrue for estimated product warranty obligations when the related sale is recognized, which is reflected in the summary of the changes in accrued warranty costs below as "Provision for current period warranties." Estimates are principally based on assumptions regarding the lifetime warranty costs of each vehicle line and each model year of that vehicle line, as well as historical claims experience for our vehicles. Estimates of the future costs of these actions are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the number of vehicles affected by a service or recall action and the nature of the corrective action that may result in adjustments to the established accrual, which are reflected in the summary below as "Net adjustments to pre-existing warranties."
The changes in accrued product warranty costs (excluding deferred revenue from service contracts described below, as well as supplier recoveries) were as follows (in millions of dollars):

	Nine Months Ended September 30,
	2014	2013
Balance at beginning of period	$3,800	$3,514
Provision for current period warranties	1,706	1,264
Net adjustments to pre-existing warranties	407	107
Net warranty settlements	(1,494)	(1,114)
Translation and other adjustments	(51)	(32)
Balance at end of period	$4,368	$3,739
We recognized recoveries from suppliers related to warranty claims of $35 million and $20 million during the three months ended September 30, 2014 and 2013, respectively, and $67 million and $71 million during the nine months ended September 30, 2014 and 2013, respectively, which are excluded from the change in warranty costs above.
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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The following summarizes the changes in deferred revenue from these contracts (in millions of dollars):

	Nine Months Ended September 30,
	2014	2013
Balance at beginning of period	$1,239	$1,075
Deferred revenues for current period service contracts	569	509
Earned revenues in current period	(368)	(346)
Refunds of canceled contracts	(33)	(39)
Translation and other adjustments	(1)	8
Balance at end of period	$1,406	$1,207
Note 10. Financial Liabilities
The components of Financial liabilities were as follows (in millions of dollars):

	September 30, 2014
	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable Within One Year:
	Effective
Tranche B Term Loan due 2017	4.06%	(1)	$33	$33
Tranche B Term Loan due 2018	3.60%	(2)	18	18
Canadian Health Care Trust Notes:
Tranche A	6.48%	(3)	88	90
Tranche B	9.21%	(3)	24	24
Total Canadian Health Care Trust Notes			112	114
Mexican development banks credit facility due 2025	8.10%	(4)	29	29
	Weighted Average
Other:
Capital lease obligations	9.87%		72	64
Other financial obligations	14.38%		76	72
Total other financial liabilities			148	136
Total financial liabilities payable within one year			$340	$330

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Maturity	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable After One Year:
		Effective
Tranche B Term Loan due 2017	5/24/2017	4.06%	(1)	$3,118	$3,074
Tranche B Term Loan due 2018	12/31/2018	3.60%	(2)	1,723	1,699
Secured Senior Notes due 2019	6/15/2019	7.31%	(5)	2,875	2,952
Secured Senior Notes due 2021	6/15/2021	7.57%	(6)	3,080	3,186
Canadian Health Care Trust Notes:
Tranche A	6/30/2017	6.48%	(3)	199	208
Tranche B	6/30/2024	9.21%	(3)	358	366
Tranche C	6/30/2024	9.68%	(7)	112	98
Total Canadian Health Care Trust Notes				669	672
Mexican development banks credit facilities:
Credit facility due 2021	12/23/2021	7.00%	(8)	223	223
Credit facility due 2025	7/19/2025	8.10%	(4)	288	288
Total Mexican development banks credit facilities				511	511
		Weighted Average
Other:
Capital lease obligations	2015-2021	10.79%		348	325
Other financial obligations	2015-2024	13.66%		159	148
Total other financial liabilities				507	473
Total financial liabilities payable after one year				12,483	12,567
Total				$12,823	$12,897

	December 31, 2013
	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable Within One Year:
	Effective
VEBA Trust Note	11.71%		$224	$221
Tranche B Term Loan due 2017	4.08%	(1)	30	30

Canadian Health Care Trust Notes:
Tranche A	7.38%	(3)	83	85
Tranche B	9.21%	(3)	24	24
Total Canadian Health Care Trust Notes			107	109
Mexican development banks credit facility due 2025	8.81%	(4)	30	30
	Weighted Average
Other:
Capital lease obligations	9.95%		64	55
Other financial obligations	15.14%		51	46
Total other financial liabilities			115	101
Total financial liabilities payable within one year			$506	$491

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Maturity	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable After One Year:
		Effective
VEBA Trust Note	7/15/2023	11.71%		$4,491	$3,971
Tranche B Term Loan due 2017	5/24/2017	4.08%	(1)	2,895	2,842
Secured Senior Notes due 2019	6/15/2019	8.21%	(5)	1,500	1,486
Secured Senior Notes due 2021	6/15/2021	8.44%	(6)	1,700	1,683
Canadian Health Care Trust Notes:
Tranche A	6/30/2017	7.38%	(3)	298	312
Tranche B	6/30/2024	9.21%	(3)	402	411
Tranche C	6/30/2024	9.68%	(7)	110	95
Total Canadian Health Care Trust Notes				810	818
Mexican development banks credit facilities:
Credit facility due 2021	12/23/2021	7.50%	(8)	229	229
Credit facility due 2025	7/19/2025	8.81%	(4)	318	318
Total Mexican development banks credit facilities				547	547
		Weighted Average
Other:
Capital lease obligations	2016-2020	11.04%		316	286
Other financial obligations	2015-2024	13.83%		191	177
Total other financial liabilities				507	463
Total financial liabilities payable after one year				12,450	11,810
Total				$12,956	$12,301

(1)
Loan bears interest at LIBOR (subject to a 0.75 percent floor) +2.75 percent. Commencing in July 2011, interest has been reset every three months. Stated interest rate as of both September 30, 2014 and December 31, 2013 was 3.50 percent.

(2)	Loan bears interest at LIBOR (subject to a 0.75 percent floor) + 2.50 percent. Stated interest rate as of September 30, 2014 was 3.25 percent.

(3)	Note bears interest at a stated rate of 9.00 percent.

(4)	Represents the stated interest rate. Loan bears interest at the 28 day Interbank Equilibrium Interest Rate ("TIIE") + 4.80 percent subject to a quarterly reset of TIIE.

(5)	Notes bear interest at a stated rate of 8.00 percent.

(6)	Notes bear interest at a stated rate of 8.25 percent.

(7)	Note bears interest at a stated rate of 7.50 percent.

(8)	Represents the stated interest rate. Loan bears interest at the 28 day TIIE +3.70 percent subject to a monthly reset of TIIE.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

As of September 30, 2014, the carrying amounts of our financial obligations include fair value adjustments, premiums, discounts and loan origination fees totaling $74 million related to the following obligations (in millions of dollars):

Tranche B Term Loan due 2017	$(44)
Tranche B Term Loan due 2018	(24)
Secured Senior Notes due 2019	77
Secured Senior Notes due 2021	106
Canadian Health Care Trust Notes	5
Liabilities for capital lease and other financial obligations	(46)
Total	$74
As of September 30, 2014, the aggregate annual contractual maturities of our financial liabilities at face value were as follows (in millions of dollars):

Remainder of 2014	$89
2015	299
2016	317
2017	3,413
2018	1,889
2019 and thereafter	6,816
Total	$12,823
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

The proceeds of these transactions were used to prepay all amounts outstanding of approximately $5.0 billion under the VEBA Trust Note, which included a principal payment of $4,715 million and interest accrued through February 7, 2014. The $4,715 million principal payment consisted of $128 million of interest that was previously capitalized as additional debt with the remaining $4,587 million representing the original face value of the note. The payment of capitalized interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

In connection with the prepayment of the VEBA Trust Note, we recorded a non-cash charge of $504 million in the first quarter of 2014, consisting primarily of the remaining unamortized debt discount. The charge is included in Loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Income.
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
As of September 30, 2014, we may refinance or re-price the Tranche B Term Loan due 2017 and the Tranche B Term Loan due 2018 without premium or penalty.
Subsequent to these new debt issuances, and subject to the limitations in the amended and restated credit agreement governing the Senior Credit Facilities, the term loan credit agreement governing the Term Loan Credit Facility, and the indenture governing our secured senior notes, we have the option to increase the amount of the revolving credit facility maturing May 24, 2016, in an aggregate principal amount not to exceed $700 million, subject to certain conditions.
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
Secured Senior Notes
During the nine months ended September 30, 2014, net interest payments of $210 million were made on the outstanding Notes. The $210 million of net interest payments were composed of $198 million that is included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014, and $12 million related to the repayment of the debt issuance premium on the Offered Notes, which is included in Net Cash Used in Financing Activities in the accompanying Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014.
Canadian Health Care Trust Notes
On June 30, 2014, we made a scheduled payment on the Canadian Health Care Trust Tranche B note ("Canadian HCT Tranche B Note") of $64 million, which was composed of a $23 million principal payment and interest accrued through the payment

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

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
The payments of capitalized interest are included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013.
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
VEBA Trust Note
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
Refer to our 2013 Form 10-K for additional information related to the VEBA Trust Note.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Amounts Available for Borrowing under Credit Facilities
As of September 30, 2014, our $1.3 billion revolving credit facility remains undrawn and the Tranche B Term Loan due 2017, the Tranche B Term Loan due 2018 and the Mexican development banks credit facilities remain fully drawn. Our $4.5 billion ($5.0 billion Canadian dollar) Gold Key Lease secured revolving credit facility remained undrawn as of September 30, 2014, however, no additional funding will be provided as this facility was terminated effective October 10, 2014.
Refer to our 2013 Form 10-K for additional information regarding the terms of our financing arrangements.
Note 11. Income Taxes
For interim tax reporting, we estimate our annual effective tax rate and apply it to our year to date ordinary income (loss). The tax effect of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates are reported in the interim period in which they occur. There have been no significant changes in our estimates or the provision for income taxes during the nine months ended September 30, 2014.
Note 12. Commitments, Contingencies and Concentrations
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
As previously disclosed, in June 2014, the National Development and Reform Commission of the Government of the People’s Republic of China ("NDRC") initiated an investigation of Chrysler Group (China) Sales Limited ("CGCSL") a 100 percent owned subsidiary of the Company, relating to the Company’s compliance with the Chinese Anti-Monopoly Law ("AML"). In September 2014, the NDRC announced the imposition on CGCSL of a fine in the amount of 31.682 million renminbi (approximately $5.1 million) as a result of past practices or acts that were deemed to violate the AML.
Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. We establish an accrual in connection with pending or threatened litigation if a loss is probable and can be reasonably estimated. Since these accruals represent estimates, it is reasonably possible that the resolution of some of these matters could require us to make payments in excess of the amounts accrued. It is also reasonably possible that the resolution of some of the matters for which accruals could not be made may require us to make payments in an amount or range of amounts that could not be reasonably estimated at September 30, 2014.
The term "reasonably possible" is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. Although the final resolution of any such matters could have a material effect on our operating results for the particular reporting period in which an adjustment of the estimated accrual is recorded, we believe that any resulting adjustment would not materially affect our consolidated financial position or cash flows.
Environmental Matters
We are subject to potential liability under government regulations and various claims and legal actions that are pending or may be asserted against us concerning environmental matters. Estimates of future costs of such environmental matters are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the development and application of new technologies, the identification of new sites for which we may have remediation responsibility and the apportionment and collectability of remediation costs among responsible parties. We establish an accrual for these environmental matters when a loss is probable and reasonably estimable. It is reasonably possible that the final resolution of some of these matters may require us to make expenditures in excess of established accruals, over an extended period of time and in a range of amounts

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

that cannot be reasonably estimated. Although the final resolution of any such matters could have a material effect on our operating results for the particular reporting period in which an adjustment to the estimated accrual is recorded, we believe that any resulting adjustment would not materially affect our consolidated financial position or cash flows.
Voluntary Service Actions and Recall Actions
We periodically initiate voluntary service and recall actions to address various customer satisfaction, safety and emissions issues related to vehicles we sell. We accrue for estimated product warranty obligations, including the estimated cost of these service and recall actions, when the related sale is recognized. Refer to Note 9, Accrued Expenses and Other Liabilities, for additional information. The estimated future costs of these actions are based primarily on historical claims experience for our vehicles.
Estimates of the future costs of these actions are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the number of vehicles affected by a service or recall action and the nature of the corrective action that may result in adjustments to the established accruals. It is reasonably possible that the ultimate cost of these service and recall actions may require us to make expenditures in excess of established accruals, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the ultimate cost of these service and recall actions could have a material effect on our operating results for the particular reporting period in which an adjustment to the estimated accrual is recorded, we believe that any such adjustment would not materially affect our consolidated financial position or cash flows.
Restricted Cash
Restricted cash, which includes cash equivalents, was $314 million as of September 30, 2014. Restricted cash included $228 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler AG and $86 million of collateral for other contractual agreements.
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
Employees
In the U.S. and Canada combined, substantially all of our hourly employees and approximately 20 percent of our salaried employees were represented by unions under collective bargaining agreements, which represented approximately 65 percent of our worldwide workforce as of September 30, 2014. The UAW and Unifor represent substantially all of these represented employees in the U.S. and Canada, respectively.
On January 21, 2014, we entered into the MOU with the UAW to supplement our existing collective bargaining agreement. In exchange for the UAW's legally enforceable specific commitment to continue to support the implementation of WCM programs throughout our manufacturing facilities, to facilitate benchmarking across all of our manufacturing plants and to actively assist in the achievement of our long-term business plan, we agreed to make payments totaling $700 million to be paid in four equal annual installments. At the direction of the UAW, the payments are to be made to the VEBA Trust. As the MOU was negotiated and executed concurrently with the Equity Purchase Agreement described above and as Fiat was a related party to us and the UAW and the VEBA Trust were related parties, the two agreements were accounted for by Fiat as a single commercial transaction with multiple elements. As a result, the fair value of the total consideration paid under the Equity Purchase Agreement and the MOU was allocated to the various elements acquired by Fiat and us. Due to the unique nature and inherent judgment involved in determining the fair value of the UAW’s commitments under the MOU, a residual value methodology

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

was used to determine the portion of the consideration paid attributable to the UAW’s commitments. We have reflected in the accompanying condensed consolidated financial statements only the impacts of these transactions that are related to us. Refer to Note 16, Other Transactions with Related Parties, for a discussion of the accounting for these transactions.
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
Under the financing arrangement, SCUSA has agreed to specific transition milestones for the initial year following launch. We have deemed SCUSA’s performance toward the milestones satisfactory and agreed that the SCUSA Agreement will have a ten year term commencing February 2013, subject to early termination in certain circumstances, including the failure by a party to comply with certain of its ongoing obligations under the SCUSA Agreement. In accordance with the terms of the agreement, SCUSA provided us an upfront, nonrefundable payment of $150 million in May 2013, which was recognized as Deferred revenue and is being amortized over ten years. As of September 30, 2014, $129 million remained in Deferred revenue in the accompanying Condensed Consolidated Balance Sheets.
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
Ally Auto Finance Operating Agreement and Repurchase Obligations
In April 2013, the Auto Finance Operating Agreement between the Company and Ally Financial Inc. ("Ally"), which we refer to as the "Ally Agreement," was terminated. Notwithstanding the termination of the Ally Agreement, we anticipate that Ally will continue to provide wholesale and retail financing to our dealers and retail customers in the U.S. in accordance with its usual and customary lending standards.
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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

As of September 30, 2014, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $372 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at September 30, 2014, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made, net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.
Arrangements with Key Suppliers
From time to time, in the ordinary course of our business, we enter into various arrangements with third party key suppliers in order to establish strategic and technological advantages. A limited number of these arrangements contain unconditional purchase obligations to purchase a fixed or minimum quantity of goods and/or services with fixed and determinable price provisions. Purchases under our arrangements with third parties were $179 million and $228 million for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, we increased our purchase obligations with certain suppliers. Future minimum purchase obligations under our arrangements as of September 30, 2014 were as follows (in millions of dollars):

Remainder of 2014	$93
2015	295
2016	268
2017	222
2018	209
2019 and thereafter	218
In addition, certain of the arrangements we have entered into with FCA contain unconditional purchase obligations to purchase a fixed or minimum quantity of goods and/or services with fixed and determinable price provisions. During the nine months ended September 30, 2014, we increased our purchase obligations with FCA. Purchases under our arrangements were $417 million and $321 million for the nine months ended September 30, 2014 and 2013, respectively. Future minimum purchase obligations under our arrangements as of September 30, 2014 were as follows (in millions of dollars):

Remainder of 2014	$13
2015	82
2016	91
2017	100
2018	100
2019 and thereafter	210

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 13. Fair Value Measurements
The following summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions of dollars):

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$11,940	$1,637	$—	$13,577
Restricted cash	314	—	—	314
Derivatives:
Currency forwards and swaps	—	104	—	104
Commodity swaps and options	—	6	4	10
Total	$12,254	$1,747	$4	$14,005
Liabilities:
Derivatives:
Currency forwards and swaps	$—	$68	$—	$68
Commodity swaps and options	—	11	9	20
Total	$—	$79	$9	$88

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$12,129	$1,215	$—	$13,344
Restricted cash	333	—	—	333
Derivatives:
Currency forwards and swaps	—	119	—	119
Commodity swaps and options	—	8	6	14
Total	$12,462	$1,342	$6	$13,810
Liabilities:
Derivatives:
Currency forwards and swaps	$—	$15	$—	$15
Commodity swaps and options	—	11	3	14
Total	$—	$26	$3	$29
During the nine months ended September 30, 2014 and 2013, there were no transfers between Level 1 and Level 2 or into or out of Level 3.
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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

We take into consideration credit valuation adjustments on both assets and liabilities taking into account credit risk of our counterparties and non-performance risk as described in Note 14, Derivative Financial Instruments and Risk Management.
The following summarizes the changes in Level 3 items measured at fair value on a recurring basis (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives Assets (Liabilities):
Fair Value at beginning of the period	$18	$(5)	$3	$9
Total realized and unrealized gains (losses):
Included in Net income (1)	6	—	14	4
Included in Other comprehensive income (loss) (2)	(22)	15	(4)	2
Settlements (3)	(7)	(3)	(18)	(8)
Fair value at end of the period	$(5)	$7	$(5)	$7
Changes in unrealized gains (losses) relating to instruments held at end of period (1)	$—	$—	$—	$—

(1)	The related realized and unrealized gains (losses) are recognized in Cost of sales in the accompanying Condensed Consolidated Statements of Income.

(2)	The related realized and unrealized gains (losses) are recognized in Other comprehensive income (loss) in the accompanying Condensed Consolidated Statements of Comprehensive Income.

(3)	There were no purchases, issuances or sales during the three and nine months ended September 30, 2014 and 2013.
The following summarizes the unobservable inputs related to Level 3 items measured at fair value on a recurring basis as of September 30, 2014:

	Net Liability (in millions of dollars)	Valuation Technique	Unobservable Input	Range	Unit of Measure
Commodity swaps	$(5)	Discounted	Platinum forward points	$ 0.27 — $ 10.44	Per troy ounce
		cash flow	Palladium forward points	$ 0.09 — $ 2.08	Per troy ounce
			Natural gas forward points	$ (0.26) — $ 0.35	Per giga-joule
The forward points that were used in the valuation of platinum, palladium and certain natural gas contracts were deemed unobservable. Significant increases or decreases in any of the unobservable inputs in isolation would not significantly impact our fair value measurements.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The carrying amounts and estimated fair values of our financial instruments were as follows (in millions of dollars):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$13,577	$13,577	$13,344	$13,344
Restricted cash	314	314	333	333
Financial liabilities (1)	12,897	13,256	12,301	13,407
Derivatives:
Included in Prepaid expenses and other assets and Advances to related parties and other financial assets	114	114	133	133
Included in Accrued expenses and other liabilities	88	88	29	29

(1)
As of September 30, 2014, the fair value of Financial liabilities includes $11.3 billion and $2.0 billion measured utilizing Level 2 and Level 3 inputs, respectively. As of December 31, 2013, the fair value of Financial liabilities includes $6.5 billion and $6.9 billion measured utilizing Level 2 and Level 3 inputs, respectively.

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
Note 14. Derivative Financial Instruments and Risk Management
Derivative Instruments
All derivative instruments are recognized in the accompanying Condensed Consolidated Balance Sheets at fair value. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. The fair values of our derivative financial instruments are based on pricing models or formulas using current estimated cash flow and discount rate assumptions. We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. The adjustment is estimated based on the net exposure by counterparty. We use an estimate of the counterparty’s non-performance risk when we are in a net asset position and an estimate of our own non-performance risk when we are in a net

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

liability position. As of September 30, 2014 and December 31, 2013, the adjustment for non-performance risk did not materially impact the fair value of derivative instruments.
The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single–A or better. The aggregate fair value of derivative instruments in asset positions as of September 30, 2014 and December 31, 2013 was approximately $114 million and $133 million, respectively, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss that we would recognize if all counterparties failed to perform as contracted could be significantly lower.
The terms of the agreements with our counterparties for foreign currency exchange and commodity hedge contracts require us to post collateral when derivative instruments are in a liability position, subject to posting thresholds. In addition, these agreements contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding net asset or liability positions. These cross-default provisions could be triggered if there was a non-performance event under certain debt obligations. The fair values of the related gross liability positions as of September 30, 2014 and December 31, 2013, which represent our maximum potential exposure, were $88 million and $29 million, respectively. Pursuant to the terms of our agreements, no collateral was required to be posted as of September 30, 2014 or December 31, 2013.
The following presents the gross and net amounts of our derivative assets and liabilities after giving consideration to the terms of the master netting arrangements with our counterparties (in millions of dollars):

	September 30, 2014		December 31, 2013
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amounts recognized in the Condensed Consolidated Balance Sheets	$114	$88	$133	$29
Gross amounts not offset in the Condensed Consolidated Balance Sheets that are eligible for offsetting
Derivatives	(81)	(81)	(24)	(24)
Cash collateral pledged	—	—	—	—
Net Amount	$33	$7	$109	$5
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
Cash Flow Hedges
We use financial instruments designated as cash flow hedges to hedge exposure to foreign currency exchange risk associated with transactions in currencies other than the functional currency in which we operate. We also use financial instruments designated as cash flow hedges to hedge our exposure to commodity price risk associated with buying certain commodities used in the ordinary course of our operations. Changes in the fair value of designated derivatives that are highly effective as cash flow hedges are recorded in AOCI, net of estimated income taxes. These changes in the fair value are then released into earnings contemporaneously with the earnings effects of the hedged items. Cash flows associated with cash flow hedges are reported in Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows. The ineffective portions of the fair value changes are recognized in the results of operations immediately. The amount of ineffectiveness recorded for the nine months ended September 30, 2014 and 2013 was immaterial. Our cash flow hedges mature within 21 months.

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
The following summarizes the fair values of derivative instruments designated as cash flow hedges which were outstanding (in millions of dollars):

	September 30, 2014
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$4,473	$80	$(56)
Commodity swaps	240	5	(10)
Total	$4,713	$85	$(66)

	December 31, 2013
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$2,494	$107	$(12)
Commodity swaps	212	9	(3)
Total	$2,706	$116	$(15)

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The following summarizes the pre-tax effect of gains (losses) recorded in Other comprehensive income (loss) and reclassified from AOCI to income (in millions of dollars):

	Three Months Ended September 30, 2014
	AOCI as of July 1, 2014	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of September 30, 2014
Currency forwards and swaps	$(78)	$142	$30	$34
Commodity swaps	26	(19)	6	1
Total	$(52)	$123	$36	$35

	Three Months Ended September 30, 2013
	AOCI as of July 1, 2013	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of September 30, 2013
Currency forwards and swaps	$159	$(49)	$6	$104
Commodity swaps	(5)	16	1	10
Total	$154	$(33)	$7	$114

	Nine Months Ended September 30, 2014
	AOCI as of January 1, 2014	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of September 30, 2014
Currency forwards and swaps	$106	$47	$119	$34
Commodity swaps	8	11	18	1
Total	$114	$58	$137	$35

	Nine Months Ended September 30, 2013
	AOCI as of January 1, 2013	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of September 30, 2013
Currency forwards and swaps	$(40)	$175	$31	$104
Commodity swaps	4	6	—	10
Total	$(36)	$181	$31	$114
We expect to reclassify existing pre-tax net gains of $26 million from AOCI to income within the next 12 months.
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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The following summarizes the fair values of derivative instruments not designated as hedges (in millions of dollars):

	September 30, 2014
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$1,680	$24	$(12)
Commodity swaps and options	397	5	(10)
Total	$2,077	$29	$(22)

	December 31, 2013
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$427	$12	$(3)
Commodity swaps and options	396	5	(11)
Total	$823	$17	$(14)

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
The following summarizes the effect of derivative instruments not designated as hedges in the respective financial statement captions of the accompanying Condensed Consolidated Statements of Income (in millions of dollars):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial Statement Caption	2014 Gain (Loss)	2013 Gain (Loss)	2014 Gain (Loss)	2013 Gain (Loss)
Currency forwards and swaps	Revenues, net	$9	$1	$(7)	$30
Commodity swaps and options	Cost of sales	(3)	13	(4)	(50)
	Total	$6	$14	$(11)	$(20)
Note 15. Employee Retirement and Other Benefits
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
Defined Benefit Pension Plans —Obligation
During the second quarter of 2013, we amended our U.S. and Canadian salaried defined benefit pension plans. The U.S. plans were amended in order to comply with Internal Revenue Service regulations, cease the accrual of future benefits effective December 31, 2013, and enhance the retirement factors. The Canada amendment ceases the accrual of future benefits effective December 31, 2014, enhances the retirement factors and continues to consider future salary increases for the affected

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

employees. The changes to the plans resulted in an interim remeasurement of the plans, as well as a curtailment gain and plan amendments. As a result, we recognized a $780 million net reduction to our pension obligation, a $9 million reduction to prepaid pensions and a corresponding $771 million increase in accumulated other comprehensive income. For the nine months ended September 30, 2014, there were no plan amendments that would have a remeasurement impact or curtailment gain/loss to our defined benefit pension plans. Refer to our 2013 Form 10-K for additional information regarding the amended U.S and Canadian salaried defined pension plans.
Benefits Expense
The components of pension and other postretirement benefits ("OPEB") expense (income) were as follows (in millions of dollars):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Pension Benefits	OPEB	Pension Benefits	OPEB	Pension Benefits	OPEB	Pension Benefits	OPEB
Service cost	$57	$6	$93	$8	$168	$21	$273	$23
Interest cost	349	32	337	30	1,064	100	1,007	90
Expected return on plan assets	(425)	—	(450)	—	(1,265)	—	(1,378)	—
Recognition of net actuarial losses	15	6	69	11	58	17	208	35
Amortization of prior service cost (credit)	2	—	3	(10)	10	—	4	(31)
Other	—	—	2	—	—	—	4	—
Net periodic benefit costs	$(2)	$44	$54	$39	$35	$138	$118	$117
Contributions and Payments
During the nine months ended September 30, 2014, employer contributions to our U.S. and Canadian funded pension plans amounted to $248 million and $4 million, respectively. For the remainder of 2014, employer contributions to our U.S. funded pension plans are expected to be $2 million to satisfy minimum funding requirements; employer contributions to our Canadian funded pension plans are expected to be $1 million to satisfy minimum funding requirements.
Employer contributions to our unfunded pension and OPEB plans amounted to $17 million and $131 million, respectively, for the nine months ended September 30, 2014. Employer contributions to our unfunded pension and OPEB plans for the remainder of 2014 are expected to be $5 million and $44 million, respectively, which represent the expected benefit payments to participants.
Note 16. Other Transactions with Related Parties
We engage in arm's length transactions with unconsolidated subsidiaries, associated companies and other related parties on commercial terms that are normal in their respective markets, considering the characteristics of the goods or services involved.
Fiat Ownership Interest
On January 21, 2014, Fiat completed the Equity Purchase Agreement in which its 100 percent owned subsidiary, FNA, indirectly acquired from the VEBA Trust all of the membership interests in the Company not previously held by FNA. In consideration for the sale of its membership interests in the Company, the VEBA Trust received $3,650 million consisting of:

•
a special distribution paid from available cash on hand by the Company to its members, in an aggregate amount of $1,900 million (FNA directed its portion of the special distribution to the VEBA Trust as part of the purchase consideration), which served to fund a portion of the transaction; and

•	$1,750 million paid by FNA.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

As part of the Equity Purchase Agreement, FNA and the VEBA Trust dismissed with prejudice all proceedings before the Delaware Court of Chancery with respect to the interpretation of a call option agreement which granted FNA the right to acquire certain of the membership interests in the Company held by the VEBA Trust. Options for approximately 10 percent of our membership interests that had been previously exercised by FNA were fulfilled and the underlying equity was acquired by FNA in connection with the Equity Purchase Agreement.
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
As the MOU was negotiated and executed concurrently with the Equity Purchase Agreement and as Fiat was a related party and the UAW and the VEBA Trust were related parties, the two agreements were accounted for by Fiat as a single commercial transaction with multiple elements. As a result, the fair value of the total consideration paid under the Equity Purchase Agreement and the MOU was allocated to the various elements acquired by Fiat. Due to the unique nature and inherent judgment involved in determining the fair value of the UAW’s commitments under the MOU, a residual value methodology was used to determine the portion of the consideration paid attributable to the UAW’s commitments as follows:

Consideration paid:
Special distribution from the Company	$1,900
Cash payment from FNA	1,750
Fair value of financial commitments under the MOU	672
Total consideration paid	$4,322
Less value attributed to the acquired elements:
Estimated price paid for the fulfillment of previously exercised options on approximately 10 percent of our membership interest	650
Fair value of approximately 31.5 percent of our membership interest	3,002
Residual value allocated to the UAW's commitments under the MOU	670
Total value attributed to the acquired elements	$4,322
The following paragraphs describe the application of the residual value methodology that would have been applied by FCA if it were to account for these transactions under U.S. GAAP. We have included these disclosures to describe how this methodology was applied under U.S. GAAP for the purposes of our reporting. We have reflected in the accompanying condensed consolidated financial statements only the impacts of these transactions that are related to us.
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
We have recorded the expense for the UAW’s contractually binding and legally enforceable commitments under the MOU in Selling, administrative and other expenses in the accompanying Condensed Consolidated Statements of Income which represents the amount of consideration paid that was allocated to the UAW’s commitments under the MOU.
Concurrent with the closing of the transaction, we paid a distribution of $60 million to our members in connection with such members' tax obligations. As this payment was made pursuant to a specific requirement in our LLC Agreement, it was excluded from the residual value allocation of consideration paid under the Equity Purchase agreement and the MOU.
Other Transactions
We collaborate with FCA on a number of fronts, including product, powertrain and platform sharing and development, global distribution, procurement, information technology infrastructure and process improvement. We are party to a master industrial agreement with FCA and certain of its other affiliates which governs these commercial arrangements as more fully described below.
We manufacture certain Fiat-brand vehicles in Mexico, which are distributed by us throughout North America and select markets and sold to FCA for distribution in other select markets. In addition, FCA manufactures certain Fiat-brand vehicles for us, which we distribute in select markets. We are the exclusive distributor of Fiat-brand and Alfa Romeo vehicles and service parts throughout North America. We have also taken on the distribution of FCA vehicles outside North America in those regions where our dealer networks are better established. FCA is the general distributor of our vehicles and service parts in Europe and certain other markets outside of North America, where their dealer networks are better established.
We have agreed to share access to certain platforms, vehicles, products and technology.  We have also agreed to share costs with FCA related to joint engineering and development activities and will reimburse each other based upon costs agreed to under the respective cost sharing arrangements. We have also entered into other transactions with FCA for the purchase and supply of goods and services, including transactions in the ordinary course of business. We are obligated to make royalty payments to FCA related to certain of the intellectual property that Fiat contributed to us. These royalty payments are calculated based on a percentage of the material cost of the vehicle, or portion of the vehicle or component, in which we utilize such intellectual property.
In May 2012, and pursuant to a 2011 definitive technology license agreement with Fiat, we recorded a $37 million license fee for Fiat’s use of intellectual property in the production of two vehicles. We began amortizing the applicable portion of the seven year license fee when production launched for each of the vehicles in 2013. As of September 30, 2014, $29 million remained in Deferred revenue in the accompanying Condensed Consolidated Balance Sheets.
In May 2013, we entered into a $120 million six-year capital lease with Fiat related to equipment and tooling used in the production of a vehicle.
In December 2013, we entered into an agreement with Fiat related to the production of a vehicle for which FCA will incur, on our behalf, costs and expenses for the development, manufacture and procurement of tooling, machinery and equipment. In September 2014, we recorded $61 million associated with the Company unique tooling, machinery and equipment and as of September 30, 2014, $241 million of such expenditures remained in Property, plant and equipment, net in the accompanying Condensed Consolidated Balance Sheets.
In March 2014, we entered into an additional agreement with Fiat which sets out the terms under which we will fund our share of certain common capital investments, determined proportionally based on our share of committed contract volumes of supplied vehicles. In September 2014, in accordance with the agreement, we recorded an additional $64 million related to

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

common capital investments. In addition, after production of the vehicle began and vehicles were sold, we began amortizing the prepaid asset in September 2014. As a result, $271 million remained in Prepaid expenses and other assets in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2014.
In April 2014, we announced our agreement to join in a joint venture partnership with Fiat and Guangzhou Automobile Group Co., Ltd. According to the agreement, the joint venture, GAC Fiat Automobiles Co., Ltd., will begin localized production of three new Jeep vehicles for the Chinese market, expanding the portfolio of Jeep sport utility vehicles currently available to Chinese consumers as imports. The amounts, structure, investments and funding are expected to be finalized in 2014. Production is expected to begin by late 2015.
The following summarizes our transactions with Fiat (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales of vehicles, parts and services provided to Fiat	$556	$605	$1,867	$1,603
Purchases of vehicles, parts, services, tooling, machinery and equipment from Fiat	723	711	1,982	1,730
Amounts capitalized in Property, plant and equipment, net and Other intangible assets, net	102	53	305	194
Reimbursements to Fiat recognized (1)	31	23	51	75
Reimbursements from Fiat recognized (1)	10	12	24	26
Royalty income from Fiat	3	2	9	6
Royalty fees incurred for intellectual property contributed by Fiat	—	—	1	1
Interest income on financial resources provided to Fiat	—	—	1	1
Interest expense on financial resources provided by Fiat	5	3	10	6

(1)	Includes reimbursements recognized for costs related to shared engineering and development activities performed under the product and platform sharing arrangements.
VEBA Trust
Effective January 21, 2014, the VEBA Trust is no longer deemed to be a related party as a result of Fiat's acquisition of the VEBA Trust's approximately 41.5 percent ownership interest in us. Interest expense on the VEBA Trust Note totaled $23 million for the period from January 1, 2014 to January 20, 2014, and for the three and nine months ended September 30, 2013 totaled $107 million and $326 million, respectively. Refer to Note 10, Financial Liabilities, for additional information regarding our prepayment of the VEBA Trust Note in February 2014.

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Related Party Summary
Amounts due from and to related parties, respectively, were as follows (in millions of dollars):

	September 30, 2014
	VEBA Trust		Fiat	Other	Total
Amounts due from related parties (included in Prepaid expenses and other assets and Advances to related parties and other financial assets)	$—		$712	$25	$737
Amounts due to related parties (included in Accrued expenses and other liabilities)	$—		$1,080	$12	$1,092
Financial liabilities to related parties (included in Financial liabilities)	—		96	—	96
Total due to related parties	$—		$1,176	$12	$1,188

	December 31, 2013
	VEBA Trust		Fiat	Other	Total
Amounts due from related parties (included in Prepaid expenses and other assets and Advances to related parties and other financial assets)	$—		$725	$13	$738
Amounts due to related parties (included in Accrued expenses and other liabilities)	$215		$714	$4	$933
Financial liabilities to related parties (included in Financial liabilities)	4,192	(1)	127	—	4,319
Total due to related parties	$4,407		$841	$4	$5,252

(1)	Amount is net of $523 million discount. Refer to Note 10, Financial Liabilities, for additional information.
Amounts included in "Other" above relate to balances with related unconsolidated companies as a result of transactions in the ordinary course of business.
Subsequent Transactions
On October 1, 2014, Chrysler Japan Co., Ltd ("Chrysler Japan") executed an agreement to acquire substantially all of the assets and liabilities of Fiat Group Automobiles Japan Ltd. (“FGAJ”) in exchange for newly issued shares in Chrysler Japan representing a 40 percent stake in the entity. Refer to Note 21, Subsequent Events, for additional information.
On October 1, 2014, the Company completed the sale of Chrysler do Brazil to Fiat. Refer to Note 6, Property, Plant and Equipment and Note 21, Subsequent Events, for additional information.
Note 17. Restructuring Actions
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
Key initiatives for Old Carco’s restructuring actions included workforce reductions, elimination of excess production capacity, refinements to its product portfolio and restructuring of international distribution operations. To eliminate excess production capacity, Old Carco eliminated manufacturing work shifts, reduced line speeds at certain manufacturing facilities, adjusted volumes at stamping and powertrain facilities and idled certain manufacturing plants. Old Carco’s restructuring actions also included the cancellation of five existing products from its portfolio, discontinued development on certain previously planned

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

product offerings and the closure of certain parts distribution centers in the U.S. and Canada. We will continue to execute the remaining actions under Old Carco’s restructuring initiatives. The remaining actions principally include the completion of the activities associated with the idling of two manufacturing facilities and the restructuring of our international distribution operations, the plans for which have been refined, including the integration of the operations of our European distribution and dealer network into FCA’s distribution organization. Costs associated with these remaining actions include, but are not limited to, employee severance, legal claims and other international dealer network related costs. The remaining workforce reductions will affect represented and non-represented hourly and salaried employees and will be achieved through a combination of retirements, special programs, attrition and involuntary separations.
For the three and nine months ended September 30, 2014, we recorded charges of $1 million and $11 million primarily related to employee severance costs. There were no restructuring charges recorded during the three and nine months ended September 30, 2013.
We made refinements to existing reserve estimates resulting in net reductions of $6 million and $12 million for the nine months ended September 30, 2014 and 2013, respectively, and $1 million for the three months ended September 30, 2013. No refinements were made to existing reserve estimates during the three months ended September 30, 2014. During the nine months ended September 30, 2014, the adjustments related to decreases in the expected workforce reduction costs and legal claim reserves. During the three and nine months ended September 30, 2013, the adjustments related to decreases in the expected workforce reduction costs and legal claim reserves. In both periods, the adjustments were made as a result of management’s adequacy reviews, which took into consideration the status of the restructuring actions and the estimated costs to complete the actions.
The restructuring charges and reserve adjustments are included in Restructuring expense (income), net in the accompanying Condensed Consolidated Statements of Income and would have otherwise been reflected in Cost of sales and Selling, administrative and other expenses.
We anticipate that the total costs we will incur related to these restructuring activities, including the initial assumption of the $554 million obligation from Old Carco, as well as additional charges and refinements made to the estimates, will be $528 million, including $360 million related to employee workforce reduction costs and $168 million of other costs. We expect to make payments of approximately $46 million.
Restructuring reserves are included in Accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets. The following summarizes the restructuring reserves activity (in millions of dollars):

	Nine Months Ended September 30,
	2014			2013
	Workforce Reductions	Other	Total	Workforce Reductions	Other	Total
Balance at beginning of period	$11	$45	$56	$20	$49	$69
Charges	10	1	11	—	—	—
Adjustments to reserve estimates	(1)	(5)	(6)	(7)	(5)	(12)
Payments	(10)	(2)	(12)	—	(1)	(1)
Other, including currency translation	—	(3)	(3)	—	1	1
Balance at end of period	$10	$36	$46	$13	$44	$57
Note 18. Venezuelan Currency Regulations and Devaluation
As of September 30, 2014 and December 31, 2013, the net monetary assets of Chrysler de Venezuela ("CdV") denominated in Venezuelan Bolivar ("VEF") were 361 million ($30 million at 12.0 VEF per U.S. dollar ("USD")) and 2,221 million ($352 million at 6.3 VEF per USD), respectively, which included cash and cash equivalents denominated in VEF of 1,084 million ($90 million at 12.0 VEF per USD) and 2,347 million ($373 million at 6.3 VEF per USD), respectively.
Based on first quarter 2014 developments related to the foreign exchange process in Venezuela, we changed the exchange rate used to remeasure our Venezuelan subsidiary’s net monetary assets in USD as of March 31, 2014. As the official exchange rate

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

is increasingly reserved only for purchases of those goods and services deemed "essential" by the Venezuelan government, we began to use the exchange rate determined by an auction process conducted by Venezuela's Supplementary Foreign Currency Administration System ("SICAD"), referred to as the "SICAD I rate", as of March 31, 2014.
In late March 2014, the Venezuelan government introduced an additional auction-based foreign exchange system, referred to as the SICAD II rate. The SICAD II rate has ranged from 49 and 51.9 VEF to USD in the period since its introduction through November 5, 2014. The SICAD II rate is expected to be used primarily for imports and has been limited to amounts of VEF that can be exchanged into other currencies, such as the USD.
As a result of the recent exchange agreement between the Central Bank of Venezuela and the Venezuelan government and the limitations of the SICAD II rate, we believe any future remittances of dividends would be transacted at the SICAD I rate. As a result, we determined that the SICAD I rate is the most appropriate rate to use.
During the three months ended September 30, 2014, we recorded a remeasurement charge of $4 million as a reduction to Revenues, net, as the SICAD I rate increased from 10.6 to 12.0 VEF per USD. During the nine months ended September 30, 2014, we recorded total remeasurement charges of $133 million as a result of using the SICAD I rate to remeasure our net monetary assets at September 30, 2014.
During the three months ended September 30, 2014, we recorded a net transaction gain of $1 million as an increase to Revenues, net. During the nine months ended September 30, 2014, we recorded total net transaction gains of $4 million to Revenues, net.
During the nine months ended September 30, 2013, we recorded a remeasurement charge of $78 million as a reduction to Revenues, net. During the three and nine months ended September 30, 2013, we recorded total transaction gains in Revenues, net, of $5 million and $21 million, respectively.
Note 19. Share-Based Compensation
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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

On January 21, 2014, Fiat completed the Equity Purchase Agreement in which its 100 percent owned subsidiary, FNA, indirectly acquired from the VEBA Trust all of the membership interests in the Company not previously held by FNA. The implied fair value of the Company in that transaction was determined by Fiat based upon the range of potential values determined in connection with the IPO that we were pursuing at the direction of our members at that time, reduced by approximately 15 percent for the expected discount that would have been realized in order to complete a successful IPO for the minority interest being sold. This value was used to corroborate the fair value, including the discount for lack of marketability, determined at December 31, 2013. Refer to Note 16, Other Transactions with Related Parties, for additional information. There were no such transactions during 2013.
As of September 30, 2014, 29,400,000 units are authorized to be granted for the RSU Plan, Director RSU Plan and 2012 LTIP Plan. There is no limit on the number of phantom shares of the Company (“Phantom Shares”) authorized under the DPS Plan. Upon adoption of the 2012 LTIP Plan, we agreed to cease making further grants under the RSU Plan and DPS Plan. The plans are described in more detail below.
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
During 2014, two transactions occurred that diluted the fair value of equity and the per unit fair value of a Chrysler Group Unit based on our discounted cash flow methodology. These transactions were:

•
A special distribution paid from available cash on hand by the Company to its members, in an aggregate amount of $1,900 million on January 21, 2014, which served to fund a portion of the transaction whereby Fiat acquired the VEBA Trust's remaining membership interest in the Company (FNA directed its portion of the special distribution to the VEBA Trust as part of the purchase consideration); and

•
The prepayment of the Company’s VEBA Trust Note on February 7, 2014 that accelerated tax deductions that were being passed through to the Company's members. Had the payments been made according to the original terms of the VEBA Trust Note, an expected future tax benefit, net of discounting, of approximately $720 million would have been realized.

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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

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
Once vested, LTIP RSUs and LTIP PSUs will be settled in cash or, in the event we complete an IPO of equity securities, the Compensation Committee has the discretion to settle the awards in cash or shares of the Company's publicly traded stock. Settlement will be made as soon as practicable after vesting, but in any case no later than March 15th of the year following vesting. Vesting of the LTIP RSUs and LTIP PSUs may be accelerated in certain circumstances, including upon the participant’s death, disability or in the event of a change of control.
In light of the May 6, 2014 publication of the 2014-2018 FCA Business Plan and in recognition of the Company's performance for the 2012 and 2013 performance years, the Compensation Committee, on May 12, 2014, approved an amendment to outstanding LTIP PSU award agreements, subject to participant consent, to modify outstanding LTIP PSUs by closing the performance period for such awards as of December 31, 2013. Participants were notified of this modification on or about May 30, 2014, and all plan participants subsequently consented to the amendment. The modification provides for a payment of the LTIP PSUs granted under the 2012 LTIP Plan representing two-thirds of the original LTIP PSU award based on the unadjusted December 31, 2013 per unit fair value of $10.47. To receive the LTIP PSU payment, a participant must remain an employee up to the date the LTIP PSUs are paid, which is expected to occur between January 1, 2015 and March 15, 2015. As a result, compensation expense was reduced by approximately $21 million during the nine months ended September 30, 2014.
We recognized expense related to the 2012 LTIP Plan of $7 million and $15 million during the three months ended September 30, 2014 and 2013, respectively, and $2 million and $33 million during the nine months ended September 30, 2014 and 2013, respectively. Compensation expense for the nine months ended September 30, 2014 includes the reduction of expense recognized in connection with the modification that occurred in May 2014. The corresponding tax benefit in all periods was insignificant. Total unrecognized compensation expense at September 30, 2014 was approximately $10 million. Expense will be recognized over the remaining service periods. There were no payments under this plan during the three months ended September 30, 2014 and 2013. Payments under this plan were $11 million and $6 million during the nine months ended September 30, 2014 and 2013, respectively. These liability-classified awards are included in Accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets.

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
	Nine Months Ended September 30, 2014
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
Restricted Stock Unit Plans
RSU Plan
There were no awards issued under our RSU Plan during the three and nine months ended September 30, 2014 and 2013. RSUs represent a contractual right to receive a payment in an amount equal to the fair value of one Chrysler Group Unit, as defined above.
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
As of September 30, 2014, all RSUs are included in Accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets. The settlement of these awards will be in cash. However, if the Company were to complete an IPO, the awards may be settled in company stock and would then be accounted for as a modification from a liability-classified award to an equity-classified award.
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
There were no awards issued under our Directors' RSU Plan during the three and nine months ended September 30, 2014 and 161,290 RSUs granted during the three and nine months ended September 30, 2013. These liability-classified awards are included in Accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets. Settlement of the awards will be made within 60 days of the director’s cessation of service on our Board and will be paid in cash. However, if we were to complete an IPO, the awards may be settled in stock and would then be accounted for as a modification from a liability-classified award to an equity-classified award.
We recognized expense related to both of the RSU plans of $2 million and $7 million during the three months ended September 30, 2014 and 2013, respectively, and $5 million and $13 million during the nine months ended September 30, 2014 and 2013, respectively. The corresponding tax benefit in all periods was insignificant. Total unrecognized compensation expense at September 30, 2014 for both of the RSU plans was approximately $1 million and will be recognized over the remaining service period. Payments under these plans were $6 million and $5 million during the three months ended September 30, 2014 and 2013, respectively, and $31 million and $27 million during the nine months ended September 30, 2014 and 2013, respectively.
The following summarizes the activity related to RSUs issued to our employees and non-employee directors:

	As Previously Reported
	Year Ended December 31, 2013
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	4,735,442	$5.73
Granted	161,290	9.92
Vested	(977,573)	3.46
Forfeited	(225,403)	6.96
Non-vested at end of period	3,693,756	$6.49

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Adjusted for Anti-Dilution
	Nine Months Ended September 30, 2014		Year Ended December 31, 2013
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	4,792,279	$5.00	6,143,762	$4.42
Granted	—	—	209,258	7.65
Vested	(3,361,366)	4.63	(1,268,303)	2.66
Forfeited	(43,052)	5.99	(292,438)	5.36
Non-vested at end of period	1,387,861	$5.88	4,792,279	$5.00
Deferred Phantom Shares Plan
Under the DPS Plan, Phantom Shares were granted to certain key employees and to our Chief Executive Officer for his service as a member of our Board of Directors and vested immediately on the grant date and will be settled in cash. The Phantom Shares are redeemable in three equal annual installments. Phantom Shares represent a contractual right to receive a payment in an amount equal to the fair value of one Chrysler Group Unit, as defined above. Compensation expense recognized for the DPS Plan for the three and nine months ended September 30, 2014 was not material. During the three and nine months ended September 30, 2013, compensation expense of $1 million and $2 million, respectively, was recognized for the DPS Plan. The corresponding tax benefit was insignificant. Payments under this plan were approximately $1 million and $6 million during the three months ended September 30, 2014 and 2013, respectively, and $2 million and $7 million during the nine months ended September 30, 2014 and 2013, respectively.
These liability-classified awards are included in Accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets.
The following summarizes the activity related to the Phantom Shares issued:

	As Previously Reported
	Year Ended December 31, 2013
	Deferred Phantom Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	1,508,785	$3.54
Granted and vested	—	—
Settled	(1,190,054)	2.82
Outstanding at end of period	318,731	$6.22

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Adjusted for Anti-Dilution
	Nine Months Ended September 30, 2014		Year Ended December 31, 2013
	Deferred Phantom Shares	Weighted Average Grant Date Fair Value	Deferred Phantom Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	413,521	$4.80	1,957,494	$2.73
Granted and vested	—	—	—	—
Settled	(229,898)	4.43	(1,543,973)	2.17
Outstanding at end of period	183,623	$5.26	413,521	$4.80
Note 20. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements
Chrysler Group LLC ("Parent"), CG Co-Issuer Inc. ("CG Co-Issuer"), our 100 percent owned special purpose finance subsidiary, and certain of our 100 percent owned U.S. subsidiaries (the "Guarantors") fully and unconditionally guarantee the Notes on a joint and several basis. CG Co-Issuer does not have any operations, assets, liabilities (other than the Notes) or revenues. CG Co-Issuer and each of the Guarantors also guarantee the Senior Credit Facilities and Term Loan Credit Facility. Refer to Note 10, Financial Liabilities, and our 2013 Form 10-K for additional information related to the Notes, Senior Credit Facilities and Term Loan Credit Facility.
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

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statements of Comprehensive Income (Loss) (in millions of dollars):

	Three Months Ended September 30, 2014
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$21,414	$2,527	$10,913	$(14,194)	$20,660
Cost of sales	19,083	2,519	10,405	(14,204)	17,803
GROSS MARGIN	2,331	8	508	10	2,857
Selling, administrative and other expenses	993	18	258	57	1,326
Research and development expenses, net	533	—	32	—	565
Restructuring expenses (income), net	—	—	1	—	1
Interest expense	183	7	37	(18)	209
Interest income	(12)	(1)	(13)	9	(17)
INCOME (LOSS) BEFORE INCOME TAXES	634	(16)	193	(38)	773
Income tax expense (benefit)	27	3	131	1	162
Equity in net (income) loss of subsidiaries	(4)	(13)	—	17	—
NET INCOME (LOSS)	611	(6)	62	(56)	611
Other comprehensive income (loss)	68	—	(83)	83	68
TOTAL COMPREHENSIVE INCOME (LOSS)	$679	$(6)	$(21)	$27	$679

	Three Months Ended September 30, 2013
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$18,062	$2,477	$9,923	$(12,898)	$17,564
Cost of sales	15,976	2,410	9,393	(12,898)	14,881
GROSS MARGIN	2,086	67	530	—	2,683
Selling, administrative and other expenses	1,005	44	195	10	1,254
Research and development expenses, net	560	—	13	—	573
Restructuring (income) expenses, net	—	(1)	—	—	(1)
Interest expense	228	4	37	(13)	256
Interest income	(6)	(1)	(6)	4	(9)
INCOME (LOSS) BEFORE INCOME TAXES	299	21	291	(1)	610
Income tax expense (benefit)	2	—	144	—	146
Equity in net (income) loss of subsidiaries	(167)	(11)	—	178	—
NET INCOME (LOSS)	464	32	147	(179)	464
Other comprehensive income (loss)	40	—	30	(30)	40
TOTAL COMPREHENSIVE INCOME (LOSS)	$504	$32	$177	$(209)	$504

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2014
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$62,194	$7,769	$33,078	$(42,937)	$60,104
Cost of sales	55,529	7,661	31,572	(42,879)	51,883
GROSS MARGIN	6,665	108	1,506	(58)	8,221
Selling, administrative and other expenses	3,747	43	769	77	4,636
Research and development expenses, net	1,661	—	65	—	1,726
Restructuring expenses (income), net	—	(5)	10	—	5
Interest expense	576	14	101	(48)	643
Interest income	(32)	(2)	(33)	21	(46)
Loss on extinguishment of debt	504	—	—	—	504
(LOSS) INCOME BEFORE INCOME TAXES	209	58	594	(108)	753
Income tax expense (benefit)	7	30	178	(2)	213
Equity in net (income) loss of subsidiaries	(338)	(23)	—	361	—
NET (LOSS) INCOME	540	51	416	(467)	540
Other comprehensive (loss) income	(91)	—	(139)	139	(91)
TOTAL COMPREHENSIVE (LOSS) INCOME	$449	$51	$277	$(328)	$449

	Nine Months Ended September 30, 2013
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
Revenues, net	$52,944	$6,697	$29,637	$(38,335)	$50,943
Cost of sales	46,924	6,593	28,156	(38,328)	43,345
GROSS MARGIN	6,020	104	1,481	(7)	7,598
Selling, administrative and other expenses	2,946	112	547	156	3,761
Research and development expenses, net	1,670	—	49	—	1,719
Restructuring (income) expenses, net	—	(11)	(1)	—	(12)
Interest expense	709	10	104	(39)	784
Interest income	(19)	(2)	(18)	10	(29)
Loss on extinguishment of debt	23	—	—	—	23
INCOME (LOSS) BEFORE INCOME TAXES	691	(5)	800	(134)	1,352
Income tax expense (benefit)	4	—	217	(6)	215
Equity in net (income) loss of subsidiaries	(450)	(17)	—	467	—
NET INCOME (LOSS)	1,137	12	583	(595)	1,137
Other comprehensive income (loss)	1,196	—	69	(69)	1,196
TOTAL COMPREHENSIVE INCOME (LOSS)	$2,333	$12	$652	$(664)	$2,333

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheets (in millions of dollars):

	September 30, 2014
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$10,061	$281	$3,235	$—	$13,577
Restricted cash	8	—	3	—	11
Accounts receivable, net	761	327	423	—	1,511
Inventories	3,896	204	2,666	(266)	6,500
Prepaid expenses and other assets
Due from subsidiaries	—	—	433	(433)	—
Other	363	586	862	(22)	1,789
Current assets held for sale	—	—	86	—	86
Deferred taxes	41	2	455	—	498
TOTAL CURRENT ASSETS	15,130	1,400	8,163	(721)	23,972
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	11,103	533	4,230	(121)	15,745
Equipment and other assets on operating leases, net	1,608	281	427	(40)	2,276
TOTAL PROPERTY AND EQUIPMENT	12,711	814	4,657	(161)	18,021
OTHER ASSETS:
Advances to related parties and other financial assets
Due from subsidiaries	2,328	434	12	(2,774)	—
Other	42	—	19	(7)	54
Investment in subsidiaries	5,054	184	—	(5,238)	—
Restricted cash	290	—	13	—	303
Goodwill	1,361	—	—	—	1,361
Other intangible assets, net	3,455	23	940	(872)	3,546
Prepaid expenses and other assets	305	16	384	—	705
Deferred taxes	52	—	324	—	376
TOTAL OTHER ASSETS	12,887	657	1,692	(8,891)	6,345
TOTAL ASSETS	$40,728	$2,871	$14,512	$(9,773)	$48,338
CURRENT LIABILITIES:
Trade liabilities	$8,903	$188	$2,856	$—	$11,947
Accrued expenses and other liabilities
Due to subsidiaries	2,132	1,049	—	(3,181)	—
Other	7,308	37	3,161	—	10,506
Current maturities of financial liabilities
Due to subsidiaries	2	—	310	(312)	—
Other	140	—	190	—	330
Deferred revenue	1,969	115	130	(44)	2,170
Current liabilities held for sale	—	—	63	—	63
Deferred taxes	—	—	—	—	—
TOTAL CURRENT LIABILITIES	20,454	1,389	6,710	(3,537)	25,016
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	10,716	140	1,246	—	12,102
Financial liabilities
Due to subsidiaries	—	—	—	—	—
Other	11,361	—	1,206	—	12,567
Deferred revenue	832	171	223	—	1,226
Deferred taxes	128	30	32	—	190
TOTAL LONG-TERM LIABILITIES	23,037	341	2,707	—	26,085
MEMBERS’ INTEREST (DEFICIT):
Membership interests	—	—	340	(340)	—
Contributed capital	663	1,661	2,098	(3,759)	663
Accumulated (losses) retained earnings	711	(520)	3,336	(2,816)	711
Accumulated other comprehensive loss	(4,137)	—	(679)	679	(4,137)
TOTAL MEMBERS’ INTEREST (DEFICIT)	(2,763)	1,141	5,095	(6,236)	(2,763)
TOTAL LIABILITIES AND MEMBERS’ INTEREST (DEFICIT)	$40,728	$2,871	$14,512	$(9,773)	$48,338

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	December 31, 2013
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$10,256	$171	$2,917	$—	$13,344
Restricted cash	1	—	7	—	8
Trade receivables, net	423	310	428	—	1,161
Inventories	3,168	121	2,809	(209)	5,889
Prepaid expenses and other assets
Due from subsidiaries	—	—	170	(170)	—
Other	446	567	634	—	1,647
Deferred taxes	19	1	464	—	484
TOTAL CURRENT ASSETS	14,313	1,170	7,429	(379)	22,533
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	11,328	576	4,300	(133)	16,071
Equipment and other assets on operating leases, net	841	283	305	(38)	1,391
TOTAL PROPERTY AND EQUIPMENT	12,169	859	4,605	(171)	17,462
OTHER ASSETS:
Advances to related parties and other financial assets
Due from subsidiaries	1,782	168	111	(2,061)	—
Other	32	—	3	—	35
Investment in subsidiaries	4,684	161	—	(4,845)	—
Restricted cash	311	—	14	—	325
Goodwill	1,361	—	—	—	1,361
Other intangible assets, net	3,279	24	991	(919)	3,375
Prepaid expenses and other assets	267	13	157	—	437
Deferred taxes	27	—	315	—	342
TOTAL OTHER ASSETS	11,743	366	1,591	(7,825)	5,875
TOTAL ASSETS	$38,225	$2,395	$13,625	$(8,375)	$45,870
CURRENT LIABILITIES:
Trade liabilities	$7,956	$164	$2,523	$—	$10,643
Accrued expenses and other liabilities
Due to subsidiaries	1,646	696	—	(2,342)	—
Other	6,715	65	3,050	—	9,830
Current maturities of financial liabilities
Due to subsidiaries	2	—	170	(172)	—
Other	332	—	159	—	491
Deferred revenue	1,142	59	125	(28)	1,298
Deferred taxes	—	—	43	—	43
TOTAL CURRENT LIABILITIES	17,793	984	6,070	(2,542)	22,305
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	10,413	160	1,187	—	11,760
Financial liabilities
Due to subsidiaries	—	—	—	—	—
Other	10,433	—	1,377	—	11,810
Deferred revenue	750	138	212	—	1,100
Deferred taxes	78	—	59	—	137
TOTAL LONG-TERM LIABILITIES	21,674	298	2,835	—	24,807
MEMBERS’ INTEREST (DEFICIT):
Membership interests	—	—	409	(409)	—
Contributed capital	2,633	1,660	1,915	(3,575)	2,633
Accumulated (losses) retained earnings	171	(547)	2,936	(2,389)	171
Accumulated other comprehensive loss	(4,046)	—	(540)	540	(4,046)
TOTAL MEMBERS’ INTEREST (DEFICIT)	(1,242)	1,113	4,720	(5,833)	(1,242)
TOTAL LIABILITIES AND MEMBERS’ INTEREST (DEFICIT)	$38,225	$2,395	$13,625	$(8,375)	$45,870

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statements of Cash Flows (in millions of dollars):

	Nine Months Ended September 30, 2014
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$3,941	$431	$1,093	$(623)	$4,842
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(1,762)	(29)	(785)	—	(2,576)
Proceeds from disposals of property, plant and equipment	18	—	—	—	18
Purchases of equipment and other assets on operating leases	—	(5)	—	—	(5)
Proceeds from disposals of equipment and other assets on operating leases	—	3	—	—	3
Change in restricted cash	14	—	5	—	19
Other	(2)	—	1	—	(1)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,732)	(31)	(779)	—	(2,542)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured senior notes	2,985	—	—	—	2,985
Proceeds from Tranche B Term Loan due 2018	1,723	—	—	—	1,723
Proceeds from Tranche B Term Loan due 2017	247	—	—	—	247
Prepayment of VEBA Trust Note	(4,587)	—	—	—	(4,587)
Payments of Canadian Health Care Trust Notes	—	—	(77)	—	(77)
Repayments of Tranche B Term Loan due 2017	(24)	—	—	—	(24)
Repayments of Tranche B Term Loan due 2018	(9)	—	—	—	(9)
Repayments of Mexican development banks credit facility	—	—	(22)	—	(22)
Debt issuance costs	(14)	—	—	—	(14)
Repayment of debt issuance premium on secured senior notes	(12)	—	—	—	(12)
Net (repayments of) proceeds from financial obligations - related party	(17)	—	(4)	—	(21)
Net repayments of other financial obligations- third party	(60)	—	27	—	(33)
Special distribution paid to our members	(1,900)	—	—	—	(1,900)
Distribution for state tax withholding obliga-tions and other taxes on behalf of members	(70)	—	—	—	(70)
Dividends issued to subsidiaries	—	(24)	(26)	50	—
Net increase (decrease) in loans to subsidiaries	(666)	(266)	359	573	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,404)	(290)	257	623	(1,814)

Effect of exchange rate changes on cash and cash equivalents	—	—	(212)	—	(212)

Net change in cash and cash equivalents	(195)	110	359	—	274

Cash and cash equivalents at beginning of period	10,256	171	2,917	—	13,344
Cash and cash equivalents of held for sale operations at beginning of period	—	—	—	—	—
Net change in cash and cash equivalents	(195)	110	359	—	274
Less: Cash and cash equivalents of held for sale operations at end of period	—	—	41	—	41
Cash and cash equivalents at end of period	$10,061	$281	$3,235	$—	$13,577

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2013
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	Chrysler Group LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$2,324	$31	$589	$(334)	$2,610
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(2,027)	(49)	(360)	—	(2,436)
Proceeds from disposals of property, plant and equipment	5	—	4	—	9
Purchases of equipment and other assets on operating leases	—	(17)	—	—	(17)
Proceeds from disposals of equipment and other assets on operating leases	—	2	1	—	3
Change in restricted cash	37	—	(7)	—	30
Other	(2)	—	(3)	3	(2)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,987)	(64)	(365)	3	(2,413)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of Canadian Health Care Trust Note	—	—	(45)	—	(45)
Repayments of Auburn Hills headquarters loan	—	—	(37)	—	(37)
Repayments of Tranche B Term Loan due 2017	(23)	—	—	—	(23)
Repayments of Mexican development banks credit facility	—	—	(23)	—	(23)
Debt issuance costs	(27)	—	—	—	(27)
Repayment of Tranche B Term Loan due 2017 in connection with amendment	(760)	—	—	—	(760)
Proceeds from Tranche B Term Loan due 2017 in connection with amendment	760	—	—	—	760
Net (repayments of) proceeds from financial obligations - related party	(7)	—	14	—	7
Net repayments of other financial obligations - third party	(63)	—	3	—	(60)
Distribution for state tax withholding obligations and other taxes on behalf of members	(15)	—	—	—	(15)
Dividends issued to subsidiaries	—	(6)	(123)	129	—
Net increase (decrease) in loans to subsidiaries	(240)	32	3	205	—
Other	—	—	3	(3)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(375)	26	(205)	331	(223)
Effect of exchange rate changes on cash and cash equivalents	—	—	(97)	—	(97)
Net change in cash and cash equivalents	(38)	(7)	(78)	—	(123)
Cash and cash equivalents at beginning of period	9,110	127	2,377	—	11,614
Cash and cash equivalents at end of period	$9,072	$120	$2,299	$—	$11,491

CHRYSLER GROUP LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 21. Subsequent Events
Chrysler Japan Integration
On October 1, 2014, Chrysler Japan executed an agreement to acquire substantially all of the assets and liabilities of FGAJ in exchange for newly issued shares in Chrysler Japan representing a 40 percent stake in the entity. As of October 1, 2014, both the assets and liabilities of FGAJ had book values of approximately $66 million. The Company will retain a 60 percent ownership stake upon completion of the transaction and will continue to consolidate Chrysler Japan within the Condensed Consolidated Statements of Income and the Condensed Consolidated Balance Sheets, with non-controlling interest recognized for FGAJ's ownership percentage.
Sale of Chrysler do Brazil
On October 1, 2014, the Company completed the sale of Chrysler do Brazil to Fiat. As of September 30, 2014, the book values of the assets and liabilities were $86 million and $63 million, respectively, and were included within the held for sale financial statement captions within the accompanying Condensed Consolidated Balance Sheets. Refer to Note 6, Property, Plant and Equipment, for additional information.
FCA Merger
On October 12, 2014, the Merger became effective, and FCA became the new parent of the Company. Common shares of FCA commenced trading on the New York Stock Exchange ("NYSE") and the Mercato Telematico Azionario, the Milan, Italy stock exchange, on October 13, 2014.

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
Selected Financial and Other Data
The following sets forth selected financial and other data for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	Percentage of Revenues	2013	Percentage of Revenues	2014	Percentage of Revenues	2013	Percentage of Revenues
	(in millions of dollars)
Condensed Consolidated Statements of Income Data:
Revenues, net	$20,660	100.0%	$17,564	100.0%	$60,104	100.0%	$50,943	100.0%
Gross margin	2,857	13.8%	2,683	15.3%	8,221	13.7%	7,598	14.9%
Selling, administrative and other expenses	1,326	6.4%	1,254	7.1%	4,636	7.7%	3,761	7.4%
Research and development expenses, net	565	2.7%	573	3.3%	1,726	2.9%	1,719	3.4%
Interest expense	209	1.0%	256	1.5%	643	1.1%	784	1.5%
Loss on extinguishment of debt	—	NM	—	NM	504	0.8%	23	—
Net income	611	3.0%	464	2.6%	540	0.9%	1,137	2.2%

	September 30, 2014	December 31, 2013
	(in millions of dollars)
Condensed Consolidated Balance Sheets Data:
Cash and cash equivalents	$13,577	$13,344
Restricted cash	314	333
Total assets	48,338	45,870
Current maturities of financial liabilities	330	491
Long-term financial liabilities	12,567	11,810
Members’ deficit	(2,763)	(1,242)

	Nine Months Ended September 30,
	2014	2013
	(in millions of dollars)
Condensed Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in):
Operating activities	$4,842	$2,610
Investing activities	(2,542)	(2,413)
Financing activities	(1,814)	(223)
Other Financial Information:
Depreciation and amortization expense	$2,347	$2,147
Capital expenditures (1)	2,576	2,436

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Other Statistical Information:
Worldwide factory shipments (in thousands) (2) (5)	700	593	2,095	1,827
Net worldwide factory shipments (in thousands) (3) (5)	698	598	2,053	1,806
Worldwide vehicle sales (in thousands) (4) (5)	711	603	2,055	1,809
U.S. dealer inventory at period end (in thousands)			500	387
Number of employees at period end			77,290	72,569

(1)	Capital expenditures represent the purchase of property, plant and equipment and intangible assets.

(2)	Represents our vehicle sales to dealers, distributors and contract manufacturing customers. For additional information refer to —Results of Operations —Worldwide Factory Shipments.

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

(5)
Vehicles manufactured by us for other companies, including Fiat, are included in our worldwide factory shipments and net worldwide factory shipments, however, they are excluded from our worldwide vehicle sales.

Overview of our Operations
Unless otherwise specified, the terms "we," "us," "our," "Chrysler Group" and the "Company" refer to Chrysler Group LLC and its consolidated subsidiaries, or any one or more of them, as the context may require. "FCA" refers to Fiat Chrysler Automobiles N.V., a public limited liability company (naamloze vennootschap), organized under the laws of the Netherlands, its consolidated subsidiaries (excluding Chrysler Group) and entities it jointly controls, or any one or more of them, as the context may require. References to "Fiat" refer solely to Fiat S.p.A., the predecessor of FCA.
The Company was formed on April 28, 2009 as a Delaware limited liability company. Our sole beneficial owner is FCA, which holds a 100 percent ownership interest in us effective as of the October 12, 2014 merger of Fiat with and into FCA, or the Merger. Fiat held a 100 percent ownership interest in us effective as of its January 21, 2014 acquisition of the 41.5 percent of our membership interests held by the UAW Retiree Medical Benefits Trust, or the VEBA Trust.
We design, engineer, manufacture, distribute and sell vehicles under the brand names Chrysler, Jeep, Dodge, Ram and the SRT performance vehicle designation, as well as Mopar service parts and accessories, to dealers and distributors for sale to retail customers and fleet customers. Our product lineup includes passenger cars, utility vehicles (including sport utility vehicles, or SUVs, and crossover vehicles), minivans, trucks and commercial vans. We also manufacture certain Fiat-brand vehicles in Mexico, which are distributed by us throughout North America and select markets and sold to FCA for distribution in other select markets. The majority of our operations, employees, independent dealers and vehicle sales are in North America, principally in the U.S. Approximately 10 percent of our vehicle sales during both 2013 and the nine months ended September 30, 2014 were outside North America, mostly in Asia Pacific, South America and Europe. Vehicle, service parts and accessories sales outside North America are primarily through our 100 percent owned, affiliated or independent distributors and dealers. FCA is the general distributor of our vehicles and service parts in Europe. FCA is also distributing certain of our vehicles through its networks in other select markets. We are the exclusive distributor of Fiat-brand and Alfa Romeo vehicles and service parts throughout North America. We are the general distributor for FCA vehicles in select markets outside of Europe. In addition, FCA manufactures certain Fiat-brand vehicles for us, which we sell in select markets. Refer to Note 16, Other Transactions with Related Parties, for additional information regarding other transactions with FCA.
We also generate revenues, income and cash from the sale of separately-priced service contracts to consumers and from providing contract manufacturing services to other vehicle manufacturers. Our dealers enter into wholesale financing arrangements to purchase vehicles to be held in inventory for sale to retail customers. In turn, our dealers' retail customers use a variety of finance and lease programs to acquire our vehicles.

On April 19, 2014, we announced our agreement to join in a joint venture partnership with Fiat and Guangzhou Automobile Group Co., Ltd. According to the agreement, the joint venture, GAC Fiat Automobiles Co., Ltd., will begin localized production of three new Jeep vehicles for the Chinese market, expanding the portfolio of Jeep SUVs currently available to Chinese consumers as imports. The amounts, structure, investments and funding are expected to be finalized in 2014. Production is expected to begin by late 2015.
Fiat Ownership Interest
On January 21, 2014, Fiat completed a transaction, or the Equity Purchase Agreement, in which its 100 percent owned subsidiary, Fiat North America LLC, or FNA, indirectly acquired from the VEBA Trust all of the membership interests in the Company not previously held by FNA. In consideration for the sale of its membership interests in the Company, the VEBA Trust received $3,650 million consisting of:

•
a special distribution paid from available cash on hand by the Company to its members, in an aggregate amount of $1,900 million (FNA directed its portion of the special distribution to the VEBA Trust as part of the purchase consideration), which served to fund a portion of the transaction; and

•	$1,750 million paid by FNA.
As part of the Equity Purchase Agreement, FNA and the VEBA Trust dismissed with prejudice all proceedings before the Delaware Court of Chancery with respect to the interpretation of a call option agreement which granted FNA the right to acquire certain of the membership interests in the Company held by the VEBA Trust. Options for approximately 10 percent of our membership interests that had been previously exercised by FNA were fulfilled and the underlying equity was acquired by FNA in connection with the Equity Purchase Agreement.
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
As the MOU was negotiated and executed concurrently with the Equity Purchase Agreement and as Fiat was a related party and the UAW and the VEBA Trust were related parties, the two agreements were accounted for by Fiat as a single commercial transaction with multiple elements. As a result, the fair value of the total consideration paid under the Equity Purchase Agreement and the MOU was allocated to the various elements acquired by Fiat. Due to the unique nature and inherent judgment involved in determining the fair value of the UAW’s commitments under the MOU, a residual value methodology was used to determine the portion of the consideration paid attributable to the UAW’s commitments. We have reflected in the accompanying condensed consolidated financial statements only the impacts of these transactions that are related to us. Refer to Note 16, Other Transactions with Related Parties, for a discussion of the accounting for these transactions.
On October 12, 2014, the Merger became effective, and FCA became the new parent of the Company. FCA's sole ownership of the Company provides the opportunity to combine various global businesses and legal entities for business efficiencies, cost synergies and brand expansion.  FCA and the Company are currently evaluating alternative plans to transfer certain subsidiary entities and business units and also determining whether each of their subsidiaries' tax status should be flow-through or taxable, which may result in changes to existing tax status. Such transfers and changes may impact our current cash taxes or deferred taxes. Evaluating and implementing any such combinations may take several years and involves a detailed analysis within each of the various tax jurisdictions. Such combinations may consist of a change in an entity’s taxable status or of transfers of shares or business units among these various tax jurisdictions.  Any impact to cash taxes and deferred taxes will be reflected in the financial period in which the transfer or change occurs or is disclosed. If material, these impacts could be reflected in an earlier period when it becomes apparent that such transfer or change will occur in the foreseeable future.

Vehicle Sales
Our new vehicle sales represent sales of our vehicles from dealers and distributors to retail customers and fleet customers. Our vehicle sales also include the Fiat 500L, which Fiat began contract manufacturing for us in May 2013 for sale in North America. Vehicles manufactured by us for other companies, including Fiat, are excluded from our new vehicle sales. The following summarizes our new vehicle sales by geographic market for the periods presented.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014 (1)(2)			2013 (1)(2)			2014 (1)(2)			2013 (1)(2)
	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)
	(vehicles in thousands)
U. S.	536	4,350	12.3%	449	4,024	11.2%	1,556	12,655	12.3%	1,357	11,980	11.3%
Canada	78	526	14.9%	68	476	14.3%	225	1,451	15.5%	207	1,377	15.1%
Mexico	18	298	5.8%	19	263	7.3%	54	813	6.6%	62	782	7.9%
Total North America	632	5,174	12.2%	536	4,763	11.3%	1,835	14,919	12.3%	1,626	14,139	11.5%
Rest of World	79			67			220			183
Total Worldwide	711			603			2,055			1,809

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.

(2)
The Company’s estimated industry and market share data presented are based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight and Ward’s Automotive.

(3)	Percentages are calculated based on the unrounded vehicle sales volumes for the Company and the industry.
The following summarizes the total U.S. industry sales of new vehicles of domestic and foreign models and our relative competitive position for the periods presented. Vehicles manufactured by the Company for other companies, including Fiat, are excluded from our new vehicle sales.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014 (1)(2)			2013 (1)(2)			2014 (1)(2)			2013 (1)(2)
	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)	Chrysler Group	Industry	Percentage of Industry (3)
	(vehicles in thousands)
Cars
Small	31	796	3.9%	27	764	3.6%	87	2,352	3.7%	90	2,262	4.0%
Mid-size	39	754	5.1%	44	704	6.2%	122	2,212	5.5%	177	2,176	8.1%
Full-size	36	205	17.5%	37	229	15.8%	112	644	17.3%	118	684	17.2%
Sport	13	159	8.2%	16	172	9.1%	42	476	8.8%	52	520	10.0%
Total Cars	119	1,914	6.2%	124	1,869	6.6%	363	5,684	6.4%	437	5,642	7.7%
Minivans	70	139	50.6%	63	146	43.4%	212	418	50.8%	182	432	42.2%
Utility Vehicles	225	1,520	14.8%	168	1,315	12.8%	644	4,358	14.8%	469	3,850	12.2%
Pick-up Trucks	110	581	19.0%	87	535	16.3%	306	1,634	18.7%	251	1,569	16.0%
Van & Medium Duty Trucks	12	196	6.3%	7	159	4.3%	31	561	5.6%	18	487	3.7%
Total Vehicles	536	4,350	12.3%	449	4,024	11.2%	1,556	12,655	12.3%	1,357	11,980	11.3%

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.

(2)
The Company’s estimated industry and market share data presented are based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight and Ward’s Automotive.

(3)	Percentages are calculated based on the unrounded vehicle sales volumes for the Company and the industry.

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

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013		2014	2013
	(vehicles in thousands)
Retail	582	490	92	1,667	1,417	250
Fleet	107	84	23	390	361	29
Contract manufacturing	11	19	(8)	38	49	(11)
Worldwide Factory Shipments	700	593	107	2,095	1,827	268
Adjust for GDP activity during the period:
Less: Vehicles shipped	(15)	(4)	(11)	(89)	(57)	(32)
Plus: Vehicles auctioned	13	9	4	47	36	11
Net Worldwide Factory Shipments	698	598	100	2,053	1,806	247

Consolidated Results
The following is a discussion of the results of operations for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 and the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The discussion of certain line items (Cost of sales, Gross margin, Selling, administrative and other expenses, and Research and development expenses) includes a presentation of such line items as a percentage of revenues, for the respective periods presented, to facilitate the discussion of the three months ended September 30, 2014 compared to the same period in 2013, and the nine months ended September 30, 2014 compared to the same period in 2013.
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Revenues, Net

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013
	(in millions of dollars)
Revenues, net	$20,660	$17,564	$3,096	17.6%
Revenues for the three months ended September 30, 2014 increased $3,096 million as compared to the three months ended September 30, 2013. Approximately $2,800 million of the increase was attributable to an increase in volume, which was due to an increase in our net worldwide factory shipments from 598 thousand vehicles for the three months ended September 30, 2013 to 698 thousand vehicles for the three months ended September 30, 2014. The 17 percent period over period increase in our net worldwide factory shipments was driven primarily by increased demand for our vehicles, including the all-new 2014 Jeep Cherokee, the Jeep Grand Cherokee and the all-new 2015 Chrysler 200. These increases were partially offset by a reduction in the prior model year Chrysler 200 and Dodge Avenger shipments. Production of these vehicles was discontinued in the first quarter of 2014 in preparation for the launch and changeover of the all-new 2015 Chrysler 200, which began arriving in dealerships in May 2014.
Overall, demand for our vehicles has increased, as evidenced by a 19 percent period over period increase in our U.S. vehicle sales, which was primarily driven by a 20 percent increase in our U.S. retail sales for the three months ended September 30, 2014 as compared to the same period in 2013. Our U.S. market share increased 110 basis points to 12.3 percent for the three months ended September 30, 2014.
Approximately $150 million of the increase in revenues was attributable to favorable pricing and pricing for enhanced content, partially offset by incentive spending on certain vehicles in our portfolio.
During the third quarter 2014, we recorded a $4 million remeasurement charge as a reduction to Revenues, net, as a result of foreign currency devaluation due to changes in the exchange rate determined by an auction process conducted by Venezuela's Supplementary Foreign Currency Administration System, or SICAD, referred to as the SICAD I rate, which was partially offset by a net foreign currency transaction gain of $1 million due to the impact of changes in Venezuelan Bolivar, or VEF, per USD on certain other transactions. Refer to Note 18, Venezuelan Currency Regulations and Devaluation, for further detail.
Cost of Sales

	Three Months Ended September 30,				Increase (Decrease)
	2014	Percentage of Revenues	2013	Percentage of Revenues
		(in millions of dollars)
Cost of sales	$17,803	86.2%	$14,881	84.7%	$2,922	19.6%
Gross margin	2,857	13.8%	2,683	15.3%	174	6.5%
We procure a variety of raw materials, parts, supplies, utilities, transportation and other services from numerous suppliers to manufacture our vehicles, parts and accessories, primarily on a purchase order basis. The raw materials we use typically consist of steel, aluminum, resin, copper, lead and precious metals including platinum, palladium and rhodium. The cost of materials and components makes up the majority of our cost of sales, which was approximately 76 percent for the three months ended September 30, 2014 and 75 percent for the three months ended September 30, 2013. The remaining costs primarily include labor costs, consisting of direct and indirect wages and fringe benefits, as well as depreciation and amortization costs. Cost of sales also includes warranty and product-related costs, as well as depreciation expense related to our GDP vehicles. Fluctuations in costs of sales are primarily driven by the number of vehicles that we produce and sell.
Cost of sales for the three months ended September 30, 2014 increased $2,922 million compared to the same period in 2013, approximately $2,200 million of which was attributable to an increase in our net worldwide factory shipments. During the three months ended September 30, 2014, higher base material costs associated with vehicle components and content enhancements on our new models also contributed to an approximately $300 million increase in our cost of sales over the same period last year. In addition, our pre-existing warranty costs increased approximately $300 million over the same period last year, which included the effects of recently approved recall campaigns.
Gross margin for the three months ended September 30, 2014 increased $174 million, or 6.5 percent, as compared to the same period in 2013. Gross margin increased by approximately $600 million related to increases in our net worldwide factory shipments. Approximately $150 million of the increase in revenues was attributable to favorable pricing and pricing for enhanced content, partially offset by incentive spending on certain vehicles in our portfolio. Also, partially offsetting these increases, gross margin was reduced by $300 million over the same period last year resulting from an increase to our pre-existing warranty expense, which included the effects of recently approved recall campaigns. In addition, we incurred approximately $300 million of higher base material costs associated with vehicle components and content enhancements.
Selling, Administrative and Other Expenses

	Three Months Ended September 30,				Increase (Decrease)
	2014	Percentage of Revenues	2013	Percentage of Revenues
		(in millions of dollars)
Selling, administrative and other expenses	$1,326	6.4%	$1,254	7.1%	$72	5.7%
Selling, administrative and other expenses include advertising, personnel, warehousing and other costs. Advertising expenses accounted for approximately 54 percent of these costs during the three months ended September 30, 2014 and 50 percent of the costs during the three months ended September 30, 2013. Advertising expenses consist primarily of national and regional media campaigns, as well as marketing support in the form of trade and auto shows, events, and sponsorships. Typically, we incur greater advertising costs in the initial months that new or refreshed vehicles are available to customers in the dealerships. During the three months ended September 30, 2014, advertising expenses increased to support vehicle launches, including the all-new 2014 Jeep Cherokee and the all-new 2015 Chrysler 200.
Research and Development Expenses, Net

	Three Months Ended September 30,				Increase (Decrease)
	2014	Percentage of Revenues	2013	Percentage of Revenues
		(in millions of dollars)
Research and development expenses, net	$565	2.7%	$573	3.3%	$(8)	(1.4)%
We conduct research and development for new and existing vehicles and technologies to improve performance, safety, fuel efficiency, reliability, comfort and convenience and consumer perception of our vehicles. Research and development expenses consist primarily of material costs and personnel related expenses that support development of new and existing vehicles and powertrain technologies, including the building of three-dimensional models, virtual simulations, prototype building and testing (including with respect to the integration of safety and powertrain technologies) and assembly of pre-production pilot models. Additionally, research and development activities focus on improved fuel efficiency and reduced emissions. We share access to certain platforms, vehicles, products and technologies with FCA. Likewise, costs are shared with FCA related to joint engineering and development activities and we reimburse each other based upon costs agreed to under our cost sharing arrangements. Our research and development expenses for the three months ended September 30, 2014 and 2013 are net of reimbursements of $10 million and $12 million, respectively.
Research and development expenses remained relatively consistent period over period, and are in line with our continued investments in mid-cycle and new program actions along with continued spending for our joint development programs with FCA, primarily related to future B-segment vehicles.

Restructuring Expense (Income), Net

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013
	(in millions of dollars)
Restructuring expense (income), net	$1	$(1)	$2	NM
In February 2014, we undertook a voluntary severance program in Venezuela to facilitate workforce reductions. During the three months ended September 30, 2014, we incurred approximately $1 million of restructuring expense associated with this program.
In connection with our transaction with Old Carco LLC, or Old Carco, in June 2009, we assumed certain liabilities related to specific restructuring actions commenced by Old Carco. We continue to monitor these previously established reserves for adequacy, taking into consideration the status of the restructuring actions and the estimated costs to complete the actions, and any necessary adjustments are recorded in the period the adjustment is determinable. During the three months ended September 30, 2014, there were no refinements to restructuring reserve estimates. During the three months ended September 30, 2013, we made refinements to restructuring reserve estimates resulting in restructuring income of approximately $1 million. Refer to Note 17, Restructuring Actions, for additional information.
Interest Expense

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013
	(in millions of dollars)
Interest expense	$209	$256	$(47)	(18.4)%
Interest expense included the following:

	Three Months Ended September 30,
	2014	2013
	(in millions of dollars)
Financial interest expense:
VEBA Trust Note	$—	$107
2019 and 2021 Notes	121	65
Tranche B Term Loan due 2017	28	32
Tranche B Term Loan due 2018	14	—
Canadian Health Care Trust Notes	19	23
Mexican development banks credit facilities	11	13
Other	19	14
Interest accretion (1)	10	29
Capitalized interest related to capital expenditures	(13)	(27)
Total	$209	$256

(1) Interest accretion is primarily related to debt discounts/premiums, debt issuance costs and fair value adjustments.
The decrease in interest expense resulted primarily from the prepayment of the senior unsecured note issued June 10, 2009 to the VEBA Trust, or VEBA Trust Note, that was funded with new debt issuances which have lower effective interest rates than the VEBA Trust Note. Refer to —New Debt Issuances and Prepayment of the VEBA Trust Note, for additional information regarding the VEBA Trust Note prepayment and new debt issuances. The decrease in capitalized interest was consistent with the reduction in the effective interest rate, and a lower average construction in progress balance during the three months ended September 30, 2014 compared to the same period in 2013.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Revenues, Net

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013
	(in millions of dollars)
Revenues, net	$60,104	$50,943	$9,161	18.0%
Revenues for the nine months ended September 30, 2014 increased $9,161 million as compared to the nine months ended September 30, 2013. Approximately $6,500 million of the increase was attributable to an increase in volume, which was due to an increase in our net worldwide factory shipments from 1,806 thousand vehicles for the nine months ended September 30, 2013 to 2,053 thousand vehicles for the nine months ended September 30, 2014. The 14 percent period over period increase in our net worldwide factory shipments was driven primarily by increased demand for our vehicles, including the all-new 2014 Jeep Cherokee, Ram pickups and the Jeep Grand Cherokee.
Overall, demand for our vehicles has increased, as evidenced by a 15 percent period over period increase in our U.S. vehicle sales, which was primarily driven by an 18 percent increase in our U.S. retail sales for the nine months ended September 30, 2014 as compared to the same period in 2013. Our U.S. market share increased 100 basis points to 12.3 percent for the nine months ended September 30, 2014.
Approximately $1,800 million of the increase in revenues was attributable to a favorable shift in vehicle mix as there was a higher percentage growth in certain SUV shipments as compared to passenger car shipments. In addition, approximately $400 million of the increase in revenues was due to a favorable shift in market mix due to greater retail shipments as a percentage of total shipments, which is consistent with our continuing strategy to grow our U.S. retail market share while maintaining stable fleet shipments. Typically, the average revenue per vehicle for retail shipments is higher than the average revenue per vehicle for fleet shipments, as our retail customers tend to purchase vehicles with more optional features. For additional information regarding retail and fleet shipments, refer to —Worldwide Factory Shipments, above. Also, $100 million of the increase in revenues was attributable to favorable pricing and pricing for enhanced content, partially offset by incentive spending on certain vehicles in our portfolio.
During the nine months ended September 30, 2014, we recorded remeasurement charges of $133 million as a reduction to Revenues, net as a result of foreign currency devaluation due to changes in the SICAD I rate. Additionally, during the nine months ended September 30, 2014, we received a total of $65 million in USD through the SICAD I auction process resulting in a net foreign currency transaction gain of $2 million in Revenues, net. Furthermore, in September 2014, certain monetary liabilities, which had been submitted to the Commission for the Administration of Foreign Exchange, or CADIVI, for payment approval, were approved and paid at a favorable exchange rate resulting in a foreign currency transaction gain in Revenues, net of $2 million.
During the nine months ended September 30, 2013, we recognized a $78 million foreign currency remeasurement loss as a reduction to revenues. Additionally, certain monetary liabilities, which had been submitted to the CADIVI for payment approval, were approved to be paid at a favorable exchange rate. As a result, during the nine months ended September 30, 2013, we recognized $21 million of foreign currency transaction gains in Revenues, net. Refer to Note 18, Venezuelan Currency Regulations and Devaluation, for further detail.
Cost of Sales

	Nine Months Ended September 30,				Increase (Decrease)
	2014	Percentage of Revenues	2013	Percentage of Revenues
		(in millions of dollars)
Cost of sales	$51,883	86.3%	$43,345	85.1%	$8,538	19.7%
Gross margin	8,221	13.7%	7,598	14.9%	623	8.2%
We procure a variety of raw materials, parts, supplies, utilities, transportation and other services from numerous suppliers to manufacture our vehicles, parts and accessories, primarily on a purchase order basis. The raw materials we use typically consist of steel, aluminum, resin, copper, lead and precious metals including platinum, palladium and rhodium. The cost of materials and components makes up the majority of our cost of sales, which was approximately 76 percent for the nine months ended September 30, 2014 and 75 percent for the nine months ended September 30, 2013. The remaining costs primarily include labor costs, consisting of direct and indirect wages and fringe benefits, as well as depreciation and amortization costs. Cost of sales also includes warranty and product-related costs, as well as depreciation expense related to our GDP vehicles. Fluctuations in costs of sales are primarily driven by the number of vehicles that we produce and sell.
Cost of sales for the nine months ended September 30, 2014 increased $8,538 million compared to the same period in 2013, approximately $5,100 million of which was attributable to an increase in our net worldwide shipments. In addition, approximately $2,100 million of the increase was due to changes in our mix which included a higher percentage growth in certain SUV shipments as compared to passenger car shipments, along with more retail shipments relative to fleet shipments. See —Revenues, Net, above for additional discussion. During the period ending September 30, 2014, higher base material costs associated with vehicle components and content enhancements also contributed to an increase in our cost of sales of approximately $1,000 million over the same period last year. In addition, we incurred approximately $100 million of higher depreciation and amortization expense primarily related to capital investments associated with our recent product launches. During the nine months ended September 30, 2014, we incurred an increase to our pre-existing warranty expense of approximately $300 million over the same period last year, which included the effects of recently approved recall campaigns. During the nine months ended September 30, 2013, we recorded a $151 million charge related to our voluntary safety recall for the 1993-1998 Jeep Grand Cherokee and 2002-2007 Jeep Liberty, as well as our customer satisfaction action for the 1999-2004 Jeep Grand Cherokee.
Gross margin for the nine months ended September 30, 2014 increased $623 million, or 8.2 percent, as compared to the same period in 2013. Gross margin increased by approximately $1,400 million related to increases in our net worldwide factory shipments and by approximately $400 million related to a shift in mix which included vehicle and market mix. Also, $100 million of the increase in revenues was attributable to favorable pricing and pricing for enhanced content, partially offset by incentive spending on certain vehicles in our portfolio. Partially offsetting these increases, gross margin was reduced by approximately $1,000 million due to higher base material costs associated with vehicle components and content enhancements, and approximately $100 million of higher depreciation and amortization. In addition, our gross margin was reduced by an increase of $300 million over the same period last year to our pre-existing warranty costs, which included the effects of recently approved recall campaigns.
Selling, Administrative and Other Expenses

	Nine Months Ended September 30,				Increase (Decrease)
	2014	Percentage of Revenues	2013	Percentage of Revenues
		(in millions of dollars)
Selling, administrative and other expenses	$4,636	7.7%	$3,761	7.4%	$875	23.3%
Selling, administrative and other expenses include advertising, personnel, warehousing and other costs. Selling, administrative and other expenses for the nine months ended September 30, 2014 included an infrequent charge of $672 million, which reflected the costs associated with the January 2014 MOU, to supplement the existing collective bargaining agreement with the UAW, in exchange for the UAW’s specific commitment to our continued roll-out of our WCM programs and long-term business plan.
Excluding the infrequent MOU charge, advertising expenses accounted for approximately 56 percent and 50 percent of selling, administrative and other expenses for the nine months ended September 30, 2014 and 2013, respectively. Advertising expenses consist primarily of national and regional media campaigns, as well as marketing support in the form of trade and auto shows, events and sponsorships. During the nine months ended September 30, 2014, advertising expenses increased to support vehicle launches, including the all-new 2014 Jeep Cherokee and the all-new 2015 Chrysler 200, along with continued marketing support in international markets.
During the nine months ended September 30, 2014, the increases in advertising expense were partially offset by a $21 million reduction of expense related to share-based compensation. Refer to Note 19, Share-Based Compensation, for additional information.

Research and Development Expenses, Net

	Nine Months Ended September 30,				Increase (Decrease)
	2014	Percentage of Revenues	2013	Percentage of Revenues
		(in millions of dollars)
Research and development expenses, net	$1,726	2.9%	$1,719	3.4%	$7	0.4%
We conduct research and development for new and existing vehicles and technologies to improve performance, safety, fuel efficiency, reliability, comfort and convenience and consumer perception of our vehicles. Research and development expenses consist primarily of material costs and personnel related expenses that support development of new and existing vehicles and powertrain technologies, including the building of three-dimensional models, virtual simulations, prototype building and testing (including with respect to the integration of safety and powertrain technologies) and assembly of pre-production pilot models. Additionally, research and development activities focus on improved fuel efficiency and reduced emissions. We share access to certain platforms, vehicles, products and technologies with FCA. Likewise, costs are shared with FCA related to joint engineering and development activities and we reimburse each other based upon costs agreed to under our cost sharing arrangements. Our research and development expenses for the nine months ended September 30, 2014 and 2013 are net of reimbursements of $24 million and $26 million, respectively.
Research and development expenses remained relatively consistent period over period, and were in line with our continued investments in mid-cycle and new program actions along with continued spending for our joint development programs with FCA, primarily related to future B-segment vehicles.
Restructuring Expense (Income), Net

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013
	(in millions of dollars)
Restructuring expense (income), net	$5	$(12)	$17	NM
In February 2014, we undertook a voluntary severance program in Venezuela to facilitate workforce reductions. During the nine months ended September 30, 2014, we incurred approximately $10 million of restructuring expense associated with the program in Venezuela.
In connection with our transaction with Old Carco in June 2009, we assumed certain liabilities related to specific restructuring actions commenced by Old Carco. We continue to monitor these previously established reserves for adequacy, taking into consideration the status of the restructuring actions and the estimated costs to complete the actions, and any necessary adjustments are recorded in the period the adjustment is determinable. During the nine months ended September 30, 2014 and 2013, we made refinements to restructuring reserve estimates resulting in restructuring income of approximately $5 million and $12 million, respectively. Refer to Note 17, Restructuring Actions, for additional information.

Interest Expense

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013
	(in millions of dollars)
Interest expense	$643	$784	$(141)	(18.0)%
Interest expense included the following:

	Nine Months Ended September 30,
	2014	2013
	(in millions of dollars)
Financial interest expense:
VEBA Trust Note	$44	$326
2019 and 2021 Notes	341	195
Tranche B Term Loan due 2017	83	120
Tranche B Term Loan due 2018	37	—
Canadian Health Care Trust Notes	55	67
Mexican development banks credit facilities	34	41
Other	48	42
Interest accretion (1)	39	88
Capitalized interest related to capital expenditures	(38)	(95)
Total	$643	$784

(1) Interest accretion is primarily related to debt discounts/premiums, debt issuance costs and fair value adjustments.
The decrease in interest expense resulted primarily from the prepayment of the senior unsecured note issued June 10, 2009 to the VEBA Trust, that was funded with new debt issuances which have lower effective interest rates than the VEBA Trust Note, and the June 2013 amendment and restatement and the December 2013 re-pricing which lowered the effective interest rate of the tranche B term loan maturing May 24, 2017. Refer to —New Debt Issuances and Prepayment of the VEBA Trust Note for additional information regarding the VEBA Trust Note prepayment and new debt issuances, and to Item 7 Management Discussion and Analysis —Liquidity and Capital Resources in our 2013 Form 10-K for further information regarding the June 2013 amendment and restatement and the December 2013 re-pricing of the tranche B term loan maturing May 24, 2017. The decrease in capitalized interest was consistent with the reduction in the effective interest rate, and a lower average construction in progress balance for the first nine months of 2014 compared to the same period in 2013.
Loss on Extinguishment of Debt

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013
	(in millions of dollars)
Loss on extinguishment of debt	$504	$23	$481	NM
During the nine months ended September 30, 2014, in connection with the prepayment of the VEBA Trust Note in February 2014, we recorded a non-cash charge of $504 million, consisting primarily of the remaining unamortized debt discount. During the nine months ended September 30, 2013, in connection with the June 2013 amendment and re-pricing of our tranche B term loan maturing May 24, 2017 and $1.3 billion revolving credit facility, we recognized a $23 million loss on extinguishment of debt. The loss included the write off of $12 million of unamortized debt discounts and $3 million of unamortized debt issuance costs associated with the original facilities, as well as $8 million of call premium and other fees associated with the amendment and re-pricing.

Liquidity and Capital Resources
Liquidity Overview
We require significant liquidity in order to meet our obligations and fund our business plan. Short-term liquidity is required to purchase raw materials, parts and components required for vehicle production, and to fund selling, administrative, research and development and other expenses. In addition to our general working capital needs, we expect to use significant amounts of cash for the following purposes: (i) capital expenditures to support our existing and future products; (ii) principal and interest payments under our financial obligations and (iii) pension and other postretirement benefits, or OPEB, payments. Our capital expenditures are estimated to be approximately $1 billion for the remainder of 2014, which we plan to fund with cash generated primarily from our operating activities.
Liquidity needs are met primarily through cash generated from operations, including the sale of vehicles and service parts to dealers, distributors and other consumers worldwide. We also have access to an undrawn revolving credit facility detailed under the caption —Total Available Liquidity, below. In addition, long-term liquidity needs may involve some level of debt refinancing as outstanding debt becomes due or we are required to make amortization or other principal payments. Although we believe that our current level of total available liquidity is sufficient to meet our short-term and long-term liquidity requirements, we regularly evaluate opportunities to improve our liquidity position and increase our Net Industrial Cash over time in order to enhance our financial flexibility and to achieve and maintain a liquidity and capital position consistent with that of our principal competitors. Our calculation of Net Industrial Cash, as well as a detailed discussion of this measure, is included below in —Non-GAAP Financial Measures —Net Industrial Cash.
Any actual or perceived limitations of our liquidity, or the liquidity of FCA, may limit the ability or willingness of counterparties, including dealers, consumers, suppliers, lenders and financial service providers, to do business with us, or require us to restrict additional amounts of cash to provide collateral security for our obligations. Our liquidity levels are subject to a number of risks and uncertainties, including those described in Forward-Looking Statements, above, and in Item 1A. Risk Factors in our 2013 Form 10-K.
Total Available Liquidity
At September 30, 2014, our total available liquidity was $14.9 billion, including $1.3 billion available under our revolving credit facility that matures in May 2016, or the Revolving Facility. We may access these funds subject to the conditions of our Senior Credit Facilities, which include the Tranche B Term Loan due 2017 and the Revolving Facility. The proceeds from the Revolving Facility may be used for general corporate and/or working capital purposes. The terms of our Senior Credit Facilities and term loan credit facility that matures on December 31, 2018, require us to maintain a minimum liquidity of $3.0 billion inclusive of any amounts undrawn on our Revolving Facility. Total available liquidity includes cash and cash equivalents, which are subject to intra-month, foreign currency exchange and seasonal fluctuations. Restricted cash is not included in our presentation of total available liquidity.
The following summarizes our total available liquidity (in millions of dollars):

	September 30, 2014	December 31, 2013
Cash and cash equivalents (1)	$13,577	$13,344
Revolving Facility availability (2)	1,300	1,300
Total Available Liquidity	$14,877	$14,644

(1)
The foreign subsidiaries for which we have elected to indefinitely reinvest earnings outside of the U.S. held $1.7 billion and $1.0 billion of Cash and cash equivalents as of September 30, 2014 and December 31, 2013, respectively. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these subsidiaries, as the earnings are indefinitely reinvested. However, if we determine in the future that it is necessary to repatriate these funds or we sell or liquidate any of these subsidiaries, we may be required either to pay taxes or make distributions to our members to pay taxes associated with the repatriation or the sale or liquidation of these subsidiaries. We may also be required to accrue and pay withholding taxes, depending on the foreign jurisdiction from which the funds are repatriated.

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
Refer to —Cash Flows, Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013, for additional information regarding the increase of $233 million in cash and cash equivalents from December 31, 2013 to September 30, 2014.
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

The proceeds of these transactions were used to prepay all amounts outstanding of approximately $5.0 billion under the VEBA Trust Note, which included a principal payment of $4,715 million and interest accrued through February 7, 2014. The $4,715 million principal payment consisted of $128 million of interest that was previously capitalized as additional debt with the remaining $4,587 million representing the original face value of the note. The payment of capitalized interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014.
In connection with the prepayment of the VEBA Trust Note, we recorded a non-cash charge of $504 million in the first quarter of 2014, consisting primarily of the remaining unamortized debt discount. The charge is included in Loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Income.
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
As of September 30, 2014, we may refinance or re-price the Tranche B Term Loan due 2017 and the Tranche B Term Loan due 2018 without premium or penalty.
Subsequent to these new debt issuances, and subject to the limitations in the amended and restated credit agreement governing the Senior Credit Facilities, the term loan credit agreement governing the Term Loan Credit Facility, and the indenture governing our secured senior notes, we have the option to increase the amount of the Revolving Facility, in an aggregate principal amount not to exceed $700 million, subject to certain conditions.

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
Secured Senior Notes
During the nine months ended September 30, 2014, net interest payments of $210 million were made on the outstanding Notes. The $210 million of net interest payments were composed of $198 million that is included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014, and $12 million related to the repayment of the debt issuance premium on the Offered Notes, which is included in Net Cash Used in Financing Activities in the accompanying Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014.
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
The payments of capitalized interest are included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013.
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
VEBA Trust Note
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
Refer to our 2013 Form 10-K for additional information related to the VEBA Trust Note.
Amounts Available for Borrowing under Credit Facilities
As of September 30, 2014, our $1.3 billion revolving credit facility remains undrawn and the Tranche B Term Loan due 2017, the Tranche B Term Loan due 2018 and the Mexican development banks credit facilities remain fully drawn. Our $4.5 billion ($5.0 billion Canadian dollar) Gold Key Lease secured revolving credit facility remained undrawn as of September 30, 2014, however, no additional funding will be provided as this facility was terminated effective October 10, 2014.
Refer to our 2013 Form 10-K for additional information regarding the terms of our financing arrangements.
Capital Structure
In connection with FCA's capital planning to support its 2014-2018 business plan, FCA has announced its intention to eliminate any contractual terms limiting the free flow of capital among FCA and its consolidated subsidiaries. As a result, we expect to redeem our 2019 Notes and 2021 Notes no later than at the respective initial optional redemption dates of June 2015 and June 2016. FCA also announced that it expects to refinance the Company's term loans and revolving credit facility at or before this time.
Restricted Cash
Restricted cash, which includes cash equivalents, was $314 million as of September 30, 2014. Restricted cash included $228 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler AG and $86 million of collateral for other contractual agreements.
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
Cash Flows
Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013
Operating Activities —Nine Months Ended September 30, 2014
For the nine months ended September 30, 2014, our net cash provided by operating activities was $4,842 million and was primarily the result of:

(i)
net income of $540 million, adjusted to add back $2,375 million of depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts) and the non-cash $504 million loss on extinguishment of debt associated with the prepayment of the VEBA Trust Note;

(ii)	a $1,933 million increase in trade liabilities, primarily due to our production in September 2014 exceeding that of December 2013, the month that our annual plant shutdowns occur;

(iii)
a $568 million increase in accrued warranty costs, primarily due to a $407 million increase in our net adjustments to pre-existing warranties, which included the effects of recently approved recall campaigns;

(iv)	a $504 million obligation (including $7 million of interest accretion) associated with the MOU which we entered into with the UAW for its continued support of our WCM programs;

(v)
a $366 million increase in payables due to Fiat as a result of increased purchases of vehicles, parts, services, tooling, machinery and equipment relative to cash disbursements during the third quarter of 2014;

(vi)	a $231 million increase in accrued vehicle residual value guarantees, primarily due to an increase in the number of GDP in-service vehicles;

(vii)	a $178 million increase in accrued sales incentives, primarily due to an increase in retail incentives owed to our U.S. dealers; and

(viii)
$133 million in foreign currency translation losses were recognized as a result of the March and September 2014 remeasurements related to the devaluation of the Venezuelan currency, partially offset by $4 million of net transaction gains to Revenues, net. Refer to Note 18, Venezuelan Currency Regulations and Devaluation, for further detail on both of these items.

These increases in our net cash provided by operating activities were partially offset by:

(i)	a $642 million increase in inventories, primarily due to seasonal impacts. In comparison, our inventory levels were lower in December 2013 due to our annual plant shutdowns in that month;

(ii)	$400 million of pension and OPEB contributions;

(iii)
a $353 million increase in trade receivables, primarily due to our shipments at the end of September 2014 exceeding those at the end of December 2013 as a result of our annual plant shutdowns in December. We generally receive payments on sales of vehicles in North America within a few days of shipment from our assembly plants;

(iv)	a $271 million increase in prepaid expense related to common capital investment with Fiat; and

(v)	a $128 million repayment of capitalized interest on the VEBA Trust Note.
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

(ii)
a $78 million foreign currency translation loss recognized as a result of the February 2013 currency devaluation in Venezuela, partially offset by a $21 million foreign currency transaction gain due to certain monetary liabilities, which had been submitted to CADIVI for payment approval through the ordinary course of business prior to the devaluation date, being approved to be paid at an exchange rate of 4.30 VEF per USD during the third quarter of 2013;

(iii)	a $1,516 million increase in trade liabilities, primarily because our production in September 2013 exceeded that of December 2012, the month that our annual plant shutdowns occur; and

(iv)	a $239 million increase in payables due to Fiat as a result of increased purchases of vehicles, components, parts, tooling and equipment during the nine months of 2013 as compared to late 2012.
These increases in our net cash provided by operating activities were partially offset by:

(i)	$691 million of pension and OPEB contributions;

(ii)
a $300 million increase in trade receivables, primarily because our shipments at the end of September 2013 exceeded those at the end of December 2012 as a result of our annual plant shutdowns in December. We generally receive payments on sales of vehicles in North America within a few days of shipment from our assembly plants;

(iii)
a $1,663 million increase in inventories, primarily due to increased finished vehicle and work in process levels at September 30, 2013 compared to December 31, 2012. These increases were primarily driven by higher production levels in September 2013 to meet anticipated consumer demand, as well as the shipment holds on the all-new Jeep Cherokees at the end of September 2013 to address quality concerns prior to shipment. In comparison, our inventory levels were lower in December 2012 due to our annual plant shutdowns in that month. Our international finished vehicle inventory levels have also increased since December 2012 in order to support consumer demand for both our and FCA's vehicles. The number of FCA vehicles that we are distributing through our international distribution centers continues to increase as we continue to implement our distribution strategy with FCA;

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

Investing Activities —Nine Months Ended September 30, 2014
For the nine months ended September 30, 2014, our net cash used in investing activities was $2,542 million and was primarily the result of:

(i)	$2,576 million of capital expenditures to support our investments in existing and future products.

These cash outflows were partially offset by:

(i)	a $19 million decrease in Restricted cash, consistent with the terms of certain commercial agreements; and

(ii)	$18 million of proceeds from disposals of property, plant and equipment, primarily related to the sale of properties within the U.S.
Investing Activities —Nine Months Ended September 30, 2013
For the nine months ended September 30, 2013, our net cash used in investing activities was $2,413 million and was primarily the result of:

(i)	$2,436 million of capital expenditures to support our investments in existing and future products.
These cash outflows were partially offset by:

(i)
a $30 million decrease in restricted cash, which was primarily the result of no collateral required to be posted for our foreign currency exchange and commodity derivative contracts as of September 30, 2013 due to positive mark-to-market adjustments during 2013, as well as minimum posting thresholds included in our agreements.

Financing Activities —Nine Months Ended September 30, 2014
For the nine months ended September 30, 2014, our net cash used in financing activities was $1,814 million and was primarily the result of:

(i)	$1,970 million of distributions to members, comprised of a $1,900 million special distribution to members and $70 million for state tax withholding obligations and other taxes; and

(ii)
$165 million of debt repayments, including $77 million related to the Canadian Health Care Trust Notes, $24 million related to the Tranche B Term Loan due 2017, $22 million related to the Mexican development banks credit facility, $9 million related to the Tranche B Term Loan due 2018 and $33 million related to capital leases and other financial obligations.

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
Financing Activities —Nine Months Ended September 30, 2013
For the nine months ended September 30, 2013, our net cash used in financing activities was $223 million and was primarily the result of:

(i)
$188 million of debt repayments, including $45 million related to the HCT Tranche A note, $37 million related to the Auburn Hills headquarters loan, $23 million related to the Mexican development banks credit facility, $23 million related to the Tranche B Term Loan due 2017 and $60 million related to capital leases and other financial obligations; and

(ii)
$27 million of debt issuance costs related to the June 2013 amendment and re-pricing of our Tranche B Term Loan maturing May 24, 2017 and $1.3 billion revolving credit facility. In connection with this transaction, we repaid $760 million of the outstanding principal balance of the Tranche B Term Loan maturing May 24, 2017 to lenders who either partially or fully reduced their holdings with proceeds received from the new and continuing lenders who acquired the outstanding principal balance. Refer to —Liquidity and Capital Resources —Total Available Liquidity —Senior Credit Facilities Amendment, for additional information regarding this transaction.
Net Industrial Cash
Our calculation of Net Industrial Cash, as well as a detailed discussion of this measure, is included below in —Non-GAAP Financial Measures —Net Industrial Cash.
Our Net Industrial Cash decreased by $363 million from a $1,043 million Net Industrial Cash position at December 31, 2013 to a $680 million Net Industrial Cash position at September 30, 2014, primarily due to a $596 million increase in our financial liabilities, driven by our refinancing transaction in February 2014, as discussed in Cash Flows, above.
Free Cash Flow
Our calculation of Free Cash Flow, as well as a detailed discussion of this measure, are included below in —Non-GAAP Financial Measures —Free Cash Flow.
Free Cash Flow for the nine months ended September 30, 2014 and 2013 totaled $2,300 million and $197 million, respectively.
The increase in Free Cash Flow from 2013 to 2014 was primarily due to:

(i)
a $2,232 million increase in our cash generated from operations. Refer to —Cash Flows, Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013, for additional information regarding the change in our cash generated from operations; and

These favorable changes were partially offset by:

(i)	a $140 million increase in our capital expenditures, primarily due to the timing of payments related to our continued investments to enhance our current and future product portfolio.
Defined Benefit Pension Plans and OPEB Plans —Contributions
During the nine months ended September 30, 2014, employer contributions to our U.S. and Canadian funded pension plans amounted to $248 million and $4 million, respectively. For the remainder of 2014, employer contributions to our U.S. funded pension plans are expected to be $2 million to satisfy minimum funding requirements; employer contributions to our Canadian funded pension plans are expected to be $1 million to satisfy minimum funding requirements.
Employer contributions to our unfunded pension and OPEB plans amounted to $17 million and $131 million, respectively, for the nine months ended September 30, 2014. Employer contributions to our unfunded pension and OPEB plans for the remainder of 2014 are expected to be $5 million and $44 million, respectively, which represent the expected benefit payments to participants.
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
Defined Benefit Pension Plans —Obligation
During the second quarter of 2013, we amended our U.S. and Canadian salaried defined benefit pension plans. The U.S. plans were amended in order to comply with Internal Revenue Service regulations, cease the accrual of future benefits effective December 31, 2013, and enhance the retirement factors. The Canada amendment ceases the accrual of future benefits effective December 31, 2014, enhances the retirement factors and continues to consider future salary increases for the affected employees. The changes to the plans resulted in an interim remeasurement of the plans, as well as a curtailment gain and plan amendments. As a result, we recognized a $780 million net reduction to our pension obligation, a $9 million reduction to prepaid pensions and a corresponding $771 million increase in accumulated other comprehensive income. For the nine months ended September 30, 2014, there were no plan amendments that would have a remeasurement impact or curtailment gain/loss to our defined benefit pension plans. Refer to our 2013 Form 10-K for additional information regarding the amended U.S and Canadian salaried defined pension plans.
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

The reconciliation of net income to Adjusted Net Income, Modified Operating Profit and Modified EBITDA is set forth below (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$611	$464	$540	$1,137
Plus:
Charge for MOU with the UAW (1)	—	—	672	—
Loss on extinguishment of debt (2)	—	—	504	23
Adjusted Net Income	$611	$464	$1,716	$1,160
Plus:
Income tax expense	162	146	213	215
Net interest expense	192	247	597	755
Net pension, OPEB and other employee benefit costs (gains) other than service costs	(20)	3	(18)	(27)
Restructuring expense (income), net	1	(1)	5	(12)
Other financial expense, net	—	3	4	14
Modified Operating Profit	$946	$862	$2,517	$2,105
Plus:
Depreciation and amortization expense	819	785	2,347	2,147
Less:
Depreciation and amortization expense for vehicles held for lease	(99)	(74)	(219)	(146)
Modified EBITDA	$1,666	$1,573	$4,645	$4,106

(1)
In the first nine months of 2014, we recorded an infrequent charge of $672 million, which reflected the costs associated with the January 2014 MOU to supplement the existing collective bargaining agreement with the UAW in exchange for the UAW's specific commitment to our continued roll-out of our WCM programs and long-term business plan.

(2)
In connection with the February 2014 prepayment of the VEBA Trust Note, with an original face amount of $4,587 million, we recognized a $504 million loss on extinguishment of debt, consisting primarily of the remaining unamortized debt discount. For the nine months ended September 30, 2013, a $23 million loss on extinguishment of debt was recognized related to the June 2013 amendment and re-pricing of our tranche B term loan maturing May 24, 2017 and revolving credit facility, consisting primarily of unamortized debt discount.

Net Industrial Cash
We compute Net Industrial Cash as cash and cash equivalents less total financial liabilities. We use Net Industrial Cash as a measure of our financial leverage and believe it is useful in evaluating our financial leverage.
The following is a reconciliation of cash and cash equivalents to Net Industrial Cash (in millions of dollars):

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$13,577	$13,344
Less: Financial liabilities (1)	(12,897)	(12,301)
Net Industrial Cash	$680	$1,043

(1)	Refer to Note 10, Financial Liabilities, of our accompanying condensed consolidated financial statements for additional information regarding our financial liabilities.

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
The following is a reconciliation of Net Cash Provided by Operating and Investing Activities to Free Cash Flow (in millions of dollars):

	Nine Months Ended September 30,
	2014	2013
Net Cash Provided by Operating Activities	$4,842	$2,610
Net Cash Used in Investing Activities	(2,542)	(2,413)
Free Cash Flow	$2,300	$197
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
Under the financing arrangement, SCUSA has agreed to specific transition milestones for the initial year following launch. We have deemed SCUSA’s performance toward the milestones satisfactory and agreed that the SCUSA Agreement will have a ten year term commencing February 2013, subject to early termination in certain circumstances, including the failure by a party to comply with certain of its ongoing obligations under the SCUSA Agreement. In accordance with the terms of the agreement, SCUSA provided us an upfront, nonrefundable payment of $150 million in May 2013, which was recognized as Deferred revenue and is being amortized over ten years. As of September 30, 2014, $129 million remained in Deferred revenue in the accompanying Condensed Consolidated Balance Sheets.
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
Ally Repurchase Obligation
In April 2013, the Auto Finance Operating Agreement between the Company and Ally Financial Inc., which we refer to as the Ally Agreement, was terminated. In accordance with the terms of the Ally Agreement, we were obligated for one year subsequent to the termination of the agreement to repurchase Ally-financed U.S. dealer inventory that was acquired on or before April 30, 2013 upon certain triggering events and with certain exceptions, in the event of an actual or constructive termination of a dealer’s franchise agreement, including in certain circumstances when Ally Financial Inc., or Ally, forecloses on all assets of a dealer securing financing provided by Ally. These obligations excluded vehicles that had been damaged or altered, that were missing equipment or that had excessive mileage or an original invoice date that was more than one year prior to the repurchase date. As of May 1, 2014, we were no longer obligated to repurchase dealer inventory that was acquired prior to April 30, 2013 and was financed by Ally.

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
As of September 30, 2014, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $372 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at September 30, 2014, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.
Off-Balance Sheet Arrangements
We have entered into various off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or liquidity.
Arrangements with Key Suppliers
From time to time, in the ordinary course of our business, we enter into various arrangements with third party key suppliers in order to establish strategic and technological advantages. A limited number of these arrangements contain unconditional purchase obligations to purchase a fixed or minimum quantity of goods and/or services with fixed and determinable price provisions. Purchases under our arrangements with third parties were $179 million and $228 million for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, we increased our purchase obligations with certain suppliers. Future minimum purchase obligations under our arrangements as of September 30, 2014 were as follows (in millions of dollars):

Remainder of 2014	$93
2015	295
2016	268
2017	222
2018	209
2019 and thereafter	218
In addition, certain of the arrangements we have entered into with FCA contain unconditional purchase obligations to purchase a fixed or minimum quantity of goods and/or services with fixed and determinable price provisions. During the nine months ended September 30, 2014, we increased our purchase obligation with FCA. Purchases under our arrangements were $417 million and $321 million for the nine months ended September 30, 2014 and 2013, respectively. Future minimum purchase obligations under our arrangements as of September 30, 2014 were as follows (in millions of dollars):

Remainder of 2014	$13
2015	82
2016	91
2017	100
2018	100
2019 and thereafter	210

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
As previously disclosed, in June 2014, the National Development and Reform Commission of the Government of the People’s Republic of China, or NDRC, initiated an investigation of Chrysler Group (China) Sales Limited, or CGCSL, a 100 percent owned subsidiary of the Company, relating to the Company’s compliance with the Chinese Anti-Monopoly Law, or AML. In September 2014, the NDRC announced the imposition on CGCSL of a fine in the amount of 31.682 million renminbi (approximately $5.1 million) as a result of past practices or acts that were deemed to violate the AML.
Employees
The following summarizes the number of our salaried and hourly employees as of the dates noted below:

	September 30, 2014	December 31, 2013
Salaried	21,720	20,389
Hourly	55,570	53,323
Total	77,290	73,712
The increase in our total workforce during the nine months ended September 30, 2014 was primarily attributable to the hiring of manufacturing employees to support our current and anticipated production volumes, as well as additional engineering, research and development and other highly skilled employees to support our product development, sales, marketing and other corporate activities.
In the U.S. and Canada combined, substantially all of our hourly employees and approximately 20 percent of our salaried employees were represented by unions under collective bargaining agreements, which represented approximately 65 percent of our worldwide workforce as of September 30, 2014. The UAW and Unifor represent substantially all of these represented employees in the U.S. and Canada, respectively.
On January 21, 2014, we entered into the MOU with the UAW to supplement our existing collective bargaining agreement. In exchange for the UAW's legally enforceable specific commitment to continue to support the implementation of WCM programs throughout our manufacturing facilities, to facilitate benchmarking across all of our manufacturing plants and to actively assist in the achievement of our long-term business plan, we agreed to make payments totaling $700 million to be paid in four equal annual installments. At the direction of the UAW, the payments are to be made to the VEBA Trust. As the MOU was negotiated and executed concurrently with the Equity Purchase Agreement described under Note 16, Other Transactions with Related Parties, and as Fiat was a related party to us and the UAW and the VEBA Trust were related parties, the two agreements were accounted for by Fiat as a single commercial transaction with multiple elements. As a result, the fair value of the total consideration paid under the Equity Purchase Agreement and the MOU was allocated to the various elements acquired by Fiat and us. Due to the unique nature and inherent judgment involved in determining the fair value of the UAW’s commitments under the MOU, a residual value methodology was used to determine the portion of the consideration paid attributable to the UAW’s commitments. We have reflected in the accompanying condensed consolidated financial statements only the impacts of these transactions that are related to us. Refer to Note 16, Other Transactions with Related Parties, for a discussion of the accounting for these transactions.
Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board, or FASB, issued guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We will comply with this guidance as of December 31, 2016.
In May 2014, the FASB issued updated guidance that requires a company to recognize revenue upon transfer of control of goods or services to a customer at an amount that reflects the consideration it expects to receive. This new revenue recognition model defines a five step process to achieve this objective. The updated guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The guidance is effective for periods beginning after December 15, 2016. We will comply with this guidance as of January 1, 2017, and we are currently evaluating the method of implementation and impact of adoption on our consolidated financial statements.
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
Critical Accounting Estimates
The accompanying condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. For a discussion of our critical accounting estimates, refer to Item 7 —Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Estimates and Item 8 —Financial Statements and Supplementary Data —Note 2, Basis of Presentation and Significant Accounting Policies, included in our 2013 Form 10-K. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2014.
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
The fair value of each unit issued under the plans is based on the fair value of our membership interests. Each unit, or Chrysler Group Unit, is equal to 1/600th of the value of a Membership Interest. Refer to Note 19, Share-Based Compensation, of our accompanying condensed consolidated financial statements for additional information.
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
On January 21, 2014, Fiat completed the Equity Purchase Agreement in which its 100 percent owned subsidiary, FNA, indirectly acquired from the VEBA Trust all of the membership interests in the Company not previously held by FNA. The implied fair value of the Company in that transaction was determined by Fiat based upon the range of potential values determined in connection with the initial public offering, or IPO, that we were pursuing at the direction of our members at that time, reduced by approximately 15 percent for the expected discount that would have been realized in order to complete a successful IPO for the minority interest being sold. This value was used to corroborate the fair value, including the discount for lack of marketability, determined at December 31, 2013. Refer to Note 16, Other Transactions with Related Parties, of our accompanying condensed consolidated financial statements for additional information. There were no such transactions during 2013.
The assumptions noted above used in the contemporaneous estimation of fair value at each measurement date have not changed significantly with the exception of the weighted average cost of capital, which is directly influenced by external market conditions. As of September 30, 2014, a change of 50 basis points in the weighted average cost of capital would cause the value of a Chrysler Group Unit to change by approximately $0.35, which would change our share-based compensation liability by approximately $2 million.
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
During 2014, two transactions occurred that diluted the fair value of equity and the per unit fair value of a Chrysler Group Unit based on our discounted cash flow methodology. These transactions were:

•
A special distribution paid from available cash on hand by the Company to its members, in an aggregate amount of $1,900 million on January 21, 2014, which served to fund a portion of the transaction whereby Fiat acquired the VEBA Trust's remaining membership interest in the Company (FNA directed its portion of the special distribution to the VEBA Trust as part of the purchase consideration); and

•
The prepayment of the Company’s VEBA Trust Note on February 7, 2014, that accelerated tax deductions that were being passed through to the Company's members. Had the payments been made according to the original terms of the VEBA Trust Note, an expected future tax benefit, net of discounting, of approximately $720 million would have been realized.

Refer to Note 19, Share-Based Compensation —Anti-Dilution Adjustment, of our accompanying condensed consolidated financial statements for additional information regarding these dilutive transactions and the resulting anti-dilution adjustment.
In light of the May 6, 2014 publication of the 2014-2018 FCA Business Plan and in recognition of the Company's performance for the 2012 and 2013 performance years, the Compensation and Leadership Development Committee, or Compensation Committee, on May 12, 2014, approved an amendment to outstanding performance share unit, or LTIP PSU award agreements, subject to participant consent, to modify outstanding LTIP PSUs by closing the performance period for such awards as of December 31, 2013. Participants were notified of this modification on or about May 30, 2014, and all plan participants subsequently consented to the amendment. The modification provides for a payment of the LTIP PSUs granted under the Chrysler Group LLC 2012 Long Term Incentive Plan, or 2012 LTIP Plan, representing two-thirds of the original LTIP PSU award based on the unadjusted December 31, 2013 per unit fair value of $10.47. To receive the LTIP PSU payment, a participant must remain an employee up to the date the LTIP PSUs are paid, which is expected to occur between January 1, 2015 and March 15, 2015. As a result, compensation expense was reduced by approximately $21 million during the nine months ended September 30, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Omitted under the reduced disclosure format permitted by General Instruction H(2)(c) of Form 10-Q.
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
Changes in Internal Control over Financial Reporting
We continuously monitor and evaluate changes in our internal control over financial reporting. In support of our drive toward common global systems, we have replaced our current finance, procurement, and capital project and investment management systems with an SAP system that was developed leveraging the SAP system FCA currently utilizes. As appropriate, we continue to modify the design and documentation of internal control processes and procedures relating to the new systems to simplify and automate many of our previous processes. Our management believes that the implementation of these systems will continue to improve and enhance our internal controls over financial reporting. For additional information refer to Item 1A —Risk Factors in our 2013 Form 10-K.
There was no other change in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As previously disclosed, in June 2014, the National Development and Reform Commission of the Government of the People’s Republic of China, or NDRC, initiated an investigation of Chrysler Group (China) Sales Limited, or CGCSL, a 100 percent owned subsidiary of the Company, relating to the Company’s compliance with the Chinese Anti-Monopoly Law, or AML. In September 2014, the NDRC announced the imposition on CGCSL of a fine in the amount of 31.682 million renminbi (approximately $5.1 million) as a result of past practices or acts that were deemed to violate the AML.

Item 6. Exhibits

Exhibit Number	Description of Documents

10.1
Form of Modification Letter regarding Performance Share Unit Award Agreement under Chrysler Group LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Chrysler Group LLC’s Current Report on Form 8-K, filed with the SEC on August 8, 2014, File No. 000-54282)

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

CHRYSLER GROUP LLC

Dated: November 5, 2014	By:	/s/ Richard K. Palmer
Richard K. Palmer
Senior Vice President and Chief Financial Officer

CHRYSLER GROUP LLC
Exhibit Index

Exhibit Number	Description of Documents

10.1
Form of Modification Letter regarding Performance Share Unit Award Agreement under Chrysler Group LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Chrysler Group LLC’s Current Report on Form 8-K, filed with the SEC on August 8, 2014, File No. 000-54282)

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