Form 10-K
period 2014-12-31
FCA US LLC
filed 2015-03-04
CIK 1513153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
 Commission file number 000-54282

FCA US LLC
(Exact name of Registrant as Specified in its Charter)

DELAWARE	27-0187394
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1000 Chrysler Drive Auburn Hills, Michigan	48326
(Address of Principal Executive Offices)	(Zip Code)
(248) 512-2950
(Registrant’s Telephone Number, Including Area Code)
Chrysler Group LLC
(Former name or former address, if changed since last report)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
There is no public market for our equity securities. As of March 4, 2015, there were 1,632,654 Membership Interests issued and outstanding.
The registrant meets the conditions set forth in General Instruction I(2)(a) and (c) of Form 10-K and is therefore filing this form with certain reduced disclosures as permitted by those instructions.
DOCUMENTS INCORPORATED BY REFERENCE
None.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
2014 ANNUAL REPORT ON FORM 10-K

Unless otherwise specified, the terms "we," "us," "our," "FCA US," "Chrysler Group" and the "Company" refer to FCA US LLC, formerly known as Chrysler Group LLC, and its consolidated subsidiaries, or any one or more of them, as the context may require. “Old Carco” refers to Old Carco LLC, formerly known as Chrysler LLC, and its consolidated subsidiaries, or any one or more of them, as the context may require. "FCA" refers to Fiat Chrysler Automobiles N.V., a public limited liability company (naamloze vennootschap) organized under the laws of the Netherlands, its consolidated subsidiaries (excluding FCA US) and entities it jointly controls, or any one or more of them, as the context may require. References to "Fiat" refer solely to Fiat S.p.A., the predecessor of FCA.
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
Forward-Looking Statements
This report contains forward-looking statements that reflect our current views about future events. We use the words "anticipate," "assume," "believe," "estimate," "expect," "will," "intend," "may," "plan," "project," "should," "could," "seek," "designed," "potential," "forecast," "target," "objective," "goal," or the negatives of such terms or other similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. For additional discussion of these risks, refer to Item 1A. Risk Factors. These factors include, but are not limited to:

•	our continued ability to reach certain minimum vehicle sales volumes to maintain profitability and appropriate levels of cash flow;

•
our ability to regularly introduce new or significantly refreshed vehicles that appeal to a wide base of consumers and to respond to changing consumer preferences, quality demands, economic conditions and government regulations;

•	an increase in unemployment levels, erosion in current economic conditions or decrease in consumer confidence, especially in North America, where we sell most of our vehicles;

•	the impact of product recalls and/or vehicle defects (including product liability claims);

•	our dependence on FCA;

•	our ability to control costs and implement cost reduction and productivity improvement initiatives;

•	lengthy product development cycles and our inability to adequately forecast demand for our vehicles which may lead to inefficient use of our production capacity;

•	our ability to increase vehicle sales outside of North America;

•	changes in foreign currency exchange rates;

•	competitive pressures that may limit our ability to reduce sales incentives, achieve better pricing and grow our profitability;

•	the potential inability of consumers and our dealers to obtain affordably priced financing on a timely basis due to our lack of a captive finance company;

•	disruption of production or delivery of new vehicles due to shortages of materials, including supply disruptions resulting from natural disasters, labor strikes or supplier insolvencies;

•	changes and fluctuations in the prices of raw materials, parts and components;

•	our substantial indebtedness and limitations on our liquidity that may limit our ability to execute our business plan;

•	changes in laws, regulations and government policies, particularly those relating to vehicle emissions, fuel economy and safety; and

•
interruptions to our business operations caused by information technology systems failures arising from our transition to new, enterprise-wide software systems or from potential cyber security incidents.

If any of these risks and uncertainties materialize, or if the assumptions underlying any of our forward-looking statements prove incorrect, then our actual results, level of activity, performance or achievements may be materially different from those we express or imply by such statements. The risks described in Item 1A. Risk Factors are not exhaustive. Other sections of this report describe additional factors that could adversely affect our business, financial condition or results of operations. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those implied by any forward-looking statements. We do not intend, or assume any obligation, to update these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements referred to above and included elsewhere in this report.

ii

PART I
Item 1. Business.
Company Overview
We design, engineer, manufacture, distribute and sell vehicles under the brand names Chrysler, Jeep, Dodge and Ram and the SRT performance vehicle designation. Our product lineup includes passenger cars, utility vehicles (including sport utility vehicles, or SUVs, and crossover vehicles, or CUVs), minivans, trucks and commercial vans. We also sell automotive service parts and accessories under the Mopar brand name. In addition, we sell separately-priced service contracts to customers and provide contract manufacturing services to other vehicle manufacturers, primarily other affiliates of our parent company, FCA. As part of the FCA family of companies, or the Group, we also manufacture certain vehicles in Mexico, which are distributed by us throughout North America and select markets and sold to FCA for distribution in other select markets. In addition, FCA manufactures certain vehicles for us, which we sell in the U.S. and internationally. Our products are available in more than 150 countries around the world.
The majority of our operations, employees, independent dealers and sales are in North America, primarily in the U.S. Approximately 10 percent of our vehicle sales in 2014 were outside North America, principally in Asia Pacific, South America and Europe.
FCA is the beneficial owner of 100 percent of our membership interests. Our governance documents include provisions that effectively grant FCA full control over our governance structure, including the election of our entire Board of Directors, or the Board. In addition, our Chief Executive Officer and Chief Financial Officer serve in those same roles for FCA.
Group membership has provided us with a number of benefits, including access to new vehicles, platforms and powertrain technologies, particularly with respect to smaller, more fuel-efficient vehicles, as well as commercial vehicles. This relationship has also allowed us to streamline global distribution, and to realize procurement benefits in light of our combined purchasing volume. In addition, we have implemented FCA’s World Class Manufacturing, or WCM, principles in our manufacturing operations with the objective of enhancing worker efficiency, productivity, safety and vehicle quality. See Item 1A. Risk Factors —We depend on our relationship with FCA to collaborate in the development of new vehicle platforms and powertrain technologies, additional scale, global distribution and management resources that are critical to our viability and success for a discussion of risks relating to these relationships.
Products
We believe that we can continue to increase our vehicle sales by building the value of our brands, in particular by ensuring that each brand has a clear identity and market focus. We are reinforcing our effort to build brand value by ensuring that we introduce new vehicles with individualized characteristics that remain closely aligned with the unique identity of each brand.

•
Chrysler. Chrysler, named after the company founded by Walter P. Chrysler in 1925, aims to create vehicles with distinctive design, craftsmanship, intuitive innovation and technology standing as a leader in design, engineering and value, with a range of vehicles from mid-size sedans (Chrysler 200) to full size sedans (Chrysler 300) and minivans (Town & Country).

•
Dodge. With a traditional focus on “muscle car” performance vehicles, the Dodge brand, which began production in 1914, offers a full line of cars, CUVs and minivans, mainly in the mid-size and large size vehicle market, that are sporty, functional and innovative, intended to offer an excellent value for families looking for high performance, dependability and functionality in everyday driving situations.

•
Jeep. Jeep, founded in 1941, is a globally recognized brand focused exclusively on the SUV and off-road vehicle market. The Jeep Grand Cherokee is the most awarded SUV ever. The brand’s appeal builds on its heritage associated with the outdoors and adventurous lifestyles, combined with the safety and versatility features of the brand’s modern vehicles. Jeep recently introduced the Jeep Renegade, a small segment SUV that began production in the second half of 2014. Jeep set an all-time brand sales record in 2014 with over 1 million vehicles sold.

•
Ram. Ram, established as a standalone brand separate from Dodge in 2009, offers a line of full-size trucks, including light- and heavy-duty pick-up trucks such as the Ram 1500 pick-up truck, which recently became the first truck to be named Motor Trend’s “Truck of the Year” for two consecutive years, and cargo vans. By investing substantially in new products, infusing them with great looks, refined interiors, durable engines and features that further enhance their capabilities, we believe Ram has emerged as a market leader in full size pick-up trucks.
In addition, by agreement with FCA, we are the distributor of Fiat and Alfa Romeo brand vehicles and service parts in North America. Fiat reentered the U.S. market in 2011 and aims to make cars that are flexible, easy to drive, affordable and energy efficient. Alfa Romeo reentered the U.S. market in 2014 with a lightweight sports car, the 4C, and is known for a long, sporting tradition and Italian design.
We also leverage the more than 75-year history of the Mopar brand to provide a full line of service parts and accessories for our mass-market vehicles worldwide. As of December 31, 2014, we had 50 parts distribution centers throughout the world to support our customer care efforts in each of our regions. Our Mopar brand accessories allow our customers to customize their vehicles by including after-market sales of products from side steps and lift-kits, to graphics packages, such as racing stripes, and custom leather interiors. Further, through the Mopar brand, we offer vehicle service contracts to our retail customers worldwide under the “Mopar Vehicle Protection” brand, with the majority of our service contract sales in 2014 in the U.S. and Europe. Finally, our Mopar customer care initiatives support our vehicle distribution and sales efforts through 27 call centers located around the world.
Vehicle Sales
Our new vehicle sales represent sales of our vehicles from dealers and distributors to retail customers and fleet customers. Our vehicle sales also include vehicles that FCA contract manufactures for us for sale in the U.S. and internationally. Vehicles manufactured by us for other companies, including FCA, are excluded from our new vehicle sales. The following summarizes our new vehicle sales by geographic market for the periods presented.

	Years Ended December 31,
	2014 (1)(2)			2013 (1)(2)			2012 (1)(2)			2011 (1)(2)			2010 (1)(2)
	FCA US	Industry	Percentage of Industry (3)	FCA US	Industry	Percentage of Industry (3)	FCA US	Industry	Percentage of Industry (3)	FCA US	Industry	Percentage of Industry (3)	FCA US	Industry	Percentage of Industry (3)
	(vehicles in thousands)
U. S.	2,091	16,828	12.4%	1,800	15,862	11.4%	1,652	14,786	11.2%	1,369	13,041	10.5%	1,085	11,770	9.2%
Canada	290	1,886	15.4%	260	1,777	14.6%	244	1,714	14.2%	231	1,618	14.3%	205	1,581	13.0%
Mexico	77	1,168	6.6%	87	1,101	7.9%	88	1,024	8.6%	82	937	8.8%	79	846	9.3%
Total North America	2,458	19,882	12.4%	2,147	18,740	11.5%	1,984	17,524	11.3%	1,682	15,596	10.8%	1,369	14,197	9.6%
Rest of World	308	64,800	<1.0%	254	63,621	<1.0%	210	62,449	<1.0%	173	60,018	<1.0%	147	57,697	<1.0%
Total Worldwide	2,766	84,682	3.2%	2,401	82,361	2.9%	2,194	79,973	2.7%	1,855	75,614	2.5%	1,516	71,894	2.1%

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.

(2)
The Company’s estimated industry and market share data presented are based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight and Ward’s Automotive.

(3)	Percentages are calculated based on the unrounded vehicle sales volumes for the Company and the industry.
The following summarizes the total U.S. industry sales of new vehicles of domestic and foreign models and our relative competitive position for the periods presented. Vehicles manufactured by us for other companies, including FCA, are excluded from our new vehicle sales.

	Years Ended December 31,
	2014 (1)(2)			2013 (1)(2)			2012 (1)(2)			2011 (1)(2)			2010 (1)(2)
	FCA US	Industry	Percentage of Industry (3)	FCA US	Industry	Percentage of Industry (3)	FCA US	Industry	Percentage of Industry (3)	FCA US	Industry	Percentage of Industry (3)	FCA US	Industry	Percentage of Industry (3)
	(vehicles in thousands)
Cars
Small	118	3,056	3.8%	119	2,962	4.0%	80	2,809	2.8%	55	2,278	2.4%	45	2,011	2.2%
Mid-size	166	2,912	5.7%	211	2,846	7.4%	210	2,725	7.7%	143	2,272	6.3%	82	2,082	4.0%
Full-size	147	847	17.4%	156	922	16.9%	153	878	17.5%	106	850	12.5%	113	893	12.6%
Sport	56	623	8.9%	58	618	9.3%	55	627	8.8%	50	539	9.3%	44	532	8.3%
Total Cars	487	7,438	6.5%	544	7,348	7.4%	498	7,039	7.1%	354	5,939	6.0%	284	5,518	5.2%
Minivans	272	545	49.9%	246	518	47.5%	253	540	46.9%	206	472	43.4%	216	460	46.9%
Utility Vehicles	863	5,837	14.8%	642	5,221	12.3%	600	4,671	12.8%	552	4,280	12.9%	372	3,753	9.9%
Pick-up Trucks	425	2,253	18.9%	338	2,109	16.0%	278	1,888	14.7%	244	1,774	13.8%	207	1,602	12.9%
Van & Medium Duty Trucks	44	755	5.8%	30	666	4.4%	23	648	3.6%	13	576	2.3%	6	437	1.3%
Total Vehicles	2,091	16,828	12.4%	1,800	15,862	11.4%	1,652	14,786	11.2%	1,369	13,041	10.5%	1,085	11,770	9.2%

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.

(2)
The Company’s estimated industry and market share data presented are based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight and Ward’s Automotive.

(3)	Percentages are calculated based on the unrounded vehicle sales volumes for the Company and the industry.
Fleet Sales and Deliveries
Our new vehicle sales and market share data presented above includes fleet sales, as well as sales by our dealers to retail customers. Fleet sales consist of sales to rental car companies, commercial fleet customers and government entities.
The following summarizes our U.S. fleet sales and the number of those sales as a percentage of our total annual U.S. vehicle sales:

	Years Ended December 31,
	2014 (1)	2013 (1)	2012 (1)	2011 (1)	2010 (1)
	(vehicles in thousands)
Rental Car Companies	325	305	324	295	317
Other Fleet Customers	116	99	105	83	75
Total U.S. Fleet	441	404	429	378	392
Percentage of Total U.S. Vehicle Sales (2)	21.1%	22.4%	26.0%	27.6%	36.1%

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.

(2)	Percentages are calculated based on the unrounded vehicle sales volume for the Company.
Competitive Position
The automotive industry is highly competitive, especially in the U.S., our primary market, with more than 10 large manufacturers with significant market share.
The following provides new vehicle U.S. market share information for the Company and its principal competitors:

	Years Ended December 31, (1)
	2014	2013	2012	2011	2010
FCA US	12.4%	11.4%	11.2%	10.5%	9.2%
GM	17.4%	17.6%	17.6%	19.2%	18.8%
Ford	14.7%	15.7%	15.2%	16.5%	16.4%
Toyota	14.1%	14.1%	14.1%	12.6%	15.0%
Honda	9.2%	9.6%	9.6%	8.8%	10.5%
Nissan	8.2%	7.9%	7.7%	8.0%	7.7%
Hyundai/Kia	7.8%	7.9%	8.6%	8.7%	7.6%
Other	16.2%	15.8%	16.0%	15.7%	14.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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
FCA is the distributor of our vehicles and service parts in Europe and Brazil, selling our products through a network of independent dealers.
The following summarizes the number of independent dealer entities in our dealer network:

	As of December 31,
	2014	2013	2012	2011	2010
U.S. (1)	2,630	2,604	2,570	2,474	2,311
Canada (2)	441	437	437	434	433
Mexico (3)	162	163	149	136	132
Rest of World (4)	848	891	883	773	1,411
Total Worldwide	4,081	4,095	4,039	3,817	4,287

(1)
The number of Fiat dealers in the U.S. as of December 31, 2014, 2013 and 2012 is 217, 214 and 200, respectively, of which 173, 179 and 175, were also Chrysler, Jeep, Dodge and Ram brand dealers. In the total presented for year ended December 31, 2014, there are 88 Alfa Romeo dealers, 83 of which were also Fiat brand dealers.

(2)
The number of dealers in Canada as of December 31, 2014, 2013 and 2012 includes 86, 82 and 77, respectively, Fiat brand dealers, of which 83, 81 and 76, respectively, were also Chrysler, Jeep, Dodge and Ram brand dealers.

(3)	The number of dealers in Mexico as of December 31, 2014, 2013, 2012 and 2011 includes 46, 44, 31 and 22 Fiat brand dealers, respectively, and 10, 9, 8 and 3 Alfa Romeo brand dealers, respectively.

(4)
The increase in the number of Rest of World dealers in 2012 as compared to 2011 is primarily attributable to our continuing efforts to engage in emerging market opportunities, particularly in Asia Pacific and South America. The decrease in the number of Rest of World dealers in 2011 as compared to 2010 is primarily attributable to our appointment in June 2011 of FCA as our distributor for select countries in Europe. The decrease in the number of Rest of World dealers in 2014 as compared to 2013 is primarily attributable to our appointment in October 2014 of FCA as our distributor in Brazil.

We are the distributor of Fiat brand vehicles and service parts in North America. As of December 31, 2014, there were 217 dealerships in the U.S. where the Fiat brand was sold, including 134 that were Fiat only dealerships. We are also the distributor of Alfa Romeo brand vehicles and service parts in North America and as of December 31, 2014, there were 88 locations that include five stand-alone Alfa Romeo dealerships in the U.S.
As part of the Group, we are also developing opportunities for the production, distribution and sales of vehicles and service parts in emerging markets, such as China and Brazil.
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
We do not have a captive finance company and instead rely upon strategic relationships developed with independent financial service providers, primarily Santander Consumer USA, Inc., or SCUSA, to provide critical financing and support for our dealers and retail customers. Prior to the agreement with SCUSA, we principally relied on Ally Financial Inc., or Ally, for dealer and retail financing and support. Additionally, we have agreements with a number of financial institutions to provide a variety of dealer and retail customer financing programs in Canada. There are no formal retail financing arrangements in Mexico at this time, although CF Credit Services, S.A. de C.V. SOFOM E.R., or CF Credit, provides nearly all dealer financing and about half of all retail financing of our products in Mexico. We also have agreements with FCA financial services affiliates for the provision of financing to consumers and our dealers in China and Argentina. See Item 1A. Risk Factors —Availability of adequate financing on competitive terms for our dealers and consumers is critical to our success. Our lack of a captive finance company could place us at a competitive disadvantage to other automakers that may be able to offer consumers and dealers financing and leasing on better terms than our customers and dealers are able to obtain. In lieu of a captive finance company, we will depend on our relationship with SCUSA to supply a significant percentage of this financing, and we continue to depend on our former partner, Ally.
In February 2013, we entered into a private-label financing agreement with SCUSA, or the SCUSA Agreement. Under the SCUSA Agreement, SCUSA provides a wide range of wholesale and retail financing services to our dealers and retail customers in accordance with its usual and customary lending standards, under the Chrysler Capital brand name. The financing services include credit lines to finance our dealers’ acquisition of vehicles and other products that we sell or distribute, retail loans and leases to finance retail customer acquisitions of new and used vehicles at our dealerships, financing for commercial and fleet customers, and ancillary services. In addition, SCUSA offers dealers construction loans, real estate loans, working capital loans and revolving lines of credit.
The SCUSA Agreement has a ten year term from February 2013, subject to early termination in certain circumstances, including the failure by a party to comply with certain of its ongoing obligations under the SCUSA Agreement. In accordance with the terms of the agreement, SCUSA provided us an upfront, nonrefundable payment in May 2013 which is being amortized over ten years.
Under the SCUSA Agreement, SCUSA has certain rights, including limited exclusivity to participate in specified minimum percentages of certain of our retail financing rate subvention programs. SCUSA’s exclusivity rights are subject to SCUSA maintaining price competitiveness based on market benchmark rates to be determined through a steering committee process as well as minimum approval rates.
The SCUSA Agreement replaced an auto finance relationship with Ally, which was terminated in 2013. As of December 31, 2014, Ally was providing wholesale lines of credit to approximately 39 percent of our dealers in the U.S. For the year ended December 31, 2014, we estimate that approximately 82 percent of the vehicles purchased by our U.S. retail customers were financed or leased through our dealer network, of which approximately 48 percent were financed or leased through Ally and SCUSA.
Research, Development and Intellectual Property
We engage in research and development for new vehicles and technology to improve the performance, safety, fuel efficiency, reliability and consumer perception of our vehicles and to develop new features and content to meet customer expectations. As of December 31, 2014, we employed over 6,000 engineers. Our engineers support our product development efforts and have expertise in a number of disciplines, including mechanical, electrical, materials, computer science and chemical engineering. We also provide several internal programs through which a portion of our engineers receive cross-training in various technical and business functions.
Our research and development spending is used for a number of activities that support development of new and existing vehicles and powertrain technologies, including the building of three-dimensional models, virtual simulations, prototype building and testing (including with respect to the integration of safety and powertrain technologies) and assembly of pre-production pilot models
The following summarizes our research and development expenses (in millions of dollars):

	Years Ended December 31,
	2014	2013	2012
Research and development expenses, net	$2,290	$2,320	$2,324
We hold numerous licenses and patents for use in our business. We also jointly own or hold licenses to intellectual property in certain technologies with FCA and other third parties pursuant to various commercial agreements. No single patent is material to our business as a whole. We also own a number of trademarks and service marks that are critical to the recognition of our products by consumers.

Raw Materials, Services and Supplies
We procure a variety of raw materials, parts, supplies, utilities, transportation and other services from numerous suppliers to manufacture our vehicles, parts and accessories, primarily on a purchase order basis. Raw materials we use typically consist of steel, aluminum, lead, resin, copper, rubber, and precious metals including platinum, palladium and rhodium. We are subject to fluctuations in the prices of these raw materials based on variations in global supply and demand.
Although we have not experienced any major loss of production as a result of material or parts shortages, we, like our competitors, regularly source systems, components, parts, equipment and tooling from a sole supplier or limited number of providers. Therefore, we are at risk of production delays and losses should any supplier fail to deliver goods and services on time. See Item 1A. Risk Factors —If our suppliers fail to provide us with the raw materials, systems, components and parts that we need to manufacture our automotive products, our operations may be disrupted which would have a material adverse effect on our business and —Most of the components, parts and systems we use are sourced exclusively from a single supplier.
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
Vehicle Emissions
U.S. Standards. Under the Clean Air Act, the U.S. Environmental Protection Agency, or EPA, and the California Air Resources Board, or CARB, (by EPA waiver) require emission compliance certification before a vehicle can be sold in the U.S. or in California (and other states that have adopted the California emissions requirements). Both agencies impose limits on tailpipe and evaporative emissions of certain smog-forming pollutants from new motor vehicles and engines. Pre-production testing data must demonstrate compliance with such standards to obtain emissions certification. For vehicles sold in the U.S., EPA’s Clean Air Act Tier 2 tailpipe emissions standards, or Tier 2 standards, currently apply to passenger cars and light-duty trucks (which for this purpose includes our minivans, SUVs and pick-up trucks other than the Ram 2500/3500 models), and heavy-duty emissions of regulated compounds standards apply to heavy-duty vehicles (our Ram 2500/3500 model and chassis cab trucks).
EPA recently issued new tailpipe and evaporative emission standards, as well as fuel requirements under its Tier 3 Vehicle Emission and Fuel Standards Program, or Tier 3 standards. These Tier 3 standards are generally more stringent than prior standards. The Tier 3 standards are also generally aligned with California’s Low Emission Vehicle III, or LEV III, tailpipe and evaporative standard, discussed below. These standards further require us to conduct post-production vehicle testing to demonstrate compliance with these emissions limits for the estimated useful life of a vehicle, for up to 15 years and 150,000 miles, depending on the compliance category, and are scheduled to become effective in model year 2017 for light-duty vehicles and 2018 for heavy-duty vehicles. One feature of the Tier 3 rule mitigates the effect of the new standards by extending the "life" of emissions credits earned early in the program.
California Standards. California sets its own, generally more stringent, emissions standards pursuant to a waiver from the EPA under the Clean Air Act. CARB has adopted requirements relating to vehicle certification, onboard diagnostic, or OBD, and tailpipe, evaporative and greenhouse gas emissions limitations, known as the LEV III standards, which apply to 2015 model year vehicles. CARB regulations also require that a specified percentage of cars and certain light-duty trucks sold in California must be zero-emission vehicles, or ZEVs, such as electric vehicles or hydrogen fuel cell vehicles. A manufacturer can earn credits toward the ZEV requirement through the sale of advanced-technology vehicles such as hybrid electric vehicles or natural gas vehicles with extremely low tailpipe emissions, as set forth in the LEV III standards, by over-complying with the federal model year 2017 through 2025 Greenhouse Gas, or GHG, standards, retiring such credits, and applying them to its ZEV obligation. Through the 2017 model year, ZEV rules also provide certain ZEV credits for partial zero-emission vehicles, or PZEVs, which can include internal combustion engine vehicles certified to very low tailpipe emissions and zero evaporative emissions. The ZEV regulations, which CARB revised most recently for the 2018 and subsequent model years, require increasing volumes of battery electric and other advanced technology vehicles with each model year. We currently comply with the ZEV requirements using a variety of vehicles, including battery electric vehicles (full ZEVs), PZEVs and hybrid vehicles.

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
Regulatory Fleet Aggregation. Under U.S. and California GHG regulations, as well as Corporate Average Fuel Economy, or CAFE, standards and California's ZEV requirements, sales of our, and certain other Group members', fleets must be combined.
European Standards. The European Union, or EU, regulates tailpipe smog-forming pollutant and evaporative emissions for vehicles sold in its member states. Other non-EU countries have adopted similar regulations from the United Nations Economic Commission for Europe. European regulations, like those in the U.S., require certification by regulatory authorities of the emissions performance of our new vehicles before the vehicles can be sold. The Euro-5 EU emission standard was adopted in 2009 and applies to vehicles through the 2013 model year. The more stringent Euro-6 EU standard applies to 2014 and later model year vehicles. The new standards will require the development of additional diesel engine technology, which is likely to increase the cost of diesel engines and compromise overall fuel economy. The EU also requires such programs as OBD, and pre- and post-production testing. We expect the combined Group vehicle fleet to meet the requirements of both the Euro-5 and Euro-6 standards, as applicable.
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
In May 2009, President Obama announced an agreement in principle among EPA and other federal agencies, the State of California and the automotive industry to establish a coordinated national program to reduce GHGs under the Clean Air Act and improve fuel economy under CAFE. EPA (under its GHG standards) and NHTSA (under its CAFE standards) subsequently issued a joint final rule to implement a coordinated national GHG and fuel economy program for light-duty vehicles (passenger cars, light-duty trucks, and medium-duty passenger vehicles), establishing standards for model years 2012 through 2016, calling for year-over-year increases in fuel economy until the average fleet-wide standards reach 35.5 miles per gallon by 2016. Although California adopted a more stringent GHG rule under California law, compliance with the federal rule constitutes compliance with CARB’s rule. Additionally, EPA and NHTSA issued a joint final rule on September 15, 2011 that establishes a similar GHG/fuel economy national program for medium and heavy-duty vehicles, beginning with model year 2014 for GHG standards, and model year 2016 for fuel economy standards.
In August 2012, EPA and NHTSA issued a joint final rule to extend the joint GHG/fuel economy national program for light-duty vehicles to model years 2017 through 2025, again requiring year-over-year increases in fuel economy until the average fleet-wide standards reach 54.5 miles per gallon by 2025. The rule calls for a “mid-term review” to be completed by 2021 that compels EPA and NHTSA to evaluate the market acceptance of advanced vehicle technology, as well as other assumptions that formed the basis for the stringency of this rule to determine whether the standards are appropriate. Again, under California law, compliance with the federal GHG rule constitutes compliance with CARB’s GHG rule. The model year federal 2017-2025 GHG rule contains a variety of compliance flexibilities, including incentives for sales of electric vehicles and hybrids, as well as alternative fuels like compressed natural gas or hydrogen fuel cell vehicles, and the use of the new ultra-low global warming potential refrigerant HFO1234yf. NHTSA’s corresponding proposed CAFE rule imposes new vehicle safety standards in conjunction with the fuel economy standards.
While we believe that our current product plan will meet the applicable federal and California GHG/fuel economy standards established through model year 2016, our compliance is dependent on our ability to implement design features that would generate GHG credits pursuant to the federal GHG rule for model years 2012-2016, and 2017-2025, on a credit carry-forward and carry-back basis. Moreover, based on projected sales volumes and fleet mix, compliance with the standards as proposed for the 2017 through 2025 model years will require us to take further costly actions or to limit the sale of certain of our vehicles in certain states. If the vehicles we develop to comply with these requirements are not appealing to consumers or cannot be sold at a competitive price, we may not be able to achieve the vehicle fleet mix, depending on the type and volume of our customers’ purchases, which would enable us to meet the stringent fuel economy/GHG requirements, even though our long-range projection plans out a compliant path. Additionally, if pending litigation challenging EPA’s ability to regulate GHG vehicle emissions as a pollutant is successful (such that the model years 2012 through 2016 rule is voided) and, as a result, CARB enforces its GHG rule separately, we would need to adjust our product plan and would incur additional cost.
European Requirements. The EU promulgated passenger car carbon dioxide, or CO2, emissions regulations, beginning in 2012 and phasing in compliance through 2015. These regulations target vehicle weight, calculated as an average across the manufacturer’s fleet. The law also provides certain flexibility, such as credits for “eco-innovations,” alternative fuel use, and vehicles with very low CO2 emissions. We are developing a compliance plan based on our predicted fleets and vehicle CO2 emissions averages of Group vehicles sold in Europe as a combined fleet. The EU also adopted CO2 emissions standards for light commercial vehicles, a program similar to the passenger car program.
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
Requirements in Other Regions. Other countries, such as China, South Korea, India and South American countries have proposed or are considering establishing fuel economy/GHG emissions requirements that would pose additional compliance obligations and may increase our costs to manufacture vehicles.
Vehicle Safety Regulations
U.S. Requirements. Under federal law, all vehicles sold in the U.S. must comply with all applicable Federal Motor Vehicle Safety Standards, or FMVSS, promulgated by NHTSA, and must be certified by their manufacturer as being in compliance with all such standards. In addition, if a vehicle contains a defect that is related to motor vehicle safety or does not comply with applicable FMVSS, the manufacturer must notify vehicle owners and provide a remedy. Moreover, the Transportation Recall Enhancement, Accountability, and Documentation Act, or TREAD Act, authorized NHTSA to establish Early Warning Reporting, or EWR, requirements for manufacturers to report all claims which involve one or more fatalities or injuries; all incidents of which the manufacturer receives actual notice which involve fatalities or injuries which are alleged or proven to have been caused by a possible defect in such manufacturer’s motor vehicle or motor vehicle equipment in the U.S.; and all claims involving one or more fatality or in a foreign country when the possible defect is in a motor vehicle or motor vehicle equipment that is identical or substantially similar to a motor vehicle or motor vehicle equipment offered for sale in the U.S., as well as aggregate data on property damage claims from alleged defects in a motor vehicle or in motor vehicle equipment; warranty claims (including good will); consumer complaints and field reports about alleged or possible defects. The rules also require reporting of customer satisfaction campaigns, consumer advisories, recalls, or other activity involving the repair or replacement of motor vehicles or items of motor vehicle equipment, even if not safety related.
The compliance of TREAD Act EWR submissions has received heightened scrutiny recently, and resulted in two manufacturers agreeing to pay substantial civil penalties for deficient TREAD Act EWR submissions. Furthermore, in 2014 both the U.S. Senate and the U.S. House of Representatives had legislation introduced to enhance the EWR reporting requirements for manufacturers. These bills were not enacted in 2014, but will likely be reconsidered in 2015. Compliance with such additional requirements if enacted into law is likely to be difficult and/or costly.
Several new or amended FMVSS will take effect during the next few years (sometimes under phase-in schedules that require only a portion of a manufacturer’s fleet to comply in the early years of the phase-in). These include an amendment to the side impact protection requirements that added several new tests and performance requirements (FMVSS No. 214), an amendment to roof crush resistance requirements (FMVSS No. 216), and a new rule for ejection mitigation requirements (FMVSS No. 226). In addition, NHTSA has adopted a new FMVSS that will require all light vehicles to be equipped with a rear-mounted video camera and an in-vehicle visual display, and has proposed to mandate the installation of event data recorders. Compliance with these new requirements, as well as other possible prospective NHTSA requirements, is likely to be difficult and/or costly.
NHTSA recently published guidelines for driver distraction and, although not rising to the level of FMVSS, there may be substantial costs associated with conformance.
At times, organizations like NHTSA or the Insurance Institute for Highway Safety, or IIHS, will issue or reissue safety ratings applicable to vehicles. Changes to these ratings are subject to the agencies’ discretion. IIHS recently introduced new tests and modified its “Top Safety Pick” protocol. Pursuant to the new protocol, many of our vehicles’ existing Top Safety Pick ratings may not be maintained, and we could incur significant expense to maintain those ratings, or could suffer negative public relations if we do not maintain them.
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
Occupational Safety
The federal Occupational Safety and Health Administration, or OSHA, enforces and promulgates regulations under the Occupational Safety and Health Act of 1970, as amended, or the OSH Act. These laws establish certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to affect the health and safety of our employees, including that which could cause death or serious injury. In particular, we must comply with safety and toxicological standards promulgated by OSHA, as well as various labeling, record keeping, disclosure and procedural requirements that apply to our operations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business to comply with the OSH Act and other state and local laws and regulations. Any failure to comply with these regulations could result in fines by government authorities and payment of damages to private litigants and affect our ability to service our customers and adversely affect our consolidated results of operations.

Employees
The following summarizes the number of our salaried and hourly employees as of December 31 of the respective years:

	2014	2013	2012	2011	2010
Salaried	21,628	20,389	18,558	16,116	13,706
Hourly	56,189	53,323	46,977	39,571	37,917
Total	77,817	73,712	65,535	55,687	51,623
In the U.S. and Canada combined, substantially all of our hourly employees and approximately 19 percent of our salaried employees are represented by unions under collective bargaining agreements that expire in September 2015 and September 2016, respectively. These represented employees are approximately 66 percent of our worldwide workforce as of December 31, 2014. The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, or the UAW, and Unifor represent substantially all of these represented employees in the U.S. and Canada, respectively.
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

Item 1A. Risk Factors
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
Our profitability depends on reaching certain minimum vehicle sales volumes. If vehicle sales deteriorate, particularly sales of our minivans, larger utility vehicles and pick-up trucks, our results of operations and financial condition will suffer.
Our continued profitability requires us to maintain certain minimum vehicle sales volumes. As is typical for an automobile manufacturer, we have significant fixed costs and, therefore, changes in our vehicle sales volume can have a disproportionately large effect on profitability. For example, assuming constant pricing, mix and cost of sales per vehicle, that all results of operations were attributable to vehicle shipments and that all other variables remain constant, a ten percent decrease in our vehicle shipments in 2014 would have reduced our Earnings Before Interest and Taxes, or EBIT, in 2014 by approximately 38 percent, without accounting for actions and cost containment measures we may take in response to decreased vehicles sales.
A shift in demand away from our minivans, larger utility vehicles and pick-up trucks toward passenger cars, whether in response to higher fuel prices or other factors, could also adversely affect our profitability. Our minivans, larger utility vehicles and pick-up trucks accounted for approximately 44 percent of our total U.S. retail vehicle sales in 2014 (not including vans and medium duty trucks) and the profitability of this portion of our portfolio is approximately 33 percent higher than that of our overall U.S. retail portfolio on a weighted basis. A shift in demand such that U.S. industry market share for minivans, larger utility vehicles and pick-up trucks deteriorated by 10 percentage points and U.S. industry market share for cars and smaller utility vehicles increased by 10 percentage points, whether in response to higher fuel prices or other factors, holding other variables constant, including our market share of each vehicle segment, would have reduced our EBIT by approximately five percent for 2014. This estimate does not take into account any other changes in market conditions or actions that we may take in response to shifting consumer preferences, including production and pricing changes.
In addition, we generally receive payments from vehicle sales to dealers in North America within a few days of shipment from our assembly plants, whereas there is a lag between the time we receive parts and materials from our suppliers and the time we are required to pay for them. In this negative working capital environment, if vehicle sales decline significantly we will suffer a negative impact on our cash flow and liquidity. If our vehicle sales were to decline to levels significantly below our assumptions, due to financial crisis, renewed recessionary conditions, changes in consumer confidence, geopolitical events, or inability to produce sufficient quantities of certain vehicles, limited access to financing or other factors, our financial condition and results of operations would be materially adversely affected.
Our future success depends on our continued ability to introduce new or significantly refreshed vehicles that appeal to a wide base of consumers and to respond to changing consumer preferences, quality demands, economic conditions, and government regulations. In addition, we must continue to substantially refresh and expand our vehicle portfolio, to realize a return on the significant investments we have made, to sustain market share and to achieve competitive operating margins.
Since we began operations in mid-2009, we have significantly upgraded, updated and broadened our product offerings to meet consumers’ changing demands and expectations. In order to meet these goals, we invested heavily in vehicle, engine and powertrain design, engineering and manufacturing. These investments accelerated in 2012, reducing our Free Cash Flow significantly. Our ability to realize acceptable returns on these investments depends in large part on consumers’ acceptance of our new or significantly refreshed vehicles, see —Product recalls and warranty obligations may result in direct costs and loss of vehicle sales that could have material adverse effects on our business below.
We undertake significant market research and testing prior to developing and launching new or significantly refreshed vehicles. Nevertheless, market acceptance of our products depends on a number of factors, many of which are outside of our control and require us to anticipate consumer preferences and competitive products several years in advance. These factors include the market perception of styling, quality, safety, reliability, capability and cost of ownership of our vehicles as compared to those of our competitors, as well as other factors that affect demand, including price competition and financing or lease programs. If we fail to continue to introduce new or significantly refreshed vehicles that can compete successfully in the market, our financial condition and results of operations could deteriorate.
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
Economic weakness, including elevated unemployment levels, has at times adversely affected our business, particularly in our principal market, North America. If economic conditions weaken, our results of operations could be negatively affected. Additionally, North American demand for vehicles has steadily increased from 2010; however, that increase may be partially attributable to the average age of vehicles on the road following the sustained downturn from 2007 to 2010 and historically low industry sales in 2011. To the extent the increase in vehicle demand is attributable to pent-up demand rather than overall economic growth, future vehicle sales may lag behind improvements in general economic conditions or employment levels.
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
An erosion in current financial conditions, an increase in unemployment levels or a decline in consumer confidence could place significant economic pressures on consumers and our dealer network and may impair the demand for our products, and our financial condition and results of operations could be materially and adversely affected. Further, rising interest rates (see —Vehicle sales depend heavily on adequacy of vehicle financing options, which have been at historically low interest rates. To the extent that interest rates for vehicle financing rise, consumers may be unable to afford vehicles as a result of higher interest payments, or we may need to increase our use of subvention programs to maintain or increase our vehicle sales, either of which would adversely affect our financial condition and results of operations, below), changes in consumer spending habits and other factors may constrain demand for our products and adversely affect our financial condition and results of operations.
In recent periods, approximately 90 percent of our vehicle sales were to customers in the U.S., Canada and Mexico. In the U.S., where we sell most of the vehicles we manufacture, industry-wide vehicle sales declined from 16.5 million vehicles in 2007 to 10.6 million vehicles in 2009. After several years of gradual economic recovery, U.S. vehicle sales reached 16.8 million in 2014. This recovery in vehicle sales may not be sustained. For instance, renewed weakness in the U.S. new home construction market would likely depress sales of pick-up trucks, one of our strongest selling products, representing approximately 30 percent of our U.S. vehicle sales in 2014. In addition, such recovery may be partially attributable to the pent-up demand and average age of vehicles on the road following the extended economic downturn so there can be no assurances that continuing improvements in general economic conditions or employment levels will lead to additional increases in industry-wide vehicles sales. As a result, we may experience declines in vehicle sales in the future, and we may not realize a sufficient return on the investments we have made or that we plan to make in the future. Accordingly, our financial condition and results of operations would be materially affected.
Although we are increasing our vehicle sales outside of North America, we anticipate that our results of operations will continue to depend substantially on vehicle sales in the North American markets. Our vehicle sales in North America will therefore continue to be critical to our plans to maintain and improve current levels of profitability. Our principal competitors, including General Motors Company, Ford Motor Company and Toyota Motor Corporation, however, are more geographically diversified and are less dependent on sales in North America. As a result, any decline in demand in the North American market would have a disproportionately larger negative effect on our vehicle sales and profitability relative to our principal competitors, whose vehicle sales are not similarly concentrated.
Product recalls and warranty obligations may result in direct costs, and loss of vehicle sales could have material adverse effects on our business.
We, and the U.S. automotive industry in general, have recently experienced a significant increase in recall activity to address performance, compliance or safety-related issues. The costs we incur to recall vehicles typically include the cost of replacement parts and labor to remove and replace parts, substantially depend on the nature of the remedy and the number of vehicles affected, and may arise many years after a vehicle's sale. Product recalls may also harm our reputation and may cause consumers to question the safety or reliability of our products.

Any costs incurred, or lost vehicle sales, resulting from product recalls could materially adversely affect our financial condition and results of operations. Moreover, if we face consumer complaints, or we receive information from vehicle rating services that calls into question the safety or reliability of one of our vehicles and we do not issue a recall, or if we do not do so on a timely basis, our reputation may also be harmed and we may lose future vehicle sales.
We are also obligated under the terms of our warranty agreements to make repairs or replace parts in our vehicles at our expense for a specified period of time. Therefore, any failure rate that exceeds our assumptions may result in unanticipated losses.
We depend on our relationship with FCA to collaborate in the development of new vehicle platforms and powertrain technologies, additional scale, global distribution and management resources that are critical to our viability and success.
Group membership has provided us with a number of benefits, including access to new vehicle platforms and powertrain technologies, particularly in smaller, more fuel-efficient segments where we historically did not have a significant presence, as well as procurement benefits, management services and global distribution opportunities. Our relationship with FCA is also intended to facilitate our penetration into several international markets where we believe our products would be attractive to consumers, but where we historically have not had significant penetration or existing dealer and distribution networks.
We believe that our ability to realize these benefits is critical for us to compete with our larger and better-funded competitors. If we are unable to continue to convert opportunities presented by Group membership into long-term commercial benefits, either by improving sales of our vehicles and service parts, reducing costs or both, and reducing our reliance on North American vehicle sales, our financial condition and results of operations may be materially adversely affected.
Because of our dependence on FCA, any adverse developments at FCA could have a material adverse effect on our business, financial condition and results of operations. Although FCA has executed its own significant industrial restructuring and financial turnaround, it, like us, remains smaller and less well-capitalized than many of its principal competitors, and FCA has historically operated with more limited capital than many other global automakers. Moreover, FCA’s sales and revenues have been negatively affected by the continuing economic weakness in several European countries. Like other manufacturers and suppliers in Europe, FCA has considerable excess manufacturing capacity. If FCA’s ability to fulfill its obligations under our agreements is impaired or FCA management or operational attention is otherwise diverted away from us, we may not realize all of the potential benefits of our membership in the Group, which would adversely affect our financial condition and results of operations.
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
If demand does not develop as we forecast, we could have excess inventory, and we may need to increase sales incentives to sell off inventory, and/or take impairments or other charges. Furthermore, increases in manufacturing volumes to meet forecasted demand may require increases in fixed and other costs, and without a corresponding increase in vehicle sales, our profitability and cash flow could decline. Lower than forecasted demand could also result in excess manufacturing capacity and reduced manufacturing efficiencies, which could reduce margins and profitability.
Constraints on our ability to increase production capacity may limit our vehicle sales and growth opportunities.
Our ability to increase vehicle sales depends on our manufacturing facilities’ capacity to meet demand for our vehicles. If we are not able to adjust our manufacturing capacity to meet rising demand for our products, our prospects for growth and our operating results will be adversely affected. In 2014, our North American assembly manufacturing facilities were operating, on average, at 120 percent of Harbour capacity (the capacity of two eight-hour shifts a day for 235 workdays per year, a common manufacturing metric of productivity) and some of our manufacturing facilities have reached their maximum production capacity (three shifts or crews and maximum overtime). In the future, we may only be able to increase our vehicle output for certain vehicles by making significant capital investments in new or expanded manufacturing facilities, or by relying on available manufacturing capacity of other parties, including FCA, however our ability to use such manufacturing capacity of other parties is dependent on such other parties having open capacity that they do not have plans to utilize, and is also dependent on our ability to reach agreement with such parties on commercial terms and conditions, including economics, for the use of such manufacturing capacity.
In addition, while the automotive industry’s successful reduction in capacity has lowered break-even production rates, many companies are still adjusting to these changes and have limited access to capital. Accordingly, there is currently little available capacity for certain materials, parts and components to respond in the short term to a rapid increase in demand. For the past five years, we have encountered challenges in our operations with:

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
We have implemented a number of cost reduction and productivity improvement initiatives in our automotive operations, including, increasing the number of our vehicles that are based on common platforms, leveraging our purchasing capacity and volumes with FCA’s and implementing World Class Manufacturing, or WCM, principles. Our future success depends upon our ability to implement these initiatives throughout our operations. In addition, while some productivity improvements are within our control, others depend on external factors, such as commodity prices, supply capacity limitations, or trade regulation. These external factors may impair our ability to continue to reduce our costs as planned, and we may incur larger than expected production expenses, materially affecting our business and results of operations.
The automotive industry is highly competitive. Our competitors’ efforts to increase their share of vehicle sales could have a significant negative impact on our vehicle pricing, market share and operating results.
The automotive industry is highly competitive, particularly in the U.S., our primary market. We face increasing competition, both from domestic and foreign competitors, many of whom are better capitalized, with larger market shares and with captive finance companies, and including some who have lower labor costs, excess capacity and/or favorable exchange rates and seek to increase exports to North America, our primary market. These competitors may respond to negative market conditions by not only adding vehicle enhancements and offering option package discounts to make their vehicles more attractive but also providing subsidized financing or leasing programs, offering price rebates or other sales incentives or by reducing vehicle prices in certain markets. We may not be able to take similar actions or be able to sustain such actions without significantly eroding our margins and financial performance even if we are able to maintain market share. These actions have had, and are expected to continue to have, a significant negative impact on our vehicle pricing, market share, and operating results, and present a significant risk to our ability to improve or even maintain our average selling price per vehicle.

Offering desirable vehicles that appeal to consumers can mitigate the risks of increased price competition, but vehicles that are perceived to be less desirable, whether in terms of price, quality, styling, safety, fuel efficiency or other attributes, can exacerbate these risks.
Certain arrangements with FCA may adversely affect our business, financial condition and results of operations.
Under agreements we have entered into with FCA, we have each agreed to provide the other with goods, services and other resources. We expect to enter into additional agreements from time to time. Although the terms of any such transactions are established in order to comply with our obligations under the senior credit agreements governing our $3.25 billion tranche B term loan, our revolving credit facility and our $1.75 billion tranche B term loan, or Senior Credit Agreements, and the indenture governing our secured senior notes, including the additional notes issued on February 7, 2014, or Secured Senior Notes Indenture, the terms of any such transactions may not be as favorable to us as we would otherwise have obtained in a transaction with a party other than FCA, particularly as our operations become further integrated. In addition, while our Senior Credit Agreements and the Secured Senior Notes Indenture include affiliate transaction covenants designed to promote fairness to us of transactions between us and FCA, compliance with these covenants may not prevent us from entering into transactions that are or become, particularly with the benefit of future hindsight, unfavorable to us.
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
As the sole beneficial owner of our outstanding equity interests, FCA controls our management, operations and corporate decisions and FCA’s interests as an equity holder may conflict with the interests of the holders of our debt.
FCA, as the sole beneficial owner of our outstanding equity interests, has the power to appoint all of our directors and the ability to control our management and operations, including decisions regarding the focus of our operations and with respect to significant corporate transactions such as mergers and acquisitions, asset sales, borrowings, issuances of securities and our dissolution, as well as amendments to our organizational documents, subject to compliance with our contractual obligations. To the extent permitted under our financing arrangements, FCA may also cause us to pay distributions or make loans for its benefit. The interests of FCA may not in all cases be aligned with those of the holders of our debt.
Our ability to limit the use of dealer and retail incentives to sell vehicles is uncertain.
The intense competition and limited ability to reduce fixed costs that characterize the automotive industry has in many cases resulted in significant over-production of vehicles. These factors, together with significant excess manufacturing capacity, have historically driven manufacturers, including us, to rely heavily on sales incentives to drive vehicle sales. These incentives have included both dealer incentives, typically in the form of dealer rebates or volume-based awards, as well as retail incentives in a variety of forms, including subsidized financing, price rebates and other incentives. If, despite our efforts, we are unable to limit our reliance on short-term sales incentives, and maintain price discipline, our financial condition and results of operations may be adversely affected.

We may not be successful in increasing our vehicle sales outside of North America, and if we do increase our vehicle sales outside of North America we will be exposed to additional risks of operating in different regions and countries.
We generate a small, but growing, proportion of our vehicle sales outside of North America, with approximately 10 percent of our vehicle sales occurring outside North America in 2014. Currently we have very limited manufacturing operations outside of North America and substantially rely on exporting vehicles made in North America to generate vehicles sales outside of North America. This makes us particularly vulnerable to increases in import restrictions and other trade barriers as well as foreign currency exchange rate changes. In light of the inherent risks of growing in international markets, we may not be able to profitably capitalize on opportunities to establish a production base and distribution network and expand internationally.
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
Moreover, for the past several years, sustained economic weakness in several European countries has slowed our plans to sell more vehicles through the FCA dealer network in that region.
The failure to address these challenges and other risks associated with international expansion could impede our growth or harm our operating results.

We may be adversely affected by fluctuations in foreign currency exchange rates.
Our manufacturing and sales operations are exposed to the effects of changes in foreign currency exchange rates. We are most vulnerable to fluctuations in the Canadian dollar, or CAD, Euro, Australian dollar and Mexican peso against the USD. We monitor and manage these exposures as an integral part of our overall risk management program, which is designed to reduce the potentially adverse effects of these fluctuations. Nevertheless, changes in foreign currency exchange rates cannot always be predicted or hedged. In addition, because of intense price competition, our significant fixed costs and our financial and liquidity restrictions, we may not be able to minimize the impact of such changes, even if they are foreseeable. As a result, substantial unfavorable changes in foreign currency exchange rates could have a material adverse effect on our revenues, financial condition and results of operations.
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
Availability of adequate financing on competitive terms for our dealers and consumers is critical to our success. Our lack of a captive finance company could place us at a competitive disadvantage to other automakers that may be able to offer consumers and dealers financing and leasing on better terms than our customers and dealers are able to obtain. In lieu of a captive finance company, we depend on our relationship with Santander Consumer USA Inc., or SCUSA, to supply a significant percentage of this financing, and we continue to depend on our former partner, Ally Financial Inc., or Ally.
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
SCUSA is our private-label financing provider under the Chrysler Capital brand name and manages retail and wholesale financing needs for our dealers and retail customers following the termination of our relationship with Ally in April 2013. If SCUSA is unable to continue providing an acceptable level of service including response time, approval rates and a full range of competitive financing products at competitive rates, our vehicle sales may suffer. As of December 31, 2014, SCUSA and Ally were providing wholesale lines of credit to approximately 6 percent and 39 percent of our dealers in the U.S., respectively. Ally has continued to provide dealer financing since the termination of our relationship with them, though they are no longer obligated to provide such financing.
Any financing services provider, including SCUSA, faces other demands on its capital, including the need or desire to satisfy funding requirements for dealers or customers of our competitors as well as liquidity issues relating to other investments. Furthermore, SCUSA is highly dependent on its relationship with Banco Santander, S.A. for funding. Also, because SCUSA is not a depository institution, SCUSA does not have access to low cost insured deposit funding, and is subject to certain state licensing regimes and various operational compliance requirements that lenders who are depository institutions do not face.

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
To the extent that either SCUSA is unable or unwilling to provide sufficient financing at competitive rates to our dealers and consumers, our dealers and consumers may not have sufficient access to such financing. As a result, our vehicle sales and market share may suffer, which would adversely affect our financial condition and results of operations.
Ally has ongoing litigation against SCUSA alleging infringement of intellectual property by SCUSA in connection with its financing arrangement with us. To the extent that the outcome of this litigation is adverse to SCUSA, SCUSA may have difficulty fulfilling its obligations to us, which could have a material adverse effect on our business, results of operations and financial condition.
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
Financing for new vehicle sales has been available at relatively low rates for several years and rates are generally predicted to rise over the next several years. The low interest rates and extended payment terms available to consumers to finance vehicles have resulted in lower monthly payments for such vehicles. Our agreement with SCUSA provides that SCUSA will use best efforts to charge consumers interest rates that are competitive in the marketplace. To the extent that interest rates rise generally in the U.S., market rates for new vehicle financing are expected to rise as well. This would result in consumers paying a higher monthly payment for the same amount financed, which may decrease the number of vehicles that consumers are able to afford or steer consumers to less expensive vehicles, adversely affecting our financial condition and results of operations. Furthermore, because many of our customers have relatively low credit scores and may therefore be more sensitive to changes in the availability and adequacy of financing and macroeconomic conditions than more affluent consumers, our vehicle sales may be disproportionately affected by changes in financing conditions relative to the vehicle sales of our competitors.
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
Our business depends on a significant number of suppliers, which provide the raw materials, components, parts and systems we require to manufacture vehicles and parts and to operate our business. We use a variety of raw materials in our business including steel, aluminum, lead, resin and copper, rubber, and precious metals such as platinum, palladium and rhodium. The prices for these raw materials often fluctuate. We seek to manage this exposure, but we may not always be successful in hedging these risks.
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
To the extent that the ratings of independent parties are negative, or are below our competitors’ ratings, our vehicle sales may be negatively impacted and our financial condition and results of operations would be materially adversely affected. See Our profitability depends on reaching certain minimum vehicle sales volumes. If vehicle sales deteriorate, particularly sales of our minivans, larger utility vehicles and pick-up trucks, our results of operations and financial condition will suffer.

Our collective bargaining agreements limit our ability to modify our operations and reduce costs in response to market conditions.
Substantially all of our hourly employees in the U.S. and Canada are represented by unions and covered by collective bargaining agreements that expire in September 2015 and September 2016, respectively. As a practical matter, both of our existing collective bargaining agreements restrict our ability to modify our operations and reduce costs quickly in response to changes in market conditions during the terms of the agreements. These and other provisions in our collective bargaining agreements may impede our ability to restructure our business successfully to compete more effectively, especially with those automakers whose employees are not represented by unions.
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
From time to time, we enter into supply contracts that require us to purchase a minimum or fixed quantity of parts, components, or raw materials to be used in the production of our vehicles. If our need for any of these parts, components, or raw materials were to lessen, we would still be required to purchase a specified quantity of the part, component, or raw materials or pay a penalty for failure to meet the minimum purchase obligation. Additionally, we pay certain key suppliers separately and as work is completed for engineering, design and development costs, rather than embedding these costs in production component or materials pricing. As a result, we bear certain of the costs of new product development years before we will realize any revenue on that new product, which reduces our liquidity. In the event that part or component production volumes are lower than forecast, or a supplier does not meet its supply obligations, we may experience financial losses that we would not otherwise have incurred under the prior payment system.
Limitations on our liquidity and access to funding may limit our ability to improve our financial condition and results of operations.
Our business is capital intensive and we require significant liquidity to meet our funding requirements. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources for a more detailed discussion of our liquidity and capital requirements. In addition, during periods of vehicle sales decreases, our cash flow and liquidity may be significantly negatively impacted because we typically receive revenues from vehicle sales before we are required to pay our suppliers. Any limitations on our liquidity, due to decreases in vehicle sales, the amount of or restrictions in our existing indebtedness, conditions in the credit markets, general economic conditions or otherwise, may adversely impact our business, financial condition and results of operations. In addition, any actual or perceived limitations on our liquidity, or the liquidity of FCA, may limit the ability or willingness of counterparties, including dealers, consumers, suppliers, lenders and financial service providers, to do business with us, which may adversely affect our business, financial condition and results of operations.
Further, our operations have become significantly integrated with those of FCA and the level of integration is expected to increase. We rely heavily upon FCA directly and indirectly for an array of services and products. Limitations on FCA’s liquidity, which may be due to reduced sales of their vehicles, the amount of or restrictions in their existing indebtedness, conditions in the credit markets, general economic conditions or otherwise, could reduce FCA’s ability to provide these services and products to us or purchase goods or services as part of a joint procurement arrangement, which have a material adverse effect on our business, financial condition and results of operations.
Our ability to access funding in the event we need to increase our liquidity may be limited. For example, following our issuance of additional secured senior notes totaling approximately $2.8 billion of aggregate principal amount, or Additional Notes, and $2.0 billion of additional borrowings under our senior credit facilities in February 2014, any new secured financings may be constrained by market capacity and limitations in our debt agreements. Subsequent to the February 2014 transactions described above, we are not permitted to increase the amount of our revolving credit facility that matures on May 24, 2016, or Revolving Facility, in an aggregate principal amount in excess of $700 million. We may also elect to terminate our Revolving Facility prior to its maturity. In addition, we are not permitted to issue additional first lien term loans or bonds in the U.S. Moreover, due to the significant amount of our secured debt, our access to unsecured bond financing on acceptable terms, if at all, may be limited.
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
Our defined benefit pension plans are currently underfunded. As of December 31, 2014, our defined benefit pension plans were underfunded by approximately $5.8 billion. Our pension funding obligations may increase significantly if investment performance of plan assets does not keep pace with our benefit payment obligations and we do not make additional contributions to offset these impacts. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources —Defined Benefit Pension Plans and OPEB Plans —Contributions and Funded Status —Defined Benefit Pension Plans —Funded Status, and —Critical Accounting Estimates —Pension.
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
Interest rate increases generally will result in a decline in the value of investments in fixed income securities and the present value of the obligations. Conversely, interest rate decreases will generally increase the value of investments in fixed income securities and the present value of the obligations. We are required to remeasure our discount rate annually and did so at December 31, 2014. As a result of the discount rate change from December 31, 2013 to December 31, 2014, our pension obligations increased by approximately $2.5 billion. During the second quarter of 2013, we made changes to our U.S. and Canadian salaried defined benefit pension plans that reduced our pension obligations by $218 million. These changes were made primarily to comply with Internal Revenue Service, or IRS, regulations for the U.S. salaried defined benefit plans. Any reduction in investment returns or the value of plan assets or any increase in the present value of obligations may increase our pension expenses and required contributions, and as a result constrain our liquidity and materially adversely affect our financial condition and results of operations. If we fail to make required minimum funding contributions, we could be subjected to reportable event disclosure to the Pension Benefit Guaranty Corporation, as well as interest and excise taxes calculated based upon the amount of any funding deficiency.
Laws, regulations or governmental policies in foreign countries may limit our ability to access our own funds.
When we sell vehicles in countries other than the U.S., we are subject to various laws, regulations and policies regarding the exchange and transfer of funds back to the U.S., and we may be limited in our ability to transfer some or all of our funds for unpredictable periods of time. In addition, the local currency of a country may be devalued as a result of adjustments to the official exchange rate made by the government with little or no notice. For instance, we are subject to the rules and regulations of the Venezuelan government concerning our ability to exchange cash or marketable securities denominated in Venezuelan bolivar, or VEF, into USD. Under these regulations, our purchases and sales of foreign currency are primarily made through Venezuela's Supplementary Foreign Currency Administrative System, or SICAD I, at official rates of exchange and subject to volume restrictions. These regulations limit our ability to access and transfer liquidity out of Venezuela to meet demands in other countries and also subject us to increased risk of devaluation or other foreign exchange losses. In 2014 and 2013, we recorded devaluation charges due to changes in foreign currency exchange rates in Venezuela.

Our substantial indebtedness could adversely affect our financial condition, our cash flow, our ability to operate our business and could prevent us from fulfilling our obligations under the terms of our indebtedness.
We have a substantial amount of indebtedness. As of December 31, 2014, our total debt, including the debt of our subsidiaries, was $12.7 billion (based on the outstanding principal balance of such indebtedness), excluding undrawn commitments of $1.3 billion under our Revolving Facility. Although our Senior Credit Agreements, the Secured Senior Notes Indenture (which restricts only secured debt) and our other financing arrangements restrict the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions, which permit us to incur additional debt. The more indebted we become, the more we are exposed to the further risks associated with substantial leverage described below.
Our debt levels and compliance with our financing agreements could have significant negative consequences, including, but not limited to:

•
making it more difficult to satisfy our obligations, including our obligations with respect to the senior credit facilities and our 8 percent secured senior notes due 2019 and our 8 ¼ percent secured senior notes due 2021, collectively referred to as our Secured Senior Notes;

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
Our Senior Credit Agreements and the Secured Senior Notes Indenture contain restrictive covenants that limit our ability to, among other things:

•	incur or guarantee additional secured and unsecured indebtedness;

•	make distributions or purchase or redeem capital stock;

•	make certain other restricted payments;

•	incur liens;

•	sell assets;

•	enter into sale and lease-back transactions;

•	enter into transactions with affiliates; and

•	effect a consolidation, amalgamation or merger.
These restrictive covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, mergers and acquisitions, joint ventures or other corporate opportunities. In addition, the Senior Credit Agreements require us to maintain a minimum ratio of borrowing base to covered debt, as well as a minimum liquidity of $3.0 billion, which includes any undrawn amounts on the Revolving Facility, and also restricts us from prepaying certain of our other indebtedness, including our Secured Senior Notes, prior to the discharge of the senior credit facilities. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation —Liquidity and Capital Resources for a further description of our indebtedness. Any new financing may include additional, and potentially more burdensome, covenants and restrictions on our operations and financial flexibility. Our ability to meet those financial ratios could be affected by a deterioration in our operating results, as well as by events beyond our control, including unfavorable economic conditions, and we cannot assure you that those ratios would be met. It may be necessary to obtain waivers or amendments with respect to covenants under our Secured Senior Notes Indenture, the Senior Credit Agreements or our future indebtedness from time to time, but we cannot assure you that we will be able to obtain such waivers or amendments or the cost of obtaining such waivers. Moreover, if we are unable to comply with the terms applicable to our indebtedness, including all of the covenants under the Secured Senior Notes Indenture, the Senior Credit Agreements or any of our other indebtedness, we may be in default, which could result in cross-defaults under certain of our indebtedness. Upon the occurrence of an event of default under the Secured Senior Notes Indenture, the Senior Credit Agreements or our other indebtedness, the lenders under the senior credit facilities or such other indebtedness could terminate their commitments to lend and declare all amounts outstanding under such indebtedness, together with accrued interest, to be immediately due and payable. If acceleration occurs, we may not be able to repay our debt as it is unlikely that we would be able to borrow sufficient additional funds to refinance our debt. Even if new financing is made available to us in such circumstances, it may not be available on acceptable terms. Non-compliance with our debt covenants would have a material adverse effect on our business, financial condition and results of operations.
Despite our substantial indebtedness, we may be able to incur substantially more debt.
Despite our substantial amount of indebtedness, we may be able to incur substantial additional debt, including secured debt, in the future. Although our Secured Senior Notes Indenture (in the case of secured debt), our Senior Credit Agreements and our other financing arrangements restrict the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of December 31, 2014, we had $1.3 billion available for additional borrowing under our Revolving Facility. The more indebtedness we incur, the further exposed we become to the risks associated with substantial leverage described above.

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
As of December 31, 2014, we had $12.7 billion of outstanding indebtedness (based on the outstanding principal balance of such indebtedness), excluding undrawn commitments of $1.3 billion under our Revolving Facility.
If our cash flow and capital resources are insufficient to fund our debt service obligations, we may have less working capital, and we may be forced to reduce or delay capital expenditures, sell assets, seek additional equity capital or restructure all or a portion of our debt. We may not be able to complete any of these on commercially reasonable terms or at all, and even if successful, we still may be unable to meet our scheduled debt service obligations. In particular, our ability to refinance our indebtedness or obtain additional financing may be adversely affected by our high levels of debt, prevailing market conditions and the debt incurrence restrictions imposed by our debt instruments. In the absence of sufficient cash flow and capital resources, we could face substantial liquidity problems and may be required to dispose of material assets or operations to meet our debt service and other obligations. The Secured Senior Notes Indenture, the Senior Credit Agreements and certain other debt agreements restrict our ability to dispose of assets and the use of proceeds from any such disposition. We cannot assure you that we will be able to consummate any asset sales, or if we do, what the timing of the sales will be or whether the proceeds that we realize will be adequate to meet our debt service obligations when due or that we will be contractually permitted to apply such proceeds for that purpose. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction in our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms, if at all. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to implement any of these alternative measures, would have a material adverse effect on our business, financial condition and results of operations.
Laws, regulations and governmental policies, including those regarding increased fuel economy requirements and reduced greenhouse gas emissions, may have a significant effect on how we do business and may adversely affect our results of operations.
In order to comply with government regulations related to fuel economy and emissions standards, we must devote significant financial and management resources, as well as vehicle engineering and design attention to these legal requirements. We expect the number and scope of these regulatory requirements, along with the costs associated with compliance, to increase significantly in the future. In the U.S., for example, governmental regulation is driven by a variety of sometimes conflicting concerns, including vehicle safety, fuel economy and environmental impact. Complying with these regulatory requirements, despite competing policy and regulatory goals, could significantly affect our plans for product development, particularly our plans to further integrate product development with our parent and industrial partner, FCA, and may result in substantial costs, including civil penalties, if we are unable to comply fully. They may also limit the types of vehicles we produce and sell and where we sell them, which can affect our vehicle sales and revenues.
Among the most significant regulatory changes we face over the next several years are the heightened requirements for fuel economy and Greenhouse Gas, or GHG, emissions restrictions. Corporate Average Fuel Economy, or CAFE, provisions under the 2007 Energy Independence and Security Act, or EISA, mandate that, by 2025, car and truck fleet-wide average fuel economy must be materially higher than that required today. In addition, as a result of the recent revelation that certain automakers’ reported fuel economy ratings were higher than the U.S. Environmental Protection Agency, or EPA, verification testing showed, EPA has increased its scrutiny of all automakers’ fuel economy representations. This increased scrutiny could have an effect on the fuel economy ratings of certain of our vehicles, which, in turn, could affect our consumer perception and sales, and our ability to meet our CAFE and GHG emissions obligations in the long-term.
In May 2009, President Obama announced a goal of implementing harmonized federal standards for fuel economy and GHG emissions. In 2010 and 2012, the EPA and National Highway Transportation Safety Administration, or NHTSA, issued joint final rules to implement these new federal programs. These standards apply to passenger cars, light-duty trucks, and medium-duty passenger vehicles built in model years 2012 through 2025, and the California Air Resources Board, or CARB, has agreed that compliance with these federal emissions standards will be deemed compliance with the California emissions standards for the 2012 through 2025 model years. These light-duty standards require a car and truck fleet-wide average fuel economy of 54.5 miles per gallon by 2025. Moreover, in the absence of these harmonization rules, we would be subject to conflicting and in some cases more onerous requirements promulgated by California and adopted by other states. Implementation of these rules will require us to take costly design actions and implement vehicle technologies that may not appeal to consumers. In addition, if circumstances arise where CARB and EPA regulations regarding GHG emissions and fuel economy conflict, this too could require costly actions or limit the sale of certain of our vehicles in certain states. We could also be adversely affected if pending litigation by third parties outside of the automotive industry challenging EPA’s regulatory authority with respect to GHG emissions is successful and as a result CARB were free to enforce its own GHG emissions standards.
We are committed to meeting these new regulatory requirements. While we believe that our current product plan will meet the applicable federal and California GHG/fuel economy standards established through model year 2016, our compliance is dependent on our ability to implement design and testing features that would generate GHG credits pursuant to EPA’s GHG rule for model years 2012 through 2016 and 2017 through 2025 on a credit carry-forward and carry-back basis. However, our current vehicle technology cannot yield the improvement in fuel efficiency necessary to achieve compliance with the requirements of the proposed 2017-2025 joint rule, and certain regulatory provisions dictate that our fleet of vehicles must be combined with the fleet of vehicles from FCA for GHG, CAFE and zero-emission vehicle purposes. These requirements may cause additional strain on our ability to comply with the applicable fuel economy and GHG standards. If the vehicles we develop to comply with these requirements are not appealing to consumers or cannot be sold at a competitive price, we may not be able to achieve the vehicle fleet mix, depending on the type and volume of our customers’ purchases, that would enable us to meet the stringent fuel economy/GHG requirements even if our long-range projection plans out a compliant path.
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
The European Union, or EU, promulgated new passenger car carbon dioxide, or CO2, emissions regulations beginning in 2012. This directive sets an industry target for 2020 of a fleet average measured in grams per kilometer, with the requirements for each manufacturer calculated based on the average weight of vehicles across its fleet. In addition, some EU member states have adopted or are considering some form of CO2-based vehicle tax, which may affect consumer preferences for certain vehicles in unpredictable ways, and which could result in specific market requirements that are more stringent than the EU emissions standards. EU sales of FCA US and FCA vehicles are “pooled” for purposes of this EU directive. However, because our vehicles are not as CO2 emission compliant as FCA’s vehicles, as sales of our vehicles in the EU increase, the ability of the pooled fleet to comply becomes more difficult, and we may be responsible for the cost of product or other actions to achieve compliance if the non-compliance was our responsibility based on our agreement with FCA.
Other countries are also developing or adopting new policies to address these issues. These policies could significantly affect our product development and international expansion plans, and, if adopted in the form of new laws or regulations, could subject us to significant civil penalties or require that we modify our products or fleet mix to remain in compliance. Any such modifications may reduce the appeal of our vehicles to consumers.
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
Although we design and develop vehicles to comply with all applicable safety standards, compliance with governmental standards does not necessarily prevent individual or class action lawsuits, including with regard to vehicles many years after their sale, which can entail significant costs and risks. For example, whether FMVSS preempt state common law claims is often a contested issue in litigation, and courts may find us in breach of legal duties and liable in tort, even though our vehicles comply with all applicable federal and state regulations. Furthermore, simply responding to actual or threatened litigation or government investigations regarding our compliance with regulatory standards, even in cases in which no liability is found, often requires significant expenditures of funds, time and other resources, and may cause reputational harm. Any insurance we hold currently may not be available when costs arise in the future and, in the case of harm caused by a component sourced from a supplier, the supplier may no longer be available to provide indemnification or contribution.
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
We are currently in the process of transitioning, retiring or replacing a significant number of our software applications at an accelerated rate, an effort that will continue in future years. These applications include, among others, our engineering, finance, procurement and communication systems. During the transition periods, and until we fully migrate to our new systems, we may experience material disruptions in communications, in our ability to conduct our ordinary business processes and in our ability to report the results of our operations. Though we are taking commercially reasonable steps to transition our data properly and to assess and minimize risk during this process, we may lose significant data in the transition, or we may be unable to access data for periods of time without forensic intervention. Loss of data could affect our ability to file timely reports required by a wide variety of regulators, including the U.S. Securities and Exchange Commission, or SEC. Our ability to comply with the requirements of the Sarbanes-Oxley Act, to the extent required of us, may also be compromised.
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
Our success depends, in part, on our ability to protect our intellectual property rights. If we fail to protect our intellectual property rights, others may be able to compete against us using intellectual property that is the same as or similar to our own. In addition, there can be no assurance that our intellectual property rights are sufficient to provide us with a competitive advantage against others who offer products similar to ours.
We rely upon a combination of patent, trademark, copyright and trade secret law to protect our intellectual property rights, all of which provide limited protection. However, there can be no assurance that any patents will be issued from pending or future applications or that any issued patents will provide us with a competitive advantage or will not be challenged, invalidated or circumvented. We also cannot assure you that we will obtain any copyright or trademark registrations from pending or future applications or that any of our copyrights or trademarks will be enforceable. We rely in some circumstances on trade secrets to protect our technology. However, trade secrets may lose their value if not properly protected. Adequate remedies may not be available in the event of the disclosure of our trade secrets and the unauthorized use of our technology.
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
Our intellectual property is also used in a large number of foreign countries, and we are seeking to expand our operations overseas. The laws of some countries do not offer the same protection of our intellectual property rights as do the laws of the U.S. In addition, effective intellectual property enforcement may be unavailable or limited in certain countries, making it difficult for us to protect our intellectual property from misuse or infringement there. We expect differences in intellectual property laws and enforcement to become a greater problem for us as our licensees increase their manufacturing and sales outside of the U.S. Our inability to protect our intellectual property rights in some countries may harm our business, financial condition or results of operations.
We depend on the services of our key executives, the loss of whose skills could materially harm our business. Also, we are in the process of hiring additional employees, and we may encounter difficulties with hiring sufficient employees with critical skills, particularly in competitive specialties such as vehicle design and engineering.
Several of our senior executives, including our Chief Executive Officer, Sergio Marchionne, are important to our success because they have been instrumental in establishing and maintaining our strategic direction. If we were to lose the services of any of these individuals this could have a material adverse effect on our business, financial condition and results of operations. We believe that these executives, in particular Mr. Marchionne, could not easily be replaced with executives of equivalent experience and capabilities. We do not have a specified allocation of required time and attention for Mr. Marchionne, and certain other members of management, including our Chief Financial Officer. If any of them allocates more of their time and attention to non-FCA US matters, our business, financial condition and results of operations may suffer.
In addition, we are currently seeking to hire employees in a number of critical areas, including vehicle design and engineering. We have experienced some difficulties in hiring and retaining highly skilled employees, particularly in competitive specialties, and we may experience such difficulties going forward.
Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting, which could harm our business and cause a default under certain covenants in the Senior Credit Agreements and the Secured Senior Notes Indenture.
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
In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a default under certain covenants in the Senior Credit Agreements and the Secured Senior Notes Indenture.

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We own or lease 38 principal manufacturing facilities, of which 23 are located in the U.S., eight in Mexico, six in Canada and one in South America. These manufacturing facilities primarily consist of vehicle assembly plants, powertrain plants, and metal stamping plants. Our manufacturing facilities in the U.S. are primarily located in Michigan, Indiana, Ohio, and Illinois. We also own our principal engineering and research facilities and general offices, which are located in Auburn Hills, Michigan and include approximately 5.4 million square feet on 465 acres, including our 4.8 million square foot technology center.
In addition, we operate numerous parts distribution facilities throughout the world which are primarily located in the U.S., Canada and Mexico. These locations facilitate the distribution of service and accessory parts to our dealer network and include a combination of owned and leased facilities.
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
Item 3. Legal Proceedings
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
There is no public market for our common equity. As of March 4, 2015, FCA North America Holdings LLC, formerly known as Fiat North America LLC, or FCA NA, owns 100 percent of our membership interests.
On January 21, 2014, we paid holders of our membership interests a special distribution of $1,900 million. During 2014, we also accrued and made tax distributions of approximately $60 million in connection with the Equity Purchase Agreement transaction and we accrued and paid approximately $10 million of certain taxes withheld on behalf of our members. During 2013, we accrued distributions of approximately $14 million for state tax withholding obligations on behalf of our members. We have issued no other cash dividends or distributions on our membership interests in the two most recent fiscal years.
On February 3, 2015, we made a $1,338 million special distribution payment to our sole member, FCA NA.
Our Senior Credit Agreements and the Secured Senior Notes Indenture contain limitations on our ability to make restricted payments, including a limit on declaring dividends or making distributions to our sole member, FCA NA.
Item 6.    Selected Financial Data.
Omitted under the reduced disclosure format permitted by General Instruction I(2)(a) of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with the information included under Item 1. Business and our accompanying audited consolidated financial statements and related notes thereto. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under Disclosure Regarding Forward-Looking Statements and Item 1A. Risk Factors. Actual results may differ materially from those contained in any forward-looking statements.
Overview of our Formation and Operations
The Company was formed on April 28, 2009 as a Delaware limited liability company. Our sole beneficial owner is FCA, which holds a 100 percent ownership interest in us effective as of the October 12, 2014 merger of Fiat with and into FCA, or the Merger. Prior to the Merger, Fiat held a 100 percent ownership interest in us effective as of its January 21, 2014 acquisition of the 41.5 percent of our membership interests held by the UAW Retiree Medical Benefits Trust, or the VEBA Trust.
We design, engineer, manufacture, distribute and sell vehicles under the brand names Chrysler, Jeep, Dodge, Ram and the SRT performance vehicle designation, as well as Mopar service parts and accessories, to dealers and distributors for sale to retail customers and fleet customers. Our product lineup includes passenger cars, utility vehicles (including sport utility vehicles, or SUVs, and crossover vehicles, or CUVs), minivans, trucks and commercial vans. We also manufacture certain vehicles in Mexico, which are distributed by us throughout North America and select markets and sold to FCA for distribution in other select markets. The majority of our operations, employees, independent dealers and vehicle sales are in North America, primarily in the U.S. Approximately 10 percent of our vehicle sales during both 2013 and 2014 were outside North America, principally in Asia Pacific, South America and Europe. Vehicle, service parts and accessories sales outside North America are primarily through our 100 percent owned, affiliated or independent distributors and dealers. FCA is the distributor of our vehicles and service parts in Europe and Brazil, selling our products through a network of independent dealers. We are the distributor of Fiat and Alfa Romeo brand vehicles and service parts throughout North America. We are also the distributor for Fiat brand vehicles in select markets outside of Europe. In addition, FCA manufactures certain vehicles for us, which we sell in the U.S. and internationally.
Refer to Note 19, Other Transactions with Related Parties, for additional information regarding other transactions with FCA.
We also generate revenues and cash from the sale of separately-priced service contracts to consumers and from providing contract manufacturing services to other vehicle manufacturers. Our dealers enter into wholesale financing arrangements to purchase vehicles to be held in inventory for sale to retail customers. In turn, our dealers' retail customers use a variety of finance and lease programs to acquire our vehicles.

Trends, Uncertainties and Opportunities
Vehicle Profitability. Our results of operations depend on the profitability of the vehicles we sell, which tends to vary by vehicle segment. Vehicle profitability depends on a number of factors, including sales prices, net of sales incentives, costs of materials and components, labor costs, as well as transportation and warranty costs. Typically, larger vehicles, which tend to have higher unit selling prices, have been more profitable on a per unit basis. Therefore, our minivans, larger utility vehicles and pick-up trucks have generally been more profitable than our passenger cars. Our minivans, larger utility vehicles and pick-up trucks accounted for approximately 44 percent of our total U.S. retail vehicle sales in 2014 (not including vans and medium duty trucks). However, until we develop a full line of competitive passenger car offerings, our ability to increase margins on our passenger car offerings is more limited than our competitors.
In addition, we, and the U.S. automotive industry in general, have recently experienced a significant increase in recall activity. The magnitude of this recent activity is likely due, at least in part, to the increasingly complex components found in modern vehicles, as well as the intensified media and governmental attention paid to automotive recalls beginning in 2014. The costs we incur to recall vehicles typically include the cost of the new remedy parts and labor to remove and replace the problem parts. Depending on the nature of the recall campaign and the number of vehicles affected, product recalls may have a materially negative impact on our profitability.
Cost of Sales. The most significant element of our cost of sales is the cost of materials and components, which makes up around 75 percent of the total. A large portion of our materials and component costs are affected directly or indirectly by raw materials prices, particularly prices for steel, aluminum, lead, resin and copper, as well as precious metals. To the extent raw material price fluctuations may affect our cost of sales, we typically seek to manage these costs and minimize the impact on cost of sales through the use of fixed price purchase contracts and the use of commercial negotiations and technical efficiencies. Nevertheless, our cost of sales related to materials and components has increased, as we have significantly enhanced the quality and content of our vehicles in an effort to remain competitive and meet regulatory requirements. Our ability to price our vehicles to recover those increased costs does, and will continue to, impact our profitability.
Our collective bargaining agreements with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, or UAW, and the National Automobile, Aerospace, Transportation and General Workers Union of Canada, or CAW, which is now part of Unifor, have introduced lower wage and benefit structures for new hire employees, eliminated the employment security system, and reduced other compensation programs for terminated or laid-off represented employees, other than traditional severance pay. Over time, these and other modifications are intended to help us achieve hourly labor costs that are comparable to those of the transplant automotive manufacturers with which we compete, while continuing to offer competitive compensation packages. We continue to realize the benefit of the new hire wage and benefit structure as our production increases and as a result of natural attrition. We successfully renegotiated our collective bargaining agreements with the UAW in 2011 and with the CAW in 2012. These settlement provisions enable continued labor cost competitiveness within the U.S. and Canada automobile manufacturing industry through the terms of the respective agreements. Our current collective bargaining agreements with the UAW and Unifor expire in September 2015 and September 2016, respectively.
Effects of Foreign Exchange Rates. We are affected by fluctuations in foreign exchange rates (i) through translation of foreign currency financial statements into U.S. dollars, or USD, for consolidation, which we refer to as the translation impact, and (ii) through transactions by entities in the Company in currencies other than their own functional currencies, which we refer to as the transaction impact.
Translation impacts arise in preparation of the consolidated financial statements; in particular, we prepare our consolidated financial statements in USD, while the financial statements of each of our subsidiaries are prepared in the functional currency of that entity. In preparing consolidated financial statements, we translate assets and liabilities measured in the functional currency of the subsidiaries into USD using the exchange rate prevailing at the balance sheet date, while we translate income and expenses using the average exchange rates for the period covered. Accordingly, fluctuations in the exchange rate of the functional currencies of our entities against the USD impact our results of operations.

Critical Accounting Estimates
The audited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.
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

•
Mortality rates. Mortality rates are developed using our plan-specific populations, recent mortality information published by recognized experts in this field, primarily the U.S. Society of Actuaries and the Canadian Institute of Actuaries, and other data where appropriate to reflect actual and projected plan experience.

In 2014, following the release of new standards by the Canadian Institute of Actuaries, mortality assumptions used for our Canadian benefit plan valuations were updated to reflect recent trends in the industry and the revised outlook for future generational mortality improvements. The change increased the Canadian pension obligations by approximately $50 million.
Additionally, retirement rate assumptions used for our U.S. benefit plan valuations were updated to reflect an ongoing trend towards delayed retirement for all employees. The change decreased the U.S. pension obligations by approximately $317 million.

Plan Assets Measured at Net Asset Value. Plan assets are recognized and measured at fair value in accordance with the accounting guidance related to fair value measurements, which specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2 and 3). Level 3 pricing inputs include significant inputs that are generally less observable from objective sources. At December 31, 2014, substantially all of our investments classified as Level 3 in the fair value hierarchy are valued at the net asset value, or NAV. These plan assets are classified as Level 3 as there are no active markets for these assets and they are valued using unobservable inputs.
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
Significant differences in actual experience or significant changes in assumptions may affect the pension obligations and pension expense. The effect of actual results differing from assumptions and of changing assumptions are included in accumulated other comprehensive (loss) income, or AOCI, as unrecognized actuarial gains and losses. These gains and losses are subject to amortization to expense over the average future service period of plan participants expected to receive benefits under the plans to the extent they exceed 10 percent of the higher of the market related value of assets or the projected benefit obligation of the respective plan. For inactive pension plans, we amortize actuarial gains or losses to expense over the remaining life of plan participants. During 2014, the actual return on plan assets was $3,053 million, which was higher than the expected return of $1,682 million, resulting in an unrecognized actuarial gain of $1,371 million. The weighted average discount rate used to determine the benefit obligation for defined benefit pension plans was 4.03 percent at December 31, 2014 versus 4.69 percent at December 31, 2013, resulting in an unrecognized actuarial loss of $2,462 million. Changes in actuarial assumptions resulted in a net gain of $350 million and were primarily driven by changes in the retirement rate assumptions used for our U.S. benefit plan valuations that reflect an ongoing trend towards delayed retirement for all employees. In 2015, $100 million of net unrecognized actuarial losses are expected to be recognized into expense.
The funded status of our pension plans as of December 31, 2014 and the expenses to be recognized during 2015 are affected by year end 2014 assumptions. These sensitivities may be asymmetric and are specific to the time periods noted. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown. The effect of the indicated increase (decrease) in selected factors, holding all other assumptions constant, is shown below (in millions of dollars):

	Pension Plans
	Effect on 2015 Pension Expense	Effect on December 31, 2014 Projected Benefit Obligation
10 basis point decrease in discount rate	$13	$370
10 basis point increase in discount rate	(13)	(364)
50 basis point decrease in expected return on assets	127	—
50 basis point increase in expected return on assets	(127)	—
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

•
Mortality rates. Mortality rates are developed using our plan-specific populations, recent mortality information published by recognized experts in this field, primarily the U.S. Society of Actuaries and the Canadian Institute of Actuaries and other data where appropriate to reflect actual and projected plan experience.

In 2014, following the release of new standards by the Canadian Institute of Actuaries, mortality assumptions used for our Canadian benefit plan valuations were updated to reflect recent trends in the industry and the revised outlook for future generational mortality improvements. The impact of this change on our OPEB obligations was not significant.
Additionally, retirement rate assumptions used for our U.S. benefit plan valuations were updated to reflect an ongoing trend towards delayed retirement for all employees. The change decreased the U.S. OPEB obligations by approximately $48 million.
Plan obligations and costs are based on existing OPEB plan provisions. We do not make assumptions regarding any potential future changes to benefit provisions beyond those to which we are presently committed.
The effect of actual results differing from assumptions and of changing assumptions are included in AOCI as unrecognized actuarial gains and losses. These gains and losses are subject to amortization to expense over the average future service period of plan participants expected to receive benefits under the plan to the extent they exceed 10 percent of the higher of the market related value of assets or the accumulated benefit obligation of the respective plan. We immediately recognize actuarial gains or losses for OPEB plans that are short-term in nature and under which our obligation is capped. The weighted average discount rate used to determine the benefit obligation for OPEB plans was 4.11 percent at December 31, 2014 versus 4.87 percent at December 31, 2013, resulting in an unrecognized actuarial loss of $254 million. In 2015, $30 million of net unrecognized actuarial losses are expected to be recognized into expenses.
The effect of the indicated increase (decrease) in the assumed discount rate, holding all other assumptions constant, is shown below (in millions of dollars):

	OPEB Plans
	Effect on 2015 OPEB Expense	Effect on December 31, 2014 OPEB Obligation
10 basis point decrease in discount rate	$1	$35
10 basis point increase in discount rate	(1)	(34)

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
The fair value of each unit issued under the plans is based on the fair value of our membership interests. Each "FCA US Unit", or Unit, is equal to 1/600th of the value of a membership interest. Refer to Note 17, Share-Based Compensation, of our accompanying audited consolidated financial statements for additional information.
Since there is no publicly observable trading price for our membership interests, fair value was determined using our discounted cash flow methodology. This approach, which is based on projected cash flows, is used to estimate our enterprise value. The fair value of our outstanding interest bearing debt as of the measurement date is deducted from our enterprise value to arrive at the fair value of equity. This amount is then divided by the total number of Units, as determined above, to estimate the fair value of a single Unit. The significant assumptions used in the contemporaneous calculation of fair value at each issuance date and for each period included the following:

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

•	An estimated after-tax weighted average cost of capital of 16.0 percent in 2014 and ranging from 16.0 percent to 16.5 percent in both 2013 and 2012; and

•	Projected worldwide factory shipments ranging from approximately 2.6 million vehicles in 2013 to approximately 3.4 million vehicles in 2018.
On January 21, 2014, Fiat completed the Equity Purchase Agreement, or the transaction, in which its 100 percent owned subsidiary, FCA NA, indirectly acquired from the VEBA Trust all of the membership interests in the Company not previously held by FCA NA. The implied fair value of the Company in that transaction was determined by Fiat based upon the range of potential values determined in connection with the initial public offering, or IPO, that we were pursuing at the direction of our members at that time, reduced by approximately 15 percent for the expected discount that would have been realized in order to complete a successful IPO for the minority interest being sold. This value was used to corroborate the fair value, including the discount for lack of marketability, determined at December 31, 2013. Refer to Note 19, Other Transactions with Related Parties, of our accompanying audited consolidated financial statements for additional information. There were no such transactions during 2013.
The assumptions noted above used in the contemporaneous estimation of fair value at each measurement date have not changed significantly with the exception of the weighted average cost of capital, which is directly influenced by external market conditions. As of December 31, 2014, a change of 50 basis points in the weighted average cost of capital would cause the value of a Unit to change by approximately $0.55, which would change our share-based compensation liability by approximately $3 million.

Anti-Dilution Adjustment
The documents governing our share-based compensation plans contain anti-dilution provisions which provide for an adjustment to the number of Units granted under the plans in order to preserve, or alternatively prevent the enlargement of, the benefits intended to be made available to the holders of the awards should an event occur that impacts our capital structure.
During 2014, two transactions occurred that diluted the fair value of equity and the per unit fair value of a Unit based on our discounted cash flow methodology. These transactions were:

•
A special distribution paid from available cash on hand by the Company to its members, in an aggregate amount of $1,900 million on January 21, 2014, which served to fund a portion of the transaction whereby Fiat acquired the VEBA Trust's remaining membership interest in the Company (FCA NA directed its portion of the special distribution to the VEBA Trust as part of the purchase consideration); and

•
The prepayment of the Company’s senior unsecured note issued June 10, 2009 to the VEBA Trust, or VEBA Trust Note, on February 7, 2014, that accelerated tax deductions that were being passed through to the Company's members. Had the payments been made according to the original terms of the VEBA Trust Note, an expected future tax benefit, net of discounting, of approximately $720 million would have been realized.

Refer to Note 17, Share-Based Compensation —Anti-Dilution Adjustment, of our accompanying audited consolidated financial statements for additional information regarding these dilutive transactions and the resulting anti-dilution adjustment.
In light of the May 6, 2014 publication of the 2014-2018 FCA Business Plan and in recognition of the Company's performance for the 2012 and 2013 performance years, the Compensation and Leadership Development Committee, or Compensation Committee, on May 12, 2014, approved an amendment to outstanding performance share unit, or LTIP PSU award agreements, subject to participant consent, to modify outstanding LTIP PSUs by closing the performance period for such awards as of December 31, 2013. Participants were notified of this modification on or about May 30, 2014, and all plan participants subsequently consented to the amendment. The modification provides for a payment of the LTIP PSUs granted under the FCA US LLC 2012 Long Term Incentive Plan, or 2012 LTIP Plan, representing two-thirds of the original LTIP PSU award based on the unadjusted December 31, 2013 per unit fair value of $10.47. To receive the LTIP PSU payment, a participant must remain an employee up to the date the LTIP PSUs are paid, which is expected to occur on or before March 15, 2015. As a result, compensation expense was reduced by approximately $21 million during the year ended December 31, 2014.
Impairment of Long-Lived Assets
Long-lived assets held and used (such as property, plant and equipment, and equipment and other assets on operating leases) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of an asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or group of assets. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or group of assets exceeds the fair value of the asset or group of assets. No impairment charges were recorded during the years ended December 31, 2014, 2013 and 2012. When long-lived assets are considered held for sale, they are recorded at the lower of carrying amount or fair value less costs to sell, and depreciation ceases.
Goodwill and Other Intangible Assets
Goodwill. We account for goodwill in accordance with the accounting guidance related to intangibles and goodwill, which requires us to test goodwill for impairment at the reporting unit level at least annually and when significant events occur or there are changes in circumstances that indicate the fair value is less than the carrying amount. Such events could include, among others, a significant adverse change in the business climate, an unanticipated change in the competitive environment and a decision to change the operations of the Company. We have one operating segment, which is also our only reporting unit.
Goodwill is evaluated for impairment annually as of October 1. In September 2011, the Financial Accounting Standards Board, or FASB, issued updated guidance on annual goodwill impairment testing. The amendment allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. At our election, we can qualitatively assess whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount or we can perform a quantitative assessment by comparing the fair value of our reporting unit to its carrying amount, including goodwill, which is the first step of the two-step process described below. If we elect to perform the qualitative assessment and we conclude it is more likely than not that the fair value of the reporting unit is less than its carrying amount, quantitative impairment testing is required. However, if we conclude otherwise, quantitative impairment testing is not required.
When quantitative impairment testing is required as a result of the qualitative test or elected as the first assessment, goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test is to compare the fair value of our reporting unit to its carrying amount. The fair value is determined by estimating the present value of expected future cash flows for the reporting unit. If the fair value of the reporting unit is greater than its carrying amount, no impairment exists and the second step of the test is not performed. If the carrying amount of the reporting unit is greater than the fair value, there is an indication that an impairment may exist and the second step of the test must be completed to measure the amount of the impairment. The second step of the test calculates the implied fair value of goodwill by assigning the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The implied fair value of goodwill is then compared to the carrying value. If the implied fair value of goodwill is less than the carrying value, an impairment loss is recognized equal to the difference. No goodwill impairment losses have been recognized for the years ended December 31, 2014, 2013 and 2012.
Other Intangible Assets. Intangible assets that have a finite useful life are generally amortized over their respective estimated useful lives, on a straight-line basis. However, certain other finite-lived intangible assets are amortized in a manner that reflects the pattern in which the economic benefits of the intangible asset will be consumed. The estimated useful lives of intangible assets are reviewed by management each reporting period and whenever changes in circumstances indicate that the carrying value of the assets may not be recoverable. Other intangible assets determined to have an indefinite useful life are not amortized, but are instead tested for impairment annually.
In July 2012, the FASB issued updated guidance on the annual testing of indefinite-lived intangible assets for impairment. The amendments allow an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. At our election, we can qualitatively assess whether it is more likely than not that the fair value of our indefinite-lived intangible asset is less than its carrying value or we can perform a quantitative assessment by comparing the fair value of our indefinite-lived intangible asset to its carrying amount. If we elect to perform the qualitative assessment and we conclude it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if we conclude otherwise, quantitative impairment testing is not required. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management estimates fair value through various techniques including discounted cash flow models, which incorporate market based inputs, and third party independent appraisals, as considered appropriate. Management also considers current and estimated economic trends and outlook. No impairment losses on these assets have been recognized for the years ended December 31, 2014, 2013 and 2012.
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
Accordingly, at December 31, 2014, we have retained $227 million of valuation allowances, primarily in certain foreign countries in which we do not expect to realize net deferred tax assets. As of December 31, 2013, our valuation allowance on net deferred tax assets was $151 million. Refer to Note 13. Income Taxes, of our accompanying audited consolidated financial statements for additional information.

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
Warranty and Product Recalls
We establish accruals for product warranties at the time the sale is recognized. We issue various types of product warranties under which we generally guarantee the performance of products delivered for a certain period or term. The accrual for product warranties includes the expected costs of warranty obligations imposed by law or contract, as well as the expected costs for policy coverage, recall actions and buyback commitments. The estimated future costs of these actions are principally based on assumptions regarding the lifetime warranty costs of each vehicle line and each model year of that vehicle line, as well as historical claims experience for our vehicles. In addition, the number and magnitude of additional service actions expected to be approved, and policies related to additional service actions, are taken into consideration. Due to the uncertainty and potential volatility of these estimated factors, changes in our assumptions could materially affect our results of operations.
We periodically initiate voluntary service and recall actions to address various customer satisfaction, safety and emissions issues related to vehicles we sell. Included in the accrual is the estimated cost of these service and recall actions. The estimated future costs of these actions are based primarily on historical claims experience for our vehicles. Estimates of the future costs of these actions are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the number of vehicles affected by a service or recall action and the nature of the corrective action. It is reasonably possible that the ultimate cost of these service and recall actions may require us to make expenditures in excess of established accruals over an extended period of time and in a range of amounts that cannot be reasonably estimated. Our estimate of warranty and additional service and recall action obligations is re-evaluated on a quarterly basis. Experience has shown that initial data for any given model year can be volatile; therefore, our process relies upon long-term historical averages until actual data is available. As actual experience becomes available, it is used to modify the historical averages to ensure that the forecast is within the range of likely outcomes. Resulting accruals are then compared with current spending rates to ensure that the balances are adequate to meet expected future obligations.

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
Adjusted Net Income (Loss)
Adjusted Net Income (Loss) is defined as net income (loss), including income (loss) attributable to non-controlling interests, excluding the impact of items that we consider infrequent. We use Adjusted Net Income (Loss) as a key indicator of the trends in our overall financial performance, excluding the impact of such infrequent items.
Modified Operating Profit (Loss)
We measure Modified Operating Profit (Loss) to assess the performance of our core operations, establish operational goals and forecasts that are used to allocate resources, and evaluate our performance period over period. Modified Operating Profit (Loss) is computed starting with adjusted net income (loss), including income (loss) attributable to non-controlling interests, and then adjusting the amount to (i) add back income tax expense and exclude income tax benefits, (ii) add back net interest expense, (iii) add back (exclude) all pension, OPEB and other employee benefit costs (gains) other than service costs, (iv) add back restructuring expense and exclude restructuring income, (v) add back other financial expense, (vi) add back losses and exclude gains due to cumulative change in accounting principles, (vii) exclude non-controlling interests and (viii) add back certain other costs, charges and expenses, which include the impact of infrequent items factored into the calculation of Adjusted Net Income (Loss). We also use performance targets based on Modified Operating Profit (Loss) as a factor in our incentive compensation calculations for our represented and non-represented employees.
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

The reconciliation of net income to Adjusted Net Income, Modified Operating Profit and Modified EBITDA is set forth below (in millions of dollars):

	Years Ended December 31,
	2014	2013	2012
Net income	$1,209	$2,757	$1,668
Plus:
Charge for Memorandum of Understanding (MOU) with the UAW (1)	672	—	—
Deferred tax assets valuation allowance release	—	(962)	—
Loss on extinguishment of debt (2)	504	24	—
Adjusted Net Income	$2,385	$1,819	$1,668
Plus:
Income tax expense (3)	348	409	274
Net interest expense	779	994	1,050
Net pension, OPEB and other employee benefit costs (gains) other than service costs	(24)	(49)	(34)
Restructuring expense (income), net	11	(14)	(61)
Other financial expense, net	3	17	15
Modified Operating Profit	$3,502	$3,176	$2,912
Plus:
Depreciation and amortization expense	3,200	2,941	2,701
Less:
Depreciation and amortization expense for vehicles held for lease	(298)	(198)	(163)
Modified EBITDA	$6,404	$5,919	$5,450

(1)
During the year ended December 31, 2014, we recorded an infrequent charge of $672 million, which reflected the costs associated with the January 2014 MOU to supplement the existing collective bargaining agreement with the UAW in exchange for the UAW's specific commitment to our continued roll-out of our World Class Manufacturing, or WCM, programs and long-term business plan.

(2)
In connection with the February 2014 prepayment of the VEBA Trust Note, with an original face amount of $4,587 million, we recognized a $504 million loss on extinguishment of debt, consisting primarily of the remaining unamortized debt discount. For the year ended December 31, 2013, a $24 million loss on extinguishment of debt was recognized primarily related to the June 2013 amendment and re-pricing of our $3.0 billion tranche B term loan and $1.3 billion revolving credit facility, consisting primarily of unamortized debt discount.

(3)
Excludes the effects of a $962 million non-cash tax benefit related to the release of valuation allowances on deferred tax assets during the year ended December 31, 2013. Refer to Note 13, Income Taxes, of our accompanying audited consolidated financial statements for additional information.

Net Industrial Cash
We compute Net Industrial Cash as cash and cash equivalents less total financial liabilities. We use Net Industrial Cash as a measure of our financial leverage and believe it is useful in evaluating our financial leverage.
The following is a reconciliation of cash and cash equivalents to Net Industrial Cash (in millions of dollars):

	Years Ended December 31,
	2014	2013
Cash and cash equivalents	$14,538	$13,344
Less: Financial liabilities (1)	(12,779)	(12,301)
Net Industrial Cash	$1,759	$1,043

(1)	Refer to Note 12, Financial Liabilities, of our accompanying audited consolidated financial statements for additional information regarding our financial liabilities.
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
The following is a reconciliation of Net Cash Provided by Operating and Investing Activities to Free Cash Flow (in millions of dollars):

	Years Ended December 31,
	2014	2013	2012
Net Cash Provided by Operating Activities	$6,355	$5,536	$5,821
Net Cash Used in Investing Activities	(3,018)	(3,413)	(3,557)
Investing activities excluded from Free Cash Flow:
Change in loans and notes receivables	—	—	(2)
Financing activities included in Free Cash Flow:
Repayments of Gold Key Lease financing	—	—	(41)
Free Cash Flow	$3,337	$2,123	$2,221

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

	Years Ended December 31,
	2014	2013	2012
	(vehicles in thousands)
Retail	2,300	2,033	1,844
Fleet	531	470	484
Contract manufacturing	49	60	81
Worldwide Factory Shipments	2,880	2,563	2,409
Adjust for GDP activity during the period:
Less: Vehicles shipped	(121)	(79)	(51)
Plus: Vehicles auctioned	74	58	74
Net Worldwide Factory Shipments	2,833	2,542	2,432
Consolidated Results
The following is a discussion of the results of operations for the year ended December 31, 2014 as compared to the year ended December 31, 2013, and for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The discussion of certain line items (Cost of sales, Gross margin, Selling, administrative and other expenses, and Research and development expenses) includes a presentation of such line items as a percentage of revenues, for the respective periods presented, to facilitate the discussion for the year over year comparisons.
Revenues, Net

	Years Ended December 31,			Increase (Decrease)
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
	(in millions of dollars)
Revenues, net	$83,057	$72,144	$65,784	$10,913	15.1%	$6,360	9.7%
2014 Compared to 2013. Revenues, net for the year ended December 31, 2014 increased $10,913 million as compared to the year ended December 31, 2013. Approximately $7,800 million of the increase was attributable to an increase in volume, which was due to an increase in our net worldwide factory shipments from 2,542 thousand vehicles for the year ended December 31, 2013 to 2,833 thousand vehicles for the year ended December 31, 2014. The 11 percent period over period increase in our net worldwide factory shipments was driven primarily by increased demand for our vehicles, including the all-new 2014 Jeep

Cherokee, Ram pickups and the Jeep Grand Cherokee. These increases were partially offset by a reduction in the 2014 model year Chrysler 200 and Dodge Avenger shipments due to their discontinued production in the first quarter of 2014 in preparation for the changeover and launch of the all-new 2015 Chrysler 200, which began arriving in dealerships in May 2014.
Overall, demand for our vehicles has increased, as evidenced by a 16 percent period over period increase in our U.S. vehicle sales, which was primarily driven by an 18 percent increase in our U.S. retail sales for the year ended December 31, 2014 as compared to the same period in 2013. Our U.S. market share increased approximately 100 basis points to 12.4 percent for the year ended December 31, 2014 compared to 2013.
Approximately $1,900 million of the increase in revenues was attributable to a favorable shift in vehicle mix as there was a higher percentage growth in certain sport utility vehicles, or SUV, shipments as compared to passenger car shipments. In addition, approximately $400 million of the increase in revenues was due to a favorable shift in market mix which included greater international retail shipments as a percentage of total shipments, which is consistent with our continuing strategy to grow our retail market share while maintaining stable fleet shipments. Typically, the average revenue per vehicle for retail shipments is higher than the average revenue per vehicle for fleet shipments, as our retail customers tend to purchase vehicles with more optional features. For additional information regarding retail and fleet shipments, refer to —Worldwide Factory Shipments, above. Also, $400 million of the increase in revenues was attributable to favorable pricing and pricing for enhanced content, partially offset by incentive spending on certain vehicles in our portfolio.
During the year ended December 31, 2014, we recorded remeasurement charges of $133 million as a reduction to Revenues, net as a result of foreign currency devaluation due to changes in the exchange rate determined by an auction process conducted by Venezuela's Supplementary Foreign Currency Administration System, or SICAD, referred to as the SICAD I rate. Additionally, during the second quarter of 2014, we received a total of $65 million in USD through the SICAD I auction process resulting in a net foreign currency transaction gain of $2 million in Revenues, net. Furthermore, during the third quarter of 2014, certain monetary liabilities, which had been submitted to the Commission for the Administration of Foreign Exchange, or CADIVI, for payment approval, were approved and paid at a favorable exchange rate resulting in a foreign currency transaction gain in Revenues, net of $2 million.
During the first quarter of 2013, we recognized a $78 million foreign currency translation loss as a reduction to revenues as a result of the February 2013 devaluation of the official exchange rate of the Venezuelan bolivar, or VEF, relative to the USD from 4.30 VEF per USD to 6.30 VEF per USD. Subsequent to the devaluation, certain monetary liabilities, which had been submitted to the CADIVI for payment approval through the ordinary course of business prior to the devaluation date, were approved to be paid at an exchange rate of 4.30 VEF per USD. As a result, during the year ended December 31, 2013, we recognized $22 million of foreign currency transaction gains in revenues due to these monetary liabilities being previously remeasured at 6.30 VEF per USD at the devaluation date. Refer to Note 22, Venezuelan Currency Regulations and Devaluation, for further detail.
As of December 31, 2014, we continue to control, and therefore consolidate, our Venezuelan operations. However, as the complex environment in Venezuela evolves, we will continuously assess whether factors have changed, suggesting that we have lost control of these operations. Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information.
2013 Compared to 2012. Revenues, net for the year ended December 31, 2013 increased $6,360 million as compared to the year ended December 31, 2012. Approximately $2,800 million of the increase was due to an increase in our net worldwide factory shipments from 2,432 thousand vehicles for the year ended December 31, 2012 to 2,542 thousand vehicles for the year ended December 31, 2013. The increase in our net worldwide factory shipments was driven primarily by increased demand for our vehicles, including the Ram 1500, the launch of the all-new 2014 Jeep Cherokee, which began shipping to dealers in late October 2013, the significantly refreshed 2014 Jeep Grand Cherokee, which launched in the first quarter of 2013, as well as increases in the Jeep Wrangler. These increases were partially offset by a reduction in Jeep Liberty shipments due to its discontinued production at the end of the second quarter of 2012 in preparation of the all-new 2014 Jeep Cherokee. During the second half of 2012 we continued to ship the residual Jeep Liberty inventory to dealers.
Overall, demand for our vehicles increased, as evidenced by a nine percent period over period increase in our U.S. vehicle sales, which was primarily driven by a 14 percent increase in our U.S. retail sales for the year ended December 31, 2013 as compared to the same period in 2012. Our U.S. market share increased by 20 basis points to 11.4 percent for the year ended December 31, 2013 as compared to the same period in 2012.
Approximately $1,400 million of the increase in revenues was attributable to favorable vehicle mix as there was a higher percentage growth in truck and certain SUV shipments as compared to minivan and passenger car shipments. In addition, revenues increased by approximately $1,200 million as a result of favorable net pricing from vehicle content enhancements in our 2014 model year vehicles as compared to prior model years. Further, approximately $900 million of the increase in revenues was due to a favorable shift in market mix to greater retail shipments as a percentage of total shipments, which is consistent with our continuing strategy to grow our U.S. retail market share while maintaining stable fleet shipments. For additional information regarding retail and fleet shipments, refer to —Worldwide Factory Shipments, above.
During the first quarter of 2013, we recognized a $78 million foreign currency translation loss as a reduction to revenues as a result of the February 2013 devaluation of the VEF relative to the USD from 4.30 VEF per USD to 6.30 VEF per USD. Subsequent to the devaluation, certain monetary liabilities, which had been submitted to the CADIVI, for payment approval through the ordinary course of business prior to the devaluation date, were approved to be paid at an exchange rate of 4.30 VEF per USD. As a result, during the year ended December 31, 2013, we recognized $22 million of foreign currency transaction gains in revenues due to these monetary liabilities being previously remeasured at 6.30 VEF per USD at the devaluation date. Refer to Item 7A. —Quantitative and Qualitative Disclosures about Market Risk, for additional information regarding Venezuela currency regulations and devaluation.
Cost of Sales

	Years Ended December 31,						Increase (Decrease)
	2014	Percentage of Revenues	2013	Percentage of Revenues	2012	Percentage of Revenues	2014 vs. 2013		2013 vs. 2012
	(in millions of dollars)
Cost of sales	$71,942	86.6%	$61,398	85.1%	$55,350	84.1%	$10,544	17.2%	$6,048	10.9%
Gross margin	11,115	13.4%	10,746	14.9%	10,434	15.9%	369	3.4%	312	3.0%
We procure a variety of raw materials, parts, supplies, utilities, transportation and other services from numerous suppliers to manufacture our vehicles, parts and accessories, primarily on a purchase order basis. The raw materials we use typically consist of steel, aluminum, resin, copper, lead and precious metals including platinum, palladium and rhodium. The cost of materials and components makes up the majority of our cost of sales, which was approximately 76 percent for the years ended December 31, 2014, 2013 and 2012. The remaining costs primarily include labor costs, consisting of direct and indirect wages and fringe benefits, as well as depreciation and amortization costs. Cost of sales also includes warranty and product-related costs, as well as depreciation expense related to our GDP vehicles. Fluctuations in costs of sales are primarily driven by the number of vehicles that we produce and sell.
2014 Compared to 2013. Cost of sales for the year ended December 31, 2014 increased $10,544 million compared to the same period in 2013, approximately $6,100 million of which was attributable to an increase in our net worldwide shipments. In addition, approximately $2,200 million of the increase was due to changes in our vehicle and market mix which included a higher percentage growth in certain SUV shipments as compared to passenger car shipments, along with more retail shipments relative to fleet shipments. See —Revenues, Net, above for additional discussion. During the year ended December 31, 2014, higher base material costs associated with vehicle components and content enhancements, and other costs net of purchasing efficiencies, contributed to an increase in our cost of sales of approximately $1,100 million over the same period last year. In addition, we incurred approximately $200 million of higher depreciation and amortization expense which included our capital investments associated with our recent product launches. During the year ended December 31, 2014, we experienced an increase in the number of approved recall campaigns. As a result, we incurred an increase to our pre-existing warranty expense of approximately $500 million over the same period in 2013, which included the effects of recently approved recall campaigns. During the year ended December 31, 2013, we recorded a $151 million charge related to our voluntary safety recall for the 1993-1998 Jeep Grand Cherokee and 2002-2007 Jeep Liberty, as well as our customer satisfaction action for the 1999-2004 Jeep Grand Cherokee.
Gross margin for the year ended December 31, 2014 increased $369 million, or 3.4 percent, on an absolute basis, as compared to the same period in 2013. Gross margin increased by approximately $1,700 million related to increases in our net worldwide factory shipments and by approximately $100 million related to a shift in vehicle and market mix. Also, $400 million of the increase in revenues was attributable to favorable pricing and pricing for enhanced content, partially offset by incentive spending on certain vehicles in our portfolio. Partially offsetting these increases, gross margin was reduced by approximately $1,100 million due to higher base material costs associated with vehicle components and content enhancements, and other costs net of purchasing efficiencies. In addition, our gross margin was reduced by approximately $200 million of higher depreciation and amortization, and by an increase of approximately $500 million over the same period last year to our pre-existing warranty costs, which included the effects of recently approved recall campaigns.

2013 Compared to 2012. Cost of sales for the year ended December 31, 2013 increased $6,048 million as compared to the same period in 2012, approximately $2,200 million of which was attributable to an increase in our net worldwide factory shipments. In addition, approximately $1,400 million was attributable to a higher percentage of growth in truck and certain SUV shipments as compared to minivan and passenger car shipments. Further, approximately $1,200 million of the increase was due to higher base material costs associated with vehicle components and enhancements. In addition, we incurred approximately $200 million of higher depreciation and amortization expense primarily related to capital investments associated with our product launches. There was also an increase of $200 million in other costs associated with expanding our manufacturing capacity, which includes costs for additional shifts and/or crews at certain facilities in order to meet increased production requirements to support consumer demand. In addition, approximately $500 million of the increase was attributable to a shift in market mix to greater retail shipments as a percentage of total shipments, as our retail customers tend to purchase vehicles with more optional features. See —Revenues, Net, above, for additional discussion.
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
Gross margin for the year ended December 31, 2013 increased $312 million, or three percent, on an absolute basis, as compared to the same period in 2012. Overall, the increase in gross margin is attributable to favorable net pricing of approximately $1,200 million. In addition, there was an increase in our net worldwide factory shipments which contributed approximately $600 million to our increased gross margin. Further, the favorable shift in market mix contributed to an increase in our gross margin of approximately $400 million. These increases were partially offset by approximately $1,200 million of higher base material costs associated with vehicle components and enhancements. In addition, we incurred approximately $200 million of higher depreciation and amortization expense primarily related to capital investments associated with our product launches. There was also an increase of $200 million in other costs associated with expanding our manufacturing capacity, which includes costs for additional shifts and/or crews at certain facilities in order to meet increased production requirements to support consumer demand. The reduction in gross margin also included the $151 million charge recognized during 2013 for the above-mentioned voluntary safety recall and customer satisfaction action. In addition, gross margin was lower in 2013 due to the $76 million of insurance recoveries recognized in 2012 as discussed above.
Selling, Administrative and Other Expenses

	Years Ended December 31,						Increase (Decrease)
	2014	Percentage of Revenues	2013	Percentage of Revenues	2012	Percentage of Revenues	2014 vs. 2013		2013 vs. 2012
	(in millions of dollars)
Selling, administrative and other expenses	$5,974	7.2%	$5,218	7.2%	$5,179	7.9%	$756	14.5%	$39	0.8%
Selling, administrative and other expenses include advertising, personnel, warehousing and other costs. Selling, administrative and other expenses for the year ended December 31, 2014 included an infrequent charge of $672 million, which reflected the costs associated with the January 2014 MOU, to supplement the existing collective bargaining agreement with the UAW, in exchange for the UAW’s specific commitment to our continued roll-out of our WCM programs and long-term business plan.
For the year ended December 31, 2014, advertising expenses accounted for approximately 60 percent of the selling, administrative and other expenses excluding the infrequent MOU charge. During the years ended December 31, 2013 and 2012, advertising expenses accounted for approximately 53 percent of selling, administrative and other expenses.
Advertising expenses consist primarily of national and regional media campaigns, as well as marketing support in the form of trade and auto shows, events and sponsorships. Typically, we incur greater advertising costs in the initial months that new or significantly refreshed vehicles become available at dealerships.
2014 Compared to 2013. For the year ended December 31, 2014, excluding the infrequent MOU charge, selling, administrative and other expenses remained relatively consistent as compared to the same period in 2013. In 2014, our advertising expenses supported the vehicle launch for the all-new 2015 Chrysler 200, and we continued our advertising spending for the all-new

2014 Jeep Cherokee to build upon the success of the vehicle, along with continued marketing support in international markets. In 2013, we launched the significantly refreshed 2014 Jeep Grand Cherokee, the all-new 2014 Jeep Cherokee and the all-new Fiat 500L. During the year ended December 31, 2014, the increases in advertising expense were partially offset by a $21 million reduction of expense related to share-based compensation. Refer to Note 17, Share-Based Compensation, for additional information.
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
Research and Development Expenses, Net

	Years Ended December 31,						Increase (Decrease)
	2014	Percentage of Revenues	2013	Percentage of Revenues	2012	Percentage of Revenues	2014 vs. 2013		2013 vs. 2012
	(in millions of dollars)
Research and development expenses, net	$2,290	2.8%	$2,320	3.2%	$2,324	3.5%	$(30)	(1.3)%	$(4)	(0.2)%
We conduct research and development for new and existing vehicles and technologies to improve performance, safety, fuel efficiency, reliability, comfort and convenience and consumer perception of our vehicles. Research and development expenses consist primarily of material costs and personnel related expenses that support development of new and existing vehicles and powertrain technologies, including the building of three-dimensional models, virtual simulations, prototype building and testing (including with respect to the integration of safety and powertrain technologies) and assembly of pre-production pilot models. Additionally, research and development activities focus on improved fuel efficiency and reduced emissions. We share access to certain platforms, vehicles, products and technologies with FCA. Likewise, costs are shared with FCA related to joint engineering and development activities and we reimburse each other based upon costs agreed to under our cost sharing arrangements. Our research and development expenses for the years ended December 31, 2014, 2013 and 2012 are net of reimbursements of $69 million, $33 million and $51 million respectively.
2014 Compared to 2013. Research and development expenses remained relatively consistent year over year. For the year ended December 31, 2014, spending related primarily to direct and indirect materials focused on our continued investments in mid-cycle and new program actions, principally the 2015 Jeep Renegade. Spending in 2014 related to personnel expenses was consistent with our continued investment to support development of new and existing powertrain technologies. In 2014, spending also continued for our joint development programs with FCA primarily related to front-wheel drive and rear-wheel drive architecture and future B- segment vehicles. For the year ended December 31, 2013, spending related primarily to mid-cycle and new program actions, principally the Ram truck lineup, 2014 Jeep Cherokee, and the all-new 2015 Chrysler 200, as well as joint development programs with FCA primarily related to future small, or B- segment vehicles.
2013 Compared to 2012. Research and development expenses remained relatively consistent year over year. For the year ended December 31, 2013, spending related primarily to direct and indirect materials, and personnel expenses focused on mid-cycle and new program actions, principally the Ram truck lineup, along with the all-new 2014 Jeep Cherokee and the all-new 2015 Chrysler 200. In 2013, spending also continued for our joint development programs with FCA primarily related to future B-segment vehicles. For the year ended December 31, 2012, spending related primarily to mid-cycle actions, principally the Ram truck lineup, Jeep Grand Cherokee, Dodge Durango and the all-new 2014 Jeep Cherokee, as well as joint development programs with FCA primarily related to the compact U.S. wide, or CUSW, platform utilized for the Dodge Dart, which launched in the second quarter 2012.

Restructuring Expense (Income), Net

	Years Ended December 31,			Increase (Decrease)
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
	(in millions of dollars)
Restructuring expense (income), net	$11	$(14)	$(61)	$25	(178.6)%	$47	(77.0)%
2014. During 2014, we undertook a voluntary severance program in Venezuela to facilitate workforce reductions. As a result for the year ended December 31, 2014, we incurred approximately $17 million of restructuring expense associated with this program.
In connection with the master transaction agreement approved under section 363 of the U.S. Bankruptcy Code, we assumed certain liabilities related to specific restructuring actions commenced by Old Carco. We continue to monitor these previously established reserves for adequacy, taking into consideration the status of the restructuring actions and the estimated costs to complete the actions, and any necessary adjustments are recorded in the period the adjustment is determinable. During the year ended December 31, 2014, we made refinements to restructuring reserve estimates resulting in restructuring income of approximately $7 million. The refinements were due to decreases in the expected workforce reduction costs and legal claim reserves. Refer to Note 21, Restructuring Actions, for additional information.
2013. Restructuring income, net for the year ended December 31, 2013 was $14 million and includes refinements to existing reserve estimates primarily related to decreases in the expected workforce reduction costs and legal claim reserves.
2012. Restructuring income, net for the year ended December 31, 2012 was $61 million and includes refinements to existing reserve estimates of $62 million primarily related to decreases in the expected workforce reduction costs and legal claim reserves, as well as other transition costs related to the integration of the operations of our European distribution and dealer network into FCA's distribution organization. These refinements were partially offset by $1 million of charges primarily related to costs associated with employee relocations for previously announced restructuring initiatives.

Interest Expense

	Years Ended December 31,			Increase (Decrease)
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
	(in millions of dollars)
Interest expense	$842	$1,035	$1,094	$(193)	(18.6)%	$(59)	(5.4)%
Interest expense included the following:

	Years Ended December 31,			Increase (Decrease)
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
	(in millions of dollars)
Financial interest expense:
VEBA Trust Note	$44	$433	$440	$(389)	(89.8)%	$(7)	(1.6)%
2019 and 2021 Notes	462	260	260	202	77.7%	—	—%
Tranche B Term Loan due 2017	111	151	181	(40)	(26.5)%	(30)	(16.6)%
Tranche B Term Loan due 2018	52	—	—	52	NM	—	—%
Canadian Health Care Trust Notes	72	89	99	(17)	(19.1)%	(10)	(10.1)%
Mexican development banks credit facilities	45	54	58	(9)	(16.7)%	(4)	(6.9)%
Financial resources provided by Fiat	12	8	—	4	50.0%	8	NM
Other	49	49	53	—	—%	(4)	(7.5)%
Interest accretion (1)	48	117	119	(69)	(59.0)%	(2)	(1.7)%
Capitalized interest related to capital expenditures	(53)	(126)	(116)	73	(57.9)%	(10)	8.6%
Total	$842	$1,035	$1,094	$(193)	(18.6)%	$(59)	(5.4)%

(1)	Interest accretion is primarily related to debt discounts/premiums, debt issuance costs and fair value adjustments.
2014 Compared to 2013. The decrease in interest expense resulted primarily from the prepayment of the senior unsecured note issued June 10, 2009 to the VEBA Trust, that was funded with new debt issuances which have lower effective interest rates than the VEBA Trust Note, and the June 2013 amendment and restatement and the December 2013 re-pricing which lowered the effective interest rate of the $3.0 billion tranche B term loan. Refer to —Liquidity and Capital Resources —New Debt Issuances and Prepayment of the VEBA Trust Note for additional information regarding the VEBA Trust Note prepayment and new debt issuances, and to Liquidity and Capital Resources for further information regarding the June 21, 2013 amendment and restatement and the December 23, 2013 re-pricing of the $3.0 billion tranche B term loan. The decrease in capitalized interest was consistent with the reduction in the effective interest rate, and a lower average construction in progress balance during 2014 compared to 2013.
2013 Compared to 2012. The decrease in interest expense for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily due to lower effective interest rates resulting from the June 21, 2013 amendment and restatement of our credit agreement governing the $3.0 billion tranche B term loan and $1.3 billion revolving credit facility, or Original Senior Credit Agreement, which reduced the applicable interest rate spreads on the $3.0 billion tranche B term loan by 1.50 percent per annum and reduced the rate floors applicable to the $3.0 billion tranche B term loan by 0.25 percent per annum. Refer to —Liquidity and Capital Resources —Senior Credit Facilities and Secured Senior Notes and —Senior Credit Facilities, for additional information related to these transactions.

Loss on Extinguishment of Debt

	Years Ended December 31,			Increase (Decrease)
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
	(in millions of dollars)
Loss on extinguishment of debt	$504	$24	$—	$480	NM	$24	NM
2014. During the year ended December 31, 2014, in connection with the prepayment of the VEBA Trust Note in February 2014, we recorded a non-cash charge of $504 million, consisting primarily of the remaining unamortized debt discount. Refer to —Liquidity and Capital Resources —New Debt Issuances and Prepayment of the VEBA Trust Note, below, for additional information related to our new debt issuances and prepayment of the VEBA Trust Note.
2013. During the year ended December 31, 2013, in connection with the June 21, 2013 amendment and restatement of our Original Senior Credit Agreement and the December 23, 2013 re-pricing of our $3.0 billion tranche B term loan, we recognized a $24 million loss on extinguishment of debt. The loss included the write off of $13 million of unamortized debt discounts and $3 million of unamortized debt issuance costs associated with the $3.0 billion tranche B term loan and $1.3 billion revolving credit facility, as well as $8 million of call premium and other fees associated with the amendments. Refer to —Liquidity and Capital Resources —Senior Credit Facilities and Secured Senior Notes and —Senior Credit Facilities, below, for additional information related to our senior credit facilities.
2012. No loss on extinguishment of debt was recorded during the year ended December 31, 2012.
Income Tax Expense (Benefit)

	Years Ended December 31,			Increase (Decrease)
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
	(in millions of dollars)
Income tax expense (benefit)	$348	$(553)	$274	$901	162.9%	$(827)	(301.8)%
Our effective income tax rate differs from the expected federal statutory rate of 35 percent primarily because we are a limited liability company, or LLC, taxed as a partnership, and because of differences between foreign statutory tax rates and the U.S. federal statutory tax rate.
The primary difference in our income tax expense amounts for the periods presented is due to the release of a $962 million valuation allowance on net deferred tax assets resulting in a tax benefit for the 2013 year.
2014. Our effective income tax rate for the year ended December 31, 2014 was 22 percent, which is lower than the statutory rate primarily due to income generated by us and certain of our 100 percent owned U.S. subsidiaries that are not subject to income tax at the FCA US level. Income tax expense for the year ended December 31, 2014 was primarily driven by foreign statutory tax provisions as a result of our subsidiaries in foreign jurisdictions having taxable earnings.
2013. Our effective income tax rate for the year ended December 31, 2013 was (25) percent. While we had pretax income, we recognized a non-cash tax benefit of $962 million related to the release of valuation allowances on certain of our deferred tax assets.
2012. Our effective income tax rate for the year ended December 31, 2012 was 14 percent, which is lower than the statutory rate primarily due to income generated by us and certain of our 100 percent owned U.S. subsidiaries that are not subject to income tax at the Company level. Income tax expense for the year ended December 31, 2012 was primarily driven by foreign statutory tax provisions as a result of our subsidiaries in foreign jurisdictions having taxable earnings.

Non-Cash (Gains) Charges
The following summarizes our significant non-cash (gains) charges (in millions of dollars):

	Years Ended December 31,
	2014	2013	2012
Charge for the MOU with the UAW	$672	$—	$—
Loss on extinguishment of debt	504	24	—
Valuation allowances against deferred tax assets	75	(962)	(77)
Total Significant Non-Cash (Gains) Charges	$1,251	$(938)	$(77)
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
Liquidity needs are met primarily through cash generated from operations, including the sale of vehicles and service parts to dealers, distributors and other consumers worldwide. We also have access to an undrawn revolving credit facility detailed under the caption —Total Available Liquidity, below. In addition, long-term liquidity needs may involve some level of debt refinancing as outstanding debt becomes due or we are required to make amortization or other principal payments. Although we believe that our current level of total available liquidity is sufficient to meet our short-term and long-term liquidity requirements, we regularly evaluate opportunities to improve our liquidity position and increase our Net Industrial Cash over time in order to enhance our financial flexibility. Our calculation of Net Industrial Cash, as well as a detailed discussion of this measure, is included above in —Non-GAAP Financial Measures —Net Industrial Cash.
Any actual or perceived limitations of our liquidity, or the liquidity of FCA, may limit the ability or willingness of counterparties, including dealers, consumers, suppliers, lenders and financial service providers, to do business with us, or require us to restrict additional amounts of cash to provide collateral security for our obligations. Our liquidity levels are subject to a number of risks and uncertainties, including those described in Forward-Looking Statements, above, and in Item 1A. Risk Factors.
Total Available Liquidity
At December 31, 2014, our total available liquidity was $15.8 billion, including $1.3 billion available under our revolving credit facility that matures in May 2016, or the Revolving Facility. We may access these funds subject to the conditions of the senior credit agreement governing the Revolving Facility. The proceeds from the Revolving Facility may be used for general corporate and/or working capital purposes. The terms of our senior credit agreements governing our $3.25 billion tranche B term loan, our revolving credit facility and our $1.75 billion tranche B term loan, or Senior Credit Agreements, require us to maintain a minimum liquidity of $3.0 billion inclusive of any amounts undrawn on our Revolving Facility. Total available liquidity includes cash and cash equivalents, which are subject to intra-month, foreign currency exchange and seasonal fluctuations. Restricted cash is not included in our presentation of total available liquidity.

The following summarizes our total available liquidity (in millions of dollars):

	Years Ended December 31,
	2014	2013
Cash and cash equivalents (1)	$14,538	$13,344
Revolving Facility availability (2)	1,300	1,300
Total available liquidity (3)	$15,838	$14,644

(1)
The foreign subsidiaries for which we have elected to indefinitely reinvest earnings outside of the U.S. held $1.5 billion and $1.0 billion of Cash and cash equivalents as of December 31, 2014 and December 31, 2013, respectively. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these subsidiaries, as the earnings are indefinitely reinvested. However, if we determine in the future that it is necessary to repatriate these funds or we sell or liquidate any of these subsidiaries, we may be required either to pay taxes or make distributions to our members to pay taxes associated with the repatriation or the sale or liquidation of these subsidiaries. We may also be required to accrue and pay withholding taxes, depending on the foreign jurisdiction from which the funds are repatriated.

(2)
Subsequent to the February 7, 2014 debt issuances and subject to the limitations in the Senior Credit Agreements and the indenture governing the secured senior notes, we have the option to increase the amount of the Revolving Facility, in an aggregate principal amount not to exceed $700 million, subject to certain conditions. Refer to —New Debt Issuances and Prepayment of the VEBA Trust Note for additional information regarding the February 2014 debt issuances and additional information regarding the terms of those agreements.

(3)	On February 3, 2015, we made a $1,338 million special distribution payment to our member, FCA NA.
Refer to —Cash Flows, Year Ended December 31, 2014 compared to Year Ended December 31, 2013, for additional information regarding the increase of $1,194 million in cash and cash equivalents from December 31, 2013 to December 31, 2014.
Restricted Cash
Restricted cash, which includes cash equivalents, was $310 million as of December 31, 2014. Restricted cash included $221 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler AG and $89 million of collateral for other contractual agreements.
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

Cash Flows
Year Ended December 31, 2014 compared to Years Ended December 31, 2013 and 2012
Operating Activities —Year Ended December 31, 2014
For the year ended December 31, 2014, our net cash provided by operating activities was $6,355 million and was primarily the result of:

(i)
net income of $1,209 million, adjusted to add back $3,233 million of depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts) and the non-cash $504 million loss on extinguishment of debt associated with the prepayment of the VEBA Trust Note;

(ii)	a $1,077 million increase in trade liabilities, primarily due to increased production at the end of 2014 versus the end of 2013;

(iii)
an $885 million increase in accrued warranty costs, primarily due to a $496 million increase in our net adjustments to pre-existing warranties, which included the effects of recently approved recall campaigns;

(iv)	a $506 million obligation (including $9 million of interest accretion) associated with the MOU which we entered into with the UAW for its continued support of our WCM programs;

(v)	a $444 million increase in payables due to FCA primarily as a result of increased purchases of vehicles, parts and services from FCA relative to cash disbursements;

(vi)	a $296 million increase in accrued sales incentives, primarily due to an increase in retail incentives owed to our U.S. and international dealers due to an increase in dealer stock levels;

(vii)	a $197 million increase in accrued vehicle residual value guarantees, primarily due to an increase in the number of GDP in-service vehicles; and

(viii)
$133 million in foreign currency translation losses which were recognized as a result of the March and September 2014 remeasurements related to the devaluation of the Venezuelan currency, partially offset by $4 million of net transaction gains. Refer to Note 22, Venezuelan Currency Regulations and Devaluation, for further detail on both of these items.

These increases in our net cash provided by operating activities were partially offset by:

(i)	$452 million of pension and OPEB contributions;

(ii)	a $474 million increase in receivables due from FCA as a result of an increase in vehicles, parts and services sales to FCA relative to cash receipts;

(iii)	a $279 million increase in prepaid expense related to our share of joint vehicle programs with FCA;

(iv)	a $212 million increase in inventories, primarily due to an increase in overall North America production volumes in December 2014 versus December 2013;

(v)
a $205 million decrease in accrued interest, primarily due to our refinancing transaction in February 2014. Refer to —New Debt Issuances and Prepayment of the VEBA Trust Note, below, for additional information regarding the increase in our accrued interest for the year ended December 31, 2014; and

(vi)	a $128 million repayment of capitalized interest on the VEBA Trust Note.

Operating Activities —Year Ended December 31, 2013
For the year ended December 31, 2013, our net cash provided by operating activities was $5,536 million and was primarily the result of:

(i)
net income of $2,757 million, adjusted to add back $3,042 million for depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts), $281 million of non-cash pension and OPEB expense and the $24 million loss on extinguishment of debt associated with the amendments and re-pricing of the $3.0 billion tranche B term loan and $1.3 billion revolving credit facility, partially offset by $8 million of the call premium and other fees paid in connection with the transaction;

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

(v)
a $286 million increase in accrued product warranty costs, primarily related to the $151 million provision recognized during the second quarter of 2013 in connection with our voluntary safety recall for the 1993-1998 Jeep Grand Cherokee and 2002-2007 Jeep Liberty, as well as our customer satisfaction action for the 1999-2004 Jeep Grand Cherokee; and

(vi)
a $156 million increase in payables due to FCA as a result of increased purchases of vehicles, components, parts, tooling and equipment during 2013 as compared to 2012 as we continue to implement our distribution strategy with FCA.

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

(iii)	$756 million of pension and OPEB contributions;

(iv)	a $228 million increase in receivables due from FCA as a result of an increase in vehicle shipments, parts sales and services provided to FCA during 2013 as compared to 2012;

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

(iv)
a $478 million decrease in receivables due from FCA as a result of greater sales to FCA during the fourth quarter of 2011 versus the fourth quarter of 2012, primarily due to reduced consumer demand as a result of the continuing economic weakness in several European countries; and

(v)
a $184 million increase in payables due to FCA as a result of increased purchases of vehicles, parts and services during late 2012 as compared to late 2011, as a result of us becoming the primary distributor for FCA vehicles in certain countries.

These increases in our net cash provided by operating activities were partially offset by:

(i)
a $630 million increase in inventory, primarily due to increased finished vehicle levels at December 31, 2012 versus December 31, 2011. These increases were primarily driven by an increase in our international vehicle inventory levels in order to support consumer demand for both our and FCA's vehicles. In 2012, we began distributing FCA vehicles through more of our international distribution centers;

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

Investing Activities —Year Ended December 31, 2014
For the year ended December 31, 2014, our net cash used in investing activities was $3,018 million and was primarily the result of:

(i)	$3,006 million of capital expenditures to support our investments in existing and future products; and

(ii)
$41 million elimination of cash balance resulting from the sale of Chrysler Group do Brasil Comercio de Veiculos Ltda., or Chrysler do Brazil, to FCA. Refer to Note 19, Other Transactions with Related Parties, for further detail.

These cash outflows were partially offset by:

(i)	a $23 million decrease in Restricted cash, consistent with the terms of certain commercial agreements;

(ii)	$22 million received resulting from the completed sale of Chrysler do Brazil, to FCA. Refer to Note 19, Other Transactions with Related Parties, for further detail; and

(ii)	$19 million of proceeds from disposals of property, plant and equipment, primarily related to the sale of properties within the U.S.
Investing Activities —Year Ended December 31, 2013
For the year ended December 31, 2013, our net cash used in investing activities was $3,413 million and was primarily the result of:

(i)	$3,434 million of capital expenditures to support our investments in existing and future products.
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
Financing Activities —Year Ended December 31, 2014
For the year ended December 31, 2014, our net cash used in financing activities was $1,891 million and was primarily the result of:

(i)	$1,970 million of distributions to members, comprised of a $1,900 million special distribution to members and $70 million for state tax withholding obligations and other taxes; and

(ii)
$250 million of debt repayments, including $77 million related to the Canadian HCT notes, $33 million related to the $3.25 billion tranche B term loan maturing May 24, 2017, or Tranche B Term Loan due 2017, $29 million related to the Mexican development banks credit facility, $13 million related to the $1.75 billion tranche B term loan maturing December 31, 2018, or Tranche B Term Loan due 2018, and $98 million related to capital leases and other financial obligations.

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
Financing Activities —Year Ended December 31, 2013
For the year ended December 31, 2013, our net cash used in financing activities was $302 million and was primarily the result of:

(i)
$248 million of debt repayments including $55 million related to the Auburn Hills headquarters loan, $45 million related to the Canadian HCT tranche A note, $31 million related to the Mexican development banks credit facility, $30 million related to the $3.0 billion tranche B term loan, and $87 million related to other financial obligations and capital leases; and

(ii)
$30 million of debt issuance costs related to the June 2013 amendment and re-pricing of the $3.0 billion tranche B term loan and $1.3 billion revolving credit facility and the December 2013 re-pricing of the $3.0 billion tranche B term loan. In connection with these transactions, we repaid $790 million of the outstanding principal balance of the $3.0 billion tranche B term loan to lenders who either partially or fully reduced their holdings. The outstanding principal balance on the $3.0 billion tranche B term loan did not change, as new and continuing lenders acquired the $790 million. Refer to —Senior Credit Facilities and Secured Senior Notes and —Senior Credit Facilities, below, for additional information regarding this transaction.

Financing Activities —Year Ended December 31, 2012
For the year ended December 31, 2012, our net cash used in financing activities was $251 million and was primarily the result of:

(i)
$204 million of debt repayments, including $50 million related to the Auburn Hills headquarters loan, $30 million related to the $3.0 billion tranche B term loan, $25 million related to the Canadian HCT tranche D note, $15 million related to the Mexican development banks credit facility and $84 million related to capital leases and other financial obligations; and

(ii)
$41 million of repayments of our Gold Key Lease financing obligations, which included the final repayment of the outstanding asset-backed note payable in June 2012. Gold Key Lease program proceeds used to fund these payments are included in operating and investing activities.

Net Industrial Cash
Our calculation of Net Industrial Cash, as well as a detailed discussion of this measure, is included above in —Non-GAAP Financial Measures —Net Industrial Cash.
Our Net Industrial Cash increased by $716 million from $1,043 million at December 31, 2013 to $1,759 million at December 31, 2014, primarily due to a $1,194 million increase in cash and cash equivalents. Refer to —Cash Flows, above, for additional information regarding the increase in our cash and cash equivalents for the year ended December 31, 2014. During 2014, our financial liabilities increased by $478 million, primarily due to our refinancing transaction in February 2014. Refer to —Cash Flows, above, for additional information regarding the increase in our financial liabilities for the year ended December 31, 2014.
Free Cash Flow
Our calculation of Free Cash Flow, as well as a detailed discussion of this measure, are included above in —Non-GAAP Financial Measures —Free Cash Flow.
Free Cash Flow for the years ended December 31, 2014, 2013 and 2012 totaled $3,337 million, $2,123 million and $2,221 million, respectively.
The increase in Free Cash Flow from 2013 to 2014 was primarily due to:

(i)
an $819 million increase in our cash generated from operations. Refer to —Cash Flows, Year Ended December 31, 2014 compared to Year Ended December 31, 2013, above, for additional information regarding the change in our cash generated from operations; and

(ii)	a $428 million decrease in our capital expenditures.
The decrease in Free Cash Flow from 2012 to 2013 was primarily due to:

(i)	a $285 million decrease in our cash generated from operations. Refer to —Cash Flows above, for additional information regarding the change in cash generated from operations;

(ii)	an $81 million decrease in proceeds from disposals of equipment and other assets on operating leases, primarily related to the wind down of our Gold Key Lease portfolio; and

(iii)
a $52 million reduction in our change in restricted cash. The $38 million reduction in restricted cash during 2013 as well as the $90 million reduction in restricted cash during 2012 were primarily driven by reduced collateral requirements for foreign currency exchange and commodity hedge contracts as a result of positive mark-to-market adjustments as well as other contractual agreements.

These unfavorable cash flows were partially offset by:

(i)
a $199 million decrease in our capital expenditures, primarily due to the timing of payments in 2013 and increased spending in 2012 associated with investments to enhance our current and future product portfolio; and

(ii)	a $95 million decrease in purchases of equipment and other assets on operating leases.

New Debt Issuances and Prepayment of the VEBA Trust Note
On February 7, 2014, we and certain of our U.S. subsidiaries as guarantors entered into the following transactions to facilitate the prepayment of the senior unsecured note issued June 10, 2009 to the VEBA Trust, with an original face amount of $4,587 million, or VEBA Trust Note:

•
New Senior Credit Facilities - a $250 million additional term loan under the existing tranche B term loan facility, which matures on May 24, 2017 (we collectively refer to the $250 million additional tranche B term loan and the $3.0 billion tranche B term loan, which was fully drawn on May 24, 2011, as the Tranche B Term Loan due 2017), and a new $1,750 million tranche B term loan, or Tranche B Term Loan due 2018, issued under the term loan credit facility that matures on December 31, 2018, which we collectively refer to as the New Senior Credit Facilities;

•
Secured Senior Notes due 2019 - issuance of an additional $1,375 million aggregate principal amount of 8 percent secured senior notes, or Additional 2019 Notes, due June 15, 2019, at an issue price of 108.25 percent of the aggregate principal amount; and

•
Secured Senior Notes due 2021 - issuance of an additional $1,380 million aggregate principal amount of 8¼ percent secured senior notes, or Additional 2021 Notes, due June 15, 2021, at an issue price of 110.50 percent of the aggregate principal amount (together with the Additional 2019 Notes, the Additional Notes).

The proceeds of these transactions were used to prepay all amounts outstanding of approximately $5.0 billion under the VEBA Trust Note, which included a principal payment of $4,715 million and interest accrued through February 7, 2014. The $4,715 million principal payment consisted of $128 million of interest that was previously capitalized as additional debt with the remaining $4,587 million representing the original face value of the note. The payment of capitalized interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Consolidated Statements of Cash Flows for the year ended December 31, 2014.
In connection with the prepayment of the VEBA Trust Note, we recorded a non-cash charge of $504 million in the first quarter of 2014, consisting primarily of the remaining unamortized debt discount. The charge is included in Loss on extinguishment of debt in the accompanying Consolidated Statements of Income.

Senior Credit Facilities and Secured Senior Notes
On May 24, 2011, we and certain of our U.S. subsidiaries as guarantors entered into the following arrangements:

•
Original Senior Credit Facilities - a $3.0 billion tranche B term loan maturing on May 24, 2017, which was fully drawn on May 24, 2011 and a $1.3 billion revolving credit facility that matures on May 24, 2016, or Revolving Facility, and remains undrawn, which we collectively refer to as the Original Senior Credit Facilities;

•	Secured Senior Notes due 2019 - issuance of $1.5 billion of 8 percent secured senior notes due June 15, 2019, or Original 2019 Notes; and

•	Secured Senior Notes due 2021 - issuance of $1.7 billion of 8¼ percent secured senior notes due June 15, 2021, or Original 2021 Notes.
Senior Credit Facilities
The Original Senior Credit Facilities and the New Senior Credit Facilities, collectively the Senior Credit Facilities, are with a syndicate of private sector lenders.
We amended and restated our credit agreement dated as of May 24, 2011, or the Original Senior Credit Agreement, among us and the lenders party thereto. The amendments to the Original Senior Credit Agreement were given effect in the amended and restated credit agreement, dated as of June 21, 2013, or the Senior Credit Agreement. On December 23, 2013 we re-priced the $3.0 billion tranche B term loan maturing May 24, 2017 governed by the Senior Credit Agreement. On February 7, 2014, we issued the New Senior Credit Facilities, as described above.
The Original Senior Credit Agreement provided for a $3.0 billion tranche B term loan that was to mature on May 24, 2017, which was fully drawn on May 24, 2011 and a $1.3 billion revolving credit facility that was to mature on May 24, 2016, which was undrawn. The maturity dates did not change under the Senior Credit Agreement. On February 7, 2014, an additional $250 million was issued under the tranche B term loan maturing May 24, 2017. The Revolving Facility may be borrowed and repaid from time to time until the maturity date and remains undrawn as of December 31, 2014.
The amendment in June 2013 reduced the applicable interest rate spreads on the Original Senior Credit Facilities by 1.50 percent per annum and reduced the rate floors applicable to the $3.0 billion tranche B term loan by 0.25 percent per annum. As a result, all amounts outstanding under the Revolving Facility will bear interest, at our option, either at a base rate plus 2.25 percent per annum or at LIBOR plus 3.25 percent per annum. The subsequent re-pricing in December 2013 further reduced the applicable interest rate spreads and interest rate floors applicable to the $3.0 billion tranche B term loan by an additional 0.50 percent and 0.25 percent, respectively, per annum. All amounts outstanding under the Tranche B Term Loan due 2017 will bear interest, at our option, either at a base rate plus 1.75 percent per annum or at LIBOR plus 2.75 percent per annum, subject to a base rate floor of 1.75 percent per annum or a LIBOR floor of 0.75 percent per annum, respectively. We currently accrue interest based on LIBOR.
In addition, the amendment in June 2013 reduced the commitment fee payable on the Revolving Facility to 0.50 percent per annum, which was reduced to 0.375 percent per annum during 2014 after we achieved a specified consolidated leverage ratio, of the daily average undrawn portion of the Revolving Facility. The commitment fee remains payable quarterly in arrears.
Certain negative covenants in the Original Senior Credit Agreement were also amended, including limitations on incurrence of indebtedness and certain limitations on restricted payments, which include dividends. Under the Senior Credit Agreement, the restricted payment capacity was increased to an amount not to exceed 50 percent of our cumulative consolidated net income, as defined in the Senior Credit Agreement, since January 1, 2012.
In connection with the June 21, 2013 amendment and December 23, 2013 re-pricing, lenders party to the $3.0 billion tranche B term loan that held $790 million of the outstanding principal balance either partially or fully reduced their holdings. These reductions were accounted for as debt extinguishments. The remaining holdings were analyzed on a lender-by-lender basis and accounted for as debt modifications. The outstanding principal balance on the $3.0 billion tranche B term loan did not change, as new and continuing lenders acquired the $790 million.
We paid $38 million related to the call premium and other fees to re-price and amend the Original Senior Credit Agreement and to re-price the $3.0 billion tranche B term loan, of which $30 million was deferred and will be amortized over the remaining terms of the Original Senior Credit Facilities. We recognized a $24 million loss on extinguishment of debt, which included the write off of $13 million of unamortized debt discounts and $3 million of unamortized debt issuance costs associated with the Original Senior Credit Facilities, as well as $8 million of the call premium and fees noted above.
The outstanding principal amount of the Tranche B Term Loan due 2017 is payable in equal quarterly installments of $8.1 million, with the remaining balance due at maturity. No scheduled principal payments are required on amounts drawn on the Revolving Facility until the maturity date of the facility.
The outstanding principal amount of the Tranche B Term Loan due 2018 is payable in equal quarterly installments of $4.4 million, commencing on June 30, 2014 with the remaining balance due at maturity. The Tranche B Term Loan due 2018 bears interest, at our option, either at a base rate plus 1.50 percent per annum or at LIBOR plus 2.50 percent per annum, subject to a base rate floor of 1.75 percent per annum or a LIBOR floor of 0.75 percent per annum, respectively.
As of December 31, 2014, we may prepay, refinance or re-price the Tranche B Term Loan due 2017 and the Tranche B Term Loan due 2018 without premium or penalty.
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
The Senior Credit Facilities are secured by a senior priority security interest in substantially all of our assets and the assets of our U.S. subsidiary guarantors, subject to certain exceptions. The collateral includes 100 percent of the equity interests in our domestic subsidiaries and 65 percent of the equity interests in certain foreign subsidiaries held directly by us and our U.S. subsidiary guarantors.
The senior credit agreements governing the Senior Credit Facilities include a number of affirmative covenants, many of which are customary, including, but not limited to, the reporting of financial results and other developments, compliance with laws, payment of taxes, maintenance of insurance and similar requirements. The senior credit agreements also contain several negative covenants, including but not limited to, (i) limitations on incurrence, repayment and prepayment of indebtedness; (ii) limitations on incurrence of liens; (iii) limitations on making restricted payments, including a limit on declaring dividends or making distributions to our members; (iv) limitations on transactions with affiliates, swap agreements and sale and leaseback transactions; (v) limitations on fundamental changes, including certain asset sales and (vi) restrictions on certain subsidiary distributions. In addition, the senior credit agreements require us to maintain a minimum ratio of borrowing base to covered debt, as well as a minimum liquidity of $3.0 billion, which includes any undrawn amounts on the Revolving Facility.
The senior credit agreements governing the Senior Credit Facilities contain a number of events of default related to, (i) failure to make payments when due; (ii) failure to comply with covenants; (iii) breaches of representations and warranties; (iv) certain changes of control; (v) cross-default with certain other debt and hedging agreements and (vi) the failure to pay or post bond for certain material judgments. As of December 31, 2014 we were in compliance with all covenants under the senior credit agreements.
Subsequent to the new debt issuances in 2014, and subject to the limitations in the senior credit agreements governing the Senior Credit Facilities and the indenture governing our secured senior notes, as described below, we have the option to increase the amount of the Revolving Facility in an aggregate principal amount not to exceed $700 million, subject to certain conditions.
Secured Senior Notes
We entered into an indenture with FCA Co-Issuer Inc., formerly known as CG Co-Issuer Inc., or FCA Co-Issuer, our 100 percent owned special purpose finance subsidiary, certain of our 100 percent owned U.S. subsidiaries, and Wilmington Trust FSB, as trustee and Citibank, N.A. as collateral agent, paying agent, registrar and authenticating agent, pursuant to which we issued the Original 2019 Notes and the Original 2021 Notes, collectively referred to as the Original Notes. The Original Notes were issued at par and were sold in a private placement to (i) qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended, or the Securities Act and (ii) outside the United States to persons who are not U.S. persons (as defined in Rule 902 of Regulation S under the Securities Act) in compliance with Regulation S under the Securities Act.

In connection with the offering of the Original Notes, we entered into a registration rights agreement with the initial purchasers of the Original Notes. Under the terms of the registration rights agreement, we agreed to register notes having substantially identical terms as the Original Notes with the Securities and Exchange Commission, or the SEC, as part of an offer to exchange freely tradable exchange notes for the Original Notes. On December 29, 2011, and subject to the terms and conditions set forth in our prospectus, we commenced an offer to exchange our new freely tradable 8 percent secured senior notes due 2019 for the outstanding Original 2019 Notes and our new freely tradable 8¼ percent secured senior notes due 2021 for the outstanding Original 2021 Notes.
On February 1, 2012, our offers to exchange the Original 2019 Notes and Original 2021 Notes expired. Substantially all of the Original Notes were tendered for freely tradable notes. The holders of the notes received an equal principal amount of freely tradable 8 percent secured senior notes due 2019 for the Original 2019 Notes and an equal principal amount of freely tradable 8¼ percent secured senior notes due 2021 for the Original 2021 Notes. The form and terms of the freely tradable notes are identical in all material respects to the Original Notes, except that the freely tradable notes do not contain restrictions on transfer.
On February 7, 2014, we issued the Additional Notes, and in connection with such issuance, we entered into a registration rights agreement with the initial purchasers of the Additional Notes. Under the terms of the registration rights agreement, we agreed to register notes having substantially identical terms as the respective Additional Notes with the SEC as part of an offer to exchange freely tradable notes for the Additional Notes. On April 7, 2014 and subject to the terms and conditions set forth in the Additional Notes prospectus, we commenced an offer to exchange the freely tradable 8 percent secured senior notes due 2019 for the outstanding Additional 2019 Notes and the freely tradable 8¼ percent secured senior notes due 2021 for the outstanding Additional 2021 Notes. Each of the freely tradable 2019 notes and 2021 notes are identical in all material respects to our existing notes. The freely tradable 8 percent secured senior notes due 2019 and 8¼ percent secured senior notes due 2021 issued in 2011 and 2014 are referred to as the 2019 Notes and 2021 Notes, respectively. The 2019 Notes and 2021 Notes are collectively referred to as the Notes.
On May 5, 2014, our offers to exchange the Additional Notes expired. Substantially all of the Additional Notes were tendered for Notes. The holders of the Additional Notes who tendered their notes received an equal principal amount of 2019 Notes for the Additional 2019 Notes and an equal principal amount of 2021 Notes for the Additional 2021 Notes. The form and terms of the 2019 Notes and 2021 Notes are identical in all material respects to the Additional Notes, except that the 2019 Notes and 2021 Notes do not contain restrictions on transfer.
Interest on each series of the secured senior notes is payable semi-annually, in June and December of each year, to the holders of record of such secured senior notes at the close of business on June 1 or December 1, respectively, preceding such interest payment date.
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
The secured senior notes are secured by a security interest that is junior to that of the Senior Credit Facilities in substantially all of our assets and the assets of our U.S. subsidiary guarantors, subject to certain exceptions. The collateral includes 100 percent of the equity interests in our domestic subsidiaries and 65 percent of the equity interests in certain foreign subsidiaries held directly by us and our U.S. subsidiary guarantors.

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
The indenture provides for customary events of default, including but not limited to, (i) nonpayment; (ii) breach of covenants in the indenture; (iii) payment defaults or acceleration of other indebtedness; (iv) a failure to pay certain judgments and (v) certain events of bankruptcy, insolvency and reorganization. If certain events of default occur and are continuing, the trustee or the holders of at least 25 percent in aggregate of the principal amount of the Notes outstanding under one of the series may declare all of the Notes of that series to be due and payable immediately, together with accrued interest, if any. As of December 31, 2014, we were in compliance with all covenants under the indenture.
During the year ended December 31, 2014, we made net interest payments of $452 million on the outstanding secured senior notes. The $452 million of net interest payments were composed of $426 million that is included as a component of Net Cash Provided by Operating Activities in the accompanying Consolidated Statements of Cash Flows for the year ended December 31, 2014, and $26 million related to the repayment of the debt issuance premium on the Additional Notes, which is included in Net Cash Used in Financing Activities in the accompanying Consolidated Statements of Cash Flows for the year ended December 31, 2014.
During each of the years ended December 31, 2013 and 2012, we made interest payments of $260 million on the outstanding Notes, which are included in Net Cash Provided by Operating Activities in the accompanying Consolidated Statements of Cash Flows.
Canadian Health Care Trust Notes
On December 31, 2010, FCA Canada Inc., formerly known as Chrysler Canada Inc., or FCA Canada, issued four unsecured promissory notes to an independent Canadian Health Care Trust in an initial aggregate face value of $976 million ($974 million Canadian dollar, or CAD, which we collectively refer to as the Canadian HCT Notes. These notes were issued as part of the settlement of its obligations with respect to retiree health care benefits for CAW (now part of Unifor) represented employees, retirees and dependents, which we refer to as the Canadian Health Care Trust Settlement Agreement. In addition, the Canadian HCT Notes had accrued interest from January 1, 2010 through December 31, 2010 of $80 million ($80 million CAD) and a $31 million ($31 million CAD) net premium.
The terms of each of the notes are substantially similar and provide that each note will rank pari passu with all existing and future unsecured and unsubordinated indebtedness for borrowed money of FCA Canada, and that FCA Canada will not incur indebtedness for borrowed money that is senior in any respect in right of payment to the notes.
Payments on the Canadian HCT Notes are due on June 30 of each year unless that day is not a business day in Canada, in which case payments are due on the next business day, or the Scheduled Payment Date. Interest is accrued at the stated rate of 9.0 percent per annum for the Canadian HCT tranche A and B notes. Accrued interest in excess of payments on the Canadian HCT tranche A and B notes is capitalized as additional debt on the Scheduled Payment Date. We are not required to make a payment on the Canadian HCT tranche C note until 2020. However, interest accrued at the stated rate of 7.5 percent per annum on the Canadian HCT tranche C note will be capitalized as additional debt on the Scheduled Payment Date through 2019. In July 2014, July 2013 and June 2012, $21 million, $25 million and $74 million, respectively, of interest accrued in excess of the scheduled payments was capitalized as additional debt.
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
In July 2013, we made a scheduled payment on the Canadian HCT Tranche B note of $66 million, which was composed of $44 million of interest accrued through the payment date and $22 million of interest that was previously capitalized as additional debt.
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
In 2012, we made payments of $44 million on the Canadian HCT Notes, which included principal and interest accrued through the payment dates. The Canadian HCT tranche D note was fully repaid in 2012.
The payments of capitalized interest are included as a component of Net Cash Provided by Operating Activities in the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013.
Mexico Development Banks Credit Facilities
In July 2010, FCA Mexico, S.A. de C.V., formerly known as Chrysler de Mexico, S.A. de C.V., or FCA Mexico, our principal operating subsidiary in Mexico, entered into a financing arrangement with certain Mexican development banks which provides for a 15 year amortizing term loan facility equal to the Mexican peso equivalent of $400 million. The facility was fully drawn during July 2010 and was funded in Mexican pesos. Any amounts repaid on the facility cannot be re-borrowed.
In December 2011, FCA Mexico entered into a financing arrangement with certain Mexican development banks which provides for a ten year amortizing term loan facility of 3.0 billion Mexican pesos. The facility was fully drawn during December 2011 and was funded in Mexican pesos. Principal payments on the loan are not required until 2016, and any amounts repaid cannot be re-borrowed.
The terms of these loans are similar. FCA Mexico placed certain of its assets in special purpose trusts to secure repayment of the loans, including certain receivables and property, plant and equipment. As of December 31, 2014 and 2013, FCA Mexico had $44 million and $56 million, respectively, of cash on deposit with the trusts, which is included in Prepaid expenses and other assets in the accompanying Consolidated Balance Sheets. The loans require compliance with certain covenants, including, but not limited to, limitations on liens, incurrence of debt and asset sales. As of December 31, 2014, we were in compliance with all covenants under the facilities.
VEBA Trust Note
On June 10, 2009, and in accordance with the terms of a settlement agreement between us and the UAW, we issued a senior unsecured note with a face value of $4,587 million to the VEBA Trust. The VEBA Trust Note had an implied interest rate of 9.0 percent per annum and required annual payments of principal and interest on July 15. Scheduled VEBA Trust Note payments through 2012 did not fully satisfy the interest accrued at the implied rate of 9.0 percent per annum. In accordance with the agreement, the difference between a scheduled payment and the accrued interest through June 30 of the payment year was capitalized as additional debt on an annual basis. In July 2013, we made a scheduled payment of $600 million, which was composed of $441 million of interest accrued through the payment date and $159 million of interest that was previously capitalized as additional debt. In July 2012, we made a scheduled payment of $400 million on the VEBA Trust Note and $38 million of accrued interest was capitalized as additional debt.
The payment of capitalized interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Consolidated Statements of Cash Flows.
As discussed above, the VEBA Trust Note was prepaid on February 7, 2014.

Gold Key Lease
We previously used special purpose entities to securitize future lease payments and vehicle residual values for the portfolio of vehicles under our Gold Key Lease financing program. We were the sole beneficiary of the consolidated assets from these variable interest entities, or VIEs, and accordingly, we were considered to be the primary beneficiary. FCA Canada maintained our Gold Key Lease vehicle lease portfolio. The related vehicles were leased to Canadian consumers and were financed by asset-backed securitization facilities, as well as a 5.0 billion CAD secured revolving credit facility. In June 2012, we repaid the remaining outstanding balance of the asset-backed note payable. These obligations were primarily repaid out of collections from the operating leases and proceeds from the sales of the related vehicles. The Gold Key Lease program has wound down and the associated secured revolving credit facility was terminated effective October 10, 2014. No vehicles were added to the portfolio during the years ended December 31, 2014, 2013 or 2012.
Amounts Available for Borrowing under Credit Facilities
As of December 31, 2014, our $1.3 billion revolving credit facility remains undrawn and the Tranche B Term Loan due 2017, the Tranche B Term Loan due 2018 and the Mexican development banks credit facilities remain fully drawn.
Capital Structure
In connection with FCA's capital planning to support its 2014-2018 business plan, FCA has announced its intention to eliminate any contractual terms limiting the free flow of capital among FCA and its consolidated subsidiaries. As a result, we expect to redeem our 2019 Notes and 2021 Notes no later than at the respective initial optional redemption dates of June 2015 and June 2016, respectively. FCA also announced that it expects to refinance the Company's term loans and revolving credit facility at or before this time.
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
Defined Benefit Pension Plans and OPEB Plans —Contributions and Funded Status
Contributions and Payments. Our funding policy for defined benefit pension plans is to contribute at least the minimum amounts required by applicable laws and regulations. Occasionally, additional discretionary contributions in excess of those legally required are made to achieve certain desired funding levels. In the U.S. and Canada, these excess amounts are tracked, and the resulting credit balance can be used to satisfy minimum funding requirements in future years. As of December 31, 2014, the combined credit balances for our U.S. and Canadian qualified pension plans is approximately $2.6 billion. While the usage of credit balances to satisfy minimum funding requirements is subject to our plans maintaining certain funding levels, we expect to utilize a combination of credit balances and voluntary contributions in 2015 in order to avoid significant increases in future cash contribution levels.
The following summarizes employer contributions made to our defined benefit pension plans or direct benefit payments to plan participants (in millions of dollars):

	Years Ended December 31,
	2014	2013	2012
Total employer contributions	$278	$584	$254

Employer contributions to our U.S. funded pension plans are expected to be $235 million in 2015, of which of $227 million are discretionary contributions and $8 million are mandatory contributions to satisfy minimum funding requirements; employer contributions to our Canadian funded pension plans are expected to be $83 million, of which $5 million are discretionary contributions and $78 million are mandatory contributions to satisfy minimum funding requirements. Employer contributions to our unfunded pension and OPEB plans in 2015 are expected to be $26 million and $167 million, respectively, which represent the gross expected benefit payments to participants.
Effective January 1, 2015, the Company implemented an Employee Group Waiver Plan, or EGWP, to manage its prescription drug benefits for certain retiree groups. Benefits provided to retirees under the EGWP remain substantially the same as they had been previously, but we expect the overall annual expense of providing prescription benefits to decrease.
The following summarizes net benefit payments expected to be paid, based on the last remeasurement of all of our plans as of December 31, 2014 which reflects estimated future employee service (in millions of dollars):

	Pension Benefits	OPEB
2015	$2,116	$164
2016	2,075	165
2017	2,045	163
2018	2,020	161
2019	2,000	160
2020 – 2024	9,759	797
During the life of the plans, we intend to primarily utilize plan assets to fund benefit payments and minimize our cash contributions. OPEB payments are currently funded from our cash flows from operations.
Defined Benefit Pension Plans —Funded Status. The following summarizes the funded status of our pension plans (in millions of dollars):

	December 31,
	2014	2013
Benefit obligation	$32,261	$31,106
Fair value of plan assets	26,425	25,654
Funded status of plans	$(5,836)	$(5,452)
The change in funded status from December 31, 2013 to December 31, 2014 was primarily due to the impacts of changes in discount rates of $2,462 million and service and interest costs of $1,639 million, partially offset by returns on plan assets of $3,053 million, company contributions of $278 million and net actuarial gains of $350 million. The actuarial gains were primarily driven by changes in the retirement rate assumptions used for our U.S. benefit plan valuations that reflect an ongoing trend towards delayed retirement for all employees.
Defined Benefit Pension Plans —Obligation
During the second quarter of 2013, we amended our U.S. and Canadian salaried defined benefit pension plans. The U.S. plans were amended in order to comply with Internal Revenue Service, or IRS, regulations, cease the accrual of future benefits effective December 31, 2013, and enhance the retirement factors. The Canada amendment ceases the accrual of future benefits effective December 31, 2014, enhances the retirement factors and continues to consider future salary increases for the affected employees. The changes to the plans resulted in an interim remeasurement of the plans, as well as a curtailment gain and plan amendments. As a result, we recognized a $780 million net reduction to our pension obligation, a $9 million reduction to prepaid pensions and a corresponding $771 million increase in accumulated other comprehensive income. For the year ended December 31, 2014, there were no significant plan amendments or curtailments.

OPEB Plans —Funded Status
Our OPEB plans were underfunded by $2,802 million at December 31, 2014 and by $2,724 million at December 31, 2013. The change in funded status was primarily due to the impacts of changes in discount rates of $254 million and service and interest costs of $158 million, partially offset by changes in actuarial assumptions of $127 million and company contributions of $174 million made directly to pay benefits.
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
Under the financing arrangement, SCUSA has agreed to specific transition milestones for the initial year following launch. We have deemed SCUSA’s performance toward the milestones satisfactory and agreed that the SCUSA Agreement will have a ten year term commencing February 2013, subject to early termination in certain circumstances, including the failure by a party to comply with certain of its ongoing obligations under the SCUSA Agreement. In accordance with the terms of the agreement, SCUSA provided us an upfront, nonrefundable payment of $150 million in May 2013, which was recognized as Deferred revenue and is being amortized over ten years. As of December 31, 2014, $125 million remained in Deferred revenue in the accompanying Consolidated Balance Sheets.
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

Ally Repurchase Obligation
In April 2013, the Auto Finance Operating Agreement between the Company and Ally Financial Inc., or Ally, which we refer to as the Ally Agreement, was terminated. In accordance with the terms of the Ally Agreement, we were obligated for one year subsequent to the termination of the agreement to repurchase Ally-financed U.S. dealer inventory that was acquired on or before April 30, 2013 upon certain triggering events and with certain exceptions, in the event of an actual or constructive termination of a dealer’s franchise agreement, including in certain circumstances when Ally forecloses on all assets of a dealer securing financing provided by Ally. These obligations excluded vehicles that had been damaged or altered, that were missing equipment or that had excessive mileage or an original invoice date that was more than one year prior to the repurchase date. As of May 1, 2014, we were no longer obligated to repurchase dealer inventory that was acquired prior to April 30, 2013 that was financed by Ally.
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
As of December 31, 2014, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $313 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at December 31, 2014, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.
Off-Balance Sheet Arrangements
We have entered into various off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or liquidity. These include VIEs. For a discussion of our VIEs, refer to Note 4, Variable Interest Entities, of our accompanying audited consolidated financial statements.
Arrangements with Key Suppliers
From time to time, in the ordinary course of our business, we enter into various arrangements with third party key suppliers in order to establish strategic and technological advantages. A limited number of these arrangements contain unconditional purchase obligations to purchase a fixed or minimum quantity of goods and/or services with fixed and determinable price provisions. Purchases under our arrangements with third parties were $265 million, $222 million and $437 million for the years ended December 31, 2014, 2013 and 2012, respectively.
In addition, certain of the arrangements we have entered into with FCA contain unconditional purchase obligations to purchase a fixed or minimum quantity of goods and/or services with fixed and determinable price provisions. During the year ended December 31, 2014, we increased our purchase obligations with FCA. Purchases under our arrangements were $1,094 million, $372 million and $383 million for the years ended December 31, 2014, 2013 and 2012, respectively.
We also enter into similar arrangements containing unconditional purchase obligations to purchase a minimum quantity of goods for which pricing is variable, and therefore do not have fixed and determinable future payment streams. Under these arrangements we are obligated to make payments or receive reimbursements if our purchase volumes are outside a specified range of values. Purchases from third parties under these arrangements were $840 million, $412 million and $441 million for the years ended December 31, 2014, 2013 and 2012, respectively. We did not have any purchases from unconsolidated related companies under these arrangements.

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
The National Development and Reform Commission of the Government of the People’s Republic of China, or NDRC, initiated an investigation of Chrysler Group (China) Sales Limited, or CGCSL, a 100 percent owned subsidiary of the Company, relating to the Company’s compliance with the Chinese Anti-Monopoly Law, or AML. During the third quarter of 2014, the NDRC announced the imposition on CGCSL of a fine, which was paid, in the amount of 31.682 million renminbi (approximately $5.1 million) as a result of past practices or acts that were deemed to violate the AML.
Contractual Obligations
The following summarizes payments due under our significant contractual obligations and commitments as of December 31, 2014 (in millions of dollars):

	Payments Due by Period
	2015 (4)	2016-2017	2018-2019	2020 and thereafter	Total
Financial liabilities (1)	$242	$3,573	$4,795	$3,671	$12,281
Capital lease obligations (1)	75	149	141	60	425
Interest on long-term financial liabilities and capital lease obligations (2)	792	1,485	1,023	546	3,846
Operating lease commitments	148	242	153	161	704
Unconditional minimum purchase obligations	385	718	519	215	1,837
Pension contribution requirements (3)	86	—	—	—	86
Total	$1,728	$6,167	$6,631	$4,653	$19,179

(1)
Amounts are before any fair value adjustments, discounts, premiums and loan origination fees totaling $73 million. For additional information refer to Note 12, Financial Liabilities, of our accompanying audited consolidated financial statements.

(2)
Amounts include interest payments based on contractual terms and current interest rates on our debt and capital lease obligations. Interest payments based on variable rates included above were determined using the current interest rate in effect at December 31, 2014.

(3)
Pension contribution requirements are based on an estimate of our minimum funding requirements pursuant to the Employee Retirement Income Security Act, or ERISA, regulations. We expect required contributions to be approximately $86 million in 2015. We may elect to make contributions in excess of the minimum funding requirements in response to investment performance and changes in interest rates, to achieve funding levels required by our defined benefit plan arrangements, or when we believe that it is financially advantageous to do so and based on our other capital requirements. We plan to make $232 million of discretionary contributions to our plans in 2015. Our minimum funding requirements after 2015 will depend on several factors, including investment performance and interest rates. Therefore, the above excludes payments beyond 2015, since we cannot predict with reasonable reliability the timing and amounts of future minimum funding requirements. Excluded from above are expected payments of $26 million and $167 million due in 2015 with respect to our unfunded pension and OPEB plans, respectively, which represent the expected benefit payments to participants as costs are incurred.

(4)
Uncertain tax positions of $89 million are excluded from the table above because we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities. Refer to Note 13, Income Taxes, of the accompanying audited consolidated financial statements for further information.

The above also excludes payments for product warranty costs. We issue various types of product warranties under which we generally guarantee the performance of products delivered for a certain period or term. We also periodically initiate voluntary service and recall actions to address various customer satisfaction, safety and emissions issues related to vehicles we sell. The estimated future costs of these actions are principally based on assumptions regarding the lifetime warranty costs of each vehicle line and each model year of that vehicle line, as well as historical claims experience for our vehicles. Estimates of the future costs of these actions are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the number of vehicles affected by a service or recall action and the nature of the corrective action. It is reasonably possible that the ultimate cost of these service and recall actions may require us to make expenditures in excess of established accruals over an extended period of time and in a range of amounts that cannot be reasonably estimated. As of December 31, 2014, our product warranty accruals were approximately $4.7 billion.
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
The members of these committees include the Chief Financial Officer, the Treasurer and other senior operating management of the Company. Our Treasury Department executes derivative transactions in accordance with the approved strategies, as well as within our risk management policies.
We use derivatives (primarily forward contracts, swaps and options) to hedge our financial and operational exposures. We do not enter into derivative transactions for speculative purposes. Refer to Note 16, Derivative Financial Instruments and Risk Management, of our accompanying audited consolidated financial statements for additional information on our derivatives.
We use sensitivity analyses to quantify the impact of changes in foreign currency exchange rates, commodity prices and interest rates on the fair value of the financial instruments used to hedge these risks. Our models assume instantaneous, parallel shifts in foreign currency exchange rates, commodity prices and interest rate yield curves.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk as a result of sales of vehicles and parts, purchases of components used in our manufacturing operations, debt and dividend payments from foreign subsidiaries denominated in currencies other than the USD. Foreign currency exchange rate risk is the risk that fluctuations in specific currencies against the USD will negatively impact our results of operations. To the extent possible, we net sales and purchases in specific currencies against each other and review this net cash flow position for hedging purposes. We are most vulnerable to fluctuations in the CAD, Euro, Australian dollar and Mexican peso against the USD. To manage these exposures, we enter into derivative contracts (primarily currency forward and swap contracts) to hedge a portion of our exposures. The derivative contracts used to hedge foreign exchange rate risk had remaining maturities of up to 54 months at December 31, 2014.
The net fair value of foreign currency derivatives at December 31, 2014 was an asset of $69 million compared to an asset of $104 million as of December 31, 2013. The potential decrease in the fair value of our foreign currency derivatives, assuming a 10 percent adverse change in the underlying foreign currency derivative versus the USD, would be approximately $296 million at December 31, 2014, compared with a decrease of $197 million as of December 31, 2013.
In addition, we are exposed to foreign currency exchange rate risk as a result of remeasurement and translation of the assets and liabilities of our subsidiaries outside of the United States (primarily Canada, Mexico and Venezuela) into USD. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect our financial condition.
Venezuela
During the year ended December 31, 2014, the economic conditions in Venezuela declined due to high inflation, the downward trend in the price of oil which began during the fourth quarter of 2014, and continued uncertainty regarding liquidity within the country and the availability of USD. In addition, the Venezuelan government enacted a law in January 2014 which provided limits on costs, sales prices and profit margins (30 percent maximum above structured costs) across the Venezuelan economy. There remains uncertainty as to the application of certain aspects of this law by the Venezuelan government; therefore, we are unable to assess its impact on our vehicle, parts and accessory sales. Despite the negative economic conditions in Venezuela, we continued to obtain cash to support future operations through the SICAD I auctions and were also able to complete our workforce reduction initiative. As of December 31, 2014, we continue to control and therefore consolidate our Venezuelan operations. We will continue to assess conditions in Venezuela and if in the future, we conclude that we no longer maintain control over our operations in Venezuela, we may incur a pre-tax charge of approximately $400 million using the current exchange rate of 12.0 VEF to USD.
Based on first quarter 2014 developments related to the foreign exchange process in Venezuela, we changed the exchange rate used to remeasure our Venezuelan subsidiary’s net monetary assets in USD. The official exchange rate was increasingly reserved only for purchases of those goods and services deemed "essential" by the Venezuelan government. As of March 31, 2014, we began to use the SICAD I rate.

In late March 2014, the Venezuelan government introduced an additional auction-based foreign exchange system referred to as SICAD II rate. Prior to the new exchange system described below, the SICAD II rate had ranged from 49 to 52.1 Venezuelan Bolivar, or VEF, to USD in the period since its introduction. The SICAD II rate was expected to be used primarily for imports and has been limited to amounts of VEF that could be exchanged into other currencies, such as the USD. As a result of the March 2014 exchange agreement between the Central Bank of Venezuela and the Venezuelan government and the limitations of the SICAD II rate, we believed at December 31, 2014, that any future remittances of dividends would have been transacted at the SICAD I rate. As a result, we determined that the SICAD I rate is the most appropriate rate to use as of December 31, 2014. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consolidated Results—Revenues, Net for additional information regarding our net foreign currency exchange losses in Venezuela.
As of December 31, 2014 and 2013, the net monetary assets of FCA Venezuela LLC, formerly known as Chrysler de Venezuela LLC, or FCA Venezuela, denominated in VEF were 783 million ($65 million at 12.0 VEF per USD) and 2,221 million ($352 million at 6.3 VEF per USD), respectively, which included cash and cash equivalents denominated in VEF of 1,785 million ($149 million at 12.0 VEF per USD) and 2,347 million ($373 million at 6.3 VEF per USD), respectively. Based on our December 31, 2014 net monetary assets, a charge of approximately $7 million would result for every 10 percent devaluation of the VEF.
On February 10, 2015, the Venezuelan government introduced a new market-based exchange system, referred to as Marginal Currency System, or the SIMADI rate, with certain specified limitations on its usage by individuals and legal entities. On February 12, 2015, the SIMADI rate began trading at 170 VEF to USD and is expected to be used by individuals and legal entities in the private sector. We are currently evaluating our utilization of the SIMADI rate since this new exchange system is limited by certain government mandated restrictions. In addition, the Venezuelan government announced that the SICAD I and SICAD II auction-based exchange systems would be merged into a single exchange system, with a rate starting at 12.0 VEF to USD. We continue to monitor the appropriate rate to be used for remeasuring our net monetary assets. Additionally, we will continue to monitor the currency exchange regulations and other factors to assess whether our ability to control and benefit from our Venezuelan operations has been adversely affected.
Commodity Price Risk
We are exposed to changes in the prices of commodities used in the manufacture of vehicles, such as non-ferrous metals (e.g. aluminum, lead and copper), precious metals (e.g. platinum and palladium) and energy (e.g. natural gas). Commodity price risk is the adverse impact that changes in commodity prices would have on our financial results. To manage this risk, we enter into commodity derivative contracts (e.g. financially settled swap and option contracts) for a portion of our exposures. The derivative contracts used to hedge commodity price risk had remaining maturities of up to 21 months at December 31, 2014.
The net fair value of commodity derivatives as of December 31, 2014 was a liability of $42 million compared to $0 as of December 31, 2013. The potential decrease in the fair value of our commodity derivatives, due to a 10 percent decrease in commodity prices, would be approximately $61 million at December 31, 2014, compared with a decrease of $54 million as of December 31, 2013. This amount does not include the offsetting impact of lower prices we would pay for the underlying commodities.
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
We had fixed-rate debt of $7.5 billion as of December 31, 2014, compared with $8.9 billion at December 31, 2013. The potential increase in the fair value of our fixed-rate interest-bearing financial instruments as a result of a 10 percent decrease in market interest rates would be approximately $0.2 billion at December 31, 2014, compared with an increase of approximately $0.3 billion at December 31, 2013.
We also had floating-rate investments and floating-rate debt of $14.8 billion and $5.3 billion, respectively, at December 31, 2014 compared to $13.7 billion and $3.4 billion, respectively, at December 31, 2013. The majority of our floating-rate debt is exposed to changes in LIBOR, with a 0.75 percent interest rate floor. Given the relationship of floating-rate investments to floating-rate debt as of December 31, 2014 and the current low interest rate environment, an increase or decrease in interest rates would not have a material impact on our consolidated financial position.
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
There have been no significant changes that would increase our exposure to financial market risks since December 31, 2014.

Item 8. Financial Statements and Supplementary Data.
FCA US LLC AND CONSOLIDATED SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Member of FCA US LLC
We have audited the accompanying consolidated balance sheets of FCA US LLC and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), members' deficit, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2) for the information for the years ended December 31, 2014 and 2013. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FCA US LLC and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Detroit, Michigan
March 4, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Member of
FCA US LLC
Auburn Hills, Michigan

We have audited the accompanying consolidated statements of income, comprehensive income (loss), members’ deficit, and cash flows of FCA US LLC (formerly known as Chrysler Group LLC) and subsidiaries (the “Company”) for the year ended December 31, 2012. Our audit also included the financial statement schedule included in Item 15 for the information for the year ended December 31, 2012. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the results of FCA US LLC and subsidiaries operations and their cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Detroit, Michigan
March 7, 2013
(August 13, 2013 as to Note 23)

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars)

		Years Ended December 31,
	Notes	2014	2013	2012
Revenues, net		$83,057	$72,144	$65,784
Cost of sales		71,942	61,398	55,350
GROSS MARGIN		11,115	10,746	10,434
Selling, administrative and other expenses		5,974	5,218	5,179
Research and development expenses, net	2	2,290	2,320	2,324
Restructuring expense (income), net	21	11	(14)	(61)
Interest expense	5	842	1,035	1,094
Interest income		(63)	(41)	(44)
Loss on extinguishment of debt	12	504	24	—
INCOME BEFORE INCOME TAXES		1,557	2,204	1,942
Income tax expense (benefit)	13	348	(553)	274
NET INCOME		1,209	2,757	1,668
Less: Income attributable to noncontrolling interest		7	—	—
NET INCOME ATTRIBUTABLE TO FCA US LLC		$1,202	$2,757	$1,668

See accompanying notes to consolidated financial statements.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions of dollars)

		Years Ended December 31,
	Notes	2014	2013	2012
NET INCOME		$1,209	$2,757	$1,668
Other comprehensive (loss) income:
Derivatives, net (1)	3, 16	(13)	149	(42)
Foreign currency translation adjustments (2)	3	(81)	84	(63)
Defined benefit plan adjustments, net (3)	3, 18	(716)	3,041	(2,777)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME		(810)	3,274	(2,882)
TOTAL COMPREHENSIVE INCOME (LOSS)		399	6,031	(1,214)
Less: Comprehensive income attributable to noncontrolling interest		4	—	—
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO FCA US LLC		$395	$6,031	$(1,214)

(1)	Net of $1 million of income tax expense for the years ended December 31, 2014 and 2013, respectively and $0 taxes for the year ended December 31, 2012.

(2)	Net of $11 million and $5 million of income tax expense for the years ended December 31, 2014 and 2013, respectively and $0 taxes for the year ended December 31, 2012.

(3)	Net of $66 million of income tax benefit, $177 million of income tax expense and $5 million of income tax benefit for the years ended December 31, 2014, 2013 and 2012, respectively.

See accompanying notes to consolidated financial statements.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions of dollars)

	Notes	December 31, 2014	December 31, 2013
CURRENT ASSETS:
Cash and cash equivalents		$14,538	$13,344
Restricted cash	14	5	8
Accounts receivable, net of allowance for doubtful accounts of $34 and $54, respectively		1,185	1,161
Inventories	6	6,110	5,889
Prepaid expenses and other assets	10	2,402	1,647
Deferred taxes	13	548	484
TOTAL CURRENT ASSETS		24,788	22,533
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	7	15,603	16,071
Equipment and other assets on operating leases, net	8	2,242	1,391
TOTAL PROPERTY AND EQUIPMENT		17,845	17,462
OTHER ASSETS:
Advances to related parties and other financial assets		78	35
Restricted cash	14	305	325
Goodwill	9	1,361	1,361
Other intangible assets, net	9	3,548	3,375
Prepaid expenses and other assets	10	693	437
Deferred taxes	13	406	342
TOTAL OTHER ASSETS		6,391	5,875
TOTAL ASSETS		$49,024	$45,870
CURRENT LIABILITIES:
Trade liabilities		$11,325	$10,643
Accrued expenses and other liabilities	11	10,906	9,830
Current maturities of financial liabilities	12	308	491
Deferred revenue		2,279	1,298
Deferred taxes	13	—	43
TOTAL CURRENT LIABILITIES		24,818	22,305
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	11	13,145	11,760
Financial liabilities	12	12,471	11,810
Deferred revenue		1,254	1,100
Deferred taxes	13	149	137
TOTAL LONG-TERM LIABILITIES		27,019	24,807
Commitments and contingencies	14
MEMBERS’ DEFICIT:
Membership interests
Membership interests —1,632,654 units authorized, issued and outstanding at December 31, 2014 and December 31, 2013	19	—	—
Contributed capital	1	644	2,633
Retained earnings		1,359	171
Accumulated other comprehensive loss	3	(4,849)	(4,046)
TOTAL MEMBERS' DEFICIT ATTRIBUTABLE TO FCA US LLC		(2,846)	(1,242)
Members' deficit attributable to noncontrolling interest		33	—
TOTAL MEMBERS’ DEFICIT		(2,813)	(1,242)
TOTAL LIABILITIES AND MEMBERS’ DEFICIT		$49,024	$45,870

See accompanying notes to consolidated financial statements.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)

		Years Ended December 31,
	Notes	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$1,209	$2,757	$1,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment and intangible assets		2,887	2,732	2,531
Depreciation of equipment and other assets on operating leases		313	209	170
Net amortization of favorable and unfavorable lease contracts		(15)	(16)	(36)
Release of valuation allowance on deferred tax assets	13	—	(962)	—
Changes in deferred taxes		(156)	29	—
Non-cash interest accretion, primarily related to debt discounts, debt issuance costs and fair value adjustments		48	117	122
Venezuela foreign currency devaluation loss	22	133	78	—
Net gain on settlements of Venezuela foreign currency transactions	22	(4)	(22)	—
Repayment of Canadian Health Care Trust Notes capitalized interest	12	(37)	(69)	—
Repayment of VEBA Trust Note capitalized interest	12	(128)	(159)	—
Loss on extinguishment of debt	12	504	24	—
Call premium and other fees paid in connection with the Original Senior Credit Facilities amendments	12	—	(8)	—
Net loss on disposal of property, plant and equipment, equipment and other assets on operating leases and intangible assets		4	22	27
Non-cash adjustments to restructuring reserve estimates, net	21	(7)	(14)	(57)
Non-cash share-based compensation expense	17	16	68	71
Share-based compensation payments	17	(46)	(44)	(31)
Non-cash pension and OPEB expense, net	18	232	281	94
Pension and OPEB contributions	18	(452)	(756)	(443)
Changes in accrued expenses and other liabilities		2,087	1,099	1,239
Changes in other operating assets and liabilities:
—inventories		(212)	(893)	(630)
—trade receivables		(22)	35	(334)
—trade liabilities		1,077	997	1,325
—other assets and liabilities		(1,076)	31	105
NET CASH PROVIDED BY OPERATING ACTIVITIES		$6,355	$5,536	$5,821

See accompanying notes to consolidated financial statements.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)

		Years Ended December 31,
	Notes	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES		$6,355	$5,536	$5,821
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets		(3,006)	(3,434)	(3,633)
Proceeds from disposals of property, plant and equipment		19	8	9
Purchases of equipment and other assets on operating leases		(31)	(28)	(123)
Proceeds from disposals of equipment and other assets on operating leases		4	6	87
Change in restricted cash		23	38	90
Proceeds from the sale of certain international dealerships to FCA, net		—	—	11
Change in loans and notes receivable		—	—	2
Proceeds from sale of business	19	22	—	—
Elimination of cash balances upon sale of business	19	(41)	—	—
Other		(8)	(3)	—
NET CASH USED IN INVESTING ACTIVITIES		(3,018)	(3,413)	(3,557)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured senior notes	12	2,985	—	—
Proceeds from Tranche B Term Loan due 2018	12	1,723	—	—
Proceeds from Tranche B Term Loan due 2017	12	247	—	—
Prepayment of VEBA Trust Note	12	(4,587)	—	—
Payments of Canadian Health Care Trust Notes	12	(77)	(45)	(25)
Repayments of Auburn Hills headquarters loan		—	(55)	(50)
Repayments of Tranche B Term Loan due 2017	12	(33)	(30)	(30)
Repayments of Tranche B Term Loan due 2018	12	(13)	—	—
Repayments of Mexican development banks credit facility	12	(29)	(31)	(15)
Repayment of Tranche B Term Loan due 2017 in connection with amendments	12	—	(790)	—
Proceeds from Tranche B Term Loan due 2017 in connection with amendments	12	—	790	—
Debt issuance costs	12	(13)	(30)	—
Repayment of debt issuance premium on secured senior notes	12	(26)	—	—
Repayments of Gold Key Lease financing		—	—	(41)
Net (repayments of) proceeds from financial obligations - related party	19	(31)	(4)	—
Net repayments of other financial obligations - third party		(67)	(87)	(84)
Special distribution paid to members	19	(1,900)	—	—
Distribution for state tax withholding obligations and other taxes on behalf of members		(70)	(20)	(6)
NET CASH USED IN FINANCING ACTIVITIES		(1,891)	(302)	(251)
Effect of exchange rate changes on cash and cash equivalents		(252)	(91)	—
Net change in cash and cash equivalents		1,194	1,730	2,013
Cash and cash equivalents at beginning of period		13,344	11,614	9,601
Cash and cash equivalents at end of period		$14,538	$13,344	$11,614
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid		$(1,010)	$(1,040)	$(968)
Income tax payments, net		(327)	(245)	(224)
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized interest on VEBA Trust Note	12	—	—	38
Capitalized interest on Canadian Health Care Trust Notes	12	21	25	74
See accompanying notes to consolidated financial statements.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT
(In millions of dollars)

		Equity/(Deficit) Attributable to FCA US LLC
	Note	Contributed Capital	Retained Earnings (Accumulated Losses)	Accumulated Other Comprehensive Loss	Equity/(Deficit) Deficit Attributable to Parent	Equity/(Deficit) Attributable to Non-controlling Interest	Total Equity/(Deficit)
Balance at December 31, 2011		$2,657	$(4,254)	$(4,438)	$(6,035)	$—	$(6,035)
Distribution for state tax withholding obligations and other taxes on behalf of members		(10)	—	—	(10)	—	(10)
Net income		—	1,668	—	1,668	—	1,668
Total other comprehensive loss	3	—	—	(2,882)	(2,882)	—	(2,882)
Balance at December 31, 2012		$2,647	$(2,586)	$(7,320)	$(7,259)	$—	$(7,259)
Distribution for state tax withholding obligations and other taxes on behalf of members		(14)	—	—	(14)	—	(14)
Net income		—	2,757	—	2,757	—	2,757
Total other comprehensive income	3	—	—	3,274	3,274	—	3,274
Balance at December 31, 2013		$2,633	$171	$(4,046)	$(1,242)	$—	$(1,242)
Special distribution paid to members		(1,900)	—	—	(1,900)	—	(1,900)
Distribution for state tax withholding obligations and other taxes on behalf of members		(70)	—	—	(70)	—	(70)
Assignment of contributed capital to noncontrolling interest		(19)	(14)	4	(29)	29	—
Net income		—	1,202	—	1,202	7	1,209
Total other comprehensive loss	3	—	—	(807)	(807)	(3)	(810)
Balance at December 31, 2014		$644	$1,359	$(4,849)	$(2,846)	$33	$(2,813)

See accompanying notes to consolidated financial statements.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1. Background and Nature of Operations
Unless otherwise specified, the terms "we," "us," "our," "FCA US," "Chrysler Group" and the "Company" refer to FCA US LLC, formerly known as Chrysler Group LLC, and its consolidated subsidiaries, or any one or more of them, as the context may require. “Old Carco” refers to Old Carco LLC, formerly known as Chrysler LLC, and its consolidated subsidiaries, or any one or more of them, as the context may require. "FCA" refers to Fiat Chrysler Automobiles N.V., a public limited liability company (naamloze vennootschap) organized under the laws of the Netherlands, its consolidated subsidiaries (excluding FCA US) and entities it jointly controls, or any one or more of them, as the context may require. References to "Fiat" refer solely to Fiat S.p.A., the predecessor of FCA.
Background
The Company was formed on April 28, 2009 as a Delaware limited liability company. Our sole beneficial owner is FCA, which holds a 100 percent ownership interest in us, effective as of the October 12, 2014 merger of Fiat with and into FCA (the "Merger"). Prior to the Merger, Fiat held a 100 percent ownership interest in us, effective as of its January 21, 2014 acquisition of the approximately 41.5 percent of our membership interests held by the UAW Retiree Medical Benefits Trust (the "VEBA Trust").
On January 21, 2014, Fiat completed a transaction (the "Equity Purchase Agreement") in which its 100 percent owned subsidiary, FCA North America Holdings LLC, formerly known as Fiat North America LLC, ("FCA NA") indirectly acquired from the VEBA Trust all of the membership interests in the Company not previously held by FCA NA. In consideration for the sale of its membership interests in the Company, the VEBA Trust received $3,650 million consisting of:

•
A special distribution paid from available cash on hand by the Company to its members, in an aggregate amount of $1,900 million (FCA NA directed its portion of the special distribution to the VEBA Trust as part of the purchase consideration), which served to fund a portion of the transaction; and

•	$1,750 million paid by FCA NA.
As part of the Equity Purchase Agreement, FCA NA and the VEBA Trust dismissed with prejudice all proceedings before the Delaware Court of Chancery with respect to the interpretation of a call option agreement which granted FCA NA the right to acquire certain of the membership interests in the Company held by the VEBA Trust. Options for approximately 10 percent of our membership interests that had been previously exercised by FCA NA were fulfilled and the underlying equity was acquired by FCA NA in connection with the Equity Purchase Agreement.
Concurrent with the closing of the Equity Purchase Agreement, we paid a distribution of $60 million to our members in connection with such members' tax obligations. This payment was made pursuant to a specific requirement in our Limited Liability Company Agreement (as amended from time to time, the "LLC Agreement").
Also concurrent with the closing of the Equity Purchase Agreement, we entered into a contractually binding and legally enforceable memorandum of understanding ("MOU") with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") to supplement our existing collective bargaining agreement. In exchange for the UAW's legally enforceable specific commitment to continue to support the implementation of World Class Manufacturing ("WCM") programs throughout our manufacturing facilities, to facilitate benchmarking across all of our manufacturing plants and to actively assist in the achievement of our long-term business plan, we agreed to make payments totaling $700 million to be paid in four equal annual installments. At the direction of the UAW, the payments are to be made to the VEBA Trust. The first installment of $175 million was paid on January 21, 2014 and is reflected in the operating section of the accompanying Consolidated Statements of Cash Flows. We paid the second installment of $175 million to the VEBA Trust on January 21, 2015.
As the MOU was negotiated and executed concurrently with the Equity Purchase Agreement and as Fiat was a related party to us and the UAW and the VEBA Trust were related parties, the two agreements were accounted for by Fiat as a single commercial transaction with multiple elements. As a result, the fair value of the total consideration paid under the Equity Purchase Agreement and the MOU was allocated to the various elements acquired by Fiat. Due to the unique nature and inherent judgment involved in determining the fair value of the UAW’s commitments under the MOU, a residual value

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

methodology was used to determine the portion of the consideration paid attributable to the UAW’s commitments. We have reflected in the accompanying consolidated financial statements only the impacts of these transactions that are related to us. Refer to Note 19, Other Transactions with Related Parties, for a discussion of the accounting for these transactions.
Effective January 1, 2015, in connection with our change in tax status, FCA NA became a 100 percent direct owner in our membership interests. Refer to Note 25, Subsequent Events, for additional information.
Nature of Operations
We design, engineer, manufacture, distribute and sell vehicles under the brand names Chrysler, Jeep, Dodge, Ram and the SRT performance vehicle designation. We also manufacture certain vehicles in Mexico, which are distributed by us throughout North America and select markets and sold to FCA for distribution in other select markets. In addition, FCA manufactures certain vehicles for us, which we sell in the U.S. and internationally. Our product lineup includes passenger cars, utility vehicles (which include sport utility vehicles ("SUVs") and crossover vehicles), minivans, trucks and commercial vans. We also sell automotive service parts and accessories under the Mopar brand name.
Our products are available in more than 150 countries around the world. We sell our products to dealers and distributors for sale to retail customers and fleet customers, which include rental car companies, commercial fleet customers, leasing companies and government entities. The majority of our operations, employees, independent dealers and sales are in North America, primarily in the U.S. Approximately 10 percent of our vehicle sales during both 2013 and 2014 were outside North America, principally in Asia Pacific, South America and Europe. Vehicle, service parts and accessories sales outside North America are primarily through our 100 percent owned, affiliated or independent distributors and dealers. FCA is the distributor of our vehicles and service parts in Europe and Brazil. FCA also distributes certain of our vehicles through its networks in other select markets. We are the distributor for Alfa Romeo brand vehicles in North America and for Fiat brand vehicles in select markets outside of Europe. Refer to Note 19, Other Transactions with Related Parties, for additional information regarding other transactions with FCA.
Note 2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").
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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

We continually evaluate our involvement with VIEs to determine whether we have variable interests and are the primary beneficiary in the VIE. Based on our evaluation, we identified transactions with, or variable interests in, certain VIEs. The financial results of the VIEs in which we are the primary beneficiary are included in the accompanying consolidated financial statements in accordance with the accounting guidance for consolidations. Refer to Note 4, Variable Interest Entities, for additional information regarding our VIEs.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
Recent Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board (“FASB”) issued updated guidance on the consolidation assessment over certain legal entities. The guidance modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities and eliminates the presumption that a general partner should consolidate a limited partnership. The guidance also affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships by placing more emphasis on risk of loss when determining a controlling financial interest. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We will comply with this guidance as of January 1, 2016, and we are evaluating the potential impact on our consolidated financial statements.
In January 2015, the FASB issued guidance that eliminates the concept of extraordinary items from generally accepted accounting principles. As a result, this standard eliminates the requirement to present transactions or events that are both unusual in nature and infrequent in occurrence separately in the income statement, net of tax, after income from continuing operations. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The guidance is effective for periods beginning after December 15, 2015, with early adoption permitted. We will comply with this guidance as of January 1, 2015, and it will not have a material impact on our consolidated financial statements.
In November 2014, the FASB issued updated guidance on pushdown accounting. The new standard provides acquired entities the option to apply pushdown accounting in the reporting period in which an acquirer obtains control of the acquired entity. An acquired entity will have the option to apply pushdown accounting in a subsequent reporting period to the acquired entity's most recent change-in-control event, in which case such an election will be considered a change in accounting principle. This guidance was effective upon issuance. We adopted this guidance as of November 18, 2014, and elected not to apply pushdown accounting to our most recent change-in-control event, therefore it did not have a material impact on our consolidated financial statements.
In August 2014, the FASB issued guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We will comply with this guidance as of December 31, 2016.
In May 2014, the FASB issued updated guidance that requires a company to recognize revenue upon transfer of control of goods or services to a customer at an amount that reflects the consideration it expects to receive. This new revenue recognition model defines a five-step process to achieve this objective. The updated guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The guidance is effective for periods beginning after December 15, 2016. We will comply with this guidance as of January 1, 2017, and we are currently evaluating the method of implementation and impact of adoption on our consolidated financial statements.
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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Significant Accounting Policies
Revenue Recognition
Revenue for sales of vehicles and service parts is recognized when persuasive evidence of an arrangement exists, the risks and rewards of ownership have transferred to the customer, delivery has occurred or services have been rendered, the price of the transaction is fixed and determinable and collectability is reasonably assured. For vehicles, this is generally when the vehicle is released to the carrier responsible for transporting vehicles to dealers. Revenue is recognized net of discounts, including but not limited to, cash sales incentives, customer bonuses and rebates granted. Shipping and handling costs are recorded as cost of sales in the period incurred. Operating lease revenue is recognized over the contractual term of the lease on a straight-line basis.
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
We record the estimated cost of sales incentive programs offered to dealers and retail customers as a reduction to revenue at the time of sale to the dealer. This estimated cost represents the incentive programs offered to dealers and retail customers, as well as the expected modifications to these programs in order to facilitate sales of the dealer inventory. Subsequent adjustments to incentive programs related to vehicles previously sold to dealers are recognized as an adjustment to revenue in the period the adjustment is determinable. For the years ended December 31, 2014, 2013 and 2012, incentive expense was $11.8 billion, $9.9 billion and $8.8 billion, respectively, and is included as a reduction to Revenues, net in the accompanying Consolidated Statements of Income.
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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

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

•
Mortality rates. Mortality rates are developed using our plan-specific populations, recent mortality information published by recognized experts in this field, primarily the U.S. Society of Actuaries and the Canadian Institute of Actuaries, and other data where appropriate to reflect actual and projected plan experience.

Plan Assets Measured at Net Asset Value. Plan assets are recognized and measured at fair value in accordance with the accounting guidance related to fair value measurements, which specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2 and 3).
For a discussion of the fair value hierarchy measurement, refer to —Fair Value Measurements, below.
Plan obligations and costs are based on existing retirement plan provisions. We do not make assumptions regarding any potential future changes to benefit provisions beyond those to which we are presently committed.
Significant differences in actual experience or significant changes in assumptions may affect the pension obligations and pension expense. The effect of actual results differing from assumptions and of changing assumptions are included in accumulated other comprehensive (loss) income ("AOCI") as unrecognized actuarial gains and losses. These gains and losses are subject to amortization to expense over the average future service period of plan participants expected to receive benefits under the plans to the extent they exceed 10 percent of the higher of the market related value of assets or the projected benefit obligation of the respective plan. For inactive pension plans, we amortize actuarial gains or losses to expense over the remaining life of plan participants.
Other Postretirement Employee Benefits
We provide health care, legal and life insurance benefits to certain of our hourly and salaried employees. Upon retirement from the Company, these employees may become eligible for continuation of certain benefits. Benefits and eligibility rules may be modified periodically.
Other postretirement employee benefits ("OPEB") plans are accounted for on an actuarial basis, which requires the selection of various assumptions. The estimation of our obligations, costs and liabilities associated with OPEB, primarily retiree health care and life insurance, requires that we make use of estimates of the present value of the projected future payments to all participants, taking into consideration the likelihood of potential future events such as health care cost increases and demographic experience, which may have an effect on the amount and timing of future payments.
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

•
Mortality rates. Mortality rates are developed using our plan-specific populations, recent mortality information published by recognized experts in this field, primarily the U.S. Society of Actuaries and the Canadian Institute of Actuaries, and other data where appropriate to reflect actual and projected plan experience.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Product-Related Costs
Expenditures for research and development include material and personnel costs and are expensed as incurred. Research and development expenses, net were $2,290 million, $2,320 million and $2,324 million for the years ended December 31, 2014, 2013 and 2012, respectively. Advertising, sales promotion and other product-related costs are also expensed as incurred. For the years ended December 31, 2014, 2013 and 2012 advertising expense was $3,157 million, $2,788 million and $2,742 million, respectively, and is included in Selling, administrative and other expenses in the accompanying Consolidated Statements of Income.
We periodically initiate voluntary service and recall actions to address various customer satisfaction, safety and emissions issues related to vehicles we sell. We establish accruals for product warranty obligations, including the estimated cost of these service and recall actions, when the related sale is recognized. Refer to Note 11, Accrued Expenses and Other Liabilities, for additional information related to warranty accruals. The estimated future costs of these actions are principally based on assumptions regarding the lifetime warranty costs of each vehicle line and each model year of that vehicle line, as well as historical claims experience for our vehicles. Estimates of the future costs of these actions are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the number of vehicles affected by a service or recall action and the nature of the corrective action that may result in adjustments to the established accruals. Costs associated with these actions are recorded in Cost of sales in the accompanying Consolidated Statements of Income. We accrue for estimated product liability costs arising from personal injuries alleged to be the result of product defects. The valuation of the accrual is actuarially determined at least annually and when significant events occur or there are changes in circumstances. The valuation is based on the number of vehicles sold and product liability claims incurred. The product liability accrual is included in Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. Costs associated with this accrual are recorded in Cost of sales in the accompanying Consolidated Statements of Income and any subsequent adjustments to the product liability accrual are recorded in the period in which the adjustment is determinable.
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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

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
On January 21, 2014, Fiat completed a transaction in which its 100 percent owned subsidiary FCA NA, indirectly acquired from the VEBA Trust all of the equity membership interests in the Company not previously held by FCA NA.  Subsequently, the VEBA Trust holding companies acquired by FCA NA were merged into FCA NA on December 28, 2014 and January 1, 2015. As a result of these mergers, FCA NA became the sole member of the Company effective January 1, 2015 and the Company will no longer be treated as a partnership for U.S. federal and state and local tax purposes. Refer to Note 25, Subsequent Events, for additional information.
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
Cash and Cash Equivalents
Highly liquid investments that are readily convertible to known amounts of cash which are subject to insignificant risk of change along with other investments with maturity dates of three months or less are classified as cash and cash equivalents.
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
Property, Plant and Equipment, Net and Equipment and Other Assets on Operating Leases, Net
Property, plant and equipment and equipment and other assets on operating leases are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are generally provided using the straight-line method over the estimated useful lives of the assets and include amortization of assets under capital leases. Gains and losses upon disposal of leased vehicles and adjustments to reflect impairment of the vehicles’ residual values are also included in depreciation expense. Under the terms of certain of our GDP agreements, leased vehicles are repurchased by us prior to being sold at auction. Upon

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

our repurchase, the leased vehicle is reclassified from Equipment and other assets on operating leases, net to Inventories at the lower of cost or estimated fair value. Routine maintenance costs are expensed as incurred.
Residual Values
We have significant investments in the residual values of our vehicle lease portfolios, which are included in Equipment and other assets on operating leases, net in the accompanying Consolidated Balance Sheets. These residual values represent estimates of the fair value of the leased assets at the end of the contract terms and are initially recorded based on our forecast of the industry. Realization of the residual values is dependent on our future ability to market the vehicles for sale under the prevailing market conditions. Throughout the lease term, residual values are reviewed at least quarterly to determine whether the estimates of the fair value of the assets at the end of the lease terms are appropriate. To the extent the expected value of the vehicle at lease termination changes, we record adjustments to the expected residual value. Changes in the expected residual values are adjusted through additional or reduced depreciation or recognition of an impairment loss. These costs are included in Cost of sales in the accompanying Consolidated Statements of Income. These assumptions and related additional or reduced depreciation may change based on market conditions.
Impairment of Long-Lived Assets
Long-lived assets held and used (such as property, plant and equipment, and equipment and other assets on operating leases) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of an asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or group of assets. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or group of assets exceeds the fair value of the asset or group of assets. No impairment charges were recognized during the years ended December 31, 2014, 2013 and 2012. When long-lived assets are considered held for sale, they are recorded at the lower of carrying amount or fair value less costs to sell, and depreciation ceases.
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
When quantitative impairment testing is required as a result of the qualitative test or elected as the first assessment, goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test is to compare the fair value of our reporting unit to its carrying value. The fair value is determined by estimating the present value of expected future cash flows for the reporting unit. If the fair value of the reporting unit is greater than its carrying amount, no impairment exists and the second step of the test is not performed. If the carrying amount of the reporting unit is greater than the fair value, there is an indication that impairment may exist and the second step of the test must be completed to measure the amount of the impairment. The second step of the test calculates the implied fair value of goodwill by assigning the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The implied fair value of goodwill is then compared to the carrying value. If the implied fair value of goodwill is less than the carrying value, an impairment loss is recognized equal to the difference. No impairment losses have been recognized for the years ended December 31, 2014, 2013 and 2012.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Other intangible assets determined to have an indefinite useful life are not amortized, but are instead tested for impairment annually. In July 2012, the FASB issued updated guidance on the annual testing of indefinite-lived intangible assets for impairment. The amendments allow an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. At our election, we can qualitatively assess whether it is more likely than not that the fair value of our indefinite-lived intangible asset is less than its carrying value or we can perform a quantitative assessment by comparing the fair value of our indefinite-lived intangible asset to its carrying amount. If we elect to perform the qualitative assessment and we conclude it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if we conclude otherwise, quantitative impairment testing is not required. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Management estimates fair value through various techniques including discounted cash flow models, which incorporate market based inputs, and third party independent appraisals, as considered appropriate. Management also considers current and estimated economic trends and outlook. No impairment losses have been recognized for the years ended December 31, 2014, 2013 and 2012.
Foreign Currency
The functional currency of certain of our subsidiaries, notably our subsidiaries in Mexico and Venezuela, is the U.S. Dollar (“USD”). The functional currency of our other international operations, notably our Canadian subsidiaries and international distribution centers, is generally the respective subsidiary’s local currency. The assets and liabilities of our foreign operations, where the functional currency is the respective subsidiary’s local currency, are translated into USD using the exchange rate in effect as of the balance sheet date. Income statement amounts are translated at the average exchange rate prevailing during the period. The resulting translation adjustments are recorded as a component of AOCI. Refer to Note 3, Accumulated Other Comprehensive (Loss) Income, for additional information on translation adjustments in AOCI.
Foreign currency exchange gains and losses arising from fluctuations in currency exchange rates on transactions and the effects of remeasurement of monetary balances denominated in currencies other than the functional currency are recorded in earnings as incurred and are included in Revenues, net in the accompanying Consolidated Statements of Income. Refer to Note 22, Venezuelan Currency Regulations and Devaluation, for additional information.
The following summarizes net foreign currency losses (in millions of dollars):

	Years Ended December 31,
	2014	2013	2012
Net foreign currency losses	$(69)	$(4)	$(144)
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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Note 3. Accumulated Other Comprehensive (Loss) Income
The changes in AOCI by component, including the amounts reclassified to income, were as follows (in millions of dollars):

	Year Ended December 31, 2014
	Defined Benefit Plan Adjustments				Derivatives
	Net Actuarial Loss		Net Prior Service Credit (Cost)		Currency Forwards and Swaps		Commodity Swaps		Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(4,056)		$(93)		$105		$8		$(10)	$(4,046)
Gain (loss) recorded in other comprehensive income	(862)		(37)		144		2		(71)	(824)
Less: Gain (loss) reclassified from AOCI to income	(101)	(1)	(16)	(1)	134	(2)	24	(3)	(1)	40
Tax effect benefit/(expense)	65		1		(1)		—		(11)	54
Other comprehensive income (loss)	(696)		(20)		9		(22)		(81)	(810)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	—		—		—		—		(3)	(3)
Assignment of currency translation adjustments to noncontrolling interest	—		—		—		—		4	4
Balance at end of period	$(4,752)		$(113)		$114		$(14)		$(84)	$(4,849)

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended December 31, 2013
	Defined Benefit Plan Adjustments				Derivatives
	Net Actuarial Loss		Net Prior Service Credit (Cost)		Currency Forwards and Swaps		Commodity Swaps		Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(7,232)		$42		$(40)		$4		$(94)	$(7,320)
Gain (loss) recorded in other comprehensive income	3,035		(98)		230		7		89	3,263
Less: Gain (loss) reclassified from AOCI to income	(314)	(1)	33	(1)	84	(2)	3	(3)	—	(194)
Tax effect benefit/(expense)	(173)		(4)		(1)		—		(5)	(183)
Other comprehensive income (loss)	3,176		(135)		145		4		84	3,274
Balance at end of period	$(4,056)		$(93)		$105		$8		$(10)	$(4,046)

	Year Ended December 31, 2012
	Defined Benefit Plan Adjustments				Derivatives
	Net Actuarial Loss		Net Prior Service Credit (Cost)		Currency Forwards and Swaps		Commodity Swaps		Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(4,499)		$86		$57		$(51)		$(31)	$(4,438)
Gain (loss) recorded in other comprehensive income	(2,865)		(4)		(103)		11		(63)	(3,024)
Less: Gain (loss) reclassified from AOCI to income	(127)	(1)	40	(1)	(6)	(2)	(44)	(3)	—	(137)
Tax effect benefit/(expense)	5		—		—		—		—	5
Other comprehensive income (loss)	(2,733)		(44)		(97)		55		(63)	(2,882)
Balance at end of period	$(7,232)		$42		$(40)		$4		$(94)	$(7,320)

(1)	These AOCI components are included within the computation of net periodic benefit costs. Refer to Note 18, Employee Retirement and Other Benefits, for additional information.

(2)	Amount reclassified to Revenues, net in the accompanying Consolidated Statements of Income. Refer to Note 16, Derivative Financial Instruments and Risk Management, for additional information.

(3)	Amount reclassified to Cost of sales in the accompanying Consolidated Statements of Income. Refer to Note 16, Derivative Financial Instruments and Risk Management, for additional information.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 4. Variable Interest Entities
Nonconsolidated VIEs
ZF Marysville, LLC
We have a commercial agreement, including amendments to the agreement, with ZF Marysville, LLC (“ZFM”) in which ZFM produces lightweight axles and axle components at one of our facilities. ZFM was determined to be a VIE as it does not have sufficient equity at risk to finance its activities. We hold no equity interests in ZFM and we do not have the power to direct the activities of ZFM which most significantly affect its economic performance. Therefore, we have determined we are not the primary beneficiary of ZFM.
Since the start of operations, we recorded capital lease assets and capital lease obligations and additions to capital lease assets and obligations resulting from embedded capital leases related to the equipment used to produce the lightweight axles and axle components. As of December 31, 2014 and 2013, we had $127 million and $93 million, respectively, of capital lease assets, which are included in Property, plant and equipment, net in the accompanying Consolidated Balance Sheets. The corresponding capital lease obligations of $138 million and $102 million as of December 31, 2014 and 2013, respectively, are included in Financial liabilities in the accompanying Consolidated Balance Sheets and represent our maximum exposure to loss through 2020.
Refer to Note 12, Financial Liabilities, for additional information on transactions with VIEs.
Note 5. Interest Expense
Interest expense included the following (in millions of dollars):

	Years Ended December 31,
	2014	2013	2012
Financial interest expense:
Related parties(1) (see Note 19)	$35	$441	$440
Third-party	812	603	651
Interest accretion (2)	48	117	119
Capitalized interest related to capital expenditures	(53)	(126)	(116)
Total	$842	$1,035	$1,094

(1)
Financial interest expense with related parties includes interest expense related to the senior unsecured note issued June 10, 2009 to the VEBA Trust, with an original face value of $4,587 million, through January 20, 2014. Refer to Note 19, Other Transactions with Related Parties, for additional information.

(2)	Interest accretion is primarily related to debt discounts/premiums, debt issuance costs and fair value adjustments.
Note 6. Inventories
The components of Inventories were as follows (in millions of dollars):

	December 31, 2014	December 31, 2013
Finished products, including service parts	$3,805	$3,830
Work in process	2,056	1,846
Raw materials and manufacturing supplies	249	213
Total	$6,110	$5,889

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 7. Property, Plant and Equipment, Net
The components of Property, plant and equipment, net were as follows (in millions of dollars):

	Range of Useful Lives (years)	December 31, 2014	December 31, 2013
Land	-	$234	$247
Leasehold improvements and buildings	12 - 40	3,393	3,385
Technical equipment and machinery	3 - 30	10,925	10,348
Factory, office and other equipment	3 - 20	2,208	1,849
Special tooling	3 - 12	9,983	8,974
Construction in progress, including advance payments related to plant and equipment	-	1,418	1,535
		28,161	26,338
Accumulated depreciation and amortization		(12,558)	(10,267)
Total		$15,603	$16,071
Depreciation and amortization of property, plant and equipment for the years ended December 31, 2014, 2013 and 2012 was $2,696 million, $2,554 million and $2,352 million, respectively.
Note 8. Equipment and Other Assets on Operating Leases, Net
The components of Equipment and other assets on operating leases, net were as follows (in millions of dollars):

	Range of Service Lives (years)	December 31, 2014	December 31, 2013
Leased vehicles —Guaranteed Depreciation Program	1 - 5	$1,951	$1,028
Other leased assets	12 - 40	502	474
		2,453	1,502
Accumulated depreciation		(211)	(111)
	Total	$2,242	$1,391
Included in "Leased vehicles —Guaranteed Depreciation Program," above, are vehicles sold to daily rental car companies which are subject to guaranteed minimum resale values. Refer to Note 2, Basis of Presentation and Significant Accounting Policies, for additional information. Included in "Other leased assets," above, are primarily buildings, warehouses and sales offices, as well as dealership and vehicle storage properties that we lease to our dealers and others.
Depreciation of equipment and other assets on operating leases was $313 million, $209 million and $170 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in Cost of sales in the accompanying Consolidated Statements of Income.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

Future minimum lease payments due from customers for equipment and other assets on operating leases as of December 31, 2014 were as follows (in millions of dollars):

2015	$14
2016	29
2017	25
2018	23
2019	22
2020 and thereafter	11
Note 9. Goodwill and Other Intangible Assets
As of December 31, 2014 and 2013 we had goodwill of $1,361 million. No adjustments to the carrying amount of goodwill were recorded during the years ended December 31, 2014 and 2013. We have one operating segment, which is also our only reporting unit.
The components of Other intangible assets were as follows (in millions of dollars):

		December 31, 2014
	Range of Useful Lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$—	$2,210
Dealer networks	20	383	107	276
FCA contributed intellectual property rights	10	320	179	141
Other intellectual property rights	3 - 12	263	95	168
Patented and unpatented technology	4 - 10	208	164	44
Software	3 - 5	511	222	289
Regulatory credits	1 - 7	462	45	417
Other	1 - 16	20	17	3
Total		$4,377	$829	$3,548

		December 31, 2013
	Range of Useful Lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$—	$2,210
Dealer networks	20	388	89	299
FCA contributed intellectual property rights	10	320	147	173
Other intellectual property rights	3 - 12	263	65	198
Patented and unpatented technology	4 - 10	208	145	63
Software	3 - 5	445	152	293
Regulatory credits	1 - 7	161	25	136
Other	1 - 16	100	97	3
Total		$4,095	$720	$3,375
During the years ended December 31, 2014 and 2013, additions of $369 million and $199 million, respectively, were recorded with a weighted-average amortization period of 4 and 5 years, respectively.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

The following summarizes the amount of intangible asset amortization expense included in the respective financial statement captions of the accompanying Consolidated Statements of Income (in millions of dollars):

	Financial Statement Caption	Years Ended December 31,
		2014	2013	2012
Favorable operating lease contracts	Revenues, net	$—	$—	$1
Patented and unpatented technology, intellectual property, software, regulatory credits and other	Cost of sales	172	158	159
Dealer networks and other	Selling, administrative and other expenses	20	23	23
Total		$192	$181	$183
Based on the gross carrying amount of other intangible assets as of December 31, 2014, the estimated future amortization expense for the next five years was as follows (in millions of dollars):

2015	$238
2016	177
2017	416
2018	115
2019	65
Intangible assets that have a finite useful life are generally amortized over their respective estimated useful lives, on a straight-line basis. However, certain other finite-lived intangible assets are amortized in a manner that reflects the pattern in which the economic benefits of the intangible asset are consumed.
Note 10. Prepaid Expenses and Other Assets
The components of Prepaid expenses and other assets were as follows (in millions of dollars):

	December 31, 2014			December 31, 2013
	Current	Non- Current	Total	Current	Non- Current	Total
Amounts due from related parties (see Note 19)	$1,199	$—	$1,199	$729	$—	$729
Prepayment of expenses with related parties (see Note 19)	45	234	279	—	—	—
Prepaid pension expense	—	134	134	—	137	137
Other	1,158	325	1,483	918	300	1,218
Total	$2,402	$693	$3,095	$1,647	$437	$2,084

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 11. Accrued Expenses and Other Liabilities
The components of Accrued expenses and other liabilities were as follows (in millions of dollars):

	December 31, 2014			December 31, 2013
	Current	Non- Current	Total	Current	Non- Current	Total
Pension and postretirement benefits	$193	$8,579	$8,772	$187	$8,126	$8,313
Product warranty costs	1,601	3,084	4,685	1,346	2,454	3,800
Sales incentives	3,932	—	3,932	3,636	—	3,636
Personnel costs	905	343	1,248	792	443	1,235
Amounts due to related parties (see Note 19) (1)	1,069	100	1,169	718	—	718
Vehicle residual value guarantees	540	—	540	343	—	343
Income and other taxes	434	123	557	441	98	539
Workers’ compensation	40	235	275	43	234	277
Accrued interest (2)	96	—	96	301	—	301
Restructuring actions (see Note 21)	19	25	44	22	34	56
Other (3)	2,077	656	2,733	2,001	371	2,372
Total	$10,906	$13,145	$24,051	$9,830	$11,760	$21,590

(1)	Excludes amounts due to related parties for accrued interest separately discussed in (2) below.

(2)	Includes $215 million of accrued interest due to related parties as of December 31, 2013. Refer to Note 19, Other Transactions with Related Parties, for additional information.

(3)
As of December 31, 2014, the balance includes a $506 million obligation, $175 million current and $331 million non-current, associated with the MOU entered into with the UAW for continued support of our WCM programs. Included within the obligation is $9 million of interest accretion.

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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

The changes in accrued product warranty costs (excluding deferred revenue from service contracts described below, as well as supplier recoveries) were as follows (in millions of dollars):

	Years Ended December 31,
	2014	2013	2012
Balance at beginning of period	$3,800	$3,514	$3,318
Provision for current period warranties	2,443	1,810	1,735
Net adjustments to pre-existing warranties	616	120	(158)
Net warranty settlements	(2,105)	(1,593)	(1,414)
Translation and other adjustments	(69)	(51)	33
Balance at end of period	$4,685	$3,800	$3,514
We recognized recoveries from suppliers related to warranty claims of $113 million, $106 million and $105 million during the years ended December 31, 2014, 2013 and 2012, respectively, which are excluded from the change in warranty costs above.
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
The following summarizes the changes in deferred revenue from these contracts (in millions of dollars):

	Years Ended December 31,
	2014	2013	2012
Balance at beginning of period	$1,239	$1,075	$926
Deferred revenues for current period service contracts	763	680	600
Earned revenues in current period	(493)	(462)	(446)
Refunds of canceled contracts	(55)	(59)	(54)
Translation and other adjustments	(8)	5	49
Balance at end of period	$1,446	$1,239	$1,075

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 12. Financial Liabilities
The components of Financial liabilities were as follows (in millions of dollars):

	December 31, 2014
	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable Within One Year:
	Effective
Tranche B Term Loan due 2017	4.06%	(1)	$33	$33
Tranche B Term Loan due 2018	3.60%	(2)	18	18
Canadian Health Care Trust Notes:
Tranche A	6.48%	(3)	81	82
Tranche B	9.21%	(3)	23	23
Total Canadian Health Care Trust Notes			104	105
Mexican development banks credit facility due 2025	8.09%	(4)	26	26
	Weighted Average
Other:
Capital lease obligations	9.81%		75	67
Other financial obligations	18.03%		61	59
Total other financial liabilities			136	126
Total financial liabilities payable within one year			$317	$308

	Maturity	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable After One Year:
		Effective
Tranche B Term Loan due 2017	5/24/2017	4.06%	(1)	$3,109	$3,069
Tranche B Term Loan due 2018	12/31/2018	3.60%	(2)	1,719	1,697
Secured Senior Notes due 2019	6/15/2019	7.30%	(5)	2,875	2,948
Secured Senior Notes due 2021	6/15/2021	7.57%	(6)	3,080	3,183
Canadian Health Care Trust Notes:
Tranche A	6/30/2017	6.48%	(3)	196	204
Tranche B	6/30/2024	9.21%	(3)	345	352
Tranche C	6/30/2024	9.68%	(7)	108	94
Total Canadian Health Care Trust Notes				649	650
Mexican development banks credit facilities:
Credit facility due 2021	12/23/2021	7.00%	(8)	204	204
Credit facility due 2025	7/19/2025	8.09%	(4)	257	257
Total Mexican development banks credit facilities				461	461
		Weighted Average
Other:
Capital lease obligations	2016-2021	10.59%		350	328
Other financial obligations	2018-2024	13.66%		146	135
Total other financial liabilities				496	463
Total financial liabilities payable after one year				12,389	12,471
Total				$12,706	$12,779

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2013
	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable Within One Year:
	Effective
VEBA Trust Note	11.71%		$224	$221
Tranche B Term Loan due 2017	4.08%	(1)	30	30

Canadian Health Care Trust Notes:
Tranche A	7.38%	(3)	83	85
Tranche B	9.21%	(3)	24	24
Total Canadian Health Care Trust Notes			107	109
Mexican development banks credit facility due 2025	8.81%	(4)	30	30
	Weighted Average
Other:
Capital lease obligations	9.95%		64	55
Other financial obligations	15.14%		51	46
Total other financial liabilities			115	101
Total financial liabilities payable within one year			$506	$491

	Maturity	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable After One Year:
		Effective
VEBA Trust Note	7/15/2023	11.71%		$4,491	$3,971
Tranche B Term Loan due 2017	5/24/2017	4.08%	(1)	2,895	2,842
Secured Senior Notes due 2019	6/15/2019	8.21%	(5)	1,500	1,486
Secured Senior Notes due 2021	6/15/2021	8.44%	(6)	1,700	1,683
Canadian Health Care Trust Notes:
Tranche A	6/30/2017	7.38%	(3)	298	312
Tranche B	6/30/2024	9.21%	(3)	402	411
Tranche C	6/30/2024	9.68%	(7)	110	95
Total Canadian Health Care Trust Notes				810	818
Mexican development banks credit facilities:
Credit facility due 2021	12/23/2021	7.50%	(8)	229	229
Credit facility due 2025	7/19/2025	8.81%	(4)	318	318
Total Mexican development banks credit facilities				547	547
		Weighted Average
Other:
Capital lease obligations	2016-2020	11.04%		316	286
Other financial obligations	2015-2024	13.83%		191	177
Total other financial liabilities				507	463
Total financial liabilities payable after one year				12,450	11,810
Total				$12,956	$12,301

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)
Loan bears interest at LIBOR (subject to a 0.75 percent floor) + 2.75 percent. Interest has been reset every three months. Stated interest rate as of both December 31, 2014 and December 31, 2013 was 3.50 percent.

(2)
Loan bears interest at LIBOR (subject to a 0.75 percent floor) + 2.50 percent. Commencing in April 2014 interest has been reset every three months. Stated interest rate as of December 31, 2014 was 3.25 percent.

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
As of December 31, 2014, the carrying amounts of our financial obligations include fair value adjustments, premiums, discounts and loan origination fees totaling $73 million in excess of their face value related to the following obligations (in millions of dollars):

Tranche B Term Loan due 2017	$(40)
Tranche B Term Loan due 2018	(22)
Secured Senior Notes due 2019	73
Secured Senior Notes due 2021	103
Canadian Health Care Trust Notes	2
Liabilities for capital lease and other financial obligations	(43)
Total	$73
As of December 31, 2014, the aggregate annual contractual maturities of our financial liabilities at face value were as follows (in millions of dollars):

2015	$317
2016	315
2017	3,407
2018	1,887
2019	3,049
2020 and thereafter	3,731
Total	$12,706
New Debt Issuances and Prepayment of the VEBA Trust Note
On February 7, 2014, we and certain of our U.S. subsidiaries as guarantors entered into the following transactions to facilitate the prepayment of the senior unsecured note issued June 10, 2009 to the VEBA Trust, with an original face amount of $4,587 million ("VEBA Trust Note"):

•
New Senior Credit Facilities - a $250 million additional term loan under the existing tranche B term loan facility, which matures on May 24, 2017 (we collectively refer to the $250 million additional tranche B term loan and the $3.0 billion tranche B term loan, which was fully drawn on May 24, 2011, as the "Tranche B Term Loan due 2017"), and a new $1,750 million tranche B term loan ("Tranche B Term Loan due 2018") issued under the term loan credit facility that matures on December 31, 2018, which we collectively refer to as the "New Senior Credit Facilities";

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

•
Secured Senior Notes due 2019 - issuance of an additional $1,375 million aggregate principal amount of 8 percent secured senior notes ("Additional 2019 Notes"), due June 15, 2019, at an issue price of 108.25 percent of the aggregate principal amount; and

•
Secured Senior Notes due 2021 - issuance of an additional $1,380 million aggregate principal amount of 8 ¼ percent secured senior notes ("Additional 2021 Notes"), due June 15, 2021, at an issue price of 110.50 percent of the aggregate principal amount (together with the Additional 2019 Notes, the "Additional Notes").

The proceeds of these transactions were used to prepay all amounts outstanding of approximately $5.0 billion under the VEBA Trust Note, which included a principal payment of $4,715 million and interest accrued through February 7, 2014. The $4,715 million principal payment consisted of $128 million of interest that was previously capitalized as additional debt with the remaining $4,587 million representing the original face value of the note. The payment of capitalized interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Consolidated Statements of Cash Flows for the year ended December 31, 2014.
In connection with the prepayment of the VEBA Trust Note, we recorded a non-cash charge of $504 million in the first quarter of 2014, consisting primarily of the remaining unamortized debt discount. The charge is included in Loss on extinguishment of debt in the accompanying Consolidated Statements of Income.
Senior Credit Facilities and Secured Senior Notes
On May 24, 2011, we and certain of our U.S. subsidiaries as guarantors entered into the following arrangements:

•
Original Senior Credit Facilities - a $3.0 billion tranche B term loan maturing on May 24, 2017, which was fully drawn on May 24, 2011 and a $1.3 billion revolving credit facility that matures on May 24, 2016 (“Revolving Facility”) and remains undrawn, which we collectively refer to as the "Original Senior Credit Facilities";

•	Secured Senior Notes due 2019 - issuance of $1.5 billion of 8 percent secured senior notes due June 15, 2019 (“Original 2019 Notes”); and

•	Secured Senior Notes due 2021 - issuance of $1.7 billion of 8 ¼ percent secured senior notes due June 15, 2021 (“Original 2021 Notes”).
Senior Credit Facilities
The Original Senior Credit Facilities and the New Senior Credit Facilities (collectively the "Senior Credit Facilities") are with a syndicate of private sector lenders.
We amended and restated our credit agreement dated as of May 24, 2011 (“Original Senior Credit Agreement”) among us and the lenders party thereto. The amendments to the Original Senior Credit Agreement were given effect in the amended and restated credit agreement, dated as of June 21, 2013 (“Senior Credit Agreement”). On December 23, 2013 we re-priced the $3.0 billion tranche B term loan maturing May 24, 2017 governed by the Senior Credit Agreement. On February 7, 2014, we issued the New Senior Credit Facilities, as described above.
The Original Senior Credit Agreement provided for a $3.0 billion tranche B term loan that was to mature on May 24, 2017, which was fully drawn on May 24, 2011 and a $1.3 billion revolving credit facility that was to mature on May 24, 2016, which was undrawn. The maturity dates did not change under the Senior Credit Agreement. On February 7, 2014, an additional $250 million was issued under the tranche B term loan maturing May 24, 2017. The Revolving Facility may be borrowed and repaid from time to time until the maturity date and remains undrawn as of December 31, 2014.
The amendment in June 2013 reduced the applicable interest rate spreads on the Original Senior Credit Facilities by 1.50 percent per annum and reduced the rate floors applicable to the $3.0 billion tranche B term loan by 0.25 percent per annum. As a result, all amounts outstanding under the Revolving Facility will bear interest, at our option, either at a base rate plus 2.25 percent per annum or at LIBOR plus 3.25 percent per annum. The subsequent re-pricing in December 2013 further reduced the applicable interest rate spreads and interest rate floors applicable to the $3.0 billion tranche B term loan by an additional 0.50 percent and 0.25 percent, respectively, per annum. All amounts outstanding under the Tranche B Term Loan due 2017 will bear

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

interest, at our option, either at a base rate plus 1.75 percent per annum or at LIBOR plus 2.75 percent per annum, subject to a base rate floor of 1.75 percent per annum or a LIBOR floor of 0.75 percent per annum, respectively. We currently accrue interest based on LIBOR.
In addition, the amendment in June 2013 reduced the commitment fee payable on the Revolving Facility to 0.50 percent per annum, which was reduced to 0.375 percent per annum during 2014 after we achieved a specified consolidated leverage ratio, of the daily average undrawn portion of the Revolving Facility. The commitment fee remains payable quarterly in arrears.
Certain negative covenants in the Original Senior Credit Agreement were also amended, including limitations on incurrence of indebtedness and certain limitations on restricted payments, which include dividends. Under the Senior Credit Agreement, the restricted payment capacity was increased to an amount not to exceed 50 percent of our cumulative consolidated net income, as defined in the Senior Credit Agreement, since January 1, 2012.
In connection with the June 21, 2013 amendment and December 23, 2013 re-pricing, lenders party to the $3.0 billion tranche B term loan that held $790 million of the outstanding principal balance either partially or fully reduced their holdings. These reductions were accounted for as debt extinguishments. The remaining holdings were analyzed on a lender-by-lender basis and accounted for as debt modifications. The outstanding principal balance on the $3.0 billion tranche B term loan did not change, as new and continuing lenders acquired the $790 million.
We paid $38 million related to the call premium and other fees to re-price and amend the Original Senior Credit Agreement and to re-price the $3.0 billion tranche B term loan, of which $30 million was deferred and will be amortized over the remaining terms of the Original Senior Credit Facilities. We recognized a $24 million loss on extinguishment of debt, which included the write off of $13 million of unamortized debt discounts and $3 million of unamortized debt issuance costs associated with the Original Senior Credit Facilities, as well as $8 million of the call premium and fees noted above.
The outstanding principal amount of the Tranche B Term Loan due 2017 is payable in equal quarterly installments of $8.1 million, with the remaining balance due at maturity. No scheduled principal payments are required on amounts drawn on the Revolving Facility until the maturity date of the facility.
The outstanding principal amount of the Tranche B Term Loan due 2018 is payable in equal quarterly installments of $4.4 million, commencing on June 30, 2014 with the remaining balance due at maturity. The Tranche B Term Loan due 2018 bears interest, at our option, either at a base rate plus 1.50 percent per annum or at LIBOR plus 2.50 percent per annum, subject to a base rate floor of 1.75 percent per annum or a LIBOR floor of 0.75 percent per annum, respectively.
As of December 31, 2014, we may prepay, refinance or re-price the Tranche B Term Loan due 2017 and the Tranche B Term Loan due 2018 without premium or penalty.
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
The Senior Credit Facilities are secured by a senior priority security interest in substantially all of our assets and the assets of our U.S. subsidiary guarantors, subject to certain exceptions. The collateral includes 100 percent of the equity interests in our domestic subsidiaries and 65 percent of the equity interests in certain foreign subsidiaries held directly by us and our U.S. subsidiary guarantors.
The senior credit agreements governing the Senior Credit Facilities include a number of affirmative covenants, many of which are customary, including, but not limited to, the reporting of financial results and other developments, compliance with laws, payment of taxes, maintenance of insurance and similar requirements. The senior credit agreements also contain several negative covenants, including but not limited to, (i) limitations on incurrence, repayment and prepayment of indebtedness; (ii) limitations on incurrence of liens; (iii) limitations on making restricted payments, including a limit on declaring dividends

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

or making distributions to our members; (iv) limitations on transactions with affiliates, swap agreements and sale and leaseback transactions; (v) limitations on fundamental changes, including certain asset sales and (vi) restrictions on certain subsidiary distributions. In addition, the senior credit agreements require us to maintain a minimum ratio of borrowing base to covered debt, as well as a minimum liquidity of $3.0 billion, which includes any undrawn amounts on the Revolving Facility.
The senior credit agreements governing the Senior Credit Facilities contain a number of events of default related to, (i) failure to make payments when due; (ii) failure to comply with covenants; (iii) breaches of representations and warranties; (iv) certain changes of control; (v) cross-default with certain other debt and hedging agreements and (vi) the failure to pay or post bond for certain material judgments. As of December 31, 2014 we were in compliance with all covenants under the senior credit agreements.
Subsequent to the new debt issuances in 2014, and subject to the limitations in the senior credit agreements governing the Senior Credit Facilities and the indenture governing our secured senior notes, as described below, we have the option to increase the amount of the Revolving Facility in an aggregate principal amount not to exceed $700 million, subject to certain conditions.
Secured Senior Notes
We entered into an indenture with FCA Co-Issuer Inc., formerly known as CG Co-Issuer Inc., (“FCA Co-Issuer”) our 100 percent owned special purpose finance subsidiary, certain of our 100 percent owned U.S. subsidiaries (“Guarantors”) and Wilmington Trust FSB, as trustee and Citibank, N.A. as collateral agent, paying agent, registrar and authenticating agent, pursuant to which we issued the Original 2019 Notes and the Original 2021 Notes, collectively referred to as the “Original Notes.” The Original Notes were issued at par and were sold in a private placement to (i) qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and (ii) outside the United States to persons who are not U.S. persons (as defined in Rule 902 of Regulation S under the Securities Act) in compliance with Regulation S under the Securities Act.
In connection with the offering of the Original Notes, we entered into a registration rights agreement with the initial purchasers of the Original Notes. Under the terms of the registration rights agreement, we agreed to register notes having substantially identical terms as the Original Notes with the Securities and Exchange Commission (“SEC”) as part of an offer to exchange freely tradable exchange notes for the Original Notes. On December 29, 2011, and subject to the terms and conditions set forth in our prospectus, we commenced an offer to exchange our new freely tradable 8 percent secured senior notes due 2019 for the outstanding Original 2019 Notes and our new freely tradable 8 ¼ percent secured senior notes due 2021 for the outstanding Original 2021 Notes.
On February 1, 2012, our offers to exchange the Original 2019 Notes and Original 2021 Notes expired. Substantially all of the Original Notes were tendered for freely tradable notes. The holders of the notes received an equal principal amount of freely tradable 8 percent secured senior notes due 2019 for the Original 2019 Notes and an equal principal amount of freely tradable 8 ¼ percent secured senior notes due 2021 for the Original 2021 Notes. The form and terms of the freely tradable notes are identical in all material respects to the Original Notes, except that the freely tradable notes do not contain restrictions on transfer.
On February 7, 2014 we issued the Additional Notes, and in connection with such issuance, we entered into a registration rights agreement with the initial purchasers of the Additional Notes. Under the terms of the registration rights agreement, we agreed to register notes having substantially identical terms as the respective Additional Notes with the SEC as part of an offer to exchange freely tradable notes for the Additional Notes. On April 7, 2014 and subject to the terms and conditions set forth in the Additional Notes prospectus, we commenced an offer to exchange the freely tradable 8 percent secured senior notes due 2019 for the outstanding Additional 2019 Notes and the freely tradable 8 ¼ percent secured senior notes due 2021 for the outstanding Additional 2021 Notes. Each of the freely tradable 2019 notes and 2021 notes are identical in all material respects to our existing notes. The freely tradable 8 percent secured senior notes due 2019 and 8 ¼ percent secured senior notes due 2021 issued in 2011 and 2014 are referred to as the “2019 Notes” and “2021 Notes”, respectively. The 2019 Notes and 2021 Notes are collectively referred to as the "Notes."
On May 5, 2014, our offers to exchange the Additional Notes expired. Substantially all of the Additional Notes were tendered for Notes. The holders of the Additional Notes who tendered their notes received an equal principal amount of 2019 Notes for the Additional 2019 Notes and an equal principal amount of 2021 Notes for the Additional 2021 Notes. The form and terms of

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

the 2019 Notes and 2021 Notes are identical in all material respects to the Additional Notes, except that the 2019 Notes and 2021 Notes do not contain restrictions on transfer.
Interest on each series of the secured senior notes is payable semi-annually, in June and December of each year, to the holders of record of such secured senior notes at the close of business on June 1 or December 1, respectively, preceding such interest payment date.
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
The secured senior notes are secured by a security interest that is junior to that of the Senior Credit Facilities in substantially all of our assets and the assets of our U.S. subsidiary guarantors, subject to certain exceptions. The collateral includes 100 percent of the equity interests in our domestic subsidiaries and 65 percent of the equity interests in certain foreign subsidiaries held directly by us and our U.S. subsidiary guarantors.
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
The indenture provides for customary events of default, including but not limited to, (i) nonpayment; (ii) breach of covenants in the indenture; (iii) payment defaults or acceleration of other indebtedness; (iv) a failure to pay certain judgments and (v) certain events of bankruptcy, insolvency and reorganization. If certain events of default occur and are continuing, the trustee or the holders of at least 25 percent in aggregate of the principal amount of the Notes outstanding under one of the series may declare all of the Notes of that series to be due and payable immediately, together with accrued interest, if any. As of December 31, 2014, we were in compliance with all covenants under the indenture.
During the year ended December 31, 2014, we made net interest payments of $452 million on the outstanding secured senior notes. The $452 million of net interest payments were composed of $426 million that is included as a component of Net Cash Provided by Operating Activities in the accompanying Consolidated Statements of Cash Flows for the year ended December 31, 2014, and $26 million related to the repayment of the debt issuance premium on the Additional Notes, which is included in Net Cash Used in Financing Activities in the accompanying Consolidated Statements of Cash Flows for the year ended December 31, 2014.
During each of the years ended December 31, 2013 and 2012, we made interest payments of $260 million on the outstanding Notes, which are included in Net Cash Provided by Operating Activities in the accompanying Consolidated Statements of Cash Flows.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

Canadian Health Care Trust Notes
On December 31, 2010, FCA Canada Inc., formerly known as Chrysler Canada Inc., (“FCA Canada”) issued four unsecured promissory notes to an independent Canadian Health Care Trust (“HCT”) in an initial aggregate face value of $976 million ($974 million Canadian dollar, “CAD”), which we collectively refer to as the Canadian HCT Notes. These notes were issued as part of the settlement of its obligations with respect to retiree health care benefits for National Automobile, Aerospace, Transportation and General Workers Union of Canada (“CAW”, now part of Unifor) represented employees, retirees and dependents, which we refer to as the Canadian Health Care Trust Settlement Agreement. In addition, the Canadian HCT Notes had accrued interest from January 1, 2010 through December 31, 2010 of $80 million ($80 million CAD) and a $31 million ($31 million CAD) net premium.
The terms of each of the notes are substantially similar and provide that each note will rank pari passu with all existing and future unsecured and unsubordinated indebtedness for borrowed money of FCA Canada, and that FCA Canada will not incur indebtedness for borrowed money that is senior in any respect in right of payment to the notes.
Payments on the Canadian HCT Notes are due on June 30 of each year unless that day is not a business day in Canada, in which case payments are due on the next business day (“Scheduled Payment Date”). Interest is accrued at the stated rate of 9.0 percent per annum for the Canadian HCT tranche A and B notes. Accrued interest in excess of payments on the Canadian HCT tranche A and B notes is capitalized as additional debt on the Scheduled Payment Date. We are not required to make a payment on the Canadian HCT tranche C note until 2020. However, interest accrued at the stated rate of 7.5 percent per annum on the Canadian HCT tranche C note will be capitalized as additional debt on the Scheduled Payment Date through 2019. In July 2014, July 2013 and June 2012, $21 million, $25 million and $74 million, respectively, of interest accrued in excess of the scheduled payments was capitalized as additional debt.
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
In July 2013, we made a scheduled payment on the Canadian HCT Tranche B note of $66 million, which was composed of $44 million of interest accrued through the payment date and $22 million of interest that was previously capitalized as additional debt.
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
In 2012, we made payments of $44 million on the Canadian HCT Notes, which included principal and interest accrued through the payment dates. The Canadian HCT tranche D note was fully repaid in 2012.
The payments of capitalized interest are included as a component of Net Cash Provided by Operating Activities in the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

Mexico Development Banks Credit Facilities
In July 2010, FCA Mexico, S.A. de C.V., formerly known as Chrysler de Mexico, S.A. de C.V., (“FCA Mexico”) our principal operating subsidiary in Mexico, entered into a financing arrangement with certain Mexican development banks which provides for a 15 year amortizing term loan facility equal to the Mexican peso equivalent of $400 million. The facility was fully drawn during July 2010 and was funded in Mexican pesos. Any amounts repaid on the facility cannot be re-borrowed.
In December 2011, FCA Mexico entered into a financing arrangement with certain Mexican development banks which provides for a ten year amortizing term loan facility of 3.0 billion Mexican pesos. The facility was fully drawn during December 2011 and was funded in Mexican pesos. Principal payments on the loan are not required until 2016, and any amounts repaid cannot be re-borrowed.
The terms of these loans are similar. FCA Mexico placed certain of its assets in special purpose trusts to secure repayment of the loans, including certain receivables and property, plant and equipment. As of December 31, 2014 and 2013, FCA Mexico had $44 million and $56 million, respectively, of cash on deposit with the trusts, which is included in Prepaid expenses and other assets in the accompanying Consolidated Balance Sheets. The loans require compliance with certain covenants, including, but not limited to, limitations on liens, incurrence of debt and asset sales. As of December 31, 2014, we were in compliance with all covenants under the facilities.
VEBA Trust Note
On June 10, 2009, and in accordance with the terms of a settlement agreement between us and the UAW, we issued a senior unsecured note with a face value of $4,587 million to the VEBA Trust. The VEBA Trust Note had an implied interest rate of 9.0 percent per annum and required annual payments of principal and interest on July 15. Scheduled VEBA Trust Note payments through 2012 did not fully satisfy the interest accrued at the implied rate of 9.0 percent per annum. In accordance with the agreement, the difference between a scheduled payment and the accrued interest through June 30 of the payment year was capitalized as additional debt on an annual basis. In July 2013, we made a scheduled payment of $600 million, which was composed of $441 million of interest accrued through the payment date and $159 million of interest that was previously capitalized as additional debt. In July 2012, we made a scheduled payment of $400 million on the VEBA Trust Note and $38 million of accrued interest was capitalized as additional debt.
The payment of capitalized interest is included as a component of Net Cash Provided by Operating Activities in the accompanying Consolidated Statements of Cash Flows.
As discussed above, the VEBA Trust Note was prepaid on February 7, 2014.
Gold Key Lease
We previously used special purpose entities to securitize future lease payments and vehicle residual values for the portfolio of vehicles under our Gold Key Lease financing program. We were the sole beneficiary of the consolidated assets from these VIEs and accordingly, we were considered to be the primary beneficiary. FCA Canada maintained our Gold Key Lease vehicle lease portfolio. The related vehicles were leased to Canadian consumers and were financed by asset-backed securitization facilities, as well as a 5.0 billion CAD secured revolving credit facility. In June 2012, we repaid the remaining outstanding balance of the asset-backed note payable. These obligations were primarily repaid out of collections from the operating leases and proceeds from the sales of the related vehicles. The Gold Key Lease program has wound down and the associated secured revolving credit facility was terminated effective October 10, 2014. No vehicles were added to the portfolio during the years ended December 31, 2014, 2013 or 2012.
Amounts Available for Borrowing under Credit Facilities
As of December 31, 2014, our $1.3 billion revolving credit facility remains undrawn and the Tranche B Term Loan due 2017, the Tranche B Term Loan due 2018 and the Mexican development banks credit facilities remain fully drawn.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 13. Income Taxes
The following table summarizes income (loss) before income taxes by jurisdiction (in millions of dollars):

	Years Ended December 31,
	2014	2013	2012
United States	$851	$1,162	$971
Foreign	706	1,042	971
Total	$1,557	$2,204	$1,942
The following table summarizes the allocation of income tax expense (benefit) as follows (in millions of dollars):

	Years Ended December 31,
	2014	2013	2012
Income from continuing operations	$348	$(553)	$274
Other comprehensive income	(54)	191	(5)
Total	$294	$(362)	$269
The following table summarizes income tax expense (benefit) (in millions of dollars):

	Years Ended December 31,
	2014	2013	2012
Current income tax expense:
Federal	$—	$—	$—
Foreign	496	369	267
State and local	8	11	7
	504	380	274
Deferred income tax (benefit) expense:
Federal	34	—	—
Foreign	(190)	(851)	8
State and local	—	(82)	(8)
	(156)	(933)	—
Total	$348	$(553)	$274

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

The significant components of deferred tax (benefit) expense were as follows (in millions of dollars):

	Years Ended December 31,
	2014	2013	2012
Deferred tax expense (benefit) (exclusive of the items below)	$(175)	$29	$15
Benefits of operating gain (loss) carryforwards	33	(10)	(12)
Adjustment due to changes in enacted tax rates or laws	(1)	4	(3)
Decrease in beginning-of-the-year valuation allowance (1)	(13)	(956)	—
Total	$(156)	$(933)	$—

(1)
In December 2013, we recognized a $962 million non-cash tax benefit related to the release of valuation allowances on certain deferred tax assets which is comprised of $956 million related to the beginning-of-the-year valuation allowance and $6 million related to current year activity.

Provisions are made for estimated foreign income taxes, less available tax credits and deductions, which may be incurred on the future repatriation of our share of our subsidiaries’ undistributed cumulative earnings which are not deemed to be indefinitely reinvested. There were no provisions recorded on temporary differences of approximately $1,935 million for U.S. income taxes and approximately $2,648 million for foreign withholding taxes because these differences are indefinite in duration. This amount may become taxable upon a repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries. There are no plans to repatriate the retained earnings from these subsidiaries, as the earnings are indefinitely reinvested. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.
A reconciliation of income tax (benefit) expense provided using the U.S. federal statutory tax rate of 35 percent to actual income taxes was as follows (in millions of dollars):

	Years Ended December 31,
	2014	2013	2012
Tax expense at U.S. federal statutory tax rate	$545	$771	$680
Limited liability company income not subject to federal or state taxes	(258)	(348)	(296)
Adjustment to taxes receivable	—	(1)	2
Valuation allowances	75	(956)	(77)
Foreign statutory rate difference	(77)	(94)	(83)
Non-deductible expenses	31	24	9
Withholding taxes	15	77	27
Foreign currency translation	(1)	(26)	10
Prior year tax return adjustments	15	(8)	4
Other	3	8	(2)
	$348	$(553)	$274
Effective income tax rate	22%	(25)%	14%
For the year ended December 31, 2014, the relationship between income tax (benefit) expense and the U.S. federal statutory tax rate differs primarily due to income generated by us and certain of our 100 percent owned U.S. subsidiaries as we are a limited liability company (“LLC”) taxed as a partnership and substantially all of our 100 percent owned U.S. subsidiaries are LLCs that are disregarded entities for U.S. federal tax purposes. In addition, we experience differences between foreign statutory tax rates and the U.S. federal statutory tax rate.
For the year ended December 31, 2013, the relationship between income tax (benefit) expense and the U.S. federal statutory tax rate differs primarily due to the release of the valuation allowances on certain of our net deferred tax assets. The difference is

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

also due to income generated by us and certain of our 100 percent owned U.S. subsidiaries as we are an LLC taxed as a partnership and substantially all of our 100 percent owned U.S. subsidiaries are LLCs that are disregarded entities for U.S. federal tax purposes. In addition, we experience differences between foreign statutory tax rates and the U.S. federal statutory tax rate.
For the year ended December 31, 2012, the relationship between income tax (benefit) expense and the U.S. federal statutory tax rate differs primarily due to income generated by us and certain of our 100 percent owned U.S. subsidiaries as we are an LLC taxed as a partnership and substantially all of our 100 percent owned U.S. subsidiaries are LLCs that are disregarded entities for U.S. federal tax purposes. In addition, we experience differences between foreign statutory tax rates and the U.S. federal statutory tax rate.
As of December 31, 2014, we had approximately $89 million of total unrecognized tax benefits on uncertain tax positions. These are tax contingencies recorded, that if reversed due to a successful outcome, would favorably affect the income tax rate in future periods. Our practice is to recognize interest and penalties on uncertain tax positions in income tax expense. During the years ended December 31, 2014, 2013, and 2012, net interest and penalty of $3 million, $(3) million and $3 million, respectively, was recognized in income tax expense (benefit). Accrued interest on uncertain tax positions was $15 million and $12 million as of December 31, 2014 and 2013, respectively.
We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2014, the Company is subject to U.S. federal tax examinations by tax authorities for the years 2011 through 2013. The Company is subject to state and local or foreign income tax examinations for tax years 2007 through 2013.
A reconciliation of unrecognized tax benefits was as follows (in millions of dollars):

	Years Ended December 31,
	2014	2013	2012
Unrecognized tax benefits at beginning of period	$83	$101	$140
Settlements with tax authorities	(3)	(6)	(34)
Gross increases for tax positions of prior years	23	10	32
Gross decreases for tax positions of prior years	(7)	(17)	(37)
Exchange rate differences	(7)	(5)	—
Unrecognized tax benefits at end of period	$89	$83	$101

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

Deferred tax assets and liabilities result from differences between assets and liabilities measured for financial reporting purposes and those measured for income tax return purposes. The table below summarizes the significant components of deferred tax assets and liabilities (in millions of dollars):

	December 31, 2014	December 31, 2013
Deferred Tax Assets
Accrued expenses	$598	$535
Postretirement health care and life insurance benefits	389	416
Property, plant and equipment	8	6
Pension liabilities and assets	126	41
U.S. Federal and Foreign NOL carryforwards	107	111
State and local taxes, including state NOL	114	107
Tax credit carryforwards	26	32
Other	121	61
Total Gross Deferred Tax Assets	1,489	1,309
Less: valuation allowance	(227)	(151)
Total Net Deferred Tax Assets	1,262	1,158
Deferred Tax Liabilities
Property, plant and equipment	253	315
State and local taxes, including state NOL	69	63
Lease transactions	2	1
Other	133	133
Total Deferred Tax Liabilities	457	512
Net Deferred Tax Assets	$805	$646
The 2014 state deferred tax assets consist of accrued expenses of $52 million, postretirement healthcare and life insurance benefits of $12 million, pension liabilities and assets of $32 million, and state net operating losses carryforward of $18 million. The 2014 state deferred tax liabilities consist of property, plant and equipment of $51 million and other deferred tax liabilities of $18 million, which includes deferred tax liabilities for indefinite-life intangible assets of $16 million.
The 2013 state deferred tax assets consist of accrued expenses of $39 million, postretirement health care and life insurance benefits of $35 million, pension liabilities and assets of $28 million, and state net operating losses carryforward of $5 million. The 2013 state deferred tax liabilities consist of property, plant and equipment of $46 million and other deferred tax liabilities of $17 million, which includes deferred tax liabilities for indefinite-life intangible assets of $12 million.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

Deferred tax assets included the following tax credit and net operating loss (“NOL”) carryforwards (in millions of dollars):

		December 31, 2014		December 31, 2013
	Expiration	Deferred Tax Asset	Valuation Allowance	Deferred Tax Asset	Valuation Allowance
Tax credit carryforwards:
U.S.	Indefinite	$1	$—	$—	$—
Canada	2015 - 2029	—	—	3	—
Mexico	2015 - 2016	23	(21)	27	(23)
Other Foreign	2015 - 2020	2	(2)	2	(2)
Total		26	(23)	32	(25)
NOL carryforwards:
U.S. NOLs, net	2015 - 2032	19	(1)	5	(3)
Foreign NOLs, net
Mexico	2017 - 2023	—	—	31	(31)
Other	2015 - 2032	23	(23)	9	(9)
	Indefinite	83	(83)	71	(71)
Total		$125	$(107)	$116	$(114)
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
On the basis of this evaluation, as of December 31, 2014, a valuation allowance of $227 million has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses becomes present.
As of December 31, 2013, we concluded that positive evidence, including achievement of sustained profitability, outweighed our negative evidence and as a result we released a majority of our valuation allowances with respect to our net deferred tax assets. As of December 31, 2013, our valuation allowance on net deferred tax assets was $151 million.
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
The National Development and Reform Commission of the Government of the People’s Republic of China ("NDRC") initiated an investigation of Chrysler Group (China) Sales Limited ("CGCSL") a 100 percent owned subsidiary of the Company, relating to the Company’s compliance with the Chinese Anti-Monopoly Law ("AML"). During the third quarter of 2014, the NDRC

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

announced the imposition on CGCSL of a fine, which was paid, in the amount of 31.682 million renminbi ("RMB") (approximately $5.1 million) a result of past practices or acts that were deemed to violate the AML.
Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. We establish an accrual in connection with pending or threatened litigation if a loss is probable and can be reasonably estimated. Since these accruals represent estimates, it is reasonably possible that the resolution of some of these matters could require us to make payments in excess of the amounts accrued. It is also reasonably possible that the resolution of some of the matters for which accruals could not be made may require us to make payments in an amount or range of amounts that could not be reasonably estimated at December 31, 2014.
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
Commercial Commitments
Certain major tier one and other automotive suppliers have short-term liquidity constraints due to the lack of available credit. In certain circumstances, we have provided financial support to such suppliers to avoid prolonged interruptions in the supply of components to us. Financial support includes, but, is not limited to, parts re-pricing, debtor-in-possession loans, bridge loans, inventory financing and capital expenditures advances. In addition to parts re-pricing actions, we have recorded net charges of $16 million, $34 million and $19 million for financing support to suppliers for the years ended December 31, 2014, 2013 and 2012, respectively, which are included in Cost of sales in the accompanying Consolidated Statements of Income.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

Restricted Cash
Restricted cash, which includes cash equivalents, was $310 million as of December 31, 2014. Restricted cash included $221 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler AG and $89 million of collateral for other contractual agreements.
Concentrations
Suppliers
Although we have not experienced any deterioration in our annual production volumes as a result of materials or parts shortages, we have from time to time experienced short term interruptions and variability in quarterly production schedules as a result of temporary supply constraints or disruptions in the availability of raw materials, parts and components as a result of natural disasters and other unexpected events. Additionally, we regularly source systems, components, parts, equipment and tooling from a sole provider or limited number of providers. Therefore, we are at risk for production delays and losses should any supplier fail to deliver goods and services on time. We continuously work with our suppliers to monitor potential supply constraints and to mitigate the effects of any emerging shortages on our production volumes and revenues. We also maintain insurance coverage for certain losses we might incur due to shortages or other supplier disruptions. During the year ended December 31, 2012, we recognized insurance recoveries totaling $76 million related to losses sustained in 2011 due to supply disruptions. These recoveries were recognized as a reduction to Cost of sales in the accompanying Consolidated Statements of Income. The proceeds from these recoveries were fully collected as of December 31, 2012. There were no similar significant insurance recoveries during the years ended December 31, 2014 and 2013.
Employees
In the U.S. and Canada combined, substantially all of our hourly employees and approximately 19 percent of our salaried employees were represented by unions under collective bargaining agreements, which represented approximately 66 percent of our worldwide workforce as of December 31, 2014. The UAW and Unifor represent substantially all of these represented employees in the U.S. and Canada, respectively.
On January 21, 2014, we entered into the MOU with the UAW to supplement our existing collective bargaining agreement. In exchange for the UAW's legally enforceable specific commitment to continue to support the implementation of WCM programs throughout our manufacturing facilities, to facilitate benchmarking across all of our manufacturing plants and to actively assist in the achievement of our long-term business plan, we agreed to make payments totaling $700 million to be paid in four equal annual installments. At the direction of the UAW, the payments are to be made to the VEBA Trust. As the MOU was negotiated and executed concurrently with the Equity Purchase Agreement described above and as Fiat was a related party to us and the UAW and the VEBA Trust were related parties, the two agreements were accounted for by Fiat as a single commercial transaction with multiple elements. As a result, the fair value of the total consideration paid under the Equity Purchase Agreement and the MOU was allocated to the various elements acquired by Fiat and us. Due to the unique nature and inherent judgment involved in determining the fair value of the UAW’s commitments under the MOU, a residual value methodology was used to determine the portion of the consideration paid attributable to the UAW’s commitments. We have reflected in the accompanying consolidated financial statements only the impacts of these transactions that are related to us. Refer to Note 19, Other Transactions with Related Parties, for a discussion of the accounting for these transactions.
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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

Under the financing arrangement, SCUSA has agreed to specific transition milestones for the initial year following launch. We have deemed SCUSA’s performance toward the milestones satisfactory and agreed that the SCUSA Agreement will have a ten year term commencing February 2013, subject to early termination in certain circumstances, including the failure by a party to comply with certain of its ongoing obligations under the SCUSA Agreement. In accordance with the terms of the agreement, SCUSA provided us an upfront, nonrefundable payment of $150 million in May 2013, which was recognized as Deferred revenue and is being amortized over ten years. As of December 31, 2014, $125 million remained in Deferred revenue in the accompanying Consolidated Balance Sheets.
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
In accordance with the terms of the Ally Agreement, we were obligated for one year subsequent to the termination of the agreement to repurchase Ally-financed dealer inventory that was acquired on or before April 30, 2013 upon certain triggering events and with certain exceptions, in the event of an actual or constructive termination of a dealer’s franchise agreement, including in certain circumstances when Ally forecloses on all assets of a dealer securing financing provided by Ally. These obligations excluded vehicles that have been damaged or altered, that were missing equipment or that had excessive mileage or an original invoice date that was more than one year prior to the repurchase date. As of May 1, 2014, we were no longer obligated to repurchase dealer inventory acquired prior to April 30, 2013 that was financed by Ally.
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
As of December 31, 2014, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $313 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at December 31, 2014, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made, net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

Arrangements with Key Suppliers
From time to time, in the ordinary course of our business, we enter into various arrangements with third party key suppliers in order to establish strategic and technological advantages. A limited number of these arrangements contain unconditional purchase obligations to purchase a fixed or minimum quantity of goods and/or services with fixed and determinable price provisions. Purchases under our arrangements with third parties were $265 million, $222 million and $437 million for the years ended December 31, 2014, 2013 and 2012, respectively. During the year ended December 31, 2014, we increased our purchase obligations with certain suppliers. Future minimum purchase obligations under our arrangements as of December 31, 2014 were as follows (in millions of dollars):

2015	$286
2016	302
2017	213
2018	200
2019	119
2020 and thereafter	99
In addition, certain of the arrangements we have entered into with FCA contain unconditional purchase obligations to purchase a fixed or minimum quantity of goods and/or services with fixed and determinable price provisions. During the year ended December 31, 2014, we increased our purchase obligations with FCA. Purchases under our arrangements were $1,094 million, $372 million and $383 million for the years ended December 31, 2014, 2013 and 2012, respectively. Future minimum purchase obligations under our arrangements as of December 31, 2014 were as follows (in millions of dollars):

2015	$99
2016	100
2017	103
2018	103
2019	97
2020 and thereafter	116
We also enter into similar arrangements containing unconditional purchase obligations to purchase a minimum quantity of goods for which pricing is variable, and therefore do not have fixed and determinable future payment streams. Under these arrangements we are obligated to make payments or receive reimbursements if our purchase volumes are outside a specified range of values. Purchases from third parties under these arrangements were $840 million, $412 million and $441 million for the years ended December 31, 2014, 2013 and 2012, respectively. We did not have any purchases from unconsolidated related companies under these arrangements.
Lease Commitments
The majority of our lease payments are for operating leases. As of December 31, 2014, the future minimum rental commitments under operating leases with non-cancelable lease terms in excess of one year were as follows (in millions of dollars):

2015	$148
2016	134
2017	108
2018	83
2019	70
2020 and thereafter	161

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

Future minimum lease commitments have not been reduced by minimum sublease rental income of $49 million due in the future under non-cancelable subleases. Rental expense under operating leases was $198 million, $187 million and $174 million for the years ended December 31, 2014, 2013 and 2012, respectively. We received sublease rentals of $18 million, $21 million and $20 million during the years ended December 31, 2014, 2013 and 2012, respectively.
Note 15. Fair Value Measurements
The following summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions of dollars):

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$12,081	$2,457	$—	$14,538
Restricted cash	310	—	—	310
Derivatives:
Currency forwards and swaps	—	238	—	238
Commodity swaps and options	—	1	4	5
Total	$12,391	$2,696	$4	$15,091
Liabilities:
Derivatives:
Currency forwards and swaps	$—	$169	$—	$169
Commodity swaps and options	—	38	9	47
Total	$—	$207	$9	$216

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$12,129	$1,215	$—	$13,344
Restricted cash	333	—	—	333
Derivatives:
Currency forwards and swaps	—	119	—	119
Commodity swaps and options	—	8	6	14
Total	$12,462	$1,342	$6	$13,810
Liabilities:
Derivatives:
Currency forwards and swaps	$—	$15	$—	$15
Commodity swaps and options	—	11	3	14
Total	$—	$26	$3	$29
During the years ended December 31, 2014 and 2013, there were no transfers between Level 1 and Level 2 or into or out of Level 3.
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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

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
The following summarizes the changes in Level 3 items measured at fair value on a recurring basis (in millions of dollars):

	Years Ended December 31,
	2014	2013	2012
Derivatives Assets (Liabilities):
Fair Value at beginning of the period	$3	$9	$(35)
Total realized and unrealized gains (losses):
Included in Net income (1)	21	8	(30)
Included in Other comprehensive income (loss) (2)	(10)	(3)	45
Settlements (3)	(19)	(11)	29
Fair value at end of the period	$(5)	$3	$9
Changes in unrealized gains (losses) relating to instruments held at end of period (1)	$(1)	$—	$—

(1)	The related realized and unrealized gains (losses) are recognized in Cost of sales in the accompanying Consolidated Statements of Income.

(2)	The related realized and unrealized gains (losses) are recognized in Other comprehensive income (loss) in the accompanying Consolidated Statements of Comprehensive Income (Loss).

(3)	There were no purchases, issuances or sales during the years ended December 31, 2014, 2013 and 2012.
The following summarizes the unobservable inputs related to Level 3 items measured at fair value on a recurring basis as of December 31, 2014:

	Net Liability (in millions of dollars)	Valuation Technique	Unobservable Input	Range	Unit of Measure
Commodity swaps	$(5)	Discounted	Platinum forward points	$ 0.12 — $ 11.45	Per troy ounce
		cash flow	Palladium forward points	$ 0.02 — $ 3.29	Per troy ounce
			Natural gas forward points	$ (0.66) — $ (0.11)	Per giga-joule
The forward points that were used in the valuation of platinum, palladium and certain natural gas contracts were deemed unobservable. Significant increases or decreases in any of the unobservable inputs in isolation would not significantly impact our fair value measurements.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

The carrying amounts and estimated fair values of our financial instruments were as follows (in millions of dollars):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$14,538	$14,538	$13,344	$13,344
Restricted cash	310	310	333	333
Financial liabilities (1)	12,779	13,213	12,301	13,407
Derivatives:
Included in Prepaid expenses and other assets and Advances to related parties and other financial assets	243	243	133	133
Included in Accrued expenses and other liabilities	216	216	29	29

(1)
As of December 31, 2014, the fair value of Financial liabilities includes $11.3 billion and $1.9 billion measured utilizing Level 2 and Level 3 inputs, respectively. As of December 31, 2013, the fair value of Financial liabilities includes $6.5 billion and $6.9 billion measured utilizing Level 2 and Level 3 inputs, respectively.

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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 16. Derivative Financial Instruments and Risk Management
Derivative Instruments
All derivative instruments are recognized in the accompanying Consolidated Balance Sheets at fair value. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. The fair values of our derivative financial instruments are based on pricing models or formulas using current estimated cash flow and discount rate assumptions. We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. The adjustment is estimated based on the net exposure by counterparty. We use an estimate of the counterparty’s non-performance risk when we are in a net asset position and an estimate of our own non-performance risk when we are in a net liability position. As of December 31, 2014 and December 31, 2013, the adjustment for non-performance risk did not materially impact the fair value of derivative instruments.
The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single–A or better. The aggregate fair value of derivative instruments in asset positions as of December 31, 2014 and December 31, 2013 was approximately $243 million and $133 million, respectively, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss that we would recognize if all counterparties failed to perform as contracted could be significantly lower.
The terms of the agreements with our counterparties for foreign currency exchange and commodity hedge contracts require us to post collateral when derivative instruments are in a liability position, subject to posting thresholds. In addition, these agreements contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding net asset or liability positions. These cross-default provisions could be triggered if there was a non-performance event under certain debt obligations. The fair values of the related gross liability positions as of December 31, 2014 and December 31, 2013, which represent our maximum potential exposure, were $216 million and $29 million, respectively. Pursuant to the terms of our agreements, no collateral was required to be posted as of December 31, 2014 or December 31, 2013.
The following presents the gross and net amounts of our derivative assets and liabilities after giving consideration to the terms of the master netting arrangements with our counterparties (in millions of dollars):

	December 31, 2014		December 31, 2013
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amounts recognized in the Consolidated Balance Sheets	$243	$216	$133	$29
Gross amounts not offset in the Consolidated Balance Sheets that are eligible for offsetting
Derivatives	(192)	(192)	(24)	(24)
Cash collateral pledged	—	—	—	—
Net Amount	$51	$24	$109	$5
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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

Cash Flow Hedges
We use financial instruments designated as cash flow hedges to hedge exposure to foreign currency exchange risk associated with transactions in currencies other than the functional currency in which we operate. We also use financial instruments designated as cash flow hedges to hedge our exposure to commodity price risk associated with buying certain commodities used in the ordinary course of our operations. Changes in the fair value of designated derivatives that are highly effective as cash flow hedges are recorded in AOCI, net of estimated income taxes. These changes in the fair value are then released into earnings contemporaneously with the earnings effects of the hedged items. Cash flows associated with cash flow hedges are reported in Net Cash Provided by Operating Activities in the accompanying Consolidated Statements of Cash Flows. The ineffective portions of the fair value changes are recognized in the results of operations immediately. The amount of ineffectiveness recorded for the years ended December 31, 2014, 2013 and 2012 was immaterial. Our cash flow hedges mature within 21 months.
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
The following summarizes the fair values of derivative instruments designated as cash flow hedges which were outstanding (in millions of dollars):

	December 31, 2014
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$5,621	$206	$(94)
Commodity swaps	258	4	(19)
Total	$5,879	$210	$(113)

	December 31, 2013
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$2,494	$107	$(12)
Commodity swaps	212	9	(3)
Total	$2,706	$116	$(15)

(1)	The related derivative instruments are recognized in Prepaid expenses and other assets and Advances to related parties and other financial assets in the accompanying Consolidated Balance Sheets.

(2)	The related derivative instruments are recognized in Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

The following summarizes the pre-tax effect of gains (losses) recorded in Other comprehensive income (loss) and reclassified from AOCI to income (in millions of dollars):

	Year Ended December 31, 2014
	AOCI as of January 1, 2014	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of December 31, 2014
Currency forwards and swaps	$106	$144	$134	$116
Commodity swaps	8	2	24	(14)
Total	$114	$146	$158	$102

	Year Ended December 31, 2013
	AOCI as of January 1, 2013	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of December 31, 2013
Currency forwards and swaps	$(40)	$230	$84	$106
Commodity swaps	4	7	3	8
Total	$(36)	$237	$87	$114

	Year Ended December 31, 2012
	AOCI as of January 1, 2012	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of December 31, 2012
Currency forwards and swaps	$57	$(103)	$(6)	$(40)
Commodity swaps	(51)	11	(44)	4
Total	$6	$(92)	$(50)	$(36)
We expect to reclassify existing pre-tax net gains of $87 million from AOCI to income within the next 12 months.
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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

The following summarizes the fair values of derivative instruments not designated as hedges (in millions of dollars):

	December 31, 2014
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$1,651	$32	$(75)
Commodity swaps and options	399	1	(28)
Total	$2,050	$33	$(103)

	December 31, 2013
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$427	$12	$(3)
Commodity swaps and options	396	5	(11)
Total	$823	$17	$(14)

(1)	The related derivative instruments are recognized in Prepaid expenses and other assets and Advances to related parties and other financial assets in the accompanying Consolidated Balance Sheets.

(2)	The related derivative instruments are recognized in Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.
The following summarizes the effect of derivative instruments not designated as hedges in the respective financial statement captions of the accompanying Consolidated Statements of Income (in millions of dollars):

		Years Ended December 31,
		2014	2013	2012
	Financial Statement Caption	Gain (Loss)	Gain (Loss)	Gain (Loss)
Currency forwards and swaps	Revenues, net	$(36)	$43	$(13)
Commodity swaps and options	Cost of sales	(27)	(60)	7
	Total	$(63)	$(17)	$(6)
Note 17. Share-Based Compensation
We have four share-based compensation plans: the FCA US LLC Restricted Stock Unit Plan (“RSU Plan”), the Amended and Restated FCA US LLC Directors’ Restricted Stock Unit Plan (“Directors’ RSU Plan”), the FCA US LLC Deferred Phantom Share Plan (“DPS Plan”) and the FCA US LLC 2012 Long Term Incentive Plan (“2012 LTIP Plan”). At December 31, 2014 there were no outstanding awards under the DPS Plan.
The fair value of each unit issued under the plans is based on the fair value of our membership interests. Each unit represents a "FCA US Unit" ("Unit"), which is equal to 1/600th of the value of a membership interest. Since there is no publicly observable trading price for our membership interests, fair value was determined using our discounted cash flow methodology. This approach, which is based on projected cash flows, is used to estimate our enterprise value. The fair value of our outstanding interest bearing debt as of the measurement date is deducted from our enterprise value to arrive at the fair value of equity. This amount is then divided by the total number of Units, as determined above, to estimate the fair value of a single Unit.
The significant assumptions used in the contemporaneous calculation of fair value at each issuance date and for each period included the following:

•	Four years of annual projections prepared by management that reflect the estimated after-tax cash flows a market participant would expect to generate from operating the business;

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

•
A terminal value which was determined using a growth model that applied a 2.0 percent long-term growth rate to our projected after-tax cash flows beyond the four year window. The long-term growth rate was based on our internal projections, as well as industry growth prospects;

•	An estimated after-tax weighted average cost of capital of 16.0 percent in 2014, and ranging from 16.0 percent to 16.5 percent in both 2013 and 2012; and

•	Projected worldwide factory shipments ranging from approximately 2.6 million vehicles in 2013 to approximately 3.4 million vehicles in 2018.
On January 21, 2014, Fiat completed the Equity Purchase Agreement in which its 100 percent owned subsidiary, FCA NA, indirectly acquired from the VEBA Trust all of the membership interests in the Company not previously held by FCA NA. The implied fair value of the Company in that transaction was determined by Fiat based upon the range of potential values determined in connection with the initial public offering (“IPO”) that we were pursuing at the direction of our members at that time, reduced by approximately 15 percent for the expected discount that would have been realized in order to complete a successful IPO for the minority interest being sold. This value was used to corroborate the fair value, including the discount for lack of marketability, determined at December 31, 2013. Refer to Note 19, Other Transactions with Related Parties, for additional information. There were no such transactions during 2013 or 2012.
As of December 31, 2014, 29,400,000 units are authorized to be granted for the RSU Plan, Directors' RSU Plan and 2012 LTIP Plan. There is no limit on the number of phantom shares of the Company (“Phantom Shares”) authorized under the DPS Plan. Upon adoption of the 2012 LTIP Plan, we agreed to cease making further grants under the RSU Plan and DPS Plan. The plans are described in more detail below.
Anti-Dilution Adjustment
The documents governing our share-based compensation plans contain anti-dilution provisions which provide for an adjustment to the number of Units granted under the plans in order to preserve, or alternatively prevent the enlargement of, the benefits intended to be made available to the holders of the awards should an event occur that impacts our capital structure.
There were no capital structure changes in 2013 or 2012 that required an anti-dilution adjustment. During 2014, two transactions occurred that diluted the fair value of equity and the per unit fair value of a Unit based on our discounted cash flow methodology. These transactions were:

•
A special distribution paid from available cash on hand by the Company to its members, in an aggregate amount of $1,900 million on January 21, 2014, which served to fund a portion of the transaction whereby Fiat acquired the VEBA Trust's remaining membership interest in the Company (FCA NA directed its portion of the special distribution to the VEBA Trust as part of the purchase consideration); and

•
The prepayment of the Company’s VEBA Trust Note on February 7, 2014 that accelerated tax deductions that were being passed through to the Company's members. Had the payments been made according to the original terms of the VEBA Trust Note, an expected future tax benefit, net of discounting, of approximately $720 million would have been realized.

These two dilutive transactions reduced the fair value of equity by $2,620 million. The per unit fair value of a Unit decreased by $2.40, which is the result of dividing the decrease in the fair value of equity less the discount for lack of marketability by the total number of Units. As a result of these dilutive events and pursuant to the anti-dilution provisions in our share-based compensation plans, the Compensation and Leadership Development Committee ("Compensation Committee") approved an anti-dilution adjustment factor to increase the number of outstanding Units (excluding performance share units granted under the 2012 LTIP Plan ("LTIP PSUs")) in order to preserve the economic benefit intended to be provided to each participant. The value of the outstanding awards immediately prior to the dilutive events is equal to the value of the adjusted awards subsequent to the dilutive events. No additional expense was recognized as a result of this modification during 2014. For comparative purposes, the number of Units and all December 31, 2013 and 2012 fair value references have been adjusted to reflect the impact of the dilutive transactions and the anti-dilution adjustment. As such, we have adjusted our previously reported December 31, 2013 per unit fair value of a Unit to $8.07.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

2012 Long Term Incentive Plan
In February 2012, the Compensation Committee approved the 2012 LTIP Plan that covers our senior executives, other than our Chief Executive Officer. The 2012 LTIP Plan is designed to retain talented professionals and reward their performance through annual grants of phantom equity in the form of restricted share units (“LTIP RSUs”), and LTIP PSUs. LTIP RSUs may be granted annually, while LTIP PSUs are generally granted at the beginning of a three-year performance period. In addition, under the terms of the plan, the Compensation Committee has authority to grant additional LTIP PSU awards during the three-year performance period. The LTIP RSUs will vest over three years in one-third increments on the anniversary of their grant date. Prior to the modification to the LTIP PSUs, discussed below, these awards vest at the end of the three-year performance period only if we meet or exceed certain three-year cumulative financial performance targets, which are consistent with those used in our incentive compensation calculations for our non-represented employees. Concurrent with the adoption of the 2012 LTIP Plan, the Compensation Committee established financial performance targets for the three-year performance period, ending December 31, 2014. Prior to the modification discussed below, if we do not fully achieve these targets, the LTIP PSUs will be deemed forfeited. LTIP RSUs and LTIP PSUs represent a contractual right to receive a payment in an amount equal to the fair value of one Unit, as defined above.
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
In light of the May 6, 2014 publication of the 2014-2018 FCA Business Plan and in recognition of the Company's performance for the 2012 and 2013 performance years, the Compensation Committee, on May 12, 2014, approved an amendment to outstanding LTIP PSU award agreements, subject to participant consent, to modify outstanding LTIP PSUs by closing the performance period for such awards as of December 31, 2013. Participants were notified of this modification on or about May 30, 2014, and all plan participants subsequently consented to the amendment. The modification provides for a payment of the LTIP PSUs granted under the 2012 LTIP Plan representing two-thirds of the original LTIP PSU award based on the unadjusted December 31, 2013 per unit fair value of $10.47. To receive the LTIP PSU payment, a participant must remain an employee up to the date the LTIP PSUs are paid, which is expected to occur on or before March 15, 2015. As a result, compensation expense was reduced by approximately $21 million during the twelve months ended December 31, 2014.
We recognized expense related to the 2012 LTIP Plan of $8 million, $48 million, and $31 million during the years ended December 31, 2014, 2013, and 2012, respectively. Compensation expense for the year ended December 31, 2014 includes the reduction of expense recognized in connection with the modification that occurred in May 2014. The corresponding tax benefit in all periods was insignificant. Total unrecognized compensation expense at December 31, 2014 was approximately $3 million. Expense will be recognized over the remaining service periods. Payments under this plan were $11 million and $5 million during the years ended December 31, 2014 and 2013, respectively. Payments under this plan were immaterial during the year ended December 31, 2012. These liability-classified awards are included in Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

The following summarizes the activity related to the 2012 LTIP Plan awards issued to our employees:

	As Previously Reported
	Year Ended December 31, 2013
	LTIP RSU	Weighted Average Grant Date Fair Value	LTIP PSU	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	1,805,123	$7.63	8,419,684	$7.63
Granted	1,628,822	9.00	587,091	9.33
Vested	(615,315)	7.65	—	—
Forfeited	(120,423)	8.22	(589,264)	7.64
Non-vested at end of period	2,698,207	$8.43	8,417,511	$7.75

	As Previously Reported
	Year Ended December 31, 2012
	LTIP RSU	Weighted Average Grant Date Fair Value	LTIP PSU	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	—	$—	—	$—
Granted	1,835,833	7.63	8,450,275	7.63
Vested	(20,123)	7.63	—	—
Forfeited	(10,587)	7.63	(30,591)	7.63
Non-vested at end of period	1,805,123	$7.63	8,419,684	$7.63

	Adjusted for Anti-Dilution
	Year Ended December 31, 2014
	LTIP RSU	Weighted Average Grant Date Fair Value	LTIP PSU	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	3,500,654	$6.50	8,417,511	$7.75
Granted	—	—	5,556,503	10.47
Vested	(1,407,574)	6.39	—	—
Forfeited	(104,020)	6.53	(8,653,474)	7.83
Non-vested at end of period	1,989,060	$6.57	5,320,540	$10.47

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

	Adjusted for Anti-Dilution
	Year Ended December 31, 2013
	LTIP RSU	Weighted Average Grant Date Fair Value	LTIP PSU	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	2,341,967	$5.88	8,419,684	$7.63
Granted	2,113,234	6.94	587,091	9.33
Vested	(798,310)	5.89	—	—
Forfeited	(156,237)	6.33	(589,264)	7.64
Non-vested at end of period	3,500,654	$6.50	8,417,511	$7.75

	Adjusted for Anti-Dilution
	Year Ended December 31, 2012
	LTIP RSU	Weighted Average Grant Date Fair Value	LTIP PSU	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	—	$—	—	$—
Granted	2,381,810	5.88	8,450,275	7.63
Vested	(26,108)	5.88	—	—
Forfeited	(13,735)	5.88	(30,591)	7.63
Non-vested at end of period	2,341,967	$5.88	8,419,684	$7.63
Restricted Stock Unit Plans
RSU Plan
There were no awards issued under our RSU Plan during the years ended December 31, 2014 and 2013. During the year ended December 31, 2012, 1,266,267 RSUs were granted under this plan. RSUs represent a contractual right to receive a payment in an amount equal to the fair value of one Unit, as defined above.
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
In September 2012, the Compensation Committee approved a modification to the second tranche of RSUs. The modification removed the performance condition requiring an IPO to occur prior to the award vesting. Prior to this modification, the second tranche of the 2009 and 2010 RSUs were equity-classified awards. In connection with the modification of these awards, we determined that it was no longer probable that the awards would be settled with company stock. In September 2012, we reclassified the second tranche of the 2009 and 2010 RSUs from equity-classified awards to liability-classified awards. As a result of this modification, additional compensation expense of $16 million was recognized during 2012.
For RSUs granted to employees in 2011 and 2012, vesting occurs if the participant is continuously employed through the third anniversary of the grant date.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

As of December 31, 2014, all RSUs are included in Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. The settlement of these awards will be in cash. However, if the Company were to complete an IPO, the awards may be settled in company stock and would then be accounted for as a modification from a liability-classified award to an equity-classified award.
Directors’ RSU Plan
In April 2012, the Compensation Committee amended and restated the FCA US LLC 2009 Directors’ Restricted Stock Unit Plan to allow grants having a one year vesting term to be granted on an annual basis. Director RSUs are granted to non-employee members of our Board of Directors. Prior to the change, Director RSUs were granted at the beginning of a three year performance period and vested in three equal tranches on the first, second, and third anniversary of the date of grant, subject to the participant remaining a member of our Board of Directors on each vesting date.
There were no awards issued under our Directors' RSU Plan during the year ended December 31, 2014 and 161,290 and 200,256 RSUs were granted during the years ended December 31, 2013 and 2012, respectively. These liability-classified awards are included in Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. Settlement of the awards will be made within 60 days of the director’s cessation of service on our Board and will be paid in cash. However, if we were to complete an IPO, the awards may be settled in stock and would then be accounted for as a modification from a liability-classified award to an equity-classified award.
We recognized expense related to both of the RSU plans of $8 million, $19 million, and $36 million during the years ended December 31, 2014, 2013 and 2012, respectively. The corresponding tax benefit in all periods was insignificant. Total unrecognized compensation expense at December 31, 2014 for both of the RSU plans was less than $1 million and will be recognized over the remaining service period. Payments under these plans were $31 million, $27 million, and $4 million during the years ended December 31, 2014, 2013 and 2012, respectively.
The following summarizes the activity related to RSUs issued to our employees and non-employee directors:

	Adjusted for Anti-Dilution
	Years Ended December 31,
	2014		2013		2012
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	4,792,279	$5.00	6,143,762	$4.42	7,722,554	$2.51
Granted	—	—	209,258	7.65	1,902,667	5.92
Vested	(3,361,366)	4.63	(1,268,303)	2.66	(3,355,154)	0.94
Forfeited	(96,211)	5.93	(292,438)	5.36	(126,305)	4.73
Non-vested at end of period	1,334,702	$5.88	4,792,279	$5.00	6,143,762	$4.42

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

	As Previously Reported
	Years Ended December 31,
	2013		2012
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	4,735,442	$5.73	5,952,331	$3.25
Granted	161,290	9.92	1,466,523	7.68
Vested	(977,573)	3.46	(2,586,060)	1.22
Forfeited	(225,403)	6.96	(97,352)	6.14
Non-vested at end of period	3,693,756	$6.49	4,735,442	$5.73
Deferred Phantom Shares Plan
Under the DPS Plan, Phantom Shares were granted to certain key employees and to our Chief Executive Officer for his service as a member of our Board of Directors and vested immediately on the grant date and were settled in cash. The Phantom Shares are redeemable in three equal annual installments. Phantom Shares represent a contractual right to receive a payment in an amount equal to the fair value of one Unit, as defined above. Compensation expense recognized for the DPS Plan for the year ended December 31, 2014 was not material. During the year ended December 31, 2013 and 2012, compensation expense of $1 million, and $3 million, respectively, was recognized for the DPS Plan. The corresponding tax benefit was insignificant. Payments under this plan were approximately $4 million, $12 million, and $27 million during the years ended December 31, 2014, 2013 and 2012, respectively.
These liability-classified awards are included in Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.
The following summarizes the activity related to the Phantom Shares issued:

	Adjusted for Anti-Dilution
	Years Ended December 31,
	2014		2013		2012
	Deferred Phantom Shares	Weighted Average Grant Date Fair Value	Deferred Phantom Shares	Weighted Average Grant Date Fair Value	Deferred Phantom Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	413,521	$4.80	1,957,494	$2.73	6,414,963	$1.83
Granted and vested	—	—	—	—	—	—
Settled	(413,521)	4.80	(1,543,973)	2.17	(4,457,469)	1.43
Outstanding at end of period	—	$—	413,521	$4.80	1,957,494	$2.73

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

	As Previously Reported
	Years Ended December 31,
	2013		2012
	Deferred Phantom Shares	Weighted Average Grant Date Fair Value	Deferred Phantom Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	1,508,785	$3.54	4,944,476	$2.37
Granted and vested	—	—	—	—
Settled	(1,190,054)	2.82	(3,435,691)	1.85
Outstanding at end of period	318,731	$6.22	1,508,785	$3.54
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
We also sponsor defined contribution plans for certain of our hourly and salaried employees. During the years ended December 31, 2014, 2013 and 2012, contribution expense related to these plans was $130 million, $60 million and $32 million, respectively.
In 2014, our U.S. salaried pension plans were merged into a single plan. No changes were made to plan provisions and there was no accounting impact as a result of the plan merger.
Defined Benefit Pension Plans —Obligation
During the second quarter of 2013, we amended our U.S. and Canadian salaried defined benefit pension plans. The U.S. plans were amended in order to comply with Internal Revenue Service regulations, cease the accrual of future benefits effective December 31, 2013, and enhance the retirement factors. The Canada amendment ceases the accrual of future benefits effective December 31, 2014, enhances the retirement factors and continues to consider future salary increases for the affected employees. The changes to the plans resulted in an interim remeasurement of the plans, as well as a curtailment gain and plan amendments. As a result, we recognized a $780 million net reduction to our pension obligation, a $9 million reduction to prepaid pensions and a corresponding $771 million increase in accumulated other comprehensive income. For the year ended December 31, 2014, there were no significant plan amendments or curtailments to our defined benefit pension plans.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

Benefit Obligations and Related Plan Assets
The following summarizes the changes in benefit obligations and related plan assets, as well as the status of the plans (in millions of dollars):

	Years Ended December 31,
	2014		2013
	Pension Benefits	OPEB	Pension Benefits	OPEB
Change in benefit obligations:
Benefit obligations at beginning of period	$31,106	$2,724	$34,837	$3,073
Service cost	225	27	368	30
Interest cost	1,414	131	1,343	120
Employee contributions	1	—	10	—
Amendments and benefit changes	28	9	98	(1)
Curtailments, settlements and special termination benefits	(6)	—	(316)	—
Remeasurement effect related to curtailment and plan amendments	—	—	(570)	—
Actuarial (gain) loss	(350)	(127)	61	(12)
Discount rate change	2,462	254	(2,135)	(281)
Benefits paid	(2,109)	(174)	(2,191)	(172)
Special early retirement programs	—	—	1	—
Other, primarily currency translation	(510)	(42)	(400)	(33)
Benefit obligations at end of period	$32,261	$2,802	$31,106	$2,724
Change in plan assets:
Fair value of plan assets at beginning of period	$25,654	$—	$25,972	$—
Actual return on plan assets	3,053	—	1,640	—
Employee contributions	1	—	10	—
Company contributions —to pension trust	243	—	552	—
Company contributions —directly to pay benefits	35	174	32	172
Remeasurement effect related to curtailment and plan amendment	—	—	(17)	—
Benefits paid	(2,109)	(174)	(2,191)	(172)
Other, primarily currency translation	(452)	—	(344)	—
Fair value of plan assets at end of period	$26,425	$—	$25,654	$—
Funded status of plans	$(5,836)	$(2,802)	$(5,452)	$(2,724)
Amounts recognized on the balance sheet:
Prepaid expense and other assets	$134	$—	$137	$—
Current liabilities	(26)	(167)	(11)	(176)
Long-term liabilities	(5,944)	(2,635)	(5,578)	(2,548)
Total	$(5,836)	$(2,802)	$(5,452)	$(2,724)
Amounts recognized in accumulated other comprehensive loss:
Unrealized actuarial net loss and other	$(4,122)	$(630)	$(3,529)	$(527)
Unrealized prior service (cost) credit	(115)	2	(103)	10
Total	$(4,237)	$(628)	$(3,632)	$(517)
Accumulated benefit obligation ("ABO")	$32,192		$31,049
Pension plans in which ABO exceeds plan assets:
ABO	$30,938		$25,715
Fair value of plan assets	25,032		20,160
Pension plans in which projected benefit obligation ("PBO") exceeds plan assets:
PBO	$31,741		$25,749
Fair value of plan assets	25,764		20,160
The prior year financial information has been reclassified to conform with current year presentation.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

Benefit Costs and Other Changes in Plan Assets and Benefit Obligations Recognized in AOCI
The components of benefit cost and other changes in plan assets and benefit obligations recognized in AOCI were as follows (in millions of dollars):

	Years Ended December 31,
	2014		2013		2012
	Pension Benefits	OPEB	Pension Benefits	OPEB	Pension Benefits	OPEB
Service cost	$225	$27	$368	$30	$324	$24
Interest cost	1,414	131	1,343	120	1,514	135
Expected return on plan assets	(1,682)	—	(1,843)	—	(1,811)	—
Recognition of net actuarial losses	78	23	271	47	101	26
Amortization of prior service cost (credit)	14	—	7	(42)	—	(40)
Other	2	—	4	—	—	—
Net periodic benefit costs	51	181	150	155	128	145
Special early retirement cost	—	—	1	—	1	—
Total benefit costs	$51	$181	$151	$155	$129	$145
Other comprehensive (income) loss:
Net actuarial loss (gain)	$740	$127	$(1,871)	$(293)	$2,509	$358
Recognition of net actuarial losses	(78)	(23)	(271)	(47)	(101)	(26)
Prior service cost (credit)	28	9	98	—	11	(7)
Amortization of prior service cost (credit)	(14)	—	(7)	42	—	40
Recognition of net actuarial gain on curtailment remeasurement	—	—	(553)	—	—	—
Recognition of curtailment gain	(7)	—	(316)	—	—	—
Tax effect —net actuarial loss (gain)	(63)	(2)	159	14	(5)	—
Tax effect —net prior service cost (credit)	(1)	—	4	—	—	—
Other	—	—	1	(1)	(2)	—
Total recognized in other comprehensive (income) loss	605	111	(2,756)	(285)	2,412	365
Total recognized in total benefit costs and other comprehensive (income) loss	$656	$292	$(2,605)	$(130)	$2,541	$510
In 2015, $130 million of unrecognized net actuarial losses and $10 million of unrecognized net prior service costs are expected to be recognized into expense.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

Assumptions
Assumptions used to determine the benefit obligation and expense were as follows:

	Years Ended December 31,
	2014		2013		2012
	Pension Benefits	OPEB	Pension Benefits	OPEB	Pension Benefits	OPEB
Weighted-Average Assumptions Used to Determine Benefit Obligations:
Discount rate —ongoing benefits	4.03%	4.11%	4.69%	4.87%	3.98%	4.07%
Expected return on plan assets	6.79%	—	6.80%	—	7.41%	—
Rate of compensation increase	3.67%	0.00%	3.09%	2.84%	3.09%	2.70%
Weighted-Average Assumptions Used to Determine Periodic Costs:
Discount rate —ongoing benefits	4.69%	4.87%	3.98%	4.07%	4.84%	4.93%
Expected return on plan assets	6.80%	—	7.41%	—	7.41%	—
Rate of compensation increase	3.09%	2.84%	3.09%	2.84%	3.77%	2.70%
In 2014, following the release of new standards by the Canadian Institute of Actuaries, mortality assumptions used for our Canadian benefit plan valuations were updated to reflect recent trends in the industry and the revised outlook for future generational mortality improvements. Generational improvements represent decreases in mortality rates over time based upon historical improvements in mortality and expected future improvements. The change increased the Canadian pension obligations by approximately $50 million and decreased the Canadian OPEB obligations by approximately $1 million. Additionally, retirement rate assumptions used for our U.S. benefit plan valuations were updated to reflect an ongoing trend towards delayed retirement for all employees. The change decreased the U.S. pension and OPEB obligations by approximately $317 million and $48 million, respectively.
We currently sponsor OPEB plans primarily in the U.S. and Canada. The annual rate of increase in the per capita cost of covered U.S. health care benefits assumed for next year and used in the 2014 plan valuation was 6.50 percent. The annual rate was assumed to decrease gradually to 5.00 percent in 2021 and remain at that level thereafter. The annual rate of increase in the per capita cost of covered Canadian health care benefits assumed for next year and used in the 2014 plan valuation was 3.34 percent. The annual rate was assumed to increase gradually to 3.61 percent in 2017 and remain at that level thereafter.
The assumed health care cost trend rate has a significant effect on the amounts reported for postretirement health care and life insurance benefits. A one percentage point change in the assumed health care cost trend rate for U.S. and Canada combined would have the following effects as of December 31, 2014 (in millions of dollars):

	One Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$4	$(4)
Effect on postretirement benefit obligation	63	(54)
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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

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
The weighted-average target asset allocations for all of our plan assets at December 31, 2014 were 47 percent fixed income, 27 percent equity, 23 percent alternative investments and 3 percent other investments. Our policy, which rebalances investments regularly, ensures actual allocations are in line with target allocations as appropriate.
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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

The fair values of our pension plan assets by asset class were as follows (in millions of dollars):

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Pension plan assets:
Cash and cash equivalents	$740	$118	$—	$858
Equity securities:
U.S. companies	2,833	8	—	2,841
Non-U.S. companies	1,767	—	—	1,767
Commingled funds	148	2,199	—	2,347
Fixed income securities:
Government securities	922	2,529	—	3,451
Corporate bonds (including convertible and high yield bonds)	—	7,341	—	7,341
Other fixed income	—	1,075	—	1,075
Other investments:
Private equity funds	—	—	2,001	2,001
Real estate funds	—	1,186	508	1,694
Hedge funds	—	1,418	817	2,235
Insurance contracts and other	48	618	12	678
	$6,458	$16,492	$3,338	$26,288
Other assets (liabilities):
Cash and cash equivalents				31
Accounts receivable				152
Accounts payable				(46)
Total fair value of pension plan assets				$26,425

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Pension plan assets:
Cash and cash equivalents	$549	$178	$—	$727
Equity securities:
U.S. companies	2,772	15	—	2,787
Non-U.S. companies	2,112	—	—	2,112
Commingled funds	131	1,820	—	1,951
Fixed income securities:
Government securities	926	2,500	—	3,426
Corporate bonds (including convertible and high yield bonds)	—	6,895	—	6,895
Other fixed income	—	879	—	879
Other investments:
Private equity funds	—	—	2,363	2,363
Real estate funds	—	1,189	496	1,685
Hedge funds	—	1,466	961	2,427
Insurance contracts and other	(41)	311	14	284
	$6,449	$15,253	$3,834	$25,536
Other assets (liabilities):
Cash and cash equivalents				3
Accounts receivable				167
Accounts payable				(52)
Total fair value of pension plan assets				$25,654

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

A reconciliation of Level 3 pension plan assets held by us was as follows (in millions of dollars):

	Year Ended December 31, 2014
	January 1, 2014	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Purchases, Issuances and Settlements	Transfers Into (Out of) Level 3	December 31, 2014
Equity securities:
U.S. companies	$—	$—	$—	$—	$—	$—
Fixed income securities:
Corporate bonds (including convertible and high yield bonds)	—	—	—	—	—	—
Other investments:
Private equity funds	2,363	(146)	(15)	(201)	—	2,001
Real estate funds	496	51	—	(39)	—	508
Hedge funds	961	41	(10)	(143)	(32)	817
Insurance contracts and other	14	—	—	(2)	—	12
Total	$3,834	$(54)	$(25)	$(385)	$(32)	$3,338

	Year Ended December 31, 2013
	January 1, 2013	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Purchases, Issuances and Settlements	Transfers Into (Out of) Level 3	December 31, 2013
Equity securities:
U.S. companies	$—	$—	$—	$—	$—	$—
Fixed income securities:
Corporate bonds (including convertible and high yield bonds)	—	—	—	—	—	—
Other investments:
Private equity funds	2,393	194	(70)	(154)	—	2,363
Real estate funds	487	46	(4)	(33)	—	496
Hedge funds	965	120	(4)	(120)	—	961
Insurance contracts and other	16	(1)	—	(1)	—	14
Total	$3,861	$359	$(78)	$(308)	$—	$3,834
Plan assets are recognized and measured at fair value in accordance with the accounting guidance related to fair value measurements, which specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2 and 3). A variety of inputs are used, including independent pricing vendors, third party appraisals, and fund net asset value (“NAV”). Plan assets valued using NAV are classified as Level 3 if there are no active markets for these assets and they are valued using unobservable inputs. Refer to Note 2, Basis of Presentation and Significant Accounting Policies, for information regarding the fair value hierarchy.
During 2014, a hedge fund investment valued at approximately $32 million was transferred from Level 3 to Level 2 because this investment has monthly liquidity and value based on NAV provided by the manager of the fund.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Contributions and Payments
Employer contributions to our U.S. funded pension plans are expected to be $235 million in 2015, of which $227 million are discretionary contributions and $8 million are mandatory contributions to satisfy minimum funding requirements; employer contributions to our Canadian funded pension plans are expected to be $83 million, of which $5 million are discretionary contributions and $78 million are mandatory contributions to satisfy minimum funding requirements. Employer contributions to our unfunded pension and OPEB plans in 2015 are expected to be $26 million and $167 million, respectively, which represent the gross expected benefit payments to participants.
During the life of the plans, we intend to primarily utilize plan assets to fund benefit payments and minimize our cash contributions. OPEB payments are currently funded from our cash flows from operations.
Estimated future pension and OPEB net benefits payments for the next 10 years are as follows (in millions of dollars):

	Pension Benefits	OPEB
2015	$2,116	$164
2016	2,075	165
2017	2,045	163
2018	2,020	161
2019	2,000	160
2020 – 2024	9,759	797

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

Effective January 1, 2015, the Company implemented an Employee Group Waiver Plan ("EGWP") to manage its prescription drug benefits for certain retiree groups. Benefits provided to retirees under the EGWP remain substantially the same as they had been previously, but we expect the overall annual expense of providing prescription benefits to decrease. Additionally, as a result of the change, the Company will no longer receive significant Medicare Part D subsidy payments beyond an expected $3 million for 2015.
Note 19. Other Transactions with Related Parties
We engage in arm's length transactions with unconsolidated subsidiaries, associated companies and other related parties on commercial terms that are normal in their respective markets, considering the characteristics of the goods or services involved.
FCA Ownership Interest
Our sole beneficial owner is FCA, which holds a 100 percent ownership interest in us effective as of the Merger. Prior to the Merger, Fiat held a 100 percent ownership interest in us effective as of its January 21, 2014 acquisition of the approximately 41.5 percent of our membership interests held by the VEBA Trust.
On January 21, 2014, Fiat completed the transaction in which its 100 percent owned subsidiary, FCA NA, indirectly acquired from the VEBA Trust all of the membership interests in the Company not previously held by FCA NA. In consideration for the sale of its membership interests in the Company, the VEBA Trust received $3,650 million consisting of:

•
A special distribution paid from available cash on hand by the Company to its members, in an aggregate amount of $1,900 million (FCA NA directed its portion of the special distribution to the VEBA Trust as part of the purchase consideration), which served to fund a portion of the transaction; and

•	$1,750 million paid by FCA NA.
As part of the Equity Purchase Agreement, FCA NA and the VEBA Trust dismissed with prejudice all proceedings before the Delaware Court of Chancery with respect to the interpretation of a call option agreement which granted FCA NA the right to acquire certain of the membership interests in the Company held by the VEBA Trust. Options for approximately 10 percent of our membership interests that had been previously exercised by FCA NA were fulfilled and the underlying equity was acquired by FCA NA in connection with the Equity Purchase Agreement.
Concurrent with the closing of the Equity Purchase Agreement, we entered into a contractually binding and legally enforceable MOU with the UAW to supplement our existing collective bargaining agreement. In exchange for the UAW's legally binding specific commitment to continue to support the implementation of WCM programs throughout our manufacturing facilities, to facilitate benchmarking across all of our manufacturing plants and to actively assist in the achievement of our long-term business plan, we agreed to make payments totaling $700 million to be paid in four equal annual installments. As of the transaction date, this payment obligation had a fair value of $672 million, which was determined by discounting the payments under the MOU to their present value considering our non-performance risk over the payment period associated with those payments and the unsecured nature of the obligation. At the direction of the UAW, the payments are to be made to the VEBA Trust. The first installment of $175 million was paid on January 21, 2014 and is reflected in the operating section of the accompanying Consolidated Statements of Cash Flows. We paid the second installment of $175 million to the VEBA Trust on January 21, 2015.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Consideration paid:
Special distribution from the Company	$1,900
Cash payment from FCA NA	1,750
Fair value of financial commitments under the MOU	672
Total consideration paid	$4,322
Less value attributed to the acquired elements:
Estimated price paid for the fulfillment of previously exercised options on approximately 10 percent of our membership interest	650
Fair value of approximately 31.5 percent of our membership interest	3,002
Residual value allocated to the UAW's commitments under the MOU	670
Total value attributed to the acquired elements	$4,322
The following paragraphs describe the application of the residual value methodology that would have been applied by Fiat if it were to account for these transactions under U.S. GAAP. We have included these disclosures to describe how this methodology was applied under U.S. GAAP for the purposes of our reporting. We have reflected in the accompanying audited consolidated financial statements only the impacts of these transactions that are related to us.
While FCA NA’s previously exercised options for approximately 10 percent of our membership interests were fulfilled as part of the Equity Purchase Agreement and while these options were determined to have a fair value of $302 million at the transaction date, the fair value of the previously exercised options is not included as a component of the consideration paid by FCA NA under the Equity Purchase Agreement as these options would have been classified in equity as a component of Fiat’s non-controlling ownership interest in us under U.S. GAAP and would not have been remeasured at fair value by Fiat. As a result, the estimated amount of the consideration paid in the Equity Purchase Agreement to acquire the shares underlying these previously exercised options only includes the estimated exercise price for the disputed options encompassed within the Equity Purchase Agreement.
The exercise price for the disputed options was originally calculated by FCA NA pursuant to the formula set out in the option agreement between FCA NA and the VEBA Trust. The VEBA Trust disputed the calculation of the exercise price, which ultimately led to the litigation between the two parties regarding the interpretation of the call option agreement. The dispute primarily related to four elements of the calculation of the exercise price. During the ensuing litigation, the court ruled in FCA NA’s favor on two of the four disputed elements of the calculation. The court requested an additional factual record be developed on the other two elements, a process that was ongoing at the time the Equity Purchase Agreement was executed and consummated.
As noted above, the dispute between FCA NA and the VEBA Trust over the previously exercised options was settled pursuant to the Equity Purchase Agreement, effectively resulting in the fulfillment of the previously exercised options. Given that there was no amount explicitly agreed to by FCA NA and the VEBA Trust in the Equity Purchase Agreement for the settlement of the previously exercised options, Fiat estimated the exercise price encompassed in the Equity Purchase Agreement taking into account the judgments rendered by the court to date on the litigation and a settlement of the two unresolved elements. Based on the nature of the two unresolved elements, Fiat estimated the exercise price to be between $600 million and $700 million. Given the uncertainty inherent in court decisions, it was not possible to pick a point within that range that represented the most likely outcome. As such, Fiat believed the mid-point of this range, $650 million, represented the appropriate point estimate of the exercise price encompassed in the Equity Purchase Agreement.
Since there was no publicly observable market price for our membership interests, the fair value as of the transaction date of the approximately 31.5 percent of our membership interests acquired by Fiat from the VEBA Trust was determined by Fiat based

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

on the range of potential values determined in connection with the IPO that we were pursuing at the direction of our members at the time the Equity Purchase Agreement was negotiated and executed, which was corroborated by a discounted cash flow valuation that estimated a value near the mid-point of the range of potential IPO values. Fiat concluded that the IPO value provided the best evidence of the fair value of our membership interests at the transaction date as it represented the most advantageous market available for a non-controlling interest in our membership interests and as it reflects market input obtained during the IPO process, thus providing better evidence of the price at which a market participant would transact consistent with the objectives of the accounting guidance on fair value measurements.
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

As the expected discount that would have been realized in order to complete a successful IPO represented a market-based discount that would have been reflected in an IPO price, Fiat concluded it should be included in the measurement at the transaction date between a willing buyer and willing seller under the principles of Accounting Standard Codification 820, "Fair Value Measurements and Disclosures".
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
We have recorded the expense for the UAW’s contractually binding and legally enforceable commitments under the MOU in Selling, administrative and other expenses in the accompanying Consolidated Statements of Income which represents the amount of consideration paid that was allocated to the UAW’s commitments under the MOU.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

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
We manufacture certain vehicles in Mexico, which are distributed by us throughout North America and select markets and sold to FCA for distribution in other select markets. In addition, FCA manufactures certain vehicles for us, which we sell in the U.S. and internationally. We are the distributor of Fiat and Alfa Romeo brand vehicles and service parts throughout North America. We have also taken on the distribution of FCA vehicles outside North America in those regions where our dealer networks are better established. FCA is the distributor of our vehicles and service parts in Europe and Brazil, selling our products through a network of independent dealers.
We have agreed to share access to certain platforms, vehicles, products and technology.  We have also agreed to share costs with FCA related to joint engineering and development activities and will reimburse each other based upon costs agreed to under the respective cost sharing arrangements. We have also entered into other transactions with FCA for the purchase and supply of goods and services, including transactions in the ordinary course of business. We are obligated to make royalty payments to FCA related to certain of the intellectual property that FCA contributed to us. These royalty payments are calculated based on a percentage of the material cost of the vehicle, or portion of the vehicle or component, in which we utilize such intellectual property.
In May 2012, and pursuant to a 2011 definitive technology license agreement with FCA, we recorded a $37 million license fee for FCA’s use of intellectual property in the production of two vehicles. We began amortizing the applicable portion of the seven year license fee when production launched for each of the vehicles in 2013. As of December 31, 2014, $28 million remained in Deferred revenue in the accompanying Consolidated Balance Sheets.
In October 2012, we sold three 100 percent owned international dealerships to FCA for approximately $24 million. FCA received approximately $9 million of cash held by these entities. The transaction was settled in the fourth quarter of 2013 and there was no gain or loss on this transaction.
In May 2013, we entered into a $120 million six-year capital lease with FCA related to equipment and tooling used in the production of a vehicle.
In December 2013, we entered into an agreement with FCA related to the production of a vehicle for which FCA will incur, on our behalf, costs and expenses for the development, manufacture and procurement of tooling, machinery and equipment. For the year ended December 31, 2013, $98 million of such costs and expenses associated with unique tooling, machinery and equipment was recognized in Property, plant and equipment, net in the accompanying Consolidated Balance Sheets. In 2014, we recognized an additional $173 million of unique tooling, machinery and equipment which we began to depreciate when the vehicle launched in the third quarter. As a result, $234 million remained in Property, plant and equipment, net in the accompanying Consolidated Balance Sheets for the year ended December 31, 2014.
In March 2014, we entered into an additional agreement with FCA which sets out the terms under which we will fund our share of certain common capital investments, determined proportionally based on our share of committed contract volumes of supplied vehicles. In 2014, in accordance with the agreement, we recorded $313 million related to common capital investments. In addition, after production of the vehicle began and vehicles were sold, we began amortizing the prepaid asset in September 2014. As a result, $279 million remained in Prepaid expenses and other assets in the accompanying Consolidated Balance Sheets as of December 31, 2014.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

In April 2014, we announced our agreement to join in a joint venture partnership with FCA and Guangzhou Automobile Group Co., Ltd. According to the agreement, the joint venture, GAC Fiat Chrysler Automobiles Co., Ltd., formerly known as GAC Fiat Automobiles Co., Ltd., will begin localized production of three new Jeep vehicles for the Chinese market, expanding the portfolio of Jeep SUVs currently available to Chinese consumers as imports. Refer to Note 25, Subsequent Events, for additional information regarding the investment.
On October 1, 2014, the Company completed the sale of Chrysler Group do Brasil Comercio de Veiculos Ltda. ("Chrysler do Brazil") to FCA consisting of Cash and cash equivalents of $41 million, Inventories of $31 million and Other assets of $14 million, net of Accrued expenses and other liabilities of $63 million for proceeds of $22 million which resulted in no gain or loss on this transaction.
On October 1, 2014, Chrysler Japan Co., Ltd, ("Chrysler Japan") acquired substantially all of the assets and liabilities of Fiat Group Automobiles Japan Ltd. (“FGAJ”) in exchange for newly issued shares in Chrysler Japan representing a 40 percent stake in the entity. The carrying value of the assets acquired and liabilities assumed at the date of the acquisition include: Trade receivables of $9 million, Inventories of $49 million, Property, plant and equipment, net and other assets of $2 million, Trade liabilities of $8 million and Accrued expenses and other liabilities of $52 million. The Company retained a 60 percent ownership stake upon completion of the transaction and will continue to consolidate Chrysler Japan within the Consolidated Statements of Income and the Consolidated Balance Sheets, with noncontrolling interest recognized for FGAJ's ownership percentage. Effective January 1, 2015, Chrysler Japan is now known as FCA Japan Ltd ("FCA Japan").
The following summarizes our transactions with FCA (in millions of dollars):

	Years Ended December 31,
	2014	2013	2012
Sales of vehicles, parts and services provided to FCA	$3,140	$2,173	$2,689
Purchases of vehicles, parts, services, tooling, machinery and equipment from FCA	3,198	2,444	1,504
Amounts capitalized in Property, plant and equipment, net and Other intangible assets, net	364	327	236
Reimbursements to FCA recognized (1)	87	93	45
Reimbursements from FCA recognized (1)	69	33	51
Royalty income from FCA	13	8	—
Royalty fees incurred for intellectual property contributed by FCA	4	2	3
Interest income on financial resources provided to FCA	1	2	2
Interest expense on financial resources provided by FCA	12	8	—

(1)	Includes reimbursements recognized for costs related to shared engineering and development activities performed under the product and platform sharing arrangements.
VEBA Trust
Effective January 21, 2014, the VEBA Trust is no longer deemed to be a related party as a result of Fiat's acquisition of the VEBA Trust's approximately 41.5 percent ownership interest in us. Interest expense on the VEBA Trust Note totaled $23 million for the period from January 1, 2014 to January 20, 2014, and $433 million and $440 million for the years ended December 31, 2013 and 2012, respectively. Refer to Note 12, Financial Liabilities, for additional information regarding our prepayment of the VEBA Trust Note in February 2014.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

Related Party Summary
Amounts due from and to related parties were as follows (in millions of dollars):

	December 31, 2014
	VEBA Trust		FCA	Other	Total
Amounts due from related parties (included in Prepaid expenses and other assets and Advances to related parties and other financial assets)	$—		$1,195	$20	$1,215
Amounts due to related parties (included in Accrued expenses and other liabilities)	$—		$1,158	$11	$1,169
Financial liabilities to related parties (included in Financial liabilities)	—		83	—	83
Total due to related parties	$—		$1,241	$11	$1,252

	December 31, 2013
	VEBA Trust		FCA	Other	Total
Amounts due from related parties (included in Prepaid expenses and other assets and Advances to related parties and other financial assets)	$—		$725	$13	$738
Amounts due to related parties (included in Accrued expenses and other liabilities)	$215		$714	$4	$933
Financial liabilities to related parties (included in Financial liabilities)	4,192	(1)	127	—	4,319
Total due to related parties	$4,407		$841	$4	$5,252

(1)	Amount is net of $523 million discount. Refer to Note 12, Financial Liabilities, for additional information.
Amounts included in "Other" above relate to balances with related unconsolidated companies as a result of transactions in the ordinary course of business.
Note 20. Geographic Information
Revenues, net are allocated to geographic areas based on the customer location. Long-lived assets consist of property, plant and equipment (refer to Note 7, Property, Plant and Equipment, Net) and equipment and other assets on operating leases (refer to Note 8, Equipment and Other Assets on Operating Leases, Net), net of accumulated depreciation and amortization. Revenues, net and long-lived assets by geographic area were as follows (in millions of dollars):
Revenues, net:

	Years Ended December 31,
	2014	2013	2012
North America:
United States	$59,190	$51,073	$46,708
Canada	8,063	7,731	7,272
Mexico	1,920	1,829	1,892
Total North America	69,173	60,633	55,872
Rest of World	13,884	11,511	9,912
Total	$83,057	$72,144	$65,784

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

Long-lived assets:

	December 31, 2014	December 31, 2013
North America:
United States	$13,557	$13,026
Canada	1,636	1,599
Mexico	2,227	2,536
Total North America	17,420	17,161
Rest of World	425	301
Total	$17,845	$17,462

Note 21. Restructuring Actions
In connection with the master transaction agreement approved under section 363 of the U.S. Bankruptcy Code, we assumed certain liabilities related to specific restructuring actions commenced by Old Carco. These liabilities represented costs for workforce reduction actions related to our represented and non-represented hourly and salaried workforce, as well as specific contractual liabilities assumed for other costs, including supplier cancellation claims.
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
For the year ended December 31, 2014, we recorded restructuring charges of $18 million primarily related to employee severance costs. There were no restructuring charges for the year ended December 31, 2013 and $1 million for the year ended December 31, 2012.
We made refinements to existing reserve estimates resulting in net reductions of $7 million, $14 million and $62 million for the years ended December 31, 2014, 2013 and 2012, respectively. During the years ended December 31, 2014 and 2013, the adjustments related to decreases in the expected workforce reduction costs and legal claim reserves. During the year ended December 31, 2012, the adjustment related to decreases in the expected workforce reduction costs and legal claim reserves, as well as other transition costs of $5 million related to the integration of the operations of our European distribution and dealer network into FCA's distribution organization. In all three periods, the adjustments were made as a result of management’s adequacy reviews, which took into consideration the status of the restructuring actions and the estimated costs to complete the actions.
The restructuring charges and reserve adjustments are included in Restructuring expense (income), net in the accompanying Consolidated Statements of Income and would have otherwise been reflected in Cost of sales and Selling, administrative and other expenses.
We anticipate that the total costs we will incur related to these restructuring activities, including the initial assumption of the $554 million obligation from Old Carco, as well as additional charges and refinements made to the estimates, will be $534

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

million, including $367 million related to employee workforce reduction costs and $167 million of other costs. We expect to make payments of approximately $44 million.
Restructuring reserves are included in Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. The following summarizes the restructuring reserves activity (in millions of dollars):

	Years Ended December 31,
	2014			2013			2012
	Workforce Reductions	Other	Total	Workforce Reductions	Other	Total	Workforce Reductions	Other	Total
Balance at beginning of period	$11	$45	$56	$20	$49	$69	$29	$121	$150
Charges	17	1	18	—	—	—	1	—	1
Adjustments to reserve estimates	(1)	(6)	(7)	(9)	(5)	(14)	(4)	(53)	(57)
Payments	(16)	(2)	(18)	—	(1)	(1)	(6)	(20)	(26)
Other, including currency translation	(2)	(3)	(5)	—	2	2	—	1	1
Balance at end of period	$9	$35	$44	$11	$45	$56	$20	$49	$69
Note 22. Venezuelan Currency Regulations and Devaluation
As of December 31, 2014 and December 31, 2013, the net monetary assets of FCA Venezuela LLC, formerly known as Chrysler de Venezuela, ("FCA Venezuela") denominated in Venezuelan Bolivar ("VEF") were 783 million ($65 million at 12.0 VEF per USD) and 2,221 million ($352 million at 6.3 VEF per USD), respectively, which included cash and cash equivalents denominated in VEF of 1,785 million ($149 million at 12.0 VEF per USD) and 2,347 million ($373 million at 6.3 VEF per USD), respectively.
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
In late March 2014, the Venezuelan government introduced an additional auction-based foreign exchange system, referred to as the "SICAD II rate". The SICAD II rate has ranged from 49 and 51.9 VEF to USD in the period since its introduction through December 31, 2014. The SICAD II rate is expected to be used primarily for imports and has been limited to amounts of VEF that can be exchanged into other currencies, such as the USD.
As a result of the recent exchange agreement between the Central Bank of Venezuela and the Venezuelan government and the limitations of the SICAD II rate, we believe any future remittances of dividends would be transacted at the SICAD I rate. As a result, we determined that the SICAD I rate is the most appropriate rate to use.
During the year ended December 31, 2014, we recorded total remeasurement charges of $133 million as a reduction to Revenues, net as a result of using the SICAD I rate to remeasure our net monetary assets. During the year ended December 31, 2013, we recorded a remeasurement charge of $78 million as a reduction to Revenues, net.
During the year ended December 31, 2014, we recorded total net foreign currency transaction gains of $4 million to Revenues, net. During the year ended December 31, 2013, we recorded total foreign currency transaction gains in Revenues, net of $22 million. As of December 31, 2014, we continue to control and therefore consolidate our Venezuelan operations.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 23. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements
FCA US LLC ("Parent"), FCA Co-Issuer, our 100 percent owned special purpose finance subsidiary, and Guarantors, certain of our 100 percent owned U.S. subsidiaries, fully and unconditionally guarantee the secured senior notes on a joint and several basis. FCA Co-Issuer does not have any operations, assets, liabilities (other than the Notes) or revenues. FCA Co-Issuer and each of the Guarantors also guarantee the Senior Credit Facilities. Refer to Note 12, Financial Liabilities, for additional information related to the secured senior notes and Senior Credit Facilities.
The following condensed consolidating financial statements present financial data for (i) the Parent; (ii) the combined Guarantors; (iii) the combined Non-Guarantors (all subsidiaries that are not Guarantors ("Non-Guarantors")); (iv) consolidating adjustments to arrive at the information for the Parent, Guarantors and Non-Guarantors on a consolidated basis and (v) the consolidated financial results for FCA US LLC.
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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

Condensed Consolidating Statements of Comprehensive Income (Loss) (in millions of dollars):

	Year Ended December 31, 2014
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	FCA US LLC Consolidated
Revenues, net	$85,748	$10,854	$45,105	$(58,650)	$83,057
Cost of sales	76,749	10,734	43,051	(58,592)	71,942
GROSS MARGIN	8,999	120	2,054	(58)	11,115
Selling, administrative and other expenses	4,780	64	1,044	86	5,974
Research and development expenses, net	2,191	—	99	—	2,290
Restructuring expenses (income), net	—	(6)	17	—	11
Interest expense	756	18	133	(65)	842
Interest income	(43)	(3)	(46)	29	(63)
Loss on extinguishment of debt	504	—	—	—	504
INCOME (LOSS) BEFORE INCOME TAXES	811	47	807	(108)	1,557
Income tax expense (benefit)	21	36	292	(1)	348
Equity in net income (loss) of subsidiaries	412	36	—	(448)	—
NET INCOME (LOSS)	1,202	47	515	(555)	1,209
Less: Income (loss) attributable to noncontrolling interest	—	—	7	—	7
NET INCOME (LOSS) ATTRIBUTABLE TO FCA US LLC	1,202	47	508	(555)	1,202
Other comprehensive (loss) income	(807)	—	(413)	410	(810)
TOTAL COMPREHENSIVE INCOME (LOSS)	395	47	102	(145)	399
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	4	—	4
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO FCA US LLC	$395	$47	$98	$(145)	$395

	Year Ended December 31, 2013
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	FCA US LLC Consolidated
Revenues, net	$74,603	$9,313	$40,733	$(52,505)	$72,144
Cost of sales	66,281	9,088	38,541	(52,512)	61,398
GROSS MARGIN	8,322	225	2,192	7	10,746
Selling, administrative and other expenses	4,057	177	815	169	5,218
Research and development expenses, net	2,256	—	64	—	2,320
Restructuring (income) expenses, net	(2)	(11)	(1)	—	(14)
Interest expense	934	13	140	(52)	1,035
Interest income	(27)	(2)	(25)	13	(41)
Loss on extinguishment of debt	24	—	—	—	24
INCOME (LOSS) BEFORE INCOME TAXES	1,080	48	1,199	(123)	2,204
Income tax expense (benefit)	(20)	—	(528)	(5)	(553)
Equity in net income (loss) of subsidiaries	1,657	34	—	(1,691)	—
NET INCOME (LOSS)	2,757	82	1,727	(1,809)	2,757
Other comprehensive income (loss)	3,274	—	530	(530)	3,274
TOTAL COMPREHENSIVE INCOME (LOSS)	$6,031	$82	$2,257	$(2,339)	$6,031

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	FCA US LLC Consolidated
Revenues, net	$68,634	$8,584	$37,776	$(49,210)	$65,784
Cost of sales	60,191	8,450	35,849	(49,140)	55,350
GROSS MARGIN	8,443	134	1,927	(70)	10,434
Selling, administrative and other expenses	4,139	229	665	146	5,179
Research and development expenses, net	2,288	1	35	—	2,324
Restructuring (income) expenses, net	(1)	(59)	(1)	—	(61)
Interest expense	982	12	144	(44)	1,094
Interest income	(17)	(1)	(26)	—	(44)
INCOME (LOSS) BEFORE INCOME TAXES	1,052	(48)	1,110	(172)	1,942
Income tax expense (benefit)	15	—	259	—	274
Equity in net income (loss) of subsidiaries	631	30	—	(661)	—
NET INCOME (LOSS)	1,668	(18)	851	(833)	1,668
Other comprehensive income (loss)	(2,882)	—	(131)	131	(2,882)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,214)	$(18)	$720	$(702)	$(1,214)

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheets (in millions of dollars):

	December 31, 2014
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	FCA US LLC Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$11,125	$112	$3,301	$—	$14,538
Restricted cash	1	—	4	—	5
Accounts receivable, net	489	315	381	—	1,185
Inventories	3,276	207	2,890	(263)	6,110
Prepaid expenses and other assets
Due from subsidiaries	—	—	227	(227)	—
Other	747	801	853	1	2,402
Deferred taxes	51	—	497	—	548
TOTAL CURRENT ASSETS	15,689	1,435	8,153	(489)	24,788
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	11,078	524	4,120	(119)	15,603
Equipment and other assets on operating leases, net	1,671	282	330	(41)	2,242
TOTAL PROPERTY AND EQUIPMENT	12,749	806	4,450	(160)	17,845
OTHER ASSETS:
Advances to related parties and other financial assets
Due from subsidiaries	2,050	459	12	(2,521)	—
Other	61	—	34	(17)	78
Investment in subsidiaries	4,866	198	—	(5,064)	—
Restricted cash	293	—	12	—	305
Goodwill	1,361	—	—	—	1,361
Other intangible assets, net	3,461	22	905	(840)	3,548
Prepaid expenses and other assets	329	17	347	—	693
Deferred taxes	—	—	406	—	406
TOTAL OTHER ASSETS	12,421	696	1,716	(8,442)	6,391
TOTAL ASSETS	$40,859	$2,937	$14,319	$(9,091)	$49,024
CURRENT LIABILITIES:
Trade liabilities	$8,565	$154	$2,606	$—	$11,325
Accrued expenses and other liabilities
Due to subsidiaries	1,657	1,082	—	(2,739)	—
Other	7,473	37	3,396	—	10,906
Current maturities of financial liabilities
Due to subsidiaries	2	—	301	(303)	—
Other	144	—	164	—	308
Deferred revenue	2,018	157	123	(19)	2,279
TOTAL CURRENT LIABILITIES	19,859	1,430	6,590	(3,061)	24,818
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	11,536	156	1,453	—	13,145
Financial liabilities
Other	11,338	—	1,133	—	12,471
Deferred revenue	853	181	220	—	1,254
Deferred taxes	90	35	24	—	149
TOTAL LONG-TERM LIABILITIES	23,817	372	2,830	—	27,019
MEMBERS’ INTEREST (DEFICIT):
Membership interests	—	—	324	(324)	—
Contributed capital	663	1,660	2,066	(3,745)	644
Accumulated (losses) retained earnings	1,373	(525)	3,422	(2,911)	1,359
Accumulated other comprehensive loss	(4,853)	—	(946)	950	(4,849)
TOTAL MEMBERS' INTEREST (DEFICIT) ATTRIBUTABLE TO FCA US LLC	(2,817)	1,135	4,866	(6,030)	(2,846)
Members' interest (deficit) attributable to noncontrolling interest	—	—	33	—	33
TOTAL MEMBERS' INTEREST (DEFICIT)	(2,817)	1,135	4,899	(6,030)	(2,813)
TOTAL LIABILITIES AND MEMBERS’ INTEREST (DEFICIT)	$40,859	$2,937	$14,319	$(9,091)	$49,024

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2013
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	FCA US LLC Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$10,256	$171	$2,917	$—	$13,344
Restricted cash	1	—	7	—	8
Trade receivables, net	423	310	428	—	1,161
Inventories	3,168	121	2,809	(209)	5,889
Prepaid expenses and other assets
Due from subsidiaries	—	—	170	(170)	—
Other	446	567	634	—	1,647
Deferred taxes	19	1	464	—	484
TOTAL CURRENT ASSETS	14,313	1,170	7,429	(379)	22,533
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	11,328	576	4,300	(133)	16,071
Equipment and other assets on operating leases, net	841	283	305	(38)	1,391
TOTAL PROPERTY AND EQUIPMENT	12,169	859	4,605	(171)	17,462
OTHER ASSETS:
Advances to related parties and other financial assets
Due from subsidiaries	1,782	168	111	(2,061)	—
Other	32	—	3	—	35
Investment in subsidiaries	4,684	161	—	(4,845)	—
Restricted cash	311	—	14	—	325
Goodwill	1,361	—	—	—	1,361
Other intangible assets, net	3,279	24	991	(919)	3,375
Prepaid expenses and other assets	267	13	157	—	437
Deferred taxes	27	—	315	—	342
TOTAL OTHER ASSETS	11,743	366	1,591	(7,825)	5,875
TOTAL ASSETS	$38,225	$2,395	$13,625	$(8,375)	$45,870
CURRENT LIABILITIES:
Trade liabilities	$7,956	$164	$2,523	$—	$10,643
Accrued expenses and other liabilities
Due to subsidiaries	1,646	696	—	(2,342)	—
Other	6,715	65	3,050	—	9,830
Current maturities of financial liabilities
Due to subsidiaries	2	—	170	(172)	—
Other	332	—	159	—	491
Deferred revenue	1,142	59	125	(28)	1,298
Deferred taxes	—	—	43	—	43
TOTAL CURRENT LIABILITIES	17,793	984	6,070	(2,542)	22,305
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	10,413	160	1,187	—	11,760
Financial liabilities
Other	10,433	—	1,377	—	11,810
Deferred revenue	750	138	212	—	1,100
Deferred taxes	78	—	59	—	137
TOTAL LONG-TERM LIABILITIES	21,674	298	2,835	—	24,807
MEMBERS’ INTEREST (DEFICIT):
Membership interests	—	—	409	(409)	—
Contributed capital	2,633	1,660	1,915	(3,575)	2,633
Accumulated (losses) retained earnings	171	(547)	2,936	(2,389)	171
Accumulated other comprehensive loss	(4,046)	—	(540)	540	(4,046)
TOTAL MEMBERS’ INTEREST (DEFICIT)	(1,242)	1,113	4,720	(5,833)	(1,242)
TOTAL LIABILITIES AND MEMBERS’ INTEREST (DEFICIT)	$38,225	$2,395	$13,625	$(8,375)	$45,870

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

Condensed Consolidating Statements of Cash Flows (in millions of dollars):

	Year Ended December 31, 2014
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	FCA US LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$5,400	$410	$924	$(379)	$6,355
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(2,409)	(149)	(448)	—	(3,006)
Proceeds from disposals of property, plant and equipment	19	—	—	—	19
Purchases of equipment and other assets on operating leases	—	(9)	(22)	—	(31)
Proceeds from disposals of equipment and other assets on operating leases	—	4	—	—	4
Change in restricted cash	18	—	5	—	23
Proceeds from sale of business	22	—	—	—	22
Elimination of cash balances upon sale of business	—	—	(41)	—	(41)
Other	(2)	—	(6)	—	(8)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,352)	(154)	(512)	—	(3,018)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured senior notes	2,985	—	—	—	2,985
Proceeds from Tranche B Term Loan due 2018	1,723	—	—	—	1,723
Proceeds from Tranche B Term Loan due 2017	247	—	—	—	247
Prepayment of VEBA Trust Note	(4,587)	—	—	—	(4,587)
Payments of Canadian Health Care Trust Notes	—	—	(77)	—	(77)
Repayments of Tranche B Term Loan due 2017	(33)	—	—	—	(33)
Repayments of Tranche B Term Loan due 2018	(13)	—	—	—	(13)
Repayments of Mexican development banks credit facility	—	—	(29)	—	(29)
Debt issuance costs	(13)	—	—	—	(13)
Repayment of debt issuance premium on secured senior notes	(26)	—	—	—	(26)
Net (repayments of) proceeds from financial obligations - related party	(23)	—	(8)	—	(31)
Net repayments of other financial obligations- third party	(81)	—	14	—	(67)
Special distribution paid to our members	(1,900)	—	—	—	(1,900)
Distribution for state tax withholding obliga-tions and other taxes on behalf of members	(70)	—	—	—	(70)
Dividends issued to subsidiaries	—	(24)	(26)	50	—
Net increase (decrease) in loans to subsidiaries	(388)	(291)	350	329	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,179)	(315)	224	379	(1,891)
Effect of exchange rate changes on cash and cash equivalents	—	—	(252)	—	(252)
Net change in cash and cash equivalents	869	(59)	384	—	1,194
Cash and cash equivalents at beginning of period	10,256	171	2,917	—	13,344
Cash and cash equivalents at end of period	$11,125	$112	$3,301	$—	$14,538

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended December 31, 2013
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	FCA US LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$4,708	$593	$1,551	$(1,316)	$5,536
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(2,606)	(53)	(775)	—	(3,434)
Proceeds from disposals of property, plant and equipment	4	—	4	—	8
Purchases of equipment and other assets on operating leases	—	(28)	—	—	(28)
Proceeds from disposals of equipment and other assets on operating leases	—	5	1	—	6
Change in restricted cash	45	—	(7)	—	38
Other	(3)	—	(3)	3	(3)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,560)	(76)	(780)	3	(3,413)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Canadian Health Care Trust Note	—	—	(45)	—	(45)
Repayments of Auburn Hills headquarters loan	—	—	(55)	—	(55)
Repayments of Mexican development banks credit facility	—	—	(31)	—	(31)
Repayments of Tranche B Term Loan due 2017	(30)	—	—	—	(30)
Repayment of Tranche B Term Loan due 2017 in connection with amendments	(790)	—	—	—	(790)
Proceeds from Tranche B Term Loan due 2017 in connection with amendments	790	—	—	—	790
Debt issuance costs	(30)	—	—	—	(30)
Net (repayments of) proceeds from financial obligations - related party	(16)	—	12	—	(4)
Net repayments of other financial obligations - third party	(85)	—	(2)	—	(87)
Distribution for state tax withholding obligations and other taxes on behalf of members	(20)	—	—	—	(20)
Dividends issued to subsidiaries	—	(6)	(128)	134	—
Net increase (decrease) in loans to subsidiaries	(821)	(467)	106	1,182	—
Other	—	—	3	(3)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,002)	(473)	(140)	1,313	(302)
Effect of exchange rate changes on cash and cash equivalents	—	—	(91)	—	(91)
Net change in cash and cash equivalents	1,146	44	540	—	1,730
Cash and cash equivalents at beginning of period	9,110	127	2,377	—	11,614
Cash and cash equivalents at end of period	$10,256	$171	$2,917	$—	$13,344

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended December 31, 2012
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	FCA US LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$4,708	$(195)	$1,576	$(268)	$5,821
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(2,860)	(56)	(717)	—	(3,633)
Proceeds from disposals of property, plant and equipment	8	—	1	—	9
Purchases of equipment and other assets on operating leases	—	(10)	(113)	—	(123)
Proceeds from disposals of equipment and other assets on operating leases	—	18	69	—	87
Change in restricted cash	88	—	2	—	90
Proceeds from the sale of certain international dealerships to FCA, net	—	—	11	—	11
Change in loans and notes receivables	2	—	—	—	2
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,762)	(48)	(747)	—	(3,557)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of Tranche B Term Loan due 2017	(30)	—	—	—	(30)
Repayments of Mexican development banks credit facility	—	—	(15)	—	(15)
Repayments of Gold Key Lease financing	—	—	(41)	—	(41)
Payment of Canadian Health Care Trust Note	—	—	(25)	—	(25)
Repayments of Auburn Hills headquarters loan	—	—	(50)	—	(50)
Net repayment of other financial obligations	(72)		(12)		(84)
Distribution for state tax withholding obligations and other taxes on behalf of members	(6)	—	—	—	(6)
Dividends issued to subsidiaries	—	(15)	(75)	90	—
Net increase (decrease) in loans to subsidiaries	(133)	62	(107)	178	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(241)	47	(325)	268	(251)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Net change in cash and cash equivalents	1,705	(196)	504	—	2,013
Cash and cash equivalents at beginning of period	7,405	323	1,873	—	9,601
Cash and cash equivalents at end of period	$9,110	$127	$2,377	$—	$11,614

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 24. Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial data consisted of the following (in millions of dollars):

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues, net	$18,990	$20,454	$20,660	$22,953
Gross margin	2,468	2,896	2,857	2,894
Interest expense	225	209	209	199
Loss on extinguishment of debt (1)	504	—	—	—
(Loss) Income before income taxes	(805)	785	773	804
Net (loss) income (2)	(690)	619	611	669
Less: Income attributable to noncontrolling interest (3)	—	—	—	7
Net (loss) income attributable to FCA US	(690)	619	611	662

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues, net	$15,385	$17,994	$17,564	$21,201
Gross margin	2,249	2,666	2,683	3,148
Interest expense	263	265	256	251
Loss on extinguishment of debt	—	23	—	1
Income before income taxes	198	544	610	852
Net income (4)	166	507	464	1,620

(1)
In connection with the prepayment of the VEBA Trust Note in February 2014, we recorded a non-cash charge of $504 million, consisting primarily of the remaining unamortized debt discount. Refer to Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations —Consolidated Results, for additional information.

(2)
Net (loss) income in the first quarter of 2014 includes a $672 million charge related to the MOU to supplement the existing collective bargaining agreement with the UAW. Refer to Note 19, Other Transactions with Related Parties, for additional information.

(3)	Income attributed to the Noncontrolling interest in FCA Japan for the year ended December 31, 2014. Refer to Note 19, Other Transactions with Related Parties, for additional information.

(4)
Net income in the fourth quarter of 2013 includes a $962 million non-cash tax benefit related to the release of valuation allowances on deferred tax assets. Refer to Note 13, Income Taxes, for additional information.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 25. Subsequent Events
Change in Income Tax Status
We are a limited liability company classified as a partnership entity for U.S. federal income tax purposes. As such, we are not a taxable entity for U.S. federal income tax purposes. Rather, federal taxable income or loss is included in the respective federal income tax returns of our members. However, the provision for income taxes includes foreign taxes for our corporate subsidiaries, as well as for certain U.S. states which impose income taxes upon non-corporate legal entities.
On January 21, 2014, Fiat completed a transaction in which its 100 percent owned indirect subsidiary FCA NA, indirectly acquired from the VEBA Trust all of the equity membership interests in the Company not previously held by FCA NA. Subsequently, the VEBA trust holding companies acquired by FCA NA were merged into FCA NA on December 28, 2014 and January 1, 2015. As a result of these mergers, FCA NA became the single member of the Company effective January 1, 2015. The Company will no longer be treated as a partnership for U.S. federal and state and local tax purposes. Instead, the Company and certain of our U.S. subsidiaries will now be treated as disregarded entities of our parent, FCA NA, for U.S. federal and state and local tax purposes. However, for financial reporting purposes we will be treated as if we were separately subject to U.S. federal and state and local income taxes. Accordingly, our financial statements will include U.S. tax items at federal, state and local statutory rates.
This change in the Company’s tax status will require the recognition of deferred tax asset or liability for the initial temporary differences at the time of the change. Accordingly, on January 1, 2015 we recorded a net deferred income tax asset of approximately $3.7 billion. This net deferred tax asset includes certain tax attributes that FCA NA has agreed to allow the Company to utilize to offset its future tax liability. The deferred tax assets that represent the tax attributes from FCA NA have been recorded along with an offsetting intercompany payable that will be recognized in equity as the benefits are realized.
China Joint Venture
On January 6, 2015, our agreement to join in a joint venture partnership with FCA and Guangzhou Automobile Group Co., Ltd. was approved by the People's Republic of China. According to the agreement, our joint venture will begin localized production of three new Jeep vehicles for the Chinese market, expanding the portfolio of Jeep SUVs currently available to Chinese consumers as imports. Production of the first vehicle is expected to begin by late 2015.
On January 23, 2015, Chrysler Asia Pacific Investment Company, Ltd. ("CAPIC"), our 100 percent owned subsidiary, purchased a 25 percent equity interest in the joint venture from FCA for $94 million in cash. On January 23, 2015, CAPIC contributed 500 million RMB ($81 million USD) in cash to the joint venture increasing our equity interest in the joint venture to 32 percent.
Special Distribution Payment
On February 3, 2015, we made a $1,338 million special distribution payment to our member, FCA NA.

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
Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, utilizing the criteria established in the “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2014.
This annual report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, non-accelerated filers are exempt from the auditor attestation requirement.
Changes in Internal Control over Financial Reporting
We continuously monitor and evaluate changes in our internal control over financial reporting. In support of our drive toward common global systems, we have replaced our current finance, procurement, and capital project and investment management systems with an SAP system that was developed leveraging the SAP system FCA currently utilizes. As appropriate, we have modified, and will continue to modify, the design and documentation of internal control processes and procedures relating to the new systems to simplify and automate many of our previous processes. Our management believes that implementation of these systems will continue to improve and enhance our internal controls over financial reporting. For additional information refer to Item 1A. Risk Factors —We depend on our information technology and data processing systems to operate our business, and a significant malfunction or disruption in the operation of our systems, or a security breach that compromises the confidential and sensitive information stored in those systems, could disrupt our business and adversely impact our ability to compete.
There were no other changes in our internal control over financial reporting that occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.
Item 11. Executive Compensation.
Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Director Independence.
Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accounting Fees and Services.
The Audit Committee retained Ernst & Young LLP, or Ernst & Young, to audit our consolidated financial statements for the years ended December 31, 2014 and 2013. We also retained Ernst & Young, as well as other accounting and consulting firms to provide services in 2014 and 2013.
Fees Paid to Ernst & Young. The aggregate fees billed to us for professional services performed by Ernst & Young were as follows (in millions of dollars):

	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit fees (1)	$10	$11
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	1	1
Total	$11	$12

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
The services performed by Ernst & Young during the years ended December 31, 2014 and 2013 were pre-approved in accordance with the pre-approval policy and procedures established by the Audit Committee. This policy requires the independent registered public accounting firm to present the proposed audit services and related fees to the Audit Committee for approval prior to the commencement of the services. Amounts exceeding the initially approved audit fees, or audit services not initially contemplated or considered during the initial approval, must be separately approved by the Audit Committee.
The Audit Committee must also pre-approve all audit-related services, tax services, and all other services that are proposed to be provided by the independent registered public accounting firm. Similar to audit services, management and the independent registered public accounting firm annually present the proposed services and related fees to the Audit Committee for approval prior to the commencement of services. The Audit Committee’s approval of the services and fees form the basis for an annual limit on such fees. The Audit Committee periodically reviews the spending against these limits. Services that were not initially contemplated or considered during the initial approval must be separately approved by the Audit Committee.
The Audit Committee determined that all services provided by Ernst & Young during the years ended December 31, 2014 and 2013 were compatible with maintaining their independence as principal accountants.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

(a)	Documents filed as part of FCA US LLC's 2014 Annual Report on Form 10-K

(1)	Financial Statements - FCA US LLC and Consolidated Subsidiaries’ consolidated financial statements.

(2)	Financial Statement Schedule:

FCA US LLC and Consolidated Subsidiaries’ Financial Statement Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013 and 2012	161
All other schedules have been omitted because the required information is not applicable or is included in the accompanying audited consolidated financial statements and notes thereto.

(b)	Exhibits

Exhibit Number	Description of Documents
3.1
Certificate of Formation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10, filed with the SEC on February 25, 2011, File No. 000-54282)

3.2
Fourth Amended and Restated Limited Liability Agreement of the Company, dated as of June 10, 2014 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed with SEC on June 13, 2014, File No. 000-54282)

3.3*	First Amendment to the Fourth Amended and Restated Limited Liability Company Agreement of the Company, dated as of December 15, 2014
3.4*	Second Amendment to the Fourth Amended and Restated Limited Liability Company Agreement of the Company, dated as of January 1, 2015
4.1
Indenture, relating to the Notes, dated as of May 24, 2011, among the Company, the Co-Issuer, the guarantors named on the signature pages thereto and Wilmington Trust FSB, as trustee and Citibank, N.A., as collateral agent, paying agent, registrar and authenticating agent (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2011, File No. 000-54282)

4.2
First Supplemental Indenture, dated as of February 2, 2012, to the Indenture, relating to the Notes, dated as of
May 24, 2011, among the Company, the Co-Issuer, the guarantors named on the signature pages thereto and Wilmington Trust National Association, as successor by merger to Wilmington Trust FSB, as trustee and Citibank, N.A., as collateral agent, paying agent, registrar and authenticating agent (incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 7, 2013, File No. 000-54282)

4.3
Second Supplemental Indenture, dated as of April 5, 2013, to the Indenture, relating to the Notes, dated as of May 24, 2011, among the Company, the Co-Issuer, the guarantors named on the signature pages thereto and Wilmington Trust National Association, as successor by merger to Wilmington Trust FSB, as trustee and Citibank, N.A., as collateral agent, paying agent, registrar and authenticating agent (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 13, 2013, File No. 000-54282)

10.1
Amended and Restated Credit Agreement, dated as of June 21, 2013, among the Company, the guarantors named on the signature page thereto, the lenders named therein, and Citibank, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2013, File No. 000-54282)

10.2
Assignment and Amendment, dated as of December 23, 2013, among the Company, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 23, 2013, File No. 000-54282)

10.3
Incremental Assumption Agreement, dated as of February 7, 2014, among the Company, the lenders party thereto and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2014, File No. 000-54282)

10.4
Term Loan Credit Agreement, dated as of February 7, 2014, among the Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2014, File No. 000-54282)

10.5
Master Industrial Agreement, dated as of June 10, 2009, by and among Fiat Group Automobiles S.p.A., Fiat Powertrain Technologies S.p.A, Fiat North America LLC and the Company (incorporated by reference to Exhibit 10.19 of Amendment No. 1 to the Company’s Registration Statement on Form 10, filed with the SEC on March 25, 2011, File No. 000-54282)

10.6Þ
Master Private Label Financing Agreement, dated as of February 6, 2013, by and between the Company and Santander Consumer USA Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 7, 2013, File No. 000-54282)

10.7
First Amendment to the Master Private Label Financing Agreement, dated as of February 12, 2014 by and between Santander Consumer USA Inc. and the Company (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, filed with the SEC on May 13, 2014, File No. 000-54282)

12.1*	Computation of Ratio of Earnings to Fixed Charges
31.1*	Section 302 Certification of the Chief Executive Officer
31.2*	Section 302 Certification of the Chief Financial Officer
32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed electronically herewith

Þ	Confidential treatment has been requested or previously granted to portions of this exhibit by the SEC

†	Furnished herewith

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions		Balance at End of Period
For the Year Ended December 31, 2014
Allowances deducted from assets:
Allowance for doubtful accounts on trade receivables	$54	$12	$—		$(32)	(1)	$34
Valuation allowance on deferred tax assets	151	79	28	(2)	(31)		227
For the Year Ended December 31, 2013
Allowances deducted from assets:
Allowance for doubtful accounts on trade receivables	$56	$13	$—		$(15)	(1)	$54
Valuation allowance on deferred tax assets	1,164	4	—		(1,017)		151
For the Year Ended December 31, 2012
Allowances deducted from assets:
Allowance for doubtful accounts on trade receivables	$68	$5	$—		$(17)	(1)	$56
Valuation allowance on deferred tax assets	1,124	28	117	(2)	(105)		1,164

(1)	Trade receivable write-offs, subsequent collections and other adjustments.

(2)	Amounts charged to AOCI, deferred tax assets and deferred tax liabilities.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FCA US LLC

Dated: March 4, 2015	By:	/s/ RICHARD K. PALMER
Richard K. Palmer
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SERGIO MARCHIONNE	Chairman, Chief Executive Officer,	March 4, 2015
Sergio Marchionne	President and Chief Operating Officer (principal executive officer)

/s/ RICHARD K. PALMER	Senior Vice President and	March 4, 2015
Richard K. Palmer	Chief Financial Officer (principal financial officer)

/s/ ALESSANDRO GILI	Vice President, Chief Accounting Officer and	March 4, 2015
Alessandro Gili	Corporate Controller (principal accounting officer)

/s/ REID A. BIGLAND	Director	March 4, 2015
Reid A. Bigland

/s/ GIORGIO FOSSATI	Director	March 4, 2015
Giorgio Fossati

/s/ LÈO W. HOULE	Director	March 4, 2015
Léo W. Houle

/s/ MICHAEL J. KEEGAN	Director	March 4, 2015
Michael J. Keegan

/s/ JOHN B. LANAWAY	Director	March 4, 2015
John B. Lanaway

/s/ ROBERT G. LIBERATORE	Director	March 4, 2015
Robert G. Liberatore

/s/ MICHAEL M. MANLEY	Director	March 4, 2015
Michael M. Manley

/s/ HERMANN G. WALDEMER	Director	March 4, 2015
Hermann G. Waldemer