Form 10-Q
period 2015-03-31
FCA US LLC
filed 2015-05-07
CIK 1513153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There is no public market for our equity securities. As of May 7, 2015, there were 1,632,654 Membership Interests issued and outstanding.
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Form 10-Q for the Quarterly Period Ended March 31, 2015

Unless otherwise specified, the terms "we," "us," "our," "FCA US," "Chrysler Group" and the "Company" refer to FCA US LLC, formerly known as Chrysler Group LLC, and its consolidated subsidiaries, or any one or more of them, as the context may require. "Old Carco" refers to Old Carco LLC, formerly known as Chrysler LLC, and its consolidated subsidiaries, or any one or more of them, as the context may require. "FCA" refers to Fiat Chrysler Automobiles N.V., a public limited liability company (naamloze vennootschap) incorporated under the laws of the Netherlands, its consolidated subsidiaries (excluding FCA US) and entities it jointly controls, or any one or more of them, as the context may require. References to "Fiat" refer solely to Fiat S.p.A., the predecessor of FCA.
Forward-Looking Statements
This report contains forward-looking statements that reflect our current views about future events. We use the words "anticipate," "assume," "believe," "estimate," "expect," "will," "intend," "may," "plan," "project," "should," "could," "seek," "designed," "potential," "forecast," "target," "objective," "goal," or the negatives of such terms or other similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. For additional discussion of these risks, refer to Item 1A. Risk Factors in our 2014 Annual Report on Form 10-K, or 2014 Form 10-K. These factors include, but are not limited to:

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

If any of these risks and uncertainties materialize, or if the assumptions underlying any of our forward-looking statements prove incorrect, then our actual results, level of activity, performance or achievements may be materially different from those we express or imply by such statements. The risks described in Item 1A. Risk Factors of our 2014 Form 10-K are not exhaustive. Other sections of our 2014 Form 10-K describe additional factors that could adversely affect our business, financial condition or results of operations. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those implied by any forward-looking statements. We do not intend, or assume any obligation, to update these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements referred to above and included elsewhere in this report.

PART I – Financial Information
Item 1. Condensed Consolidated Financial Statements
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Member of FCA US LLC
We have reviewed the condensed consolidated balance sheet of FCA US LLC and subsidiaries as of March 31, 2015, and the related condensed consolidated statements of operations and comprehensive income (loss), members’ deficit and cash flows for the three-month periods ended March 31, 2015 and 2014. These financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FCA US LLC and subsidiaries as of December 31, 2014, and the related consolidated statements of income, comprehensive income (loss), members’ deficit and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 4, 2015. In our opinion, the accompanying condensed consolidated balance sheet of FCA US LLC and subsidiaries as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Detroit, Michigan
May 7, 2015

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited —in millions of dollars)

		Three Months Ended March 31,
	Notes	2015	2014
Revenues, net		$20,881	$18,990
Cost of sales		18,329	16,522
GROSS MARGIN		2,552	2,468
Selling, administrative and other expenses	15	1,334	1,989
Research and development expenses, net		518	559
Restructuring (income) expense, net	16	(2)	8
Interest expense	4	194	225
Interest income		(14)	(12)
Loss on extinguishment of debt	9	10	504
INCOME (LOSS) BEFORE INCOME TAXES		512	(805)
Income tax benefit	10	(2,069)	(115)
NET INCOME (LOSS)		2,581	(690)
Less: Income attributable to noncontrolling interest		—	—
NET INCOME (LOSS) ATTRIBUTABLE TO FCA US LLC		$2,581	$(690)

See accompanying notes to unaudited condensed consolidated financial statements.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited —in millions of dollars)

		Three Months Ended March 31,
	Notes	2015	2014
NET INCOME (LOSS)		$2,581	$(690)
Other comprehensive income (1)	3	31	22
TOTAL COMPREHENSIVE INCOME (LOSS)		2,612	(668)
Less: Comprehensive income attributable to noncontrolling interest		—	—
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO FCA US LLC		$2,612	$(668)

(1)	Net of $80 million and $2 million of tax expense for the three months ended March 31, 2015 and 2014, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited —in millions of dollars)

	Notes	March 31, 2015	December 31, 2014
CURRENT ASSETS:
Cash and cash equivalents		$13,756	$14,538
Restricted cash	11	45	5
Accounts receivable, net of allowance for doubtful accounts of $34 and $34, respectively		1,311	1,185
Inventories	5	6,590	6,110
Prepaid expenses and other assets	7	2,405	2,402
Deferred taxes		4,187	548
TOTAL CURRENT ASSETS		28,294	24,788
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net of accumulated depreciation and amortization of $12,963 and $12,558, respectively		15,411	15,603
Equipment and other assets on operating leases, net of accumulated depreciation and amortization of $192 and $211, respectively		2,145	2,242
TOTAL PROPERTY AND EQUIPMENT		17,556	17,845
OTHER ASSETS:
Advances to related parties and other financial assets		151	78
Restricted cash	11	281	305
Goodwill		1,361	1,361
Other intangible assets, net	6	3,507	3,548
Prepaid expenses and other assets	7	634	693
Deferred taxes		341	406
TOTAL OTHER ASSETS		6,275	6,391
TOTAL ASSETS		$52,125	$49,024
CURRENT LIABILITIES:
Trade liabilities		$12,263	$11,325
Accrued expenses and other liabilities	8	12,181	10,906
Current maturities of financial liabilities	9	184	308
Deferred revenue		2,139	2,279
TOTAL CURRENT LIABILITIES		26,767	24,818
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	8	13,089	13,145
Financial liabilities	9	12,391	12,471
Deferred revenue		1,262	1,254
Deferred taxes		259	149
TOTAL LONG-TERM LIABILITIES		27,001	27,019
Commitments and contingencies	11	—	—
MEMBERS' DEFICIT:
Membership Interests
Membership Interests —1,632,654 units authorized, issued and outstanding at March 31, 2015 and December 31, 2014	15	—	—
Contributed capital	1	643	644
Retained earnings		2,499	1,359
Accumulated other comprehensive loss	3	(4,818)	(4,849)
TOTAL MEMBERS' DEFICIT ATTRIBUTABLE TO FCA US LLC		(1,676)	(2,846)
Members' deficit attributable to noncontrolling interest		33	33
TOTAL MEMBERS' DEFICIT		(1,643)	(2,813)
TOTAL LIABILITIES AND MEMBERS' DEFICIT		$52,125	$49,024

See accompanying notes to unaudited condensed consolidated financial statements.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited —in millions of dollars)

		Three Months Ended March 31,
	Notes	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES		$1,653	$1,623
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets		(721)	(728)
Proceeds from disposals of property, plant and equipment		—	14
Purchases of equipment and other assets on operating leases		(1)	(2)
Proceeds from disposals of equipment and other assets on operating leases		—	3
Change in restricted cash		(16)	8
Capital contributions to unconsolidated subsidiaries	15	(80)	—
Other		10	1
NET CASH USED IN INVESTING ACTIVITIES		(808)	(704)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured senior notes	9	—	2,985
Proceeds from Tranche B Term Loan due 2018	9	—	1,723
Proceeds from Tranche B Term Loan due 2017	9	—	247
Prepayment of VEBA Trust Note	9	—	(4,587)
Payments of Canadian Health Care Trust Note	9	(75)	(74)
Repayments of Tranche B Term Loan due 2017	9	(8)	(8)
Repayment of Tranche B Term Loan due 2018	9	(4)	—
Payments of Mexican development banks credit facilities	9	(466)	(7)
Proceeds from Mexico Bank Loan due 2022	9	500	—
Debt issuance costs		(5)	(7)
Net (repayments of) proceeds from financial obligations - related party	15	(4)	(11)
Net repayments of other financial obligations - third party		(33)	(13)
Dividend to FCA in exchange for equity investment	15	(94)	—
Special distributions paid to members	15	(1,338)	(1,900)
Distribution for state tax withholding obligations and other taxes on behalf of members		(1)	(60)
NET CASH USED IN FINANCING ACTIVITIES		(1,528)	(1,712)
Effect of exchange rate changes on cash and cash equivalents		(99)	(188)
Net change in cash and cash equivalents		(782)	(981)
Cash and cash equivalents at beginning of period		14,538	13,344
Cash and cash equivalents at end of period		$13,756	$12,363

See accompanying notes to unaudited condensed consolidated financial statements.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT
(Unaudited - in millions of dollars)

		Equity/(Deficit) Attributable to FCA US LLC
	Note	Contributed Capital	Retained Earnings (Accumulated Losses)	Accumulated Other Comprehensive Loss	Equity/(Deficit)Attributable to Parent	Equity/(Deficit) Attributable to Non-controlling Interest	Total Equity/(Deficit)
Balance at December 31, 2014		$644	$1,359	$(4,849)	$(2,846)	$33	$(2,813)
Special distribution paid to FCA NA	15	—	(1,338)	—	(1,338)	—	(1,338)
Distribution for state tax withholding obligations and other taxes on behalf of FCA NA		(1)	—	—	(1)	—	(1)
Dividend to FCA in exchange for equity investment	15	—	(103)	—	(103)	—	(103)
Net income		—	2,581	—	2,581	—	2,581
Other comprehensive income	3	—	—	31	31	—	31
Balance at March 31, 2015		$643	$2,499	$(4,818)	$(1,676)	$33	$(1,643)

Balance at December 31, 2013		$2,633	$171	$(4,046)	$(1,242)	$—	$(1,242)
Special distribution paid to members	15	(1,900)	—	—	(1,900)	—	(1,900)
Distribution for state tax withholding obligations and other taxes on behalf of members		(70)	—	—	(70)	—	(70)
Net loss		—	(690)	—	(690)	—	(690)
Other comprehensive income	3	—	—	22	22	—	22
Balance at March 31, 2014		$663	$(519)	$(4,024)	$(3,880)	$—	$(3,880)

See accompanying notes to unaudited condensed consolidated financial statements.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 1. Background and Nature of Operations
Unless otherwise specified, the terms "we," "us," "our," "FCA US," "Chrysler Group" and the "Company" refer to FCA US LLC, formerly known as Chrysler Group LLC, and its consolidated subsidiaries, or any one or more of them, as the context may require. "Old Carco" refers to Old Carco LLC, formerly known as Chrysler LLC, and its consolidated subsidiaries, or any one or more of them, as the context may require. "FCA" refers to Fiat Chrysler Automobiles N.V., a public limited liability company (naamloze vennootschap) incorporated under the laws of the Netherlands, its consolidated subsidiaries (excluding FCA US) and entities it jointly controls, or any one or more of them, as the context may require. References to "Fiat" refer solely to Fiat S.p.A., the predecessor of FCA.
Background
The Company was formed on April 28, 2009 as a Delaware limited liability company. Our sole beneficial owner is FCA, which holds a 100 percent ownership interest in us, effective as of the October 12, 2014 merger of Fiat with and into FCA (the "Merger"). Prior to the Merger, Fiat held a 100 percent ownership interest in us, effective as of its January 21, 2014 acquisition of the approximately 41.5 percent of our membership interests held by the UAW Retiree Medical Benefits Trust (the "VEBA Trust"). On January 21, 2014, Fiat completed a transaction (the "Equity Purchase Agreement") in which its 100 percent owned subsidiary, FCA North America Holdings LLC, formerly known as Fiat North America LLC ("FCA NA"), indirectly acquired from the VEBA Trust all of the membership interests in the Company not previously held by FCA NA. Refer to Note 15, Other Transactions with Related Parties, for additional information regarding this transaction.
Effective January 1, 2015, FCA NA became the 100 percent direct owner of our membership interests resulting in our change in tax status. Refer to Note 15, Other Transactions with Related Parties, for additional information.
Nature of Operations
We design, engineer, manufacture, distribute and sell vehicles under the brand names Chrysler, Jeep, Dodge, Ram and the SRT performance vehicle designation. We also manufacture certain vehicles in Mexico, which are distributed by us throughout North America and select markets and sold to FCA for distribution in other select markets. In addition, FCA manufactures certain vehicles for us, which we sell in the U.S. and internationally. Our product lineup includes passenger cars, utility vehicles (which include sport utility vehicles ("SUVs") and crossover vehicles ("CUVs")), minivans, trucks and commercial vans. We also sell automotive service parts and accessories under the Mopar brand name.
Our products are available in more than 150 countries around the world. We sell our products to dealers and distributors for sale to retail customers and fleet customers, which include rental car companies, commercial fleet customers, leasing companies and government entities. The majority of our operations, employees, independent dealers and sales are in North America, primarily in the U.S. Approximately 10 percent of our vehicle sales during both 2014 and the three months ended March 31, 2015 were outside North America, principally in Asia Pacific, South America and Europe. Vehicle, service parts and accessories sales outside North America are primarily through our 100 percent owned, affiliated or independent distributors and dealers. FCA is the distributor of our vehicles and service parts in Europe and Brazil. FCA also distributes certain of our vehicles through its networks in other select markets. We are the distributor for Alfa Romeo brand vehicles in North America and for FCA vehicles in select markets outside of Europe. Refer to Note 15, Other Transactions with Related Parties, for additional information regarding other transactions with FCA.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 2. Basis of Presentation and Recent Accounting Pronouncements
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and accompanying notes required by U.S. GAAP for complete financial statements. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the information presented. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K ("2014 Form 10-K") as filed with the U.S. Securities and Exchange Commission ("SEC").
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued updated guidance on a customer’s accounting for fees paid in cloud computing agreements. The update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We will comply with this guidance no later than January 1, 2016, and we are evaluating the potential impact on our consolidated financial statements.
In April 2015, the FASB issued updated guidance on the presentation of debt issuance costs. The guidance requires debt issuance costs to be presented as a direct deduction of debt balances on the statement of financial position, similar to the presentation of debt discounts. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We will comply with this guidance no later than January 1, 2016, and it will not have a material impact on our consolidated financial statements.
In February 2015, the FASB issued updated guidance on the consolidation assessment over certain legal entities. The guidance modifies the evaluation of whether limited partnerships and similar legal entities are Variable Interest Entities ("VIEs") or voting interest entities and eliminates the presumption that a general partner should consolidate a limited partnership. The guidance also affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships by placing more emphasis on risk of loss when determining a controlling financial interest. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We will comply with this guidance as of January 1, 2016, and we are evaluating the potential impact on our consolidated financial statements.
In January 2015, the FASB issued guidance that eliminates the concept of extraordinary items from generally accepted accounting principles. As a result, this standard eliminates the requirement to present transactions or events that are both unusual in nature and infrequent in occurrence separately in the income statement, net of tax, after income from continuing operations. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The guidance is effective for periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance as of January 1, 2015, and it did not have a material impact on our consolidated financial statements.
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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

In May 2014, the FASB issued updated guidance that requires a company to recognize revenue upon transfer of control of goods or services to a customer at an amount that reflects the consideration it expects to receive. This new revenue recognition model defines a five-step process to achieve this objective. The updated guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In April 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard, with early adoption of guidance permitted. If approved by the FASB, the new standard will become effective for periods beginning after December 15, 2017. We are currently evaluating the method of implementation and impact of adoption on our consolidated financial statements.
In April 2014, the FASB issued updated guidance that changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This guidance is effective for fiscal periods beginning after December 15, 2014, and is to be applied prospectively. We adopted this guidance as of January 1, 2015, and it did not have a material impact on our consolidated financial statements.
Note 3. Accumulated Other Comprehensive (Loss) Income
The changes in Accumulated Other Comprehensive (Loss) Income ("AOCI") by component, including the amounts reclassified to income, were as follows (in millions of dollars):

	Three Months Ended March 31, 2015
	Defined Benefit Plan Adjustments				Derivatives
	Net Actuarial Loss		Net Prior Service Credit (Cost)		Currency Forwards and Swaps		Commodity Swaps		Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(4,752)		$(113)		$114		$(14)		$(84)	$(4,849)
Gain (loss) recorded in other comprehensive income	(68)	(1)	—		184		(17)		(26)	73
Less: Gain (loss) reclassified from AOCI to income	(42)	(1), (2)	(3)	(2)	10	(3)	(3)	(4)	—	(38)
Tax effect (expense)/benefit	(14)		—		(66)		6		(6)	(80)
Other comprehensive income (loss)	(40)		3		108		(8)		(32)	31
Balance at end of period	$(4,792)		$(110)		$222		$(22)		$(116)	$(4,818)

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Three Months Ended March 31, 2014
	Defined Benefit Plan Adjustments				Derivatives
	Net Actuarial Loss		Net Prior Service Credit (Cost)		Currency Forwards and Swaps		Commodity Swaps		Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(4,056)		$(93)		$105		$8		$(10)	$(4,046)
Gain (loss) recorded in other comprehensive income	—		—		49		17		(6)	60
Less: Gain (loss) reclassified from AOCI to income	(27)	(2)	(3)	(2)	60	(3)	6	(4)	—	36
Tax effect expense	(2)		—		—		—		—	(2)
Other comprehensive income (loss)	25		3		(11)		11		(6)	22
Balance at end of period	$(4,031)		$(90)		$94		$19		$(16)	$(4,024)

(1)	An out-of-period adjustment was recorded during the three months ended March 31, 2015. Refer to Note 14, Employee Retirement and Other Benefits, for additional information.

(2)	These AOCI components are included within the computation of net periodic benefit costs. Refer to Note 14, Employee Retirement and Other Benefits, for additional information.

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

Note 4. Interest Expense
Interest expense included the following (in millions of dollars):

	Three Months Ended March 31,
	2015	2014
Financial interest expense:
Related parties (1) (see Note 15)	$2	$26
Third-party	196	193
Interest accretion (2)	9	19
Capitalized interest related to capital expenditures	(13)	(13)
Total	$194	$225

(1)
For the three months ended March 31, 2014, financial interest expense with related parties includes interest expense related to the senior unsecured note issued June 10, 2009 to the VEBA Trust, with an original face value of $4,587 million, through January 20, 2014. Refer to Note 15, Other Transactions with Related Parties, for additional information.

(2)	Interest accretion is primarily related to debt discounts/premiums, debt issuance costs and fair value adjustments.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 5. Inventories
The components of Inventories were as follows (in millions of dollars):

	March 31, 2015	December 31, 2014
Finished products, including service parts	$4,088	$3,805
Work in process	2,246	2,056
Raw materials and manufacturing supplies	256	249
Total	$6,590	$6,110
Note 6. Other Intangible Assets
The components of Other intangible assets were as follows (in millions of dollars):

		March 31, 2015
	Range of Useful Lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$—	$2,210
Dealer networks	20	378	111	267
FCA contributed intellectual property rights	10	320	187	133
Other intellectual property rights	3 - 12	263	102	161
Patented and unpatented technology	4 - 10	208	169	39
Software	3 - 5	516	240	276
Regulatory credits	1 - 7	477	59	418
Other	1 - 16	20	17	3
Total		$4,392	$885	$3,507

		December 31, 2014
	Range of Useful Lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$—	$2,210
Dealer networks	20	383	107	276
FCA contributed intellectual property rights	10	320	179	141
Other intellectual property rights	3 - 12	263	95	168
Patented and unpatented technology	4 - 10	208	164	44
Software	3 - 5	511	222	289
Regulatory credits	1 - 7	462	45	417
Other	1 - 16	20	17	3
Total		$4,377	$829	$3,548

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The following summarizes the amount of intangible asset amortization expense included in the respective financial statement captions of the accompanying Condensed Consolidated Statements of Operations (in millions of dollars):

	Financial Statement Caption	Three Months Ended March 31,
		2015	2014
Patented and unpatented technology, intellectual property, software, regulatory credits and other	Cost of sales	$52	$42
Dealer networks and other	Selling, administrative and other expenses	8	5
Total		$60	$47
Based on the gross carrying amount of other intangible assets as of March 31, 2015, the estimated future amortization expense for the next five years was as follows (in millions of dollars):

Remainder of 2015	$170
2016	178
2017	444
2018	119
2019	59
Intangible assets that have a finite useful life are generally amortized over their respective estimated useful lives, on a straight-line basis. However, certain other finite-lived intangible assets are amortized in a manner that reflects the pattern in which the economic benefits of the intangible asset are consumed.
Note 7. Prepaid Expenses and Other Assets
The components of Prepaid expenses and other assets were as follows (in millions of dollars):

	March 31, 2015			December 31, 2014
	Current	Non- Current	Total	Current	Non- Current	Total
Amounts due from related parties (see Note 15)	$1,019	$—	$1,019	$1,199	$—	$1,199
Prepayment of expenses with related parties (see Note 15)	60	208	268	45	234	279
Prepaid pension expense	—	137	137	—	134	134
Other	1,326	289	1,615	1,158	325	1,483
Total	$2,405	$634	$3,039	$2,402	$693	$3,095

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 8. Accrued Expenses and Other Liabilities
The components of Accrued expenses and other liabilities were as follows (in millions of dollars):

	March 31, 2015			December 31, 2014
	Current	Non- Current	Total	Current	Non- Current	Total
Pension and postretirement benefits	$188	$8,536	$8,724	$193	$8,579	$8,772
Product warranty costs	1,662	3,267	4,929	1,601	3,084	4,685
Sales incentives	4,018	—	4,018	3,932	—	3,932
Personnel costs	633	329	962	905	343	1,248
Amounts due to related parties (see Note 15) (1)	2,703	86	2,789	1,069	100	1,169
Vehicle residual value guarantees	639	—	639	540	—	540
Income and other taxes	253	132	385	434	123	557
Workers’ compensation	42	235	277	40	235	275
Accrued interest	211	—	211	96	—	96
Restructuring actions (See Note 16)	18	19	37	19	25	44
Other (2)	1,814	485	2,299	2,077	656	2,733
Total	$12,181	$13,089	$25,270	$10,906	$13,145	$24,051

(1)
As of March 31, 2015, amounts due to related parties includes certain tax attributes of $1,509 million that FCA NA has agreed to allow us to utilize to determine our future obligation in accordance with the provisions of the Fourth Amended and Restated Limited Liability Company Operating Agreement of FCA US LLC (“FCA US operating agreement”). Refer to Note 10, Income Taxes, for additional information.

(2)
As of March 31, 2015, the balance includes a $334 million obligation, $175 million current and $159 million non-current, associated with the Memorandum of Understanding entered into with the UAW for continued support of our World Class Manufacturing programs. Included within the obligation is $2 million of interest accretion. Refer to Note 15, Other Transactions with Related Parties, for additional information.

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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The changes in accrued product warranty costs (excluding deferred revenue from service contracts described below, as well as supplier recoveries) were as follows (in millions of dollars):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$4,685	$3,800
Provision for current period warranties	660	503
Net adjustments to pre-existing warranties	309	122
Net warranty settlements	(661)	(411)
Translation and other adjustments	(64)	(24)
Balance at end of period	$4,929	$3,990
We recognized recoveries from suppliers related to warranty claims of $31 million and $12 million during the three months ended March 31, 2015 and 2014, respectively, which are excluded from the change in warranty costs above.
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
The following summarizes the changes in deferred revenue from these contracts (in millions of dollars):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$1,446	$1,239
Deferred revenues for current period service contracts	184	156
Earned revenues in current period	(128)	(105)
Refunds of canceled contracts	(15)	(9)
Translation and other adjustments	(21)	(5)
Balance at end of period	$1,466	$1,276

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 9. Financial Liabilities
The components of Financial liabilities were as follows (in millions of dollars):

	March 31, 2015
	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable Within One Year:
	Effective
Tranche B Term Loan due 2017	4.06%	(1)	$33	$33
Tranche B Term Loan due 2018	3.60%	(2)	18	18
Canadian Health Care Trust Note - Tranche B	9.21%	(3)	21	21

	Weighted Average
Other:
Capital lease obligations	9.94%		73	66
Other financial obligations	16.13%		49	46
Total other financial liabilities			122	112
Total financial liabilities payable within one year			$194	$184

	Maturity	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable After One Year:
		Effective
Tranche B Term Loan due 2017	5/24/2017	4.06%	(1)	$3,101	$3,065
Tranche B Term Loan due 2018	12/31/2018	3.60%	(2)	1,715	1,694
Secured Senior Notes due 2019	6/15/2019	7.30%	(4)	2,875	2,945
Secured Senior Notes due 2021	6/15/2021	7.57%	(5)	3,080	3,179
Canadian Health Care Trust Notes:
Tranche A	6/30/2017	4.85%	(3)	172	179
Tranche B	6/30/2024	9.21%	(3)	314	320
Tranche C	6/30/2024	9.68%	(6)	98	86
Total Canadian Health Care Trust Notes				584	585

Mexico Bank Loan due 2022	3/20/2022	3.53%	(7)	500	500

		Weighted Average
Other:
Capital lease obligations	2016-2021	10.68%		324	305
Other financial obligations	2018-2024	13.75%		128	118
Total other financial liabilities				452	423
Total financial liabilities payable after one year				12,307	12,391
Total				$12,501	$12,575

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	December 31, 2014
	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable Within One Year:
	Effective
Tranche B Term Loan due 2017	4.06%	(1)	$33	$33
Tranche B Term Loan due 2018	3.60%	(2)	18	18
Canadian Health Care Trust Notes:
Tranche A	6.48%	(3)	81	82
Tranche B	9.21%	(3)	23	23
Total Canadian Health Care Trust Notes			104	105
Mexican development banks credit facility due 2025	8.09%	(8)	26	26

	Weighted Average
Other:
Capital lease obligations	9.81%		75	67
Other financial obligations	18.03%		61	59
Total other financial liabilities			136	126
Total financial liabilities payable within one year			$317	$308

	Maturity	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable After One Year:
		Effective
Tranche B Term Loan due 2017	5/24/2017	4.06%	(1)	$3,109	$3,069
Tranche B Term Loan due 2018	12/31/2018	3.60%	(2)	1,719	1,697
Secured Senior Notes due 2019	6/15/2019	7.30%	(4)	2,875	2,948
Secured Senior Notes due 2021	6/15/2021	7.57%	(5)	3,080	3,183
Canadian Health Care Trust Notes:
Tranche A	6/30/2017	6.48%	(3)	196	204
Tranche B	6/30/2024	9.21%	(3)	345	352
Tranche C	6/30/2024	9.68%	(6)	108	94
Total Canadian Health Care Trust Notes				649	650
Mexican development banks credit facilities:
Credit facility due 2021	12/23/2021	7.00%	(9)	204	204
Credit facility due 2025	7/19/2025	8.09%	(8)	257	257
Total Mexican development banks credit facilities				461	461

		Weighted Average
Other:
Capital lease obligations	2016-2021	10.59%		350	328
Other financial obligations	2018-2024	13.66%		146	135
Total other financial liabilities				496	463
Total financial liabilities payable after one year				12,389	12,471
Total				$12,706	$12,779

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(1)	Loan bears interest at LIBOR (subject to a 0.75 percent floor) + 2.75 percent. Stated interest rate as of both March 31, 2015 and December 31, 2014 was 3.50 percent.

(2)	Loan bears interest at LIBOR (subject to a 0.75 percent floor) + 2.50 percent. Stated interest rate as of both March 31, 2015 and December 31, 2014 was 3.25 percent.

(3)	Note bears interest at a stated rate of 9.00 percent.

(4)	Notes bear interest at a stated rate of 8.00 percent.

(5)	Notes bear interest at a stated rate of 8.25 percent.

(6)	Note bears interest at a stated rate of 7.50 percent.

(7)	Represents the stated interest rate. Loan bears interest at one-month LIBOR + 3.35 percent.

(8)	Represents the stated interest rate. Loan bears interest at the 28 day Interbank Equilibrium Interest Rate ("TIIE") + 4.80 percent subject to a quarterly reset of TIIE.

(9)	Represents the stated interest rate. Loan bears interest at the 28 day TIIE + 3.70 percent subject to a monthly reset of TIIE.
As of March 31, 2015, the carrying amounts of our financial obligations include fair value adjustments, premiums, discounts and loan origination fees totaling $74 million in excess of their face value related to the following obligations (in millions of dollars):

Tranche B Term Loan due 2017	$(36)
Tranche B Term Loan due 2018	(21)
Secured Senior Notes due 2019	70
Secured Senior Notes due 2021	99
Canadian Health Care Trust Notes	1
Liabilities for capital lease and other financial obligations	(39)
Total	$74
As of March 31, 2015, the aggregate annual contractual maturities of our financial liabilities at face value were as follows (in millions of dollars):

Remainder of 2015	$155
2016	266
2017	3,322
2018	1,930
2019	3,096
2020 and thereafter	3,732
Total	$12,501
FCA Mexico Credit Agreements
On March 20, 2015, FCA Mexico, S.A. de C.V., formerly known as Chrysler de Mexico, S.A. de C.V., (“FCA Mexico”) our principal operating subsidiary in Mexico, entered into a $900 million non-revolving loan agreement (“Mexico Bank Loan”), maturing on March 20, 2022. On March 20, 2015, FCA Mexico received an initial disbursement of $500 million, which bears interest at one-month LIBOR plus 3.35 percent per annum. The remaining $400 million is available for disbursement, subject to meeting certain preconditions, for the four month period subsequent to March 20, 2015, the effective date of the loan agreement. At the end of that four month period, FCA Mexico can extend the disbursement term for an additional 14 months, subject to a commitment fee of 0.50 percent per annum on the undisbursed balance.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Principal payments are due on the loan in seventeen equal quarterly installments based on the total amount of all disbursements made under the loan agreement, beginning March 20, 2018, and interest is paid monthly throughout the term of the loan. The loan agreement requires FCA Mexico to maintain certain fixed and other assets as collateral, and comply with certain covenants, including, but not limited to, financial maintenance covenants, limitations on liens, incurrence of debt and asset sales. We may not prepay all or any portion of the loan prior to the 18-month anniversary of the effective date of the loan agreement.
The proceeds of this transaction were used, in part, to prepay the following Mexican development banks credit facilities:

•
Credit Facility due 2021 - 3.0 billion Mexican peso term loan facility issued on December 23, 2011, which had an outstanding balance of 3.1 billion pesos ($198 million), including accrued interest at time of prepayment.

•
Credit Facility due 2025 - Mexican peso equivalent of $400 million term loan facility issued in July 2010, which had an outstanding balance of 4.1 billion pesos ($268 million), including accrued interest at time of prepayment.

In connection with the prepayment of the Mexican development bank credit facilities, we recorded a non-cash charge of $10 million in the first quarter of 2015, which consisted of the write-off of the remaining unamortized debt issuance costs. The charge is included in Loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations.
Canadian Health Care Trust Notes
On January 2, 2015, we made a prepayment on the Canadian Health Care Trust Tranche A note ("Canadian HCT Tranche A Note") of the scheduled payment due on June 30, 2015. The amount of the prepayment, determined in accordance with the terms of the Canadian HCT Tranche A Note, was $99 million and was composed of a $87 million principal payment and interest accrued through January 2, 2015 of $12 million. The $87 million Canadian HCT Tranche A Note principal payment consisted of $12 million of interest that was previously capitalized as additional debt with the remaining $75 million representing a prepayment of the original principal balance.
On January 2, 2014, we made a prepayment on the Canadian HCT Tranche A Note of the scheduled payment due on June 30, 2014. The amount of the prepayment, determined in accordance with the terms of the Canadian HCT Tranche A Note, was $109 million and was composed of a $91 million principal payment and interest accrued through January 2, 2014 of $18 million. The $91 million Canadian HCT Tranche A Note principal payment consisted of $17 million of interest that was previously capitalized as additional debt with the remaining $74 million representing a prepayment of the original principal balance.
The payments of capitalized interest are included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014.
Refer to our 2014 Form 10-K for additional information regarding the Canadian Health Care Trust Notes.
New Debt Issuances and Prepayment of the VEBA Trust Note
On February 7, 2014, we and certain of our U.S. subsidiaries as guarantors entered into the following transactions to facilitate the prepayment of the senior unsecured note issued June 10, 2009 to the VEBA Trust, with an original face amount of $4,587 million ("VEBA Trust Note"):

•
New Senior Credit Facilities - a $250 million additional term loan under the existing tranche B term loan facility, which matures on May 24, 2017 (we collectively refer to the $250 million additional tranche B term loan and the $3.0 billion tranche B term loan, which was fully drawn on May 24, 2011, as the "Tranche B Term Loan due 2017"), and a new $1,750 million tranche B term loan ("Tranche B Term Loan due 2018") issued under the term loan credit facility that matures on December 31, 2018;

•
Secured Senior Notes due 2019 - issuance of an additional $1,375 million aggregate principal amount of 8 percent secured senior notes due June 15, 2019, at an issue price of 108.25 percent of the aggregate principal amount; and

•
Secured Senior Notes due 2021 - issuance of an additional $1,380 million aggregate principal amount of 8 ¼ percent secured senior notes due June 15, 2021, at an issue price of 110.50 percent of the aggregate principal amount.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
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
Amounts Available for Borrowing under Credit Facilities
As of March 31, 2015, our $1.3 billion revolving credit facility remains undrawn and $400 million remains undisbursed under the Mexico Bank Loan, as discussed above. The Tranche B Term Loan due 2017 and the Tranche B Term Loan due 2018 remain fully drawn.
Refer to our 2014 Form 10-K for additional information regarding the terms of our financing arrangements.
Note 10. Income Taxes
Effective January 1, 2015, FCA NA became our single member and, as a result, we are no longer treated as a partnership for U.S. federal, state and local income tax purposes. Instead, we and certain of our U.S. subsidiaries are now treated as disregarded entities of our parent, FCA NA, for U.S. federal, state and local income tax purposes. This change in our tax status required the recognition of a net deferred tax asset for the initial temporary differences at the time of the change. Accordingly, on January 1, 2015 we recorded a net deferred tax asset of $3,692 million. This net deferred tax asset consists of $2,183 million related to temporary differences on our assets and liabilities resulting from our change in tax status, which is recognized as a deferred tax benefit. In addition, a net deferred tax asset was also recognized for certain tax attributes of $1,509 million that FCA NA has agreed to allow us to utilize to determine our future obligation in accordance with the provisions of the FCA US operating agreement. These attributes have been recognized with a payable to FCA NA, which is included in the accrued expenses and other liabilities line item on the Condensed Consolidated Balance Sheets. As the attributes are realized, they will be recognized in equity.
Significant components of the net deferred tax assets recognized upon termination of the partnership consist of deferred tax assets of approximately $2,707 million related to pension and OPEB, $741 million related to incentives, $1,046 million related to warranty, $1,397 million related to other accrued expenses and $1,509 million related to tax attributes consisting of $555 million related to tax credits and $954 million related to net operating losses, and deferred tax liabilities of approximately $930 million related to intangible assets and $2,778 million related to property, plant and equipment.
Although we and certain of our U.S. subsidiaries are included in the FCA NA consolidated U.S. federal income tax return and for certain states’ income tax returns, for financial reporting purposes, we are treated as if we were separately subject to U.S. federal, state and local income taxes. Accordingly, our financial statements recognize the current and deferred income tax consequences that result from our activities as if we were a separate taxpayer rather than a member of the parent company’s consolidated income tax group. Differences between our separate income tax provision and cash flows attributable to income taxes pursuant to the provisions of our operating agreement with our parent company have been recognized as capital contributions from, or dividends to, FCA NA. Current taxes payable are included in the accrued expenses and other liabilities line item on the Condensed Consolidated Balance Sheets.
For interim income tax reporting, we estimate our annual effective tax rate and apply it to our year to date ordinary income (loss). Tax jurisdictions with a projected loss or year to date loss for which a tax benefit cannot be realized are excluded. The tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and are recognized in the interim period in which they occur.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Our income tax benefit is $2,069 million and $115 million for the three months ended March 31, 2015 and March 31, 2014, respectively. The principal difference in our income tax expense amounts for the periods presented is due to a deferred tax benefit of $2,183 million primarily related to changes in statutory rates utilized to calculate net deferred tax assets and a current tax benefit of $96 million related to changes in statutory rates utilized to calculate prepaid tax assets both resulting from the January 1, 2015 change in our tax status.
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
Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. We establish an accrual in connection with pending or threatened litigation if a loss is probable and can be reasonably estimated. Since these accruals represent estimates, it is reasonably possible that the resolution of some of these matters could require us to make payments in excess of the amounts accrued. It is also reasonably possible that the resolution of some of the matters for which accruals could not be made may require us to make payments in an amount or range of amounts that could not be reasonably estimated at March 31, 2015.
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
On July 9, 2012, a lawsuit was filed against the Company in the Superior Court of Decatur County, Georgia with respect to a March 2012 fatality in a rear-impact collision involving a 1999 Jeep Grand Cherokee. Plaintiffs alleged that the manufacturer had acted in a reckless and wanton fashion when it designed and sold the vehicle due to the placement of the fuel tank behind the rear axle and had breached a duty to warn of the alleged danger. On April 2, 2015, a jury found in favor of the plaintiffs and the trial court entered a judgment against the Company in the amount of $148.5 million.

The Company believes the jury verdict was not supported by the evidence or the law. It is in the process of filing post-trial motions and then will consider an appeal. The Company maintains that the 1999 Jeep Grand Cherokee is not defective, and its fuel system does not pose an unreasonable risk to motor vehicle safety. The vehicle met or exceeded all applicable Federal Motor Vehicle Safety Standards, including the standard governing fuel system integrity. Furthermore, the Company submitted extensive data to the National Highway Traffic and Safety Administration (NHTSA) validating that the vehicle performs as well as, or better than, peer vehicles in impact studies, and nothing revealed in the trial altered this data. During the trial, however, the Company was not allowed to introduce all the data previously provided to NHTSA, which demonstrated that the vehicle’s fuel system is not defective.

While a decision by an appellate court could affirm the judgment, the Company believes it is more likely that the verdict will be overturned, that a new trial will be ordered or that the amount of the judgment will be modified. The Company does not, therefore, believe a loss is probable at the present time. The amount of the possible loss cannot reasonably be estimated at this time given that the Company is in the early stages of what could be a lengthy appellate process, and the range of possible outcomes is between zero (as the verdict could be overturned or the award could be reduced to an immaterial amount) and the current judgment of $148.5 million.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

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
Restricted Cash
Restricted cash, which includes cash equivalents, was $326 million as of March 31, 2015. Restricted cash included $218 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler AG and $108 million of collateral for other contractual agreements.
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
Employees
In the U.S. and Canada combined, substantially all of our hourly employees and approximately 19 percent of our salaried employees were represented by unions under collective bargaining agreements that expire in September 2015 and September 2016, respectively. These represented employees are approximately 65 percent of our worldwide workforce as of March 31, 2015. The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") and Unifor represent substantially all of these represented employees in the U.S. and Canada, respectively.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

On January 21, 2014, we entered into the memorandum of understanding ("MOU") with the UAW to supplement our existing collective bargaining agreement. For the discussion on the MOU agreement with the UAW refer to Note 15, Other Transactions with Related Parties.
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
The SCUSA Agreement has a ten year term commencing February 2013, subject to early termination in certain circumstances, including the failure by a party to comply with certain of its ongoing obligations under the SCUSA Agreement. In accordance with the terms of the agreement, SCUSA provided us an upfront, nonrefundable payment of $150 million in May 2013, which was recognized as Deferred revenue and is being amortized over ten years. As of March 31, 2015, $121 million remained in Deferred revenue in the accompanying Condensed Consolidated Balance Sheets.
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
As of March 31, 2015, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $285 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at March 31, 2015, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made, net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 12. Fair Value Measurements
The following summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions of dollars):

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$12,018	$1,738	$—	$13,756
Restricted cash	326	—	—	326
Derivatives:
Currency forwards and swaps	—	513	—	513
Commodity swaps and options	—	3	—	3
Total	$12,344	$2,254	$—	$14,598
Liabilities:
Derivatives:
Currency forwards and swaps	$—	$177	$—	$177
Commodity swaps and options	—	31	20	51
Total	$—	$208	$20	$228

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$12,081	$2,457	$—	$14,538
Restricted cash	310	—	—	310
Derivatives:
Currency forwards and swaps	—	238	—	238
Commodity swaps and options	—	1	4	5
Total	$12,391	$2,696	$4	$15,091
Liabilities:
Derivatives:
Currency forwards and swaps	$—	$169	$—	$169
Commodity swaps and options	—	38	9	47
Total	$—	$207	$9	$216
During the three months ended March 31, 2015 and 2014, there were no transfers between Level 1 and Level 2 or into or out of Level 3.
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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

We take into consideration credit valuation adjustments on both assets and liabilities taking into account credit risk of our counterparties and non-performance risk as described in Note 13, Derivative Financial Instruments and Risk Management.
The following summarizes the changes in Level 3 items measured at fair value on a recurring basis (in millions of dollars):

	Three Months Ended March 31,
	2015	2014
Derivatives Assets (Liabilities):
Fair Value at beginning of the period	$(5)	$3
Total realized and unrealized gains (losses):
Included in Net income (1)	—	3
Included in Other comprehensive income (loss) (2)	(15)	10
Settlements (3)	—	(5)
Fair value at end of the period	$(20)	$11
Changes in unrealized gains (losses) relating to instruments held at end of period (1)	$—	$—

(1)	The related realized and unrealized gains (losses) are recognized in Cost of sales in the accompanying Condensed Consolidated Statements of Operations.

(2)	The related realized and unrealized gains (losses) are recognized in Other comprehensive income (loss) in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

(3)	There were no purchases, issuances or sales during the three months ended March 31, 2015 and 2014.
The following summarizes the unobservable inputs related to Level 3 items measured at fair value on a recurring basis as of March 31, 2015:

	Net Liability (in millions of dollars)	Valuation Technique	Unobservable Input	Range	Unit of Measure
Commodity swaps	$(20)	Discounted	Platinum forward points	$ 0.17 — $ 9.29	Per troy ounce
		cash flow	Palladium forward points	$ 0.06 — $ 5.16	Per troy ounce
			Natural gas forward points	$ (0.03) — $ 0.40	Per giga-joule
The forward points that were used in the valuation of platinum, palladium and certain natural gas contracts were deemed unobservable. Significant increases or decreases in any of the unobservable inputs in isolation would not significantly impact our fair value measurements.
The carrying amounts and estimated fair values of our financial instruments were as follows (in millions of dollars):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$13,756	$13,756	$14,538	$14,538
Restricted cash	326	326	310	310
Financial liabilities (1)	12,575	13,064	12,779	13,213
Derivatives:
Included in Prepaid expenses and other assets and Advances to related parties and other financial assets	516	516	243	243
Included in Accrued expenses and other liabilities	228	228	216	216

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(1)
As of March 31, 2015, the fair value of Financial liabilities includes $11.3 billion and $1.7 billion measured utilizing Level 2 and Level 3 inputs, respectively. As of December 31, 2014, the fair value of Financial liabilities includes $11.3 billion and $1.9 billion measured utilizing Level 2 and Level 3 inputs, respectively.

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
Note 13. Derivative Financial Instruments and Risk Management
Derivative Instruments
All derivative instruments are recognized in the accompanying Condensed Consolidated Balance Sheets at fair value. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. The fair values of our derivative financial instruments are based on pricing models or formulas using current estimated cash flow and discount rate assumptions. We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. The adjustment is estimated based on the net exposure by counterparty. We use an estimate of the counterparty’s non-performance risk when we are in a net asset position and an estimate of our own non-performance risk when we are in a net liability position. As of March 31, 2015 and December 31, 2014, the adjustment for non-performance risk did not materially impact the fair value of derivative instruments.
The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single–A or better. The aggregate fair value of derivative instruments in asset positions as of March 31, 2015 and December 31, 2014 was approximately $516 million and $243 million, respectively, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss that we would recognize if all counterparties failed to perform as contracted could be significantly lower.
The terms of the agreements with our counterparties for foreign currency exchange and commodity hedge contracts require us to post collateral when derivative instruments are in a liability position, subject to posting thresholds. In addition, these agreements contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding net asset or liability positions. These cross-default provisions could be triggered if there was a non-performance event under certain debt obligations. The fair values of the related gross liability positions as of March 31,

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

2015 and December 31, 2014, which represent our maximum potential exposure, were $228 million and $216 million, respectively. As of March 31, 2015, we posted $4 million as collateral for hedging contracts. The cash collateral is included in Restricted cash in the accompanying Condensed Consolidated Balance Sheets. Per the terms of our agreements, no collateral was required to be posted as of December 31, 2014.
The following presents the gross and net amounts of our derivative assets and liabilities after giving consideration to the terms of the master netting arrangements with our counterparties (in millions of dollars):

	March 31, 2015		December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amounts recognized in the Consolidated Balance Sheets	$516	$228	$243	$216
Gross amounts not offset in the Consolidated Balance Sheets that are eligible for offsetting:
Derivatives	(202)	(202)	(192)	(192)
Cash collateral pledged	—	(4)	—	—
Net Amount	$314	$22	$51	$24
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
Cash Flow Hedges
We use financial instruments designated as cash flow hedges to hedge exposure to foreign currency exchange risk associated with transactions in currencies other than the functional currency in which we operate. We also use financial instruments designated as cash flow hedges to hedge our exposure to commodity price risk associated with buying certain commodities used in the ordinary course of our operations. Changes in the fair value of designated derivatives that are highly effective as cash flow hedges are recorded in AOCI, net of estimated income taxes. These changes in the fair value are then released into earnings contemporaneously with the earnings effects of the hedged items. Cash flows associated with cash flow hedges are reported in Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows. The ineffective portions of the fair value changes are recognized in the results of operations immediately. The amount of ineffectiveness recorded for the three months ended March 31, 2015 and 2014 was immaterial. Our cash flow hedges mature within 18 months.
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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The following summarizes the fair values of derivative instruments designated as cash flow hedges which were outstanding (in millions of dollars):

	March 31, 2015
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$4,724	$409	$(128)
Commodity swaps	250	—	(30)
Total	$4,974	$409	$(158)

	December 31, 2014
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$5,621	$206	$(94)
Commodity swaps	258	4	(19)
Total	$5,879	$210	$(113)

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
The following summarizes the pre-tax effect of gains (losses) recorded in Other comprehensive income (loss) and reclassified from AOCI to income (in millions of dollars):

	Three Months Ended March 31, 2015
	AOCI as of January 1, 2015	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of March 31, 2015
Currency forwards and swaps	$116	$184	$10	$290
Commodity swaps	(14)	(17)	(3)	(28)
Total	$102	$167	$7	$262

	Three Months Ended March 31, 2014
	AOCI as of January 1, 2014	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of March 31, 2014
Currency forwards and swaps	$106	$49	$60	$95
Commodity swaps	8	17	6	19
Total	$114	$66	$66	$114
We expect to reclassify existing pre-tax net gains of $249 million from AOCI to income within the next 12 months.
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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The following summarizes the fair values of derivative instruments not designated as hedges (in millions of dollars):

	March 31, 2015
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$1,381	$104	$(49)
Commodity swaps and options	396	3	(21)
Total	$1,777	$107	$(70)

	December 31, 2014
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$1,651	$32	$(75)
Commodity swaps and options	399	1	(28)
Total	$2,050	$33	$(103)

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
The following summarizes the effect of derivative instruments not designated as hedges in the respective financial statement captions of the accompanying Condensed Consolidated Statements of Operations (in millions of dollars):

		Three Months Ended March 31,
	Financial Statement Caption	2015 Gain (Loss)	2014 Gain (Loss)
Currency forwards and swaps	Revenues, net	$29	$(8)
Commodity swaps and options	Cost of sales	(13)	(18)
	Total	$16	$(26)

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 14. Employee Retirement and Other Benefits
We sponsor several defined benefit pension plans covering certain of our hourly and salaried employees. The majority of the plans are funded plans. Benefits are based on a fixed rate for each year of service. Additional benefits are provided to certain of our salaried employees based on the employee’s cumulative contributions, years of service during which the employee contributions were made and the employee’s average salary during the years preceding retirement. All U.S. and Canadian salaried plan benefits are frozen and our salaried employees no longer earn ongoing benefits under the plans.
We provide health care, legal and life insurance benefits to certain of our hourly and salaried employees. Upon retirement from the Company, employees may become eligible for continuation of certain benefits. Benefits and eligibility rules may be modified periodically.
Benefits Expense
The components of pension and other postretirement employee benefits ("OPEB") cost (income) were as follows (in millions of dollars):

	Three Months Ended March 31,
	2015		2014
	Pension Benefits	OPEB	Pension Benefits	OPEB
Service cost	$52	$7	$56	$6
Interest cost	331	28	350	32
Expected return on plan assets	(429)	—	(420)	—
Recognition of net actuarial losses	35	7	21	6
Amortization of prior service cost	3	—	3	—
Net periodic benefit cost (income)	$(8)	$42	$10	$44
Contributions and Payments
During the three months ended March 31, 2015, employer contributions of $1 million were made to both our U.S. and Canadian funded pension plans. For the remainder of 2015, employer contributions to our U.S. funded pension plans are expected to be $233 million, of which $6 million will be made to satisfy minimum funding requirements and $227 million will be discretionary; employer contributions to our Canadian funded pension plans are expected to be $71 million, of which $67 million will be made to satisfy minimum funding requirements and $4 million will be discretionary.
Employer contributions to our unfunded pension and OPEB plans amounted to $7 million and $42 million, respectively, for the three months ended March 31, 2015. Employer contributions to our unfunded pension and OPEB plans for the remainder of 2015 are expected to be $10 million and $124 million, respectively, which represent the expected benefit payments to participants.
Out-of-Period Adjustment
We identified an out-of-period adjustment related to the calculation of pension benefits. We determined this adjustment to be immaterial to our current and previously filed financial statements. During the three months ended March 31, 2015, we recorded this adjustment as an increase to our Cost of sales in the amount of $22 million, an increase to our Selling administrative and other expenses in the amount of $4 million, an increase to our Research and development expenses, net in the amount of $4 million, a net increase to AOCI losses of $56 million and an increase to our Accrued expenses and other liabilities of $86 million.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
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
Concurrent with the closing of the Equity Purchase Agreement, we entered into a contractually binding and legally enforceable MOU with the UAW to supplement our existing collective bargaining agreement. In exchange for the UAW's legally binding specific commitment to continue to support the implementation of World Class Manufacturing ("WCM") programs throughout our manufacturing facilities, to facilitate benchmarking across all of our manufacturing plants and to actively assist in the achievement of our long-term business plan, we agreed to make payments totaling $700 million to be paid in four equal annual installments. As of the transaction date, this payment obligation had a fair value of $672 million, which was determined by discounting the payments under the MOU to their present value considering our non-performance risk over the payment period associated with those payments and the unsecured nature of the obligation. At the direction of the UAW, the payments are to be made to the VEBA Trust. The first and second installments of $175 million were paid on January 21, 2014 and January 21, 2015, respectively. These installments are reflected in the operating section of the accompanying Condensed Consolidated Statements of Cash Flows.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

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
Notes to Condensed Consolidated Financial Statements

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

As the expected discount that would have been realized in order to complete a successful IPO represented a market-based discount that would have been reflected in an IPO price, Fiat concluded it should be included in the measurement at the transaction date between a willing buyer and willing seller under the principles in Accounting Standard Codification 820, "Fair Value Measurements and Disclosures".
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
We have recorded the expense for the UAW’s contractually binding and legally enforceable commitments under the MOU in Selling, administrative and other expenses in the accompanying Condensed Consolidated Statements of Operations which represents the amount of consideration paid that was allocated to the UAW’s commitments under the MOU.

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
In May 2012, and pursuant to a 2011 definitive technology license agreement with FCA, we recorded a $37 million license fee for FCA’s use of intellectual property in the production of two vehicles. We began amortizing the applicable portion of the seven year license fee when production launched for each of the vehicles in 2013. As of March 31, 2015, $27 million remained in Deferred revenue in the accompanying Condensed Consolidated Balance Sheets.
In May 2013, we entered into a $120 million six-year capital lease with FCA related to equipment and tooling used in the production of a vehicle.
In December 2013, we entered into an agreement with FCA related to the production of a vehicle for which FCA will incur, on our behalf, costs and expenses for the development, manufacture and procurement of tooling, machinery and equipment. During the three months ended March 31, 2015 and 2014, $10 million and $48 million, respectively, of such costs and expenses associated with unique tooling, machinery and equipment were recognized in Property, plant and equipment, net in the accompanying Condensed Consolidated Balance Sheets. As of March 31, 2015 and December 31, 2014, $205 million and $234 million, respectively, remained in Property, plant and equipment, net in the accompanying Condensed Consolidated Balance Sheets.
In March 2014, we entered into an additional agreement with FCA which sets out the terms under which we will fund our share of certain common capital investments, determined proportionally based on our share of committed contract volumes of supplied vehicles. During the three months ended March 31, 2015 and 2014 and in accordance with the agreement, we recorded $29 million and $197 million related to common capital investments. In addition, after production of the vehicle began and vehicles were sold, we began amortizing the prepaid asset during the third quarter 2014. As a result, $268 million and $279 million remained in Prepaid expenses and other assets in the accompanying Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, respectively.
In October 2014, the Company completed the sale of Chrysler Group do Brasil Comercio de Veiculos Ltda. ("Chrysler do Brazil") to FCA consisting of Cash and cash equivalents of $41 million, Inventories of $31 million and Other assets of $14 million, net of Accrued expenses and other liabilities of $63 million for proceeds of $22 million which resulted in no gain or loss on this transaction.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

In October 2014, Chrysler Japan Co., Ltd, ("Chrysler Japan") acquired substantially all of the assets and liabilities of Fiat Group Automobiles Japan Ltd. (“FGAJ”) in exchange for newly issued shares in Chrysler Japan representing a 40 percent stake in the entity. The carrying value of the assets acquired and liabilities assumed at the date of the acquisition include: Trade receivables of $9 million, Inventories of $49 million, Property, plant and equipment, net and other assets of $2 million, Trade liabilities of $8 million and Accrued expenses and other liabilities of $52 million. The Company retained a 60 percent ownership stake upon completion of the transaction and will continue to consolidate Chrysler Japan within the Condensed Consolidated Statements of Operations and the Condensed Consolidated Balance Sheets, with noncontrolling interest recognized for FGAJ's ownership percentage. Effective January 1, 2015, Chrysler Japan is now known as FCA Japan Ltd ("FCA Japan").
In January 2015, our agreement to join in a joint venture partnership with FCA and Guangzhou Automobile Group Co., Ltd. was approved by the People's Republic of China. According to the agreement, our joint venture will begin localized production of three new Jeep vehicles for the Chinese market, expanding the portfolio of Jeep SUVs currently available to Chinese consumers as imports. Production of the first vehicle is expected to begin by late 2015.
In January 2015, Chrysler Asia Pacific Investment Company, Ltd. ("CAPIC"), our 100 percent owned subsidiary, purchased a 25 percent equity interest in the joint venture from FCA for $94 million in cash.
We accounted for CAPIC’s initial equity transfer from FCA as a transfer of assets between entities under common control and measured the transferred assets and liabilities at FCA’s carrying amounts as adjusted to U.S. GAAP, which resulted in a negative carrying amount. As we have committed to make future capital contributions to the joint venture we recorded our investment at $(9) million. The difference between the negative carrying value of $(9) million and $94 million of cash consideration transferred was accounted for as a dividend from CAPIC to FCA in the amount of $103 million.
Also in January 2015, CAPIC contributed 500 million RMB ($80 million USD) in cash to the joint venture increasing our recorded equity interest in the joint venture to 32 percent, which increased our recorded investment. The joint venture is accounted for as an equity method investment.
In March 2015, we entered into a five-year license agreement with FCA for the use of certain of our intellectual property related to the manufacturing and sale of a vehicle in Brazil.
The following summarizes our transactions with FCA (in millions of dollars):

	Three Months Ended March 31,
	2015	2014
Sales of vehicles, parts and services provided to FCA	$901	$526
Purchases of vehicles, parts, services, tooling, machinery and equipment from FCA	1,247	568
Amounts capitalized in Property, plant and equipment, net and Other intangible assets, net	60	71
Reimbursements to FCA recognized (1)	1	9
Reimbursements from FCA recognized (1)	1	12
Royalty income from FCA	3	3
Royalty fees incurred for intellectual property contributed by FCA	1	—
Interest expense on financial resources provided by FCA	2	3

(1)	Includes reimbursements recognized for costs related to shared engineering and development activities performed under the product and platform sharing arrangements.
VEBA Trust
Effective January 21, 2014, the VEBA Trust is no longer deemed to be a related party as a result of Fiat's acquisition of the VEBA Trust's approximately 41.5 percent ownership interest in us. Interest expense on the VEBA Trust Note totaled $23 million for the period from January 1, 2014 to January 20, 2014. Refer to Note 9, Financial Liabilities, for additional information regarding our prepayment of the VEBA Trust Note in February 2014.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Related Party Summary
Amounts due from and to related parties were as follows (in millions of dollars):

	March 31, 2015
	FCA	Other	Total
Amounts due from related parties (included in Prepaid expenses and other assets and Advances to related parties and other financial assets)	$998	$25	$1,023
Amounts due to related parties (included in Accrued expenses and other liabilities)	$2,777	$12	$2,789
Financial liabilities to related parties (included in Financial liabilities)	71	—	71
Total due to related parties	$2,848	$12	$2,860

	December 31, 2014
	FCA	Other	Total
Amounts due from related parties (included in Prepaid expenses and other assets and Advances to related parties and other financial assets)	$1,195	$20	$1,215
Amounts due to related parties (included in Accrued expenses and other liabilities)	$1,158	$11	$1,169
Financial liabilities to related parties (included in Financial liabilities)	83	—	83
Total due to related parties	$1,241	$11	$1,252
Amounts included in "Other" above relate to balances with related unconsolidated companies as a result of transactions in the ordinary course of business.
Note 16. Restructuring Actions
In connection with the master transaction agreement approved under section 363 of the U.S Bankruptcy Code, we assumed certain liabilities related to specific restructuring actions commenced by Old Carco. These liabilities represented costs for workforce reduction actions related to our represented and non-represented hourly and salaried workforce, as well as specific contractual liabilities assumed for other costs, including supplier cancellation claims.
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
For the three months ended March 31, 2015 and 2014, we recorded charges of less than $1 million and $9 million, respectively. During the three months ended March 31, 2015, the charges related to associated costs for previously announced restructuring initiatives. During the three months ended March 31, 2014, the charges primarily related to employee severance costs.
We made refinements to existing reserve estimates resulting in net reductions of $3 million and $1 million for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, the adjustments related to decreases in legal claim reserves. During the three months ended March 31, 2014, the adjustments related to decreases in

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

expected workforce reduction costs. In both periods, the adjustments were made as a result of management’s adequacy reviews, which took into consideration the status of the restructuring actions and the estimated costs to complete the actions.
The restructuring charges and reserve adjustments are included in Restructuring expense (income), net in the accompanying Condensed Consolidated Statements of Operations and would have otherwise been reflected in Cost of sales and Selling, administrative and other expenses.
We anticipate that the total costs we will incur related to these restructuring activities, including the initial assumption of the $554 million obligation from Old Carco, as well as additional charges and refinements made to the estimates, will be $532 million, including $367 million related to employee workforce reduction costs and $165 million of other costs. We expect to make further payments of approximately $37 million.
Restructuring reserves are included in Accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets. The following summarizes the restructuring reserves activity (in millions of dollars):

	Three Months Ended March 31,
	2015			2014
	Workforce Reductions	Other	Total	Workforce Reductions	Other	Total
Balance at beginning of period	$9	$35	$44	$11	$45	$56
Charges	—	1	1	8	1	9
Adjustments to reserve estimates	—	(3)	(3)	(1)	—	(1)
Payments	(1)	—	(1)	(8)	—	(8)
Other, including currency translation	—	(4)	(4)	—	(1)	(1)
Balance at end of period	$8	$29	$37	$10	$45	$55
Note 17. Venezuelan Currency Regulations and Devaluation
As of March 31, 2015 and December 31, 2014, the net monetary assets of FCA Venezuela LLC, formerly known as Chrysler de Venezuela, ("FCA Venezuela") denominated in Venezuelan Bolivar ("VEF") were 413 million ($34 million at 12.0 VEF per U.S. dollar ("USD")) and 783 million ($65 million at 12.0 VEF per USD), respectively, which included cash and cash equivalents denominated in VEF of 1,372 million ($114 million at 12.0 VEF per USD) and 1,785 million ($149 million at 12.0 VEF per USD), respectively.
On February 10, 2015, the Venezuelan government introduced a new market-based exchange system, referred to as Marginal Currency System (the "SIMADI" exchange rate) with certain specified limitations on its usage by individuals and legal entities. On February 12, 2015, the SIMADI exchange rate began trading at 170.0 VEF to USD and is expected to be used by individuals and legal entities in the private sector. The SIMADI exchange rate was utilized by FCA Venezuela for a transaction related to the purchase of parts.
Since its introduction during the first quarter of 2014, we have used the exchange rate determined by an auction process conducted by Venezuela's Supplementary Foreign Currency Administration System ("SICAD"), referred to as the "SICAD I" exchange rate, to remeasure our Venezuelan subsidiary’s net monetary assets in USD. In late March 2014, the Venezuelan government introduced an additional auction-based foreign exchange system, referred to as the "SICAD II" exchange rate. Refer to our 2014 Form 10-K for additional details regarding the SICAD I and SICAD II exchange rates. In February 2015, the Venezuelan government announced that the SICAD I and SICAD II exchange systems would be merged into a single exchange system (the "SICAD") with a rate starting at 12.0 VEF to USD. The SICAD exchange rate will be used to complete the majority of FCA Venezuela's transactions to exchange VEF for USD, as such, it has been deemed the appropriate rate to use to convert our monetary assets and liabilities to USD.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

During the three months ended March 31, 2015, we recorded an approximately $4 million charge as a reduction to Revenues, net related to the exchange of VEF to USD utilizing the SIMADI exchange rate of 189.0 VEF to USD for a purchase of parts. No events occurred that resulted in changes to the VEF to USD SICAD exchange rate in the period. During the three months ended March 31, 2014, we recorded a remeasurement charge of $129 million as a reduction to Revenues, net resulting from our initial adoption of the SICAD I exchange rate to remeasure our net monetary assets.
Note 18. Supplemental Parent and Guarantor Condensed Consolidating Financial Statements
FCA US LLC ("Parent"), FCA Co-Issuer, our 100 percent owned special purpose finance subsidiary, and Guarantors, certain of our 100 percent owned U.S. subsidiaries, fully and unconditionally guarantee the secured senior notes on a joint and several basis. FCA Co-Issuer does not have any operations, assets, liabilities (other than the Notes) or revenues. FCA Co-Issuer and each of the Guarantors also guarantee the senior credit facilities. Refer to Note 9, Financial Liabilities, and our 2014 Form 10-K for additional information related to the secured senior notes and senior credit facilities.
The following condensed consolidating financial statements present financial data for (i) the Parent; (ii) the combined Guarantors; (iii) the combined Non-Guarantors (all subsidiaries that are not Guarantors ("Non-Guarantors")); (iv) consolidating adjustments to arrive at the information for the Parent, Guarantors and Non-Guarantors on a consolidated basis and (v) the consolidated financial results for FCA US.
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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statements of Comprehensive Income (Loss) (in millions of dollars):

	Three Months Ended March 31, 2015
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	FCA US LLC Consolidated
Revenues, net	$21,389	$2,102	$10,424	$(13,034)	$20,881
Cost of sales	19,278	2,164	9,940	(13,053)	18,329
GROSS MARGIN	2,111	(62)	484	19	2,552
Selling, administrative and other expenses	1,069	22	234	9	1,334
Research and development expenses, net	493	—	25	—	518
Restructuring (income) expenses, net	—	(2)	—	—	(2)
Interest expense	180	5	26	(17)	194
Interest income	(11)	(1)	(10)	8	(14)
Loss on extinguishment of debt	—	—	10	—	10
INCOME (LOSS) BEFORE INCOME TAXES	380	(86)	199	19	512
Income tax (benefit) expense	(2,074)	5	89	(89)	(2,069)
Equity in net income (loss) of subsidiaries	(127)	(1)	—	128	—
NET INCOME (LOSS)	2,581	(90)	110	(20)	2,581
Less: Income (loss) attributable to noncontrolling interest	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO FCA US LLC	2,581	(90)	110	(20)	2,581
Other comprehensive income (loss)	31	—	(109)	109	31
TOTAL COMPREHENSIVE INCOME (LOSS)	2,612	(90)	1	89	2,612
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	—	—	—
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO FCA US LLC	$2,612	$(90)	$1	$89	$2,612

	Three Months Ended March 31, 2014
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	FCA US LLC Consolidated
Revenues, net	$19,555	$2,261	$10,532	$(13,358)	$18,990
Cost of sales	17,514	2,214	10,142	(13,348)	16,522
GROSS MARGIN	2,041	47	390	(10)	2,468
Selling, administrative and other expenses	1,736	(2)	245	10	1,989
Research and development expenses, net	544	—	15	—	559
Restructuring expenses (income), net	—	—	8	—	8
Interest expense	204	4	31	(14)	225
Interest income	(7)	(1)	(9)	5	(12)
Loss on extinguishment of debt	504	—	—	—	504
(LOSS) INCOME BEFORE INCOME TAXES	(940)	46	100	(11)	(805)
Income tax (benefit) expense	(42)	21	(94)	—	(115)
Equity in net (income) loss of subsidiaries	(208)	(2)	—	210	—
NET (LOSS) INCOME	(690)	27	194	(221)	(690)
Other comprehensive (loss) income	22	—	(41)	41	22
TOTAL COMPREHENSIVE (LOSS) INCOME	$(668)	$27	$153	$(180)	$(668)

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheets (in millions of dollars):

	March 31, 2015
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	FCA US LLC Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$10,611	$213	$2,932	$—	$13,756
Restricted cash	23	—	22	—	45
Accounts receivable, net	727	229	355	—	1,311
Inventories	4,001	242	2,595	(248)	6,590
Prepaid expenses and other assets
Due from subsidiaries	—	—	346	(346)	—
Other	911	686	722	86	2,405
Deferred taxes	3,711	—	476	—	4,187
TOTAL CURRENT ASSETS	19,984	1,370	7,448	(508)	28,294
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	10,961	495	4,072	(117)	15,411
Equipment and other assets on operating leases, net	1,599	281	306	(41)	2,145
TOTAL PROPERTY AND EQUIPMENT	12,560	776	4,378	(158)	17,556
OTHER ASSETS:
Advances to related parties and other financial assets
Due from subsidiaries	1,665	480	11	(2,156)	—
Other	85	—	98	(32)	151
Investment in subsidiaries	4,967	199	—	(5,166)	—
Restricted cash	270	—	11	—	281
Goodwill	1,361	—	—	—	1,361
Other intangible assets, net	3,422	22	827	(764)	3,507
Prepaid expenses and other assets	331	17	286	—	634
Deferred taxes	(2)	2	341	—	341
TOTAL OTHER ASSETS	12,099	720	1,574	(8,118)	6,275
TOTAL ASSETS	$44,643	$2,866	$13,400	$(8,784)	$52,125
CURRENT LIABILITIES:
Trade liabilities	$9,472	$186	$2,605	$—	$12,263
Accrued expenses and other liabilities
Due to subsidiaries	1,517	1,020	—	(2,537)	—
Other	9,272	33	2,875	1	12,181
Current maturities of financial liabilities
Due to subsidiaries	2	—	277	(279)	—
Other	142	—	42	—	184
Deferred revenue	1,849	193	118	(21)	2,139
Deferred taxes	(3)	3	—	—	—
TOTAL CURRENT LIABILITIES	22,251	1,435	5,917	(2,836)	26,767
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	11,554	158	1,377	—	13,089
Financial liabilities
Other	11,285	—	1,106	—	12,391
Deferred revenue	870	191	201	—	1,262
Deferred taxes	221	37	1	—	259
TOTAL LONG-TERM LIABILITIES	23,930	386	2,685	—	27,001
MEMBER’S INTEREST (DEFICIT):
Membership interests	—	—	324	(324)	—
Contributed capital	662	1,660	2,066	(3,745)	643
Accumulated (losses) retained earnings	2,622	(615)	3,430	(2,938)	2,499
Accumulated other comprehensive loss	(4,822)	—	(1,055)	1,059	(4,818)
TOTAL MEMBER'S INTEREST (DEFICIT) ATTRIBUTABLE TO FCA US LLC	(1,538)	1,045	4,765	(5,948)	(1,676)
Member's interest (deficit) attributable to noncontrolling interest	—	—	33	—	33
TOTAL MEMBER'S INTEREST (DEFICIT)	(1,538)	1,045	4,798	(5,948)	(1,643)
TOTAL LIABILITIES AND MEMBER’S INTEREST (DEFICIT)	$44,643	$2,866	$13,400	$(8,784)	$52,125

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	December 31, 2014
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	FCA US LLC Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$11,125	$112	$3,301	$—	$14,538
Restricted cash	1	—	4	—	5
Trade receivables, net	489	315	381	—	1,185
Inventories	3,276	207	2,890	(263)	6,110
Prepaid expenses and other assets
Due from subsidiaries	—	—	227	(227)	—
Other	747	801	853	1	2,402
Deferred taxes	51	—	497	—	548
TOTAL CURRENT ASSETS	15,689	1,435	8,153	(489)	24,788
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	11,078	524	4,120	(119)	15,603
Equipment and other assets on operating leases, net	1,671	282	330	(41)	2,242
TOTAL PROPERTY AND EQUIPMENT	12,749	806	4,450	(160)	17,845
OTHER ASSETS:
Advances to related parties and other financial assets
Due from subsidiaries	2,050	459	12	(2,521)	—
Other	61	—	34	(17)	78
Investment in subsidiaries	4,866	198	—	(5,064)	—
Restricted cash	293	—	12	—	305
Goodwill	1,361	—	—	—	1,361
Other intangible assets, net	3,461	22	905	(840)	3,548
Prepaid expenses and other assets	329	17	347	—	693
Deferred taxes	—	—	406	—	406
TOTAL OTHER ASSETS	12,421	696	1,716	(8,442)	6,391
TOTAL ASSETS	$40,859	$2,937	$14,319	$(9,091)	$49,024
CURRENT LIABILITIES:
Trade liabilities	$8,565	$154	$2,606	$—	$11,325
Accrued expenses and other liabilities
Due to subsidiaries	1,657	1,082	—	(2,739)	—
Other	7,473	37	3,396	—	10,906
Current maturities of financial liabilities
Due to subsidiaries	2	—	301	(303)	—
Other	144	—	164	—	308
Deferred revenue	2,018	157	123	(19)	2,279
TOTAL CURRENT LIABILITIES	19,859	1,430	6,590	(3,061)	24,818
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	11,536	156	1,453	—	13,145
Financial liabilities
Other	11,338	—	1,133	—	12,471
Deferred revenue	853	181	220	—	1,254
Deferred taxes	90	35	24	—	149
TOTAL LONG-TERM LIABILITIES	23,817	372	2,830	—	27,019
MEMBERS' INTEREST (DEFICIT):
Membership interests	—	—	324	(324)	—
Contributed capital	663	1,660	2,066	(3,745)	644
Accumulated (losses) retained earnings	1,373	(525)	3,422	(2,911)	1,359
Accumulated other comprehensive loss	(4,853)	—	(946)	950	(4,849)
TOTAL MEMBERS' INTEREST (DEFICIT) ATTRIBUTABLE TO CHRYSER GROUP LLC	(2,817)	1,135	4,866	(6,030)	(2,846)
Members' interest (deficit) attributable to noncontrolling interests	—	—	33	—	33
TOTAL MEMBERS' INTEREST (DEFICIT)	(2,817)	1,135	4,899	(6,030)	(2,813)
TOTAL LIABILITIES AND MEMBERS' INTEREST (DEFICIT)	$40,859	$2,937	$14,319	$(9,091)	$49,024

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statements of Cash Flows (in millions of dollars):

	Three Months Ended March 31, 2015
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	FCA US LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$918	$133	$261	$341	$1,653
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(443)	(10)	(268)	—	(721)
Purchases of equipment and other assets on operating leases	—	(1)	—	—	(1)
Change in restricted cash	1	—	(17)	—	(16)
Capital contributions to unconsolidated subsidiaries	—	—	(80)	—	(80)
Other	—	—	10	—	10
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(442)	(11)	(355)	—	(808)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Canadian Health Care Trust Note	—	—	(75)	—	(75)
Repayment of Tranche B Term Loan due 2017	(8)	—	—	—	(8)
Repayment of Tranche B Term Loan due 2018	(4)	—	—	—	(4)
Payments of Mexican development banks credit facilities	—	—	(466)	—	(466)
Proceeds from Mexico Bank Loan due 2022	—	—	500	—	500
Debt issuance costs	—	—	(5)	—	(5)
Net (repayments of) proceeds from financial obligations - related party	(4)	—	—	—	(4)
Net repayments of other financial obligations- third party	(20)	—	(13)	—	(33)
Dividend to FCA in exchange for equity investment	—	—	(94)	—	(94)
Special distribution paid to member	(1,338)	—	—	—	(1,338)
Distribution for state tax withholding obliga-tions and other taxes on behalf of member	(1)	—	—	—	(1)
Net increase (decrease) in loans to subsidiaries	385	(21)	(23)	(341)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(990)	(21)	(176)	(341)	(1,528)
Effect of exchange rate changes on cash and cash equivalents	—	—	(99)	—	(99)
Net change in cash and cash equivalents	(514)	101	(369)	—	(782)
Cash and cash equivalents at beginning of period	11,125	112	3,301	—	14,538
Cash and cash equivalents at end of period	$10,611	$213	$2,932	$—	$13,756

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Three Months Ended March 31, 2014
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	FCA US LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$197	$391	$908	$127	$1,623
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(601)	(11)	(116)	—	(728)
Proceeds from disposals of property, plant and equipment	14	—	—	—	14
Purchases of equipment and other assets on operating leases	—	(2)	—	—	(2)
Proceeds from disposals of equipment and other assets on operating leases	—	3	—	—	3
Change in restricted cash	7	—	1	—	8
Other	1	—	—		1
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(579)	(10)	(115)	—	(704)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Senior Secured Notes	2,985	—	—	—	2,985
Proceeds from Tranche B Term Loan due 2018	1,723	—	—	—	1,723
Proceeds from Tranche B Term Loan due 2017	247	—	—	—	247
Prepayment of VEBA Trust Note	(4,587)	—	—	—	(4,587)
Payment of Canadian Health Care Trust Note	—	—	(74)	—	(74)
Repayment of Tranche B Term Loan due 2017	(8)	—	—	—	(8)
Payment of Mexican development banks credit facility	—	—	(7)	—	(7)
Debt issuance costs	(7)	—	—	—	(7)
Net (repayments of) proceeds from financial obligations - related party	(6)	—	(5)	—	(11)
Net repayments of other financial obligations - third party	(17)	—	4	—	(13)
Special distribution paid to our members	(1,900)	—	—	—	(1,900)
Distribution for state tax withholding obligations and other taxes on behalf of members	(60)	—	—	—	(60)
Dividends issued to subsidiaries	—	—	(2)	2	—
Net increase (decrease) in loans to subsidiaries	115	(243)	257	(129)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,515)	(243)	173	(127)	(1,712)
Effect of exchange rate changes on cash and cash equivalents	—	—	(188)	—	(188)
Net change in cash and cash equivalents	(1,897)	138	778	—	(981)
Cash and cash equivalents at beginning of period	10,256	171	2,917	—	13,344
Cash and cash equivalents at end of period	$8,359	$309	$3,695	$—	$12,363

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 19. Subsequent Events
On April 14, 2015, we provided a notice of redemption to the holders of our 8 percent secured senior notes due June 15, 2019 with an aggregate principal amount outstanding of $2,875 million. The redemption is expected to occur on May 14, 2015 at a price equal to the principal amount of the notes redeemed, plus accrued and unpaid interest to the date of redemption and a “make-whole” premium calculated in accordance with the terms of the indenture. The redemption amount including both the principal and "make-whole" premium is approximately $3.0 billion, excluding any accrued and unpaid interest expense up to May 14, 2015, which is expected to be paid from cash on hand. We expect to incur a loss on extinguishment of debt of approximately $70 million in connection with the redemption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with our accompanying condensed consolidated financial statements and related notes thereto, as well as our 2014 Annual Report on Form 10-K, or 2014 Form 10-K, filed with the U.S. Securities and Exchange Commission, or SEC.
Overview of our Operations
Unless otherwise specified, the terms "we," "us," "our," "FCA US," "Chrysler Group" and the "Company" refer to FCA US LLC, formerly known as Chrysler Group LLC, and its consolidated subsidiaries, or any one or more of them, as the context may require. "Old Carco" refers to Old Carco LLC, formerly known as Chrysler LLC, and its consolidated subsidiaries, or any one or more of them, as the context may require. "FCA" refers to Fiat Chrysler Automobiles N.V., a public limited liability company (naamloze vennootschap) incorporated under the laws of the Netherlands, its consolidated subsidiaries (excluding FCA US) and entities it jointly controls, or any one or more of them, as the context may require. References to "Fiat" refer solely to Fiat S.p.A., the predecessor of FCA.
The Company was formed on April 28, 2009 as a Delaware limited liability company. Our sole beneficial owner is FCA, which holds a 100 percent ownership interest in us, effective as of the October 12, 2014 merger of Fiat with and into FCA, or the Merger. Prior to the Merger, Fiat held a 100 percent ownership interest in us, effective as of its January 21, 2014 acquisition of the 41.5 percent of our membership interests held by the UAW Retiree Medical Benefits Trust, or the VEBA Trust. On January 21, 2014, Fiat completed a transaction, or the Equity Purchase Agreement, in which its 100 percent owned subsidiary, FCA North America Holdings LLC, formerly known as Fiat North America LLC, or FCA NA, indirectly acquired from the VEBA Trust all of the membership interests in the Company not previously held by FCA NA. Refer to Note 15, Other Transactions with Related Parties for additional information regarding this transaction.
Effective January 1, 2015, FCA NA became the 100 percent direct owner of our membership interests resulting in our change in tax status. Refer to Note 15, Other Transactions with Related Parties, for additional information.
We design, engineer, manufacture, distribute and sell vehicles under the brand names Chrysler, Jeep, Dodge, Ram and the SRT performance vehicle designation, as well as Mopar service parts and accessories, to dealers and distributors for sale to retail customers and fleet customers. Our product lineup includes passenger cars, utility vehicles (including sport utility vehicles, or SUVs, and crossover vehicles, or CUVs), minivans, trucks and commercial vans. We also manufacture certain vehicles in Mexico, which are distributed by us throughout North America and select markets and sold to FCA for distribution in other select markets. The majority of our operations, employees, independent dealers and vehicle sales are in North America, principally in the U.S. Approximately 10 percent of our vehicle sales during both 2014 and the three months ended March 31, 2015 were outside North America, principally in Asia Pacific, South America and Europe. Vehicle, service parts and accessories sales outside North America are primarily through our 100 percent owned, affiliated or independent distributors and dealers. FCA is the distributor of our vehicles and service parts in Europe and Brazil, selling our products through a network of independent dealers. We are the distributor for Fiat and Alfa Romeo brand vehicles and service parts throughout North America. We are also the distributor for FCA vehicles in select markets outside of Europe. In addition, FCA manufactures certain vehicles for us, which we sell in the U.S. and internationally.
Refer to Note 15, Other Transactions with Related Parties, for additional information regarding other transactions with FCA.
We also generate revenues and cash from the sale of separately-priced service contracts to consumers and from providing contract manufacturing services to FCA. Our dealers enter into wholesale financing arrangements to purchase vehicles to be held in inventory for sale to retail customers. In turn, our dealers' retail customers use a variety of finance and lease programs to acquire our vehicles.

Vehicle Sales
Our new vehicle sales represent sales of our vehicles from dealers and distributors to retail customers and fleet customers. Our vehicle sales also include vehicles that FCA contract manufactures for us for sale in the U.S. and internationally. Vehicles manufactured by us for FCA are excluded from our new vehicle sales. The following summarizes our new vehicle sales by geographic market for the periods presented.

	Three Months Ended March 31,
	2015 (1)(2)			2014 (1)(2)
	FCA US	Industry	Percentage of Industry (3)	FCA US	Industry	Percentage of Industry (3)
	(vehicles in thousands)
U. S.	506	4,033	12.5%	476	3,807	12.5%
Canada	62	377	16.4%	61	366	16.6%
Mexico	19	314	6.2%	19	257	7.2%
Total North America	587	4,724	12.4%	556	4,430	12.5%
Rest of World	74			65
Total Worldwide	661			621

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.

(2)
The Company’s estimated industry and market share data presented are based on management’s estimates of industry sales data, which use certain data provided by third-party sources, including IHS Global Insight and Ward’s Automotive.

(3)	Percentages are calculated based on the unrounded vehicle sales volumes for the Company and the industry.
The following summarizes the total U.S. industry sales of new vehicles of domestic and foreign models and our relative competitive position for the periods presented. Vehicles manufactured by us for FCA are excluded from our new vehicle sales.

	Three Months Ended March 31,
	2015 (1)(2)			2014 (1)(2)
	FCA US	Industry	Percentage of Industry (3)	FCA US	Industry	Percentage of Industry (3)
	(vehicles in thousands)
Cars
Small	33	727	4.6%	25	703	3.5%
Mid-size	50	670	7.4%	51	678	7.5%
Full-size	39	179	21.9%	38	207	18.4%
Sport	16	155	10.6%	12	139	8.9%
Total Cars	138	1,731	8.0%	126	1,727	7.3%
Minivans	37	107	34.5%	61	121	50.6%
Utility Vehicles	220	1,458	15.1%	188	1,313	14.3%
Pick-up Trucks	97	551	17.5%	94	493	19.0%
Van & Medium Duty Trucks	14	186	7.4%	7	153	4.7%
Total Vehicles	506	4,033	12.5%	476	3,807	12.5%

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.

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

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014
	(vehicles in thousands)
Retail	563	516	47
Fleet	142	141	1
Contract manufacturing	13	11	2
Worldwide Factory Shipments	718	668	50
Adjust for GDP activity during the period:
Less: Vehicles shipped	(24)	(31)	7
Plus: Vehicles auctioned	29	22	7
Net Worldwide Factory Shipments	723	659	64
Consolidated Results
The following is a discussion of the results of operations for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The discussion of certain line items (Cost of sales, Gross margin, Selling, administrative and other expenses, and Research and development expenses) includes a presentation of such line items as a percentage of revenues, for the respective periods presented, to facilitate the discussion of the three months ended March 31, 2015 compared to the same period in 2014.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Revenues, Net

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014
	(in millions of dollars)
Revenues, net	$20,881	$18,990	$1,891	10.0%
Revenues for the three months ended March 31, 2015 increased $1,891 million as compared to the three months ended March 31, 2014. Approximately $1,700 million of the increase was attributable to an increase in volume, which was due to an increase in our net worldwide factory shipments from 659 thousand vehicles for the three months ended March 31, 2014 to 723 thousand vehicles for the three months ended March 31, 2015. The 10 percent period over period increase in our net worldwide factory shipments was driven primarily by increased demand for our vehicles, including the all-new 2015 Jeep Renegade, which began arriving in dealerships March 2015, Jeep Cherokee, Ram 1500, Dodge Dart and all-new 2015 Chrysler 200. These increases were partially offset by a reduction in the prior model year Chrysler 200 and Dodge Avenger shipments. Production of these prior model year vehicles was discontinued in the first quarter of 2014 in preparation for the launch and changeover of the all-new 2015 Chrysler 200, which began arriving in dealerships May 2014. In addition, we had reduced shipments of minivans due to the temporary shutdown of the Windsor assembly plant for re-tooling during the first quarter of 2015.
Overall, demand for our vehicles has increased, as evidenced by a 6 percent period over period increase in our U.S. vehicle sales, which was primarily driven by a 6 percent increase in our U.S. retail sales for the three months ended March 31, 2015 as compared to the same period in 2014. Our U.S. market share remained unchanged at 12.5 percent for the three months ended March 31, 2015.
Approximately $100 million of the increase in revenues was attributable to favorable pricing and pricing for enhanced content, partially offset by foreign currency exchange impacts, primarily related to the Canadian Dollar and the Mexican Peso, as well as higher incentive spending on certain vehicles in our portfolio.
During the first quarter of 2015, we recorded an approximately $4 million charge as a reduction to Revenues, net, related to our Venezuelan subsidiary that exchanged Venezuelan Bolivar, or VEF to U.S. dollar utilizing the Marginal Currency System, or SIMADI exchange rate of 189.0 VEF to USD for a purchase of parts. The SIMADI exchange rate was introduced by the Venezuelan government in February 2015. Refer to Note 17, Venezuelan Currency Regulations and Devaluation, for further detail.
During the first quarter of 2014, we recorded a $129 million remeasurement charge as a reduction to Revenues, net, as we changed the exchange rate used to remeasure our Venezuela's subsidiary's net monetary assets into U.S. dollars. We continue to monitor the appropriate rate to be used for remeasuring our net monetary assets. Additionally, we will continue to monitor the currency exchange regulations and other factors to assess whether our ability to control and benefit from our Venezuelan operations has been adversely affected. Refer to Note 17, Venezuelan Currency Regulations and Devaluation, for further detail.
Cost of Sales

	Three Months Ended March 31,				Increase (Decrease)
	2015	Percentage of Revenues	2014	Percentage of Revenues
		(in millions of dollars)
Cost of sales	$18,329	87.8%	$16,522	87.0%	$1,807	10.9%
Gross margin	2,552	12.2%	2,468	13.0%	84	3.4%
We procure a variety of raw materials, parts, supplies, utilities, transportation and other services from numerous suppliers to manufacture our vehicles, parts and accessories, primarily on a purchase order basis. The raw materials we use typically consist of steel, aluminum, resin, copper, lead and precious metals including platinum, palladium and rhodium. The cost of materials and components makes up the majority of our cost of sales, which was approximately 75 percent for the three months ended March 31, 2015 and 2014. The remaining costs primarily include labor costs, consisting of direct and indirect wages and fringe benefits, as well as depreciation and amortization costs. Cost of sales also includes warranty and product-related costs, as well as depreciation expense related to our GDP vehicles. Fluctuations in costs of sales are primarily driven by the number of vehicles that we produce and sell.
Cost of sales for the three months ended March 31, 2015 increased $1,807 million compared to the same period in 2014, approximately $1,400 million of which was attributable to an increase in our net worldwide factory shipments. During the three months ended March 31, 2015, higher base material costs associated with vehicle components and content enhancements on our new models also contributed to an approximately $200 million increase in our cost of sales over the same period last year. In addition, our warranty costs increased approximately $300 million over the same period last year, which included the effects of recently approved recall campaigns. Partially offsetting these higher costs were approximately $100 million of other lower costs, none of which were independently material.
Gross margin for the three months ended March 31, 2015 increased $84 million, or 3.4 percent on an absolute basis, as compared to the same period in 2014. Gross margin increased by approximately $300 million related to increases in our net worldwide factory shipments. Approximately $100 million of the increase was attributable to favorable pricing and pricing for enhanced content, partially offset by foreign currency exchange impacts, primarily related to the Canadian Dollar and the Mexican Peso, as well as higher incentive spending on certain vehicles in our portfolio. Gross margin increased by approximately $200 million attributable to foreign currency exchange impacts, primarily due to remeasurement charges recorded in Venezuela during the first quarter of 2014. Also, partially offsetting these increases, gross margin was reduced by $300 million over the same period last year resulting from an increase to our warranty expense, which included the effects of recently approved recall campaigns. In addition, we incurred approximately $200 million of higher base material costs associated with vehicle components and content enhancements.
Selling, Administrative and Other Expenses

	Three Months Ended March 31,				Increase (Decrease)
	2015	Percentage of Revenues	2014	Percentage of Revenues
		(in millions of dollars)
Selling, administrative and other expenses	$1,334	6.4%	$1,989	10.5%	$(655)	(32.9)%
Selling, administrative and other expenses include advertising, personnel, warehousing and other costs. During the three months ended March 31, 2014, Selling, administrative and other expenses included an infrequent charge of $672 million, which reflected the costs associated with the January 2014 memorandum of understanding, or MOU, to supplement the existing collective bargaining agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, or UAW, in exchange for the UAW's specific commitment to our continued roll-out of our World Class Manufacturing, or WCM, programs and long-term business plan. Excluding the infrequent MOU charge, selling, administrative and other expenses remained relatively consistent in both periods presented. Advertising expenses accounted for approximately 58 percent of these costs during the three months ended March 31, 2015 and 55 percent of the costs during the three months ended March 31, 2014.
Advertising expenses consist primarily of national and regional media campaigns, as well as marketing support in the form of trade and auto shows, events, and sponsorships. Typically, we incur greater advertising costs in the initial months that new or refreshed vehicles are available to customers in the dealerships. During the three months ended March 31, 2015, advertising expenses increased to support vehicle launches, including the all-new 2015 Jeep Renegade and the all-new 2015 Chrysler 200.
Research and Development Expenses, Net

	Three Months Ended March 31,				Increase (Decrease)
	2015	Percentage of Revenues	2014	Percentage of Revenues
		(in millions of dollars)
Research and development expenses, net	$518	2.5%	$559	2.9%	$(41)	(7.3)%
We conduct research and development for new and existing vehicles and technologies to improve performance, safety, fuel efficiency, reliability, comfort and convenience and consumer perception of our vehicles. Research and development expenses consist primarily of material costs and personnel related expenses that support development of new and existing vehicles and powertrain technologies, including the building of three-dimensional models, virtual simulations, prototype building and testing

(including with respect to the integration of safety and powertrain technologies) and assembly of pre-production pilot models. Additionally, research and development activities focus on improved fuel efficiency and reduced emissions. We share access to certain platforms, vehicles, products and technologies with FCA. Likewise, costs are shared with FCA related to joint engineering and development activities and we reimburse each other based upon costs agreed to under our cost sharing arrangements. Our research and development expenses for the three months ended March 31, 2015 and 2014 are net of reimbursements of $1 million and $12 million, respectively.
Research and development expenses remained relatively consistent period over period, and are in line with our continued investments in mid-cycle and new program actions along with continued spending for our joint development programs with FCA.
Restructuring Expense (Income), Net

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014
	(in millions of dollars)
Restructuring expense (income), net	$(2)	$8	$(10)	NM
In connection with our transaction with Old Carco in June 2009, we assumed certain liabilities related to specific restructuring actions commenced by Old Carco. During the three months ended March 31, 2015, we made favorable refinements to restructuring reserve estimates resulting in restructuring income of approximately $2 million. During the three months ended March 31, 2014, we incurred approximately $8 million of restructuring expense related to a voluntary severance program in Venezuela to facilitate workforce reductions. Refer to Note 16, Restructuring Actions, for additional information.
Interest Expense

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014
	(in millions of dollars)
Interest expense	$194	$225	$(31)	(13.8)%
Interest expense included the following:

	Three Months Ended March 31,
	2015	2014
	(in millions of dollars)
Financial interest expense:
VEBA Trust Note	$—	$44
2019 and 2021 Notes	122	98
Tranche B Term Loan due 2017	27	26
Tranche B Term Loan due 2018	14	8
Canadian Health Care Trust Notes	13	18
Mexican development banks credit facilities	8	12
Other	14	13
Interest accretion (1)	9	19
Capitalized interest related to capital expenditures	(13)	(13)
Total	$194	$225

(1) Interest accretion is primarily related to debt discounts/premiums, debt issuance costs and fair value adjustments.
The decrease in interest expense resulted primarily from the February 2014 prepayment of the senior unsecured note issued June 10, 2009 to the VEBA Trust, or VEBA Trust Note, that was funded with new debt issuances which have lower effective interest rates than the VEBA Trust Note. Refer to —New Debt Issuances and Prepayment of the VEBA Trust Note, for additional information regarding the VEBA Trust Note prepayment and new debt issuances.

Loss on Extinguishment of Debt

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014
	(in millions of dollars)
Loss on extinguishment of debt	$10	$504	$(494)	(98.0)%
During the three months ended March 31, 2015, a $10 million loss on extinguishment of debt was recognized for the prepayment of the Mexican development banks credit facilities, which consisted of the write-off of the remaining unamortized debt issuance costs. During the three months ended March 31, 2014, in connection with the prepayment of the VEBA Trust Note in February 2014, we recorded a non-cash charge of $504 million, consisting primarily of the remaining unamortized debt discount. Refer to Note 9, Financial Liabilities, for additional information.
Income Tax Benefit

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014
	(in millions of dollars)
Income tax benefit	$2,069	$115	$1,954	NM
Effective January 1, 2015, FCA NA became our single member and, as a result, we are no longer treated as a partnership for U.S. federal, state and local income tax purposes. Instead, we and certain of our U.S. subsidiaries are now treated as disregarded entities of our parent, FCA NA, for U.S. federal, state and local income tax purposes. This change in our tax status requires the recognition of a net deferred tax asset for the initial temporary differences at the time of the change. Accordingly, on January 1, 2015, we recorded a net deferred tax asset of $3,692 million. This net deferred tax asset consists of $2,183 million related to temporary differences on our assets and liabilities resulting from the change in our tax status, which is recognized as a deferred tax benefit. In addition, a net deferred tax asset was also recognized for certain tax attributes of $1,509 million that FCA NA has agreed to allow us to utilize to determine our future obligation. The income tax benefit was $2,069 million and $115 million for the three months ended March 31, 2015 and 2014, respectively. The $1,954 million increase in our income tax benefit is primarily due to the income tax benefit of $2,183 million from the January 1, 2015 change in tax status. Refer to Note 10, Income Taxes, for additional information.
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
Any actual or perceived limitations of our liquidity, or the liquidity of FCA, may limit the ability or willingness of counterparties, including dealers, consumers, suppliers, lenders and financial service providers, to do business with us, or require us to restrict additional amounts of cash to provide collateral security for our obligations. Our liquidity levels are subject to a number of risks and uncertainties, including those described in Forward-Looking Statements, above, and in Item 1A. Risk Factors in our 2014 Form 10-K.

Total Available Liquidity
At March 31, 2015, our total available liquidity was $15.1 billion, including $1.3 billion available under our revolving credit facility that matures in May 2016, or the Revolving Facility. We may access the funds under our Revolving Facility, subject to the conditions of our Senior Credit Facilities, which include the tranche B term loan maturing May 24, 2017, or Tranche B Term Loan due 2017, and the Revolving Facility. The proceeds from the Revolving Facility may be used for general corporate and/or working capital purposes. The terms of our Senior Credit Facilities and term loan credit facility that matures on December 31, 2018, or Tranche B Term Loan due 2018, require us to maintain a minimum liquidity of $3.0 billion inclusive of any amounts undrawn on our Revolving Facility. Total available liquidity includes cash and cash equivalents, which are subject to intra-month, foreign currency exchange and seasonal fluctuations. Restricted cash is not included in our presentation of total available liquidity.
The following summarizes our total available liquidity (in millions of dollars):

	March 31, 2015	December 31, 2014
Cash and cash equivalents (1)	$13,756	$14,538
Revolving Facility availability (2)	1,300	1,300
Total Available Liquidity (3)	$15,056	$15,838

(1)
The foreign subsidiaries for which we have elected to indefinitely reinvest earnings outside of the U.S. held $1.4 billion and $1.5 billion of Cash and cash equivalents as of March 31, 2015 and December 31, 2014, respectively. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these subsidiaries, as the earnings are indefinitely reinvested. However, if we determine in the future that it is necessary to repatriate these funds or we sell or liquidate any of these subsidiaries, we may be required either to pay taxes or make distributions to our members to pay taxes associated with the repatriation or the sale or liquidation of these subsidiaries. We may also be required to accrue and pay withholding taxes, depending on the foreign jurisdiction from which the funds are repatriated.

(2)
Subsequent to the February 7, 2014 debt issuances and subject to the limitations in the amended and restated credit agreement governing the Senior Credit Facilities, the term loan credit agreement governing the Tranche B Term Loan due 2018, and the indenture governing our secured senior notes, we have the option to increase the amount of the Revolving Facility, in an aggregate principal amount not to exceed $700 million, subject to certain conditions. Refer to our 2014 Form 10-K for additional information regarding the February 2014 debt issuances and the terms of those agreements.

(3)	Excludes the undisbursed $400 million on the FCA Mexico bank loan, which can be drawn subject to meeting certain preconditions.
Refer to —Cash Flows, Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014, for additional information regarding the decrease of $0.8 billion in cash and cash equivalents from December 31, 2014 to March 31, 2015.
Amounts Available for Borrowing under Credit Facilities
As of March 31, 2015, our $1.3 billion revolving credit facility remains undrawn and $0.4 billion remains undisbursed under the $900 million FCA Mexico bank loan, or Mexico Bank Loan. The Tranche B Term Loan due 2017 and the Tranche B Term Loan due 2018 remain fully drawn.
Refer to Note 9, Financial Liabilities, for additional information regarding our FCA Mexico, S.A. de C.V., formerly known as Chrysler de Mexico, S.A. de C.V., or FCA Mexico, credit agreements and to our 2014 Form 10-K for additional information regarding the terms of our financing arrangements.
Capital Structure
In connection with FCA's capital planning to support its 2014-2018 business plan, FCA has announced its intention to eliminate any contractual terms limiting the free flow of capital among FCA and its consolidated subsidiaries.
On April 14, 2015, we provided a notice of redemption to the holders of the 8 percent secured senior notes due June 15, 2019 with an aggregate principal amount outstanding of $2,875 million, or 2019 Notes. The redemption is expected to occur on May 14, 2015 at a price equal to the principal amount of the notes redeemed, plus accrued and unpaid interest to the date of redemption and a “make-whole” premium calculated in accordance with the terms of the indenture. The redemption amount at including both the principal and "make-whole" premium is approximately $3.0 billion, excluding any accrued and unpaid interest expense up to May 14, 2015, which is expected to be paid from cash on hand. We expect to incur a loss on extinguishment of debt of approximately $70 million.
We expect to redeem our 8¼ secured senior notes due June 15, 2021 with an aggregate principal amount outstanding of $3,080, or 2021 Notes, no later than the initial optional redemption date of June 2016. FCA also announced that it expects to refinance our term loans and revolving credit facility at or before this time.
Restricted Cash
Restricted cash, which includes cash equivalents, was $326 million as of March 31, 2015. Restricted cash included $218 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler AG and $108 million of collateral for other contractual agreements.
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
Cash Flows
Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014
Operating Activities —Three Months Ended March 31, 2015
For the three months ended March 31, 2015, our net cash provided by operating activities was $1,653 million and was primarily the result of:

(i)
net income of $2,581 million, adjusted to exclude a non-cash tax benefit of $2,279 related to our change in tax status and to add back $784 million of depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts) and the non-cash $10 million loss on extinguishment of debt in connection with the prepayment of the Mexican development bank credit facilities;

(ii)	a $997 million increase in trade liabilities, primarily due to increased production in March 2015 versus December 2014, the month that our annual plant shutdowns occur;

(iii)
a $192 million decrease in receivables due from FCA as a result of collections during the period outpacing additional receivables, primarily related to the sales of vehicles, parts, and services to FCA recognized in the first quarter of 2015;

(iv)	a $99 million increase in accrued vehicle residual value guarantees; and

(v)	an $86 million increase in accrued sales incentives, primarily due to an increase in retail incentives owed to our U.S. dealers.

These increases in our net cash provided by operating activities were partially offset by:

(i)
a $479 million increase in inventories, primarily due to seasonal impacts. In comparison, our inventory levels were lower in December 2014 due to our annual plant shutdowns in that month. In addition, at March 31, 2015 we had increases in certain vehicles produced by FCA associated with new product launches, such as the Jeep Renegade;

(ii)	$51 million of pension and OPEB contributions;

(iii)
a $126 million increase in trade receivables, primarily due to our shipments at the end of March 2015 exceeding those at the end of December 2014 as a result of our annual plant shutdowns in December. We generally receive payments on sales of vehicles in North America within a few days of shipment from our assembly plants; and

(iv)	a $175 million installment payment, including interest accretion, to the VEBA Trust under the terms of the MOU.
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

(v)
a $129 million foreign currency translation loss recognized as a result of the March 2014 remeasurement charge. Refer to Note 17, Venezuela Currency Regulations and Devaluation, for additional information regarding Venezuela currency regulations;

(vi)	a $119 million increase in payables due to FCA as a result of increased purchases of vehicles, parts, and services relative to cash disbursements during the first quarter of 2014; and

(vii)
a $28 million decrease in receivables due from FCA as a result of collections during the period outpacing additional receivables, primarily related to the sales of vehicles, parts, and services to FCA recognized in the first quarter of 2014.

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

(iii)	a $225 million decrease in accrued income and other taxes, primarily due to cash payments made during the first quarter of 2014;

(iv)	a $197 million prepaid expense related to our share of joint vehicle programs with FCA;

(v)	a $128 million repayment of capitalized interest on the VEBA Trust Note;

(vi)	an $85 million decrease in accrued interest, primarily due to the refinancing transaction in February 2014 as discussed in Note 9, Financial Liabilities; and

(vii)	$69 million of pension and OPEB contributions.
Investing Activities —Three Months Ended March 31, 2015
For the three months ended March 31, 2015, our net cash used in investing activities was $808 million and was primarily the result of:

(i)	$721 million of capital expenditures to support our investments in existing and future products;

(ii)	$80 million of capital contributions to our joint venture partnership with FCA and Guangzhou Automobile Group Co., Ltd., or GAC; and

(iii)	a $16 million increase in Restricted cash, primarily due to a cash deposit held as collateral in Venezuela for U.S. dollars awarded in auction.
Investing Activities —Three Months Ended March 31, 2014
For the three months ended March 31, 2014, our net cash used in investing activities was $704 million and was primarily the result of:

(i)	$728 million of capital expenditures to support our investments in existing and future products.
These cash outflows were partially offset by:

(i)	$14 million of proceeds from disposals of property, plant and equipment, primarily related to the sale of properties within the U.S.; and

(ii)	an $8 million decrease in Restricted cash, primarily due to reduced collateral requirements to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler AG.
Financing Activities —Three Months Ended March 31, 2015
For the three months ended March 31, 2015, our net cash used in financing activities was $1,528 million and was primarily the result of:

(i)	a $1,338 million special distribution to our member, FCA NA;

(ii)	a $94 million dividend was deemed to be paid in exchange for an equity investment in our joint venture partnership with FCA and GAC; and

(iii)
$586 million of debt repayments, including $466 million related to the Mexican development bank credit facilities, $75 million related to the Canadian health care trust notes, $8 million related to the Tranche B Term Loan due 2017, $4 million related to the Tranche B Term Loan due 2018 and $33 million related to capital leases and other financial obligations.

These cash outflows were partially offset by:

(i)	proceeds of $500 million received from the Mexico Bank Loan which was used to prepay the Mexican development bank credit facilities.

Financing Activities —Three Months Ended March 31, 2014
For the three months ended March 31, 2014, our net cash used in financing activities was $1,712 million and was primarily the result of:

(i)	$1,960 million of distributions to members, comprised of a $1,900 million special distribution to members and $60 million for state tax withholding obligations and other taxes; and

(ii)
$102 million of debt repayments, including $74 million related to the Canadian health care trust tranche A note, $8 million related to the Tranche B Term Loan due 2017, $7 million related to the Mexican development banks credit facility and $13 million related to capital leases and other financial obligations.

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
Our Net Industrial Cash decreased by $578 million from a $1,759 million at December 31, 2014 to $1,181 million at March 31, 2015, primarily due to a $782 million decrease in cash and cash equivalents. Refer to —Cash Flows above, for additional information regarding the decrease in our cash and cash equivalents for the three months ended March 31, 2015. During the three months ended March 31, 2015, our financial liabilities decreased by $204 million, primarily due to payments made during the three months ended March 31, 2015, as discussed in Cash Flows, above.
Free Cash Flow
Our calculation of Free Cash Flow, as well as a detailed discussion of this measure, are included below in —Non-GAAP Financial Measures —Free Cash Flow.
Free Cash Flow for the three months ended March 31, 2015 and 2014 totaled $845 million and $919 million, respectively.
The decrease in Free Cash Flow from 2014 to 2015 was primarily due to:

(i)
a $104 million increase in our cash used in investing activities. Refer to —Cash Flows, Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014, for additional information regarding the change in our cash used in investing activities.

These unfavorable changes were partially offset by:

(i)
a $30 million increase in our cash generated from operations. Refer to —Cash Flows, Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014, for additional information regarding the change in our cash generated from operations.

Defined Benefit Pension Plans and OPEB Plans —Contributions
During the three months ended March 31, 2015, employer contributions of $1 million were made to both our U.S. and Canadian funded pension plans. For the remainder of 2015, employer contributions to our U.S. funded pension plans are expected to be $233 million, of which $6 million will be made to satisfy minimum funding requirements and $227 million will be discretionary; employer contributions to our Canadian funded pension plans are expected to be $71 million, of which $67 million will be made to satisfy minimum funding requirements and $4 million will be discretionary.
Employer contributions to our unfunded pension and OPEB plans amounted to $7 million and $42 million, respectively, for the three months ended March 31, 2015. Employer contributions to our unfunded pension and OPEB plans for the remainder of 2015 are expected to be $10 million and $124 million, respectively, which represent the expected benefit payments to participants.
Our funding policy for defined benefit pension plans is to contribute at least the minimum amounts required by applicable laws and regulations. Occasionally, additional discretionary contributions in excess of those legally required are made to achieve certain desired funding levels. In the U.S. and Canada, these excess amounts are tracked, and the resulting credit balance can be used to satisfy minimum funding requirements in future years. While the usage of credit balances to satisfy minimum funding requirements is subject to our plans maintaining certain funding levels, we expect to be able to utilize a combination of credit balances and voluntary contributions in 2015 in order to avoid significant increases in future cash contribution levels.
Out-of-Period Adjustment
During the quarter, we recorded an out-of-period adjustment related to our U.S. pension plans. We determined the adjustment was immaterial to our current and previously filed financial statements. Refer to Note 14, Employee Retirement and Other Benefits, for additional information.
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
The reconciliation of net income (loss) to Adjusted Net Income, Modified Operating Profit and Modified EBITDA is set forth below (in millions of dollars):

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$2,581	$(690)
Plus:
Charge for MOU with the UAW (1)	—	672
Tax Status Change (2)	(2,279)	—
Loss on extinguishment of debt (3) (4)	10	504
Adjusted Net Income	$312	$486
Plus:
Income tax expense (benefit)	210	(115)
Net interest expense	180	213
Net pension, OPEB and other employee benefit gains other than service costs	(25)	(8)
Restructuring (income) expense, net	(2)	8
Other financial expense, net	7	2
Modified Operating Profit	$682	$586
Plus:
Depreciation and amortization expense	780	742
Less:
Depreciation and amortization expense for vehicles held for lease	(58)	(46)
Modified EBITDA	$1,404	$1,282

(1)
In the first quarter of 2014, we recorded an infrequent charge of $672 million, which reflected the costs associated with the January 2014 MOU to supplement the existing collective bargaining agreement with the UAW in exchange for the UAW's specific commitment to our continued roll-out of our WCM programs and long-term business plan.

(2)
The FCA US LLC U.S. partnership was terminated as of January 1, 2015. The Company is no longer be treated as a partnership for U.S. federal, state and local tax purposes. As such, on January 1, 2015, we recorded a net deferred tax asset of approximately $3,692 million of which $2,183 million primarily related to changes in statutory rates utilized to calculate net deferred tax assets was recognized as a deferred tax benefit. Additionally, we recorded $96 million related to changes in statutory rates utilized to calculate prepaid tax assets which was recognized as a current tax benefit. Refer to Note 10, Income Taxes, for additional information.

(3)
In connection with the March 20, 2015 prepayment of the Mexico development bank credit facilities of 7.2 billion Pesos ($466 million), including accrued and unpaid interest, we recognized a $10 million loss on extinguishment of debt, consisting of the write-off of the remaining unamortized debt issuance costs. Refer to Note 9, Financial Liabilities, for additional information.

(4)
In connection with the February 2014 prepayment of the VEBA Trust Note, with an original face amount of $4,587 million, we recognized a $504 million loss on extinguishment of debt, consisting primarily of the remaining unamortized debt discount. Refer to Note 9, Financial Liabilities, for additional information.

Net Industrial Cash
We compute Net Industrial Cash as cash and cash equivalents less total financial liabilities. We use Net Industrial Cash as a measure of our financial leverage and believe it is useful in evaluating our financial leverage.
The following is a reconciliation of cash and cash equivalents to Net Industrial Cash (in millions of dollars):

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$13,756	$14,538
Less: Financial liabilities (1)	(12,575)	(12,779)
Net Industrial Cash	$1,181	$1,759

(1)	Refer to Note 9, Financial Liabilities, of our accompanying condensed consolidated financial statements for additional information regarding our financial liabilities.
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
The following is a reconciliation of Net Cash Provided by Operating and Investing Activities to Free Cash Flow (in millions of dollars):

	Three Months Ended March 31,
	2015	2014
Net Cash Provided by Operating Activities	$1,653	$1,623
Net Cash Used in Investing Activities	(808)	(704)
Free Cash Flow	$845	$919
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
The SCUSA Agreement has a ten year term commencing February 2013, subject to early termination in certain circumstances, including the failure by a party to comply with certain of its ongoing obligations under the SCUSA Agreement. In accordance with the terms of the agreement, SCUSA provided us an upfront, nonrefundable payment of $150 million in May 2013, which was recognized as Deferred revenue and is being amortized over ten years. As of March 31, 2015, $121 million remained in Deferred revenue in the accompanying Condensed Consolidated Balance Sheets.

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
As of March 31, 2015, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $285 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at March 31, 2015, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.
Other Matters
On July 9, 2012, a lawsuit was filed against the Company in the Superior Court of Decatur County, Georgia with respect to a March 2012 fatality in a rear-impact collision involving a 1999 Jeep Grand Cherokee. Please see Note 11, Commitments, Contingencies and Concentrations for further discussion of this lawsuit.
Employees
The following summarizes the number of our salaried and hourly employees as of the dates noted below:

	March 31, 2015	December 31, 2014
Salaried	21,964	21,628
Hourly	55,818	56,189
Total	77,782	77,817
In the U.S. and Canada combined, substantially all of our hourly employees and approximately 19 percent of our salaried employees were represented by unions under collective bargaining agreements that expire in September 2015 and September 2016, respectively. These represented employees are approximately 65 percent of our worldwide workforce as of March 31, 2015. The UAW and Unifor represent substantially all of these represented employees in the U.S. and Canada, respectively.
On January 21, 2014, we entered into the MOU with the UAW to supplement our existing collective bargaining agreement. Please see Note 15, Other Transactions with Related Parties for further discussion of this agreement.
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board, or FASB, issued updated guidance on a customer’s accounting for fees paid in cloud computing agreements. The update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We will comply with this guidance no later than January 1, 2016, and we are evaluating the potential impact on our consolidated financial statements.

In April 2015, the FASB issued updated guidance on the presentation of debt issuance costs. The guidance requires debt issuance costs to be presented as a direct deduction of debt balances on the statement of financial position, similar to the presentation of debt discounts. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We will comply with this guidance no later than January 1, 2016, and it will not have a material impact on our consolidated financial statements.
In February 2015, the FASB issued updated guidance on the consolidation assessment over certain legal entities. The guidance modifies the evaluation of whether limited partnerships and similar legal entities are Variable Interest Entities ("VIEs") or voting interest entities and eliminates the presumption that a general partner should consolidate a limited partnership. The guidance also affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships by placing more emphasis on risk of loss when determining a controlling financial interest. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We will comply with this guidance as of January 1, 2016, and we are evaluating the potential impact on our consolidated financial statements.
In January 2015, the FASB issued guidance that eliminates the concept of extraordinary items from generally accepted accounting principles. As a result, this standard eliminates the requirement to present transactions or events that are both unusual in nature and infrequent in occurrence separately in the income statement, net of tax, after income from continuing operations. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The guidance is effective for periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance as of January 1, 2015, and it did not have a material impact on our consolidated financial statements.
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
In May 2014, the FASB issued updated guidance that requires a company to recognize revenue upon transfer of control of goods or services to a customer at an amount that reflects the consideration it expects to receive. This new revenue recognition model defines a five-step process to achieve this objective. The updated guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In April 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard, with early adoption of guidance permitted. If approved by the FASB, the new standard will become effective for periods beginning after December 15, 2017. We are currently evaluating the method of implementation and impact of adoption on our consolidated financial statements.
In April 2014, the FASB issued updated guidance that changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This guidance is effective for fiscal periods beginning after December 15, 2014, and is to be applied prospectively. We adopted this guidance as of January 1, 2015, and it did not have a material impact on our consolidated financial statements.
Critical Accounting Estimates
The accompanying condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. For a discussion of our critical accounting estimates, refer to Item 7 —Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Estimates and Item 8 —Financial Statements and Supplementary Data —Note 2, Basis of Presentation and Significant Accounting Policies, included in our 2014 Form 10-K. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2015.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II —Other Information
Item 1. Legal Proceedings
Refer to Note 11, Commitments, Contingencies and Concentrations, for information regarding legal proceedings.

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

FCA US LLC

Dated: May 7, 2015	By:	/s/ RICHARD K. PALMER
Richard K. Palmer
Senior Vice President and Chief Financial Officer

FCA US LLC
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