Form 10-Q
period 2015-06-30
FCA US LLC
filed 2015-08-05
CIK 1513153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There is no public market for our equity securities. As of August 5, 2015, there were 1,632,654 Membership Interests issued and outstanding.
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Form 10-Q for the Quarterly Period Ended June 30, 2015

Unless otherwise specified, the terms "we," "us," "our," "FCA US" and the "Company" refer to FCA US LLC, formerly known as Chrysler Group LLC, and its consolidated subsidiaries, or any one or more of them, as the context may require. "Old Carco" refers to Old Carco LLC, formerly known as Chrysler LLC, and its consolidated subsidiaries, or any one or more of them, as the context may require. "FCA" refers to Fiat Chrysler Automobiles N.V., a public limited liability company (naamloze vennootschap) incorporated under the laws of the Netherlands, its consolidated subsidiaries (excluding FCA US) and entities it jointly controls, or any one or more of them, as the context may require. References to "Fiat" refer solely to Fiat S.p.A., the predecessor of FCA.
Forward-Looking Statements
This report contains forward-looking statements that reflect our current views about future events. We use the words "anticipate," "assume," "believe," "estimate," "expect," "will," "intend," "may," "plan," "project," "should," "could," "seek," "designed," "potential," "forecast," "target," "objective," "goal," or the negatives of such terms or other similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. For additional discussion of these risks, refer to Item 1A. Risk Factors in our 2014 Annual Report on Form 10-K, or 2014 Form 10-K, and Part II, Item 1A. Risk Factors in this report. These factors include, but are not limited to:

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

If any of these risks and uncertainties materialize, or if the assumptions underlying any of our forward-looking statements prove incorrect, then our actual results, level of activity, performance or achievements may be materially different from those we express or imply by such statements. The risks described in Item 1A. Risk Factors of our 2014 Form 10-K and Part II, Item 1A. Risk Factors in this report are not exhaustive. Other sections of our 2014 Form 10-K describe additional factors that could adversely affect our business, financial condition or results of operations. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those implied by any forward-looking statements. We do not intend, or assume any obligation, to update these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements referred to above and included elsewhere in this report.

PART I – Financial Information
Item 1. Condensed Consolidated Financial Statements
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Member of FCA US LLC
We have reviewed the condensed consolidated balance sheet of FCA US LLC and subsidiaries as of June 30, 2015, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2015 and 2014, and members’ deficit and cash flows for the six-month periods ended June 30, 2015 and 2014. These financial statements are the responsibility of the Company's management.
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

/s/ Ernst & Young LLP
Detroit, Michigan
August 5, 2015

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited —in millions of dollars)

		Three Months Ended June 30,		Six Months Ended June 30,
	Notes	2015	2014	2015	2014
Revenues, net		$22,635	$20,454	$43,516	$39,444
Cost of sales		19,343	17,558	37,672	34,080
GROSS MARGIN		3,292	2,896	5,844	5,364
Selling, administrative and other expenses	15	1,391	1,321	2,725	3,310
Research and development expenses, net		597	602	1,115	1,161
Restructuring (income) expense, net	16	(5)	(4)	(7)	4
Interest expense	4	159	209	353	434
Interest income		(14)	(17)	(28)	(29)
Loss on extinguishment of debt	9	71	—	81	504
INCOME (LOSS) BEFORE INCOME TAXES		1,093	785	1,605	(20)
Income tax expense (benefit)	10	495	166	(1,574)	51
NET INCOME (LOSS)		598	619	3,179	(71)
Less: Income attributable to noncontrolling interest		1	—	1	—
NET INCOME (LOSS) ATTRIBUTABLE TO FCA US LLC		$597	$619	$3,178	$(71)

See accompanying notes to unaudited condensed consolidated financial statements.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited —in millions of dollars)

		Three Months Ended June 30,		Six Months Ended June 30,
	Notes	2015	2014	2015	2014
NET INCOME (LOSS)		$598	$619	$3,179	$(71)
Other comprehensive loss (1)	3	(38)	(181)	(7)	(159)
TOTAL COMPREHENSIVE INCOME (LOSS)		560	438	3,172	(230)
Less: Comprehensive income attributable to noncontrolling interest		1	—	1	—
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO FCA US LLC		$559	$438	$3,171	$(230)

(1)
Net of $50 million and $1 million of tax benefit for the three months ended June 30, 2015 and 2014, respectively. Net of $30 million and $1 million of tax expense for the six months ended June 30, 2015 and 2014, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited —in millions of dollars)

	Notes	June 30, 2015	December 31, 2014
CURRENT ASSETS:
Cash and cash equivalents		$11,667	$14,538
Restricted cash	11	43	5
Accounts receivable, net of allowance for doubtful accounts of $28 and $34, respectively		1,445	1,185
Inventories	5	6,298	6,110
Prepaid expenses and other assets	7	2,391	2,402
Deferred taxes		3,746	548
TOTAL CURRENT ASSETS		25,590	24,788
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net of accumulated depreciation and amortization of $13,547 and $12,558, respectively		15,498	15,603
Equipment and other assets on operating leases, net of accumulated depreciation and amortization of $204 and $211, respectively		2,394	2,242
TOTAL PROPERTY AND EQUIPMENT		17,892	17,845
OTHER ASSETS:
Advances to related parties and other financial assets		119	78
Restricted cash	11	282	305
Goodwill		1,361	1,361
Other intangible assets, net	6	3,528	3,548
Prepaid expenses and other assets	7	659	693
Deferred taxes		350	406
TOTAL OTHER ASSETS		6,299	6,391
TOTAL ASSETS		$49,781	$49,024
CURRENT LIABILITIES:
Trade liabilities		$12,167	$11,325
Accrued expenses and other liabilities	8	12,922	10,906
Current maturities of financial liabilities	9	274	308
Deferred revenue		1,968	2,279
Deferred taxes	10	2	—
TOTAL CURRENT LIABILITIES		27,333	24,818
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	8	12,774	13,145
Financial liabilities	9	9,332	12,471
Deferred revenue		1,306	1,254
Deferred taxes		119	149
TOTAL LONG-TERM LIABILITIES		23,531	27,019
Commitments and contingencies	11	—	—
MEMBERS' DEFICIT:
Membership Interests
Membership Interests —1,632,654 units authorized, issued and outstanding at June 30, 2015 and December 31, 2014	15	—	—
Contributed capital	1	643	644
Retained earnings		3,096	1,359
Accumulated other comprehensive loss	3	(4,856)	(4,849)
TOTAL MEMBERS' DEFICIT ATTRIBUTABLE TO FCA US LLC		(1,117)	(2,846)
Members' deficit attributable to noncontrolling interest		34	33
TOTAL MEMBERS' DEFICIT		(1,083)	(2,813)
TOTAL LIABILITIES AND MEMBERS' DEFICIT		$49,781	$49,024

See accompanying notes to unaudited condensed consolidated financial statements.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited —in millions of dollars)

		Six Months Ended June 30,
	Notes	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES		$3,523	$3,550
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets		(1,539)	(1,640)
Proceeds from disposals of property, plant and equipment		2	15
Purchases of equipment and other assets on operating leases		(4)	(3)
Proceeds from disposals of equipment and other assets on operating leases		—	4
Change in restricted cash		(15)	(40)
Capital contributions to unconsolidated subsidiaries	15	(80)	—
Other		10	2
NET CASH USED IN INVESTING ACTIVITIES		(1,626)	(1,662)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured senior notes	9	—	2,985
Prepayment of Secured Senior Notes due 2019	9	(2,875)	—
Proceeds from Tranche B Term Loan due 2018	9	—	1,723
Proceeds from Tranche B Term Loan due 2017	9	—	247
Prepayment of VEBA Trust Note	9	—	(4,587)
Payments of Canadian Health Care Trust Notes	9	(97)	(77)
Repayments of Tranche B Term Loan due 2017	9	(16)	(16)
Repayments of Tranche B Term Loan due 2018	9	(9)	(4)
Payments of Mexican development banks credit facilities	9	(466)	(15)
Proceeds from Mexico Bank Loan due 2022	9	500	—
Debt issuance costs		(5)	(7)
Repayment of debt issuance premium on secured senior notes	9	(93)	(12)
Net repayments of financial obligations - related party	15	(8)	(14)
Net repayments of other financial obligations - third party		(64)	(18)
Dividend to FCA in exchange for equity investment	15	(94)	—
Special distributions paid to members	15	(1,338)	(1,900)
Distribution for state tax withholding obligations and other taxes on behalf of members		(1)	(70)
NET CASH USED IN FINANCING ACTIVITIES		(4,566)	(1,765)
Effect of exchange rate changes on cash and cash equivalents		(202)	(157)
Net change in cash and cash equivalents		(2,871)	(34)
Cash and cash equivalents at beginning of period		14,538	13,344
Cash and cash equivalents at end of period		$11,667	$13,310

See accompanying notes to unaudited condensed consolidated financial statements.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT
(Unaudited - in millions of dollars)

		Equity/(Deficit) Attributable to FCA US LLC
	Note	Contributed Capital	Retained Earnings/ (Accumulated Losses)	Accumulated Other Comprehensive Loss	Equity/(Deficit)Attributable to Parent	Equity/(Deficit) Attributable to Non-controlling Interest	Total Equity/(Deficit)
Balance at December 31, 2014		$644	$1,359	$(4,849)	$(2,846)	$33	$(2,813)
Special distribution paid to FCA NA	15	—	(1,338)	—	(1,338)	—	(1,338)
Distribution for state tax withholding obligations and other taxes on behalf of FCA NA		(1)	—	—	(1)	—	(1)
Dividend to FCA in exchange for equity investment	15	—	(103)	—	(103)	—	(103)
Net income		—	3,178	—	3,178	1	3,179
Other comprehensive loss	3	—	—	(7)	(7)	—	(7)
Balance at June 30, 2015		$643	$3,096	$(4,856)	$(1,117)	$34	$(1,083)

Balance at December 31, 2013		$2,633	$171	$(4,046)	$(1,242)	$—	$(1,242)
Special distribution paid to members	15	(1,900)	—	—	(1,900)	—	(1,900)
Distribution for state tax withholding obligations and other taxes on behalf of members		(70)	—	—	(70)	—	(70)
Net loss		—	(71)	—	(71)	—	(71)
Other comprehensive loss	3	—	—	(159)	(159)	—	(159)
Balance at June 30, 2014		$663	$100	$(4,205)	$(3,442)	$—	$(3,442)

See accompanying notes to unaudited condensed consolidated financial statements.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 1. Background and Nature of Operations
Unless otherwise specified, the terms "we," "us," "our," "FCA US" and the "Company" refer to FCA US LLC, formerly known as Chrysler Group LLC, and its consolidated subsidiaries, or any one or more of them, as the context may require. "Old Carco" refers to Old Carco LLC, formerly known as Chrysler LLC, and its consolidated subsidiaries, or any one or more of them, as the context may require. "FCA" refers to Fiat Chrysler Automobiles N.V., a public limited liability company (naamloze vennootschap) incorporated under the laws of the Netherlands, its consolidated subsidiaries (excluding FCA US) and entities it jointly controls, or any one or more of them, as the context may require. References to "Fiat" refer solely to Fiat S.p.A., the predecessor of FCA.
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
Our products are available in more than 150 countries around the world. We sell our products to dealers and distributors for sale to retail customers and fleet customers, which include rental car companies, commercial fleet customers, leasing companies and government entities. The majority of our operations, employees, independent dealers and sales are in North America, primarily in the U.S. Approximately 10 percent of our vehicle sales during both 2014 and the six months ended June 30, 2015 were outside North America, principally in Asia Pacific, South America and Europe. Vehicle, service parts and accessories sales outside North America are primarily through our 100 percent owned, affiliated or independent distributors and dealers. FCA is the distributor of our vehicles and service parts in Europe and Brazil. FCA also distributes certain of our vehicles through its networks in other select markets. We are the distributor for Alfa Romeo brand vehicles in North America and for FCA vehicles in select markets outside of Europe. Refer to Note 15, Other Transactions with Related Parties, for additional information regarding other transactions with FCA.

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
Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued updated guidance to simplify the subsequent measurement of inventory. The new standard applies to all valuations of inventory excluding the last-in, first-out (LIFO) or the retail inventory method. Under the new standard, inventory should be valued at the lower of cost or net realizable value. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. We will comply with this guidance no later than January 1, 2017, and we are evaluating the potential impact on our consolidated financial statements.
In May 2015, the FASB issued updated guidance on the presentation of investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient approach. Investments that calculate net asset value per share (or its equivalent) where the practical expedient is applied will not be included in the fair value hierarchy and investments where the practical expedient is not applied will continue to be reported in the fair value hierarchy. This amendment removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value (or its equivalent) where the practical expedient is applied. The guidance requires that a company continues to disclose the nature and risks of investments and whether if the investments were sold, the probability of those investments being sold at amounts different from the net asset value. This guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We will comply with this guidance no later than January 1, 2016. The adoption of this standard will significantly reduce the amounts presented in our fair value hierarchy disclosure but it will not have a material impact on our consolidated financial statements.
In April 2015, the FASB issued updated guidance on a customer’s accounting for fees paid in cloud computing agreements. The update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We will comply with this guidance no later than January 1, 2016, and we are evaluating the potential impact on our consolidated financial statements.
In April 2015, the FASB issued updated guidance on the presentation of debt issuance costs. The guidance requires debt issuance costs to be presented as a direct deduction from debt balances on the statement of financial position, similar to the presentation of debt discounts. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We will comply with this guidance no later than January 1, 2016, and it will not have a material impact on our consolidated financial statements.

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
In May 2014, the FASB issued updated guidance that requires a company to recognize revenue upon transfer of control of goods or services to a customer at an amount that reflects the consideration it expects to receive. This new revenue recognition model defines a five-step process to achieve this objective. The updated guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In April 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard, with early adoption of guidance permitted. On July 9, 2015 the FASB approved the one-year deferral and the new standard will become effective for periods beginning after December 15, 2017. We are currently evaluating the method of implementation and impact of adoption on our consolidated financial statements and will comply with this guidance no later than January 1, 2018.
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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 3. Accumulated Other Comprehensive (Loss) Income
The changes in Accumulated Other Comprehensive (Loss) Income ("AOCI") by component, including the amounts reclassified to income, were as follows (in millions of dollars):

	Three Months Ended June 30, 2015
	Defined Benefit Plan Adjustments				Derivatives
	Net Actuarial Loss		Net Prior Service Credit (Cost)		Currency Forwards and Swaps		Commodity Swaps		Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(4,792)		$(110)		$222		$(22)		$(116)	$(4,818)
Gain (loss) recorded in other comprehensive income	—		—		(28)		(14)		(5)	(47)
Less: Gain (loss) reclassified from AOCI to income	(35)	(1)	(8)	(1)	86	(2)	(2)	(3)	—	41
Tax effect (expense)/benefit	(21)		—		40		9		22	50
Other comprehensive income (loss)	14		8		(74)		(3)		17	(38)
Less: Other comprehensive income (loss) attributable to controlling interest	—		—		—		—		—	—
Balance at end of period	$(4,778)		$(102)		$148		$(25)		$(99)	$(4,856)

	Three Months Ended June 30, 2014
	Defined Benefit Plan Adjustments				Derivatives
	Net Actuarial Loss		Net Prior Service Credit (Cost)		Currency Forwards and Swaps		Commodity Swaps		Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(4,031)		$(90)		$94		$19		$(16)	$(4,024)
Gain (loss) recorded in other comprehensive income	(19)		(36)		(144)		13		7	(179)
Less: Gain (loss) reclassified from AOCI to income	(27)	(1)	(5)	(1)	29	(2)	6	(3)	—	3
Tax effect expense	2		—		(1)		—		—	1
Other comprehensive income (loss)	10		(31)		(174)		7		7	(181)
Balance at end of period	$(4,021)		$(121)		$(80)		$26		$(9)	$(4,205)

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2015
	Defined Benefit Plan Adjustments				Derivatives
	Net Actuarial Loss		Net Prior Service Credit (Cost)		Currency Forwards and Swaps		Commodity Swaps		Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(4,752)		$(113)		$114		$(14)		$(84)	$(4,849)
Gain (loss) recorded in other comprehensive income	(68)	(4)	—		156		(31)		(31)	26
Less: Gain (loss) reclassified from AOCI to income	(77)	(1), (4)	(11)	(1)	96	(2)	(5)	(3)	—	3
Tax effect benefit/(expense)	(35)		—		(26)		15		16	(30)
Other comprehensive income (loss)	(26)		11		34		(11)		(15)	(7)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	—		—		—		—		—	—
Balance at end of period	$(4,778)		$(102)		$148		$(25)		$(99)	$(4,856)

	Six Months Ended June 30, 2014
	Defined Benefit Plan Adjustments				Derivatives
	Net Actuarial Loss		Net Prior Service Credit (Cost)		Currency Forwards and Swaps		Commodity Swaps		Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(4,056)		$(93)		$105		$8		$(10)	$(4,046)
Gain (loss) recorded in other comprehensive income	(19)		(36)		(95)		30		1	(119)
Less: Gain (loss) reclassified from AOCI to income	(54)	(1)	(8)	(1)	89	(2)	12	(3)	—	39
Tax effect benefit/(expense)	—		—		(1)		—		—	(1)
Other comprehensive income (loss)	35		(28)		(185)		18		1	(159)
Balance at end of period	$(4,021)		$(121)		$(80)		$26		$(9)	$(4,205)

(1)	These AOCI components are included within the computation of net periodic benefit costs. Refer to Note 14, Employee Retirement and Other Benefits, for additional information.

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

(4)	An out-of-period adjustment was recorded during the three months ended March 31, 2015. Refer to Note 14, Employee Retirement and Other Benefits, for additional information.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 4. Interest Expense
Interest expense included the following (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Financial interest expense:
Related parties (1) (see Note 15)	$1	$2	$3	$28
Third-party (see Note 9)	162	209	358	402
Interest accretion (2)	12	10	21	29
Capitalized interest related to capital expenditures	(16)	(12)	(29)	(25)
Total	$159	$209	$353	$434

(1)
For the six months ended June 30, 2014, financial interest expense with related parties includes interest expense related to the senior unsecured note issued June 10, 2009 to the VEBA Trust, with an original face value of $4,587 million, through January 20, 2014. Refer to Note 15, Other Transactions with Related Parties, for additional information.

(2)	Interest accretion is primarily related to debt discounts/premiums, debt issuance costs and fair value adjustments.
Note 5. Inventories
The components of Inventories were as follows (in millions of dollars):

	June 30, 2015	December 31, 2014
Finished products, including service parts	$3,732	$3,805
Work in process	2,319	2,056
Raw materials and manufacturing supplies	247	249
Total	$6,298	$6,110
Note 6. Other Intangible Assets
The components of Other intangible assets were as follows (in millions of dollars):

		June 30, 2015
	Range of Useful Lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$—	$2,210
Dealer networks	20	378	115	263
FCA contributed intellectual property rights	10	320	195	125
Other intellectual property rights	3 - 12	263	110	153
Patented and unpatented technology	4 - 10	208	173	35
Software	3 - 5	535	259	276
Regulatory credits	1 - 7	539	76	463
Other	1 - 16	20	17	3
Total		$4,473	$945	$3,528

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

		December 31, 2014
	Range of Useful Lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$—	$2,210
Dealer networks	20	383	107	276
FCA contributed intellectual property rights	10	320	179	141
Other intellectual property rights	3 - 12	263	95	168
Patented and unpatented technology	4 - 10	208	164	44
Software	3 - 5	511	222	289
Regulatory credits	1 - 7	462	45	417
Other	1 - 16	20	17	3
Total		$4,377	$829	$3,548
The following summarizes the amount of intangible asset amortization expense included in the respective financial statement captions of the accompanying Condensed Consolidated Statements of Operations (in millions of dollars):

	Financial Statement Caption	Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Patented and unpatented technology, intellectual property, software, regulatory credits and other	Cost of sales	$56	$40	$108	$82
Dealer networks and other	Selling, administrative and other expenses	5	5	13	10
Total		$61	$45	$121	$92
Based on the gross carrying amount of other intangible assets as of June 30, 2015, the estimated future amortization expense for the next five years was as follows (in millions of dollars):

Remainder of 2015	$114
2016	183
2017	456
2018	157
2019	65
Intangible assets that have a finite useful life are generally amortized over their respective estimated useful lives, on a straight-line basis. However, certain other finite-lived intangible assets are amortized in a manner that reflects the pattern in which the economic benefits of the intangible asset are consumed.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 7. Prepaid Expenses and Other Assets
The components of Prepaid expenses and other assets were as follows (in millions of dollars):

	June 30, 2015			December 31, 2014
	Current	Non- Current	Total	Current	Non- Current	Total
Amounts due from related parties (see Note 15)	$1,274	$—	$1,274	$1,199	$—	$1,199
Prepayment of expenses with related parties (see Note 15)	54	246	300	45	234	279
Prepaid pension expense	—	141	141	—	134	134
Other	1,063	272	1,335	1,158	325	1,483
Total	$2,391	$659	$3,050	$2,402	$693	$3,095
Note 8. Accrued Expenses and Other Liabilities
The components of Accrued expenses and other liabilities were as follows (in millions of dollars):

	June 30, 2015			December 31, 2014
	Current	Non- Current	Total	Current	Non- Current	Total
Pension and postretirement benefits	$185	$8,380	$8,565	$193	$8,579	$8,772
Product warranty costs	1,923	3,124	5,047	1,601	3,084	4,685
Sales incentives	4,137	—	4,137	3,932	—	3,932
Personnel costs	678	335	1,013	905	343	1,248
Amounts due to related parties (see Note 15) (1)	2,912	89	3,001	1,069	100	1,169
Vehicle residual value guarantees	996	—	996	540	—	540
Income and other taxes	226	87	313	434	123	557
Workers’ compensation	45	234	279	40	235	275
Accrued interest	46	—	46	96	—	96
Restructuring actions (See Note 16)	15	17	32	19	25	44
Other (2)	1,759	508	2,267	2,077	656	2,733
Total	$12,922	$12,774	$25,696	$10,906	$13,145	$24,051

(1)
As of June 30, 2015, amounts due to related parties includes certain tax attributes of $1,509 million that FCA NA has agreed to allow us to utilize to determine our future obligation in accordance with the provisions of the Fourth Amended and Restated Limited Liability Company Operating Agreement of FCA US LLC (“FCA US operating agreement”). Refer to Note 10, Income Taxes, for additional information.

(2)
As of June 30, 2015, the balance includes a $336 million obligation, $175 million current and $161 million non-current, associated with the Memorandum of Understanding entered into with the UAW for continued support of our World Class Manufacturing programs. Included within the obligation is $5 million of interest accretion. Refer to Note 15, Other Transactions with Related Parties, for additional information.

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
The changes in accrued product warranty costs (excluding deferred revenue from service contracts described below, as well as supplier recoveries) were as follows (in millions of dollars):

	Six Months Ended June 30,
	2015	2014
Balance at beginning of period	$4,685	$3,800
Provision for current period warranties	1,409	1,105
Net adjustments to pre-existing warranties	384	146
Net warranty settlements	(1,384)	(910)
Translation and other adjustments	(47)	1
Balance at end of period	$5,047	$4,142
We recognized recoveries from suppliers related to warranty claims of $66 million and $20 million during the three months ended June 30, 2015 and 2014, respectively, and $97 million and $32 million during the six months ended June 30, 2015 and 2014, respectively, which are excluded from the change in warranty costs above.
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
The following summarizes the changes in deferred revenue from these contracts (in millions of dollars):

	Six Months Ended June 30,
	2015	2014
Balance at beginning of period	$1,446	$1,239
Deferred revenues for current period service contracts	393	360
Earned revenues in current period	(260)	(239)
Refunds of canceled contracts	(38)	(22)
Translation and other adjustments	(10)	8
Balance at end of period	$1,531	$1,346

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 9. Financial Liabilities
The components of Financial liabilities were as follows (in millions of dollars):

	June 30, 2015
	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable Within One Year:
	Effective
Tranche B Term Loan due 2017	4.06%	(1)	$33	$33
Tranche B Term Loan due 2018	3.60%	(2)	18	18
Canadian Health Care Trust Notes:
Tranche A	4.85%	(3)	89	91
Tranche B	9.21%	(3)	24	24
Total Canadian Health Care Trust Notes			113	115

	Weighted Average
Other:
Capital lease obligations	9.99%		73	67
Other financial obligations	14.85%		45	41
Total other financial liabilities			118	108
Total financial liabilities payable within one year			$282	$274

	Maturity	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable After One Year:
		Effective
Tranche B Term Loan due 2017	5/24/2017	4.06%	(1)	$3,093	$3,061
Tranche B Term Loan due 2018	12/31/2018	3.60%	(2)	1,710	1,690
Secured Senior Notes due 2021	6/15/2021	7.57%	(4)	3,080	3,176
Canadian Health Care Trust Notes:
Tranche A	6/30/2017	4.85%	(3)	95	100
Tranche B	6/30/2024	9.21%	(3)	300	306
Tranche C	6/30/2024	9.68%	(5)	109	97
Total Canadian Health Care Trust Notes				504	503

Mexico Bank Loan due 2022	3/20/2022	3.54%	(6)	500	500

		Weighted Average
Other:
Capital lease obligations	2017-2021	10.69%		309	289
Other financial obligations	2018-2024	13.72%		120	113
Total other financial liabilities				429	402
Total financial liabilities payable after one year				9,316	9,332
Total				$9,598	$9,606

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	December 31, 2014
	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable Within One Year:
	Effective
Tranche B Term Loan due 2017	4.06%	(1)	$33	$33
Tranche B Term Loan due 2018	3.60%	(2)	18	18
Canadian Health Care Trust Notes:
Tranche A	6.48%	(3)	81	82
Tranche B	9.21%	(3)	23	23
Total Canadian Health Care Trust Notes			104	105
Mexican development banks credit facility due 2025	8.09%	(7)	26	26

	Weighted Average
Other:
Capital lease obligations	9.81%		75	67
Other financial obligations	18.03%		61	59
Total other financial liabilities			136	126
Total financial liabilities payable within one year			$317	$308

	Maturity	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable After One Year:
		Effective
Tranche B Term Loan due 2017	5/24/2017	4.06%	(1)	$3,109	$3,069
Tranche B Term Loan due 2018	12/31/2018	3.60%	(2)	1,719	1,697
Secured Senior Notes due 2019	6/15/2019	7.30%	(8)	2,875	2,948
Secured Senior Notes due 2021	6/15/2021	7.57%	(4)	3,080	3,183
Canadian Health Care Trust Notes:
Tranche A	6/30/2017	6.48%	(3)	196	204
Tranche B	6/30/2024	9.21%	(3)	345	352
Tranche C	6/30/2024	9.68%	(5)	108	94
Total Canadian Health Care Trust Notes				649	650
Mexican development banks credit facilities:
Credit facility due 2021	12/23/2021	7.00%	(9)	204	204
Credit facility due 2025	7/19/2025	8.09%	(7)	257	257
Total Mexican development banks credit facilities				461	461

		Weighted Average
Other:
Capital lease obligations	2016-2021	10.59%		350	328
Other financial obligations	2018-2024	13.66%		146	135
Total other financial liabilities				496	463
Total financial liabilities payable after one year				12,389	12,471
Total				$12,706	$12,779

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(1)	Loan bears interest at LIBOR (subject to a 0.75 percent floor) + 2.75 percent. Stated interest rate as of both June 30, 2015 and December 31, 2014 was 3.50 percent.

(2)	Loan bears interest at LIBOR (subject to a 0.75 percent floor) + 2.50 percent. Stated interest rate as of both June 30, 2015 and December 31, 2014 was 3.25 percent.

(3)	Note bears interest at a stated rate of 9.00 percent.

(4)	Notes bear interest at a stated rate of 8.25 percent.

(5)	Note bears interest at a stated rate of 7.50 percent.

(6)	Represents the stated interest rate. Loan bears interest at one-month LIBOR + 3.35 percent.

(7)	Represents the stated interest rate. Loan bore interest at the 28 day Interbank Equilibrium Interest Rate ("TIIE") + 4.80 percent subject to a quarterly reset of TIIE.

(8)	Notes bore interest at a stated rate of 8.00 percent.

(9)	Represents the stated interest rate. Loan bore interest at the 28 day TIIE + 3.70 percent subject to a monthly reset of TIIE.
As of June 30, 2015, the carrying amounts of our financial obligations include fair value adjustments, premiums, discounts and loan origination fees totaling $8 million in excess of their face value related to the following obligations (in millions of dollars):

Tranche B Term Loan due 2017	$(32)
Tranche B Term Loan due 2018	(20)
Secured Senior Notes due 2021	96
Canadian Health Care Trust Notes	1
Liabilities for capital lease and other financial obligations	(37)
Total	$8
As of June 30, 2015, the aggregate annual contractual maturities of our financial liabilities at face value were as follows (in millions of dollars):

Remainder of 2015	$88
2016	277
2017	3,328
2018	1,933
2019	222
2020 and thereafter	3,750
Total	$9,598
Secured Senior Notes
On April 14, 2015, we provided a notice of redemption to the holders of our 8 percent secured senior notes due June 15, 2019 with an aggregate principal amount outstanding of $2,875 million ("2019 Notes"). The redemption occurred on May 14, 2015 at a price equal to the principal amount of the notes redeemed, plus accrued and unpaid interest to the date of redemption and a “make-whole” premium calculated in accordance with the terms of the indenture. The redemption amount including both the principal and "make-whole" premium is approximately $3.1 billion, including accrued and unpaid interest expense up to May 14, 2015, which was paid from cash on hand. In connection with the redemption, we recorded a charge of $71 million in the second quarter of 2015, which consisted of the payment of the "make-whole" premium and the write-off of the unamortized debt issuance costs partially offset by the write-off of the remaining unamortized debt premium. The charge is included in Loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

During the six months ended June 30, 2015, a "make-whole" premium of $133 million upon redemption of the 2019 Notes and interest payments of $222 million were made on the secured senior notes. The $355 million of payments were composed of $262 million that was included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2015, and $93 million related to the repayment of the debt issuance premium on the secured senior notes, which is included in Net Cash Used in Financing Activities in the accompanying Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2015.
During the six months ended June 30, 2014, net interest payments of $210 million were made on the outstanding secured senior notes. The $210 million of net interest payments were composed of $198 million that was included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014, and $12 million related to the repayment of the debt issuance premium on the secured senior notes, which is included in Net Cash Used in Financing Activities in the accompanying Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014.
FCA Mexico Credit Agreements
On March 20, 2015, FCA Mexico, S.A. de C.V., formerly known as Chrysler de Mexico, S.A. de C.V., (“FCA Mexico”) our principal operating subsidiary in Mexico, entered into a $900 million non-revolving loan agreement (“Mexico Bank Loan”), maturing on March 20, 2022. On March 20, 2015, FCA Mexico received an initial disbursement of $500 million, which bears interest at one-month LIBOR plus 3.35 percent per annum. The remaining $400 million is available for disbursement, subject to meeting certain preconditions, for the four month period subsequent to March 20, 2015, the effective date of the loan agreement. At the end of that four month period, FCA Mexico has the ability to extend the disbursement term for an additional 14 months, subject to a commitment fee of 0.50 percent per annum on the undisbursed balance. As of June 30, 2015, we decided to extend the disbursement term of the Mexico Bank Loan through September 2016.
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
On June 30, 2015 and 2014, we made scheduled payments on the Canadian Health Care Trust Tranche B note ("Canadian HCT Tranche B Note") of $55 million and $64 million, respectively. In June 2015, the payment was composed of a $22 million principal payment and interest accrued through the payment date of $33 million. In June 2014, the payment was composed of a $23 million principal payment and interest accrued through the payment date of $41 million. The $23 million Canadian HCT Tranche B Note principal payment consisted of $20 million of interest that was previously capitalized as additional debt with the remaining $3 million representing a repayment of the original principal balance.
The payments of capitalized interest are included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014.
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
Amounts Available for Borrowing under Credit Facilities
As of June 30, 2015, our $1.3 billion revolving credit facility remains undrawn and $400 million remains undisbursed under the Mexico Bank Loan, as discussed above. The Tranche B Term Loan due 2017 and the Tranche B Term Loan due 2018 remain fully drawn.
Refer to our 2014 Form 10-K for additional information regarding the terms of our financing arrangements.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 10. Income Taxes
Effective January 1, 2015, FCA NA became our single member and, as a result, we are no longer treated as a partnership for U.S. federal, state and local income tax purposes. Instead, we and certain of our U.S. subsidiaries are now treated as disregarded entities of our parent, FCA NA, for U.S. federal, state and local income tax purposes. This change in our tax status required the recognition of a net deferred tax asset for the initial temporary differences at the time of the change. Accordingly, on January 1, 2015 we recorded a net deferred tax asset of $3,692 million. This net deferred tax asset consists of $2,183 million related to temporary differences on our assets and liabilities resulting from our change in tax status, which is recognized as a deferred tax benefit. In addition, a net deferred tax asset was also recognized for certain tax attributes of $1,509 million that FCA NA has agreed to allow us to utilize to determine our future obligation in accordance with the provisions of the FCA US operating agreement. These attributes have been recognized with a payable to FCA NA, which is included in Accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets. As the attributes are realized, they will be recognized in equity.
Significant components of the net deferred tax assets recognized upon termination of the partnership consist of deferred tax assets of approximately $2,707 million related to pension and other postretirement employees benefits ("OPEB"), $741 million related to incentives, $1,046 million related to warranty, $1,397 million related to other accrued expenses and $1,509 million related to tax attributes consisting of $555 million related to tax credits and $954 million related to net operating losses, and deferred tax liabilities of approximately $930 million related to intangible assets and $2,778 million related to property, plant and equipment.
Although we and certain of our U.S. subsidiaries are included in the FCA NA consolidated U.S. federal income tax return and for certain states’ income tax returns, for financial reporting purposes, we are treated as if we were separately subject to U.S. federal, state and local income taxes. Accordingly, our financial statements recognize the current and deferred income tax consequences that result from our activities as if we were a separate taxpayer rather than a member of the parent company’s consolidated income tax group. Differences between our separate income tax provision and cash flows attributable to income taxes pursuant to the provisions of our operating agreement with our parent company have been recognized as capital contributions from, or dividends to, FCA NA. Current taxes payable are included in Accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets.
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
We recognized income tax expense of $495 million and income tax benefit of $(1,574) million for the three and six months ended June 30, 2015, respectively. We recognized income tax expense of $166 million and $51 million for the three and six months ended June 30, 2014, respectively. Increased tax expense during the three months ended June 30, 2015 is primarily due to the increased annual effective tax rate caused by the change in our tax status. The increase in tax benefit for the six months ended June 30, 2015 is attributable to the $2,183 million deferred tax benefit partially offset by an increase in our annual effective tax rate due to our change in tax status.

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
Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. We establish an accrual in connection with pending or threatened litigation if a loss is probable and can be reasonably estimated. Since these accruals represent estimates, it is reasonably possible that the resolution of some of these matters could require us to make payments in excess of the amounts accrued. It is also reasonably possible that the resolution of some of the matters for which accruals could not be made may require us to make payments in an amount or range of amounts that could not be reasonably estimated at June 30, 2015.
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
On July 9, 2012, a lawsuit was filed against us in the Superior Court of Decatur County, Georgia (the "Court") with respect to a March 2012 fatality in a rear-impact collision involving a 1999 Jeep Grand Cherokee. Plaintiffs alleged that the manufacturer had acted in a reckless and wanton fashion when it designed and sold the vehicle due to the placement of the fuel tank behind the rear axle and had breached a duty to warn of the alleged danger. On April 2, 2015, a jury found in favor of the plaintiffs and the trial court entered a judgment against us in the amount of $148.5 million. On July 24, 2015, the Court issued a remittitur reducing the judgment against us to $40 million.
We believe the jury verdict was not supported by the evidence or the law and are considering an appeal. We maintain that the 1999 Jeep Grand Cherokee is not defective, and its fuel system does not pose an unreasonable risk to motor vehicle safety. The vehicle met or exceeded all applicable Federal Motor Vehicle Safety Standards, including the standard governing fuel system integrity. Furthermore, we submitted extensive data to the National Highway Traffic and Safety Administration ("NHTSA") validating that the vehicle performs as well as, or better than, peer vehicles in impact studies, and nothing revealed in the trial altered this data. During the trial, however, we were not allowed to introduce all the data previously provided to NHTSA, which demonstrated that the vehicle’s fuel system is not defective.
While a decision by an appellate court could affirm the judgment, we believe it is more likely that the verdict will be overturned, that a new trial will be ordered or that the amount of the judgment will be further modified. We do not, therefore, believe a loss is probable at the present time. The amount of the possible loss cannot reasonably be estimated at this time given that we are in the early stages of what could be a lengthy appellate process, and the range of possible outcomes is between zero (as the verdict could be overturned or the award could be reduced to an immaterial amount) and the current judgment of $40 million.

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
Voluntary Service Actions and Recall Actions
On July 24, 2015, we entered into a consent order (the "Consent Order") with NHTSA, resolving the issues raised by NHTSA with respect our execution of 23 recall campaigns in NHTSA’s Special Order issued to us on May 22, 2015 and further addressed at a NHTSA public hearing held on July 2, 2015. For the discussion on the Consent Order with NHTSA refer to Note 20, Subsequent Events.
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
Estimates of the future costs of these actions are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the number of vehicles affected by a service or recall action and the nature of the corrective action that may result in adjustments to the established accruals. It is possible that the ultimate cost of these service and recall actions may require us to make expenditures in excess of established accruals, over an extended period of time and in a range of amounts that cannot be reasonably estimated. Although the ultimate cost of these service and recall actions could have a material effect on our operating results for the particular reporting period in which an adjustment to the estimated accrual is recorded, we believe that any such adjustment would not materially affect our consolidated financial position or cash flows.
Restricted Cash
Restricted cash, which includes cash equivalents, was $325 million as of June 30, 2015. Restricted cash included $211 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler AG and $114 million of collateral for other contractual agreements.
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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Employees
In the U.S. and Canada combined, substantially all of our hourly employees and approximately 19 percent of our salaried employees were represented by unions under collective bargaining agreements that expire in September 2015 and September 2016, respectively. These represented employees are approximately 64 percent of our worldwide workforce as of June 30, 2015. The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") and Unifor represent substantially all of these represented employees in the U.S. and Canada, respectively.
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
The SCUSA Agreement has a ten year term commencing February 2013, subject to early termination in certain circumstances, including the failure by a party to comply with certain of its ongoing obligations under the SCUSA Agreement. In accordance with the terms of the agreement, SCUSA provided us an upfront, nonrefundable payment of $150 million in May 2013, which was recognized as Deferred revenue and is being amortized over ten years. As of June 30, 2015, $118 million remained in Deferred revenue in the accompanying Condensed Consolidated Balance Sheets.
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
As of June 30, 2015, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $325 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at June 30, 2015, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made, net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 12. Fair Value Measurements
The following summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions of dollars):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$9,469	$2,198	$—	$11,667
Restricted cash	325	—	—	325
Derivatives:
Currency forwards and swaps	—	322	—	322
Commodity swaps and options	—	2	—	2
Total	$9,794	$2,522	$—	$12,316
Liabilities:
Derivatives:
Currency forwards and swaps	$—	$66	$—	$66
Commodity swaps and options	—	28	31	59
Total	$—	$94	$31	$125

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$12,081	$2,457	$—	$14,538
Restricted cash	310	—	—	310
Derivatives:
Currency forwards and swaps	—	238	—	238
Commodity swaps and options	—	1	4	5
Total	$12,391	$2,696	$4	$15,091
Liabilities:
Derivatives:
Currency forwards and swaps	$—	$169	$—	$169
Commodity swaps and options	—	38	9	47
Total	$—	$207	$9	$216
During the six months ended June 30, 2015 and 2014, there were no transfers between Level 1 and Level 2 or into or out of Level 3.
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
The following summarizes the changes in Level 3 items measured at fair value on a recurring basis (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Derivatives Assets (Liabilities):
Fair Value at beginning of the period	$(20)	$11	$(5)	$3
Total realized and unrealized gains (losses):
Included in Net income (1)	—	5	—	8
Included in Other comprehensive income (loss) (2)	(14)	8	(29)	18
Settlements (3)	3	(6)	3	(11)
Fair value at end of the period	$(31)	$18	$(31)	$18
Changes in unrealized gains (losses) relating to instruments held at end of period (1)	$—	$—	$—	$—

(1)	The related realized and unrealized gains (losses) are recognized in Cost of sales in the accompanying Condensed Consolidated Statements of Operations.

(2)	The related realized and unrealized gains (losses) are recognized in Other comprehensive income (loss) in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

(3)	There were no purchases, issuances or sales during the three and six months ended June 30, 2015 and 2014.
The following summarizes the unobservable inputs related to Level 3 items measured at fair value on a recurring basis as of June 30, 2015:

	Net Liability (in millions of dollars)	Valuation Technique	Unobservable Input	Range	Unit of Measure
Commodity swaps	$(31)	Discounted	Platinum forward points	$ 0.10 — $ 9.13	Per troy ounce
		cash flow	Palladium forward points	$ 0.04 — $ 5.18	Per troy ounce
			Natural gas forward points	$ 0.04 — $ 0.60	Per giga-joule
The forward points that were used in the valuation of platinum, palladium and certain natural gas contracts were deemed unobservable. Significant increases or decreases in any of the unobservable inputs in isolation would not significantly impact our fair value measurements.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The carrying amounts and estimated fair values of our financial instruments were as follows (in millions of dollars):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$11,667	$11,667	$14,538	$14,538
Restricted cash	325	325	310	310
Financial liabilities (1)	9,606	9,891	12,779	13,213
Derivatives:
Included in Prepaid expenses and other assets and Advances to related parties and other financial assets	324	324	243	243
Included in Accrued expenses and other liabilities	125	125	216	216

(1)
As of June 30, 2015, the fair value of Financial liabilities includes $8.2 billion and $1.7 billion measured utilizing Level 2 and Level 3 inputs, respectively. As of December 31, 2014, the fair value of Financial liabilities includes $11.3 billion and $1.9 billion measured utilizing Level 2 and Level 3 inputs, respectively.

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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 13. Derivative Financial Instruments and Risk Management
Derivative Instruments
All derivative instruments are recognized in the accompanying Condensed Consolidated Balance Sheets at fair value. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. The fair values of our derivative financial instruments are based on pricing models or formulas using current estimated cash flow and discount rate assumptions. We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. The adjustment is estimated based on the net exposure by counterparty. We use an estimate of the counterparty’s non-performance risk when we are in a net asset position and an estimate of our own non-performance risk when we are in a net liability position. As of June 30, 2015 and December 31, 2014, the adjustment for non-performance risk did not materially impact the fair value of derivative instruments.
The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single–A or better. The aggregate fair value of derivative instruments in asset positions as of June 30, 2015 and December 31, 2014 was approximately $324 million and $243 million, respectively, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss that we would recognize if all counterparties failed to perform as contracted could be significantly lower.
The terms of the agreements with our counterparties for foreign currency exchange and commodity hedge contracts require us to post collateral when derivative instruments are in a liability position, subject to posting thresholds. In addition, these agreements contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding net asset or liability positions. These cross-default provisions could be triggered if there was a non-performance event under certain debt obligations. The fair values of the related gross liability positions as of June 30, 2015 and December 31, 2014, which represent our maximum potential exposure, were $125 million and $216 million, respectively. As of June 30, 2015, we posted $7 million as collateral for hedging contracts. The cash collateral is included in Restricted cash in the accompanying Condensed Consolidated Balance Sheets. Pursuant to the terms of our agreements, no collateral was required to be posted as of December 31, 2014.
The following presents the gross and net amounts of our derivative assets and liabilities after giving consideration to the terms of the master netting arrangements with our counterparties (in millions of dollars):

	June 30, 2015		December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amounts recognized in the Consolidated Balance Sheets	$324	$125	$243	$216
Gross amounts not offset in the Consolidated Balance Sheets that are eligible for offsetting:
Derivatives	(112)	(112)	(192)	(192)
Cash collateral pledged	—	(7)	—	—
Net Amount	$212	$6	$51	$24
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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Cash Flow Hedges
We use financial instruments designated as cash flow hedges to hedge exposure to foreign currency exchange risk associated with transactions in currencies other than the functional currency in which we operate. We also use financial instruments designated as cash flow hedges to hedge our exposure to commodity price risk associated with buying certain commodities used in the ordinary course of our operations. Changes in the fair value of designated derivatives that are highly effective as cash flow hedges are recorded in AOCI, net of estimated income taxes. These changes in the fair value are then released into earnings contemporaneously with the earnings effects of the hedged items. Cash flows associated with cash flow hedges are reported in Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows. The ineffective portions of the fair value changes are recognized in the results of operations immediately. The amount of ineffectiveness recorded for the three months ended June 30, 2015 and 2014 was immaterial. Our cash flow hedges mature within 24 months.
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
The following summarizes the fair values of derivative instruments designated as cash flow hedges which were outstanding (in millions of dollars):

	June 30, 2015
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$4,842	$201	$(38)
Commodity swaps	248	—	(38)
Total	$5,090	$201	$(76)

	December 31, 2014
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$5,621	$206	$(94)
Commodity swaps	258	4	(19)
Total	$5,879	$210	$(113)

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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The following summarizes the pre-tax effect of gains (losses) recorded in Other comprehensive income (loss) and reclassified from AOCI to income (in millions of dollars):

	Three Months Ended June 30, 2015
	AOCI as of April 1, 2015	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of June 30, 2015
Currency forwards and swaps	$290	$(28)	$86	$176
Commodity swaps	(28)	(14)	(2)	(40)
Total	$262	$(42)	$84	$136

	Three Months Ended June 30, 2014
	AOCI as of April 1, 2014	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of June 30, 2014
Currency forwards and swaps	$95	$(144)	$29	$(78)
Commodity swaps	19	13	6	26
Total	$114	$(131)	$35	$(52)

	Six Months Ended June 30, 2015
	AOCI as of January 1, 2015	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of June 30, 2015
Currency forwards and swaps	$116	$156	$96	$176
Commodity swaps	(14)	(31)	(5)	(40)
Total	$102	$125	$91	$136

	Six Months Ended June 30, 2014
	AOCI as of January 1, 2014	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of June 30, 2014
Currency forwards and swaps	$106	$(95)	$89	$(78)
Commodity swaps	8	30	12	26
Total	$114	$(65)	$101	$(52)
We expect to reclassify existing pre-tax net gains of $145 million from AOCI to income within the next 12 months.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
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
The following summarizes the fair values of derivative instruments not designated as hedges (in millions of dollars):

	June 30, 2015
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$1,746	$121	$(28)
Commodity swaps and options	400	2	(21)
Total	$2,146	$123	$(49)

	December 31, 2014
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$1,651	$32	$(75)
Commodity swaps and options	399	1	(28)
Total	$2,050	$33	$(103)

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
The following summarizes the effect of derivative instruments not designated as hedges in the respective financial statement captions of the accompanying Condensed Consolidated Statements of Operations (in millions of dollars):

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial Statement Caption	2015 Gain (Loss)	2014 Gain (Loss)	2015 Gain (Loss)	2014 Gain (Loss)
Currency forwards and swaps	Revenues, net	$1	$(8)	$30	$(16)
Commodity swaps and options	Cost of sales	(13)	17	(26)	(1)
	Total	$(12)	$9	$4	$(17)

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
Benefits Expense
The components of pension and OPEB cost (income) were as follows (in millions of dollars):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Pension Benefits	OPEB	Pension Benefits	OPEB	Pension Benefits	OPEB	Pension Benefits	OPEB
Service cost	$53	$6	$55	$9	$105	$13	$111	$15
Interest cost	312	27	365	36	643	55	715	68
Expected return on plan assets	(430)	—	(420)	—	(859)	—	(840)	—
Recognition of net actuarial losses	27	8	22	5	62	15	43	11
Amortization of prior service cost	7	1	5	—	10	1	8	—
Net periodic benefit cost (income)	$(31)	$42	$27	$50	$(39)	$84	$37	$94
Contributions and Payments
During the six months ended June 30, 2015, employer contributions of $2 million and $20 million were made to our U.S. and Canadian funded pension plans, respectively. For the remainder of 2015, employer contributions to our U.S. funded pension plans are expected to be $231 million, of which $4 million will be made to satisfy minimum funding requirements and $227 million will be discretionary; employer contributions to our Canadian funded pension plans are expected to be $53 million, of which $51 million will be made to satisfy minimum funding requirements and $2 million will be discretionary.
Employer contributions to our unfunded pension and OPEB plans amounted to $11 million and $86 million, respectively, for the six months ended June 30, 2015. Employer contributions to our unfunded pension and OPEB plans for the remainder of 2015 are expected to be $4 million and $83 million, respectively, which represent the expected benefit payments to participants.
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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

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
In May 2012, and pursuant to a 2011 definitive technology license agreement with FCA, we recorded a $37 million license fee for FCA’s use of intellectual property in the production of two vehicles. We began amortizing the applicable portion of the seven year license fee when production launched for each of the vehicles in 2013. As of June 30, 2015, $25 million remained in Deferred revenue in the accompanying Condensed Consolidated Balance Sheets.
In May 2013, we entered into a $120 million six-year capital lease with FCA related to equipment and tooling used in the production of a vehicle.
In December 2013, we entered into an agreement with FCA related to the production of a vehicle for which FCA will incur, on our behalf, costs and expenses for the development, manufacture and procurement of tooling, machinery and equipment. During the three months ended June 30, 2015 and 2014, $25 million and $61 million, respectively, of such costs and expenses associated with unique tooling, machinery and equipment were recognized in Property, plant and equipment, net in the accompanying Condensed Consolidated Balance Sheets. For the six months ended June 30, 2015 and 2014, we recognized costs and expenses associated with unique tooling, machinery and equipment in our Property, plant and equipment, net amounting to $35 million and $109 million, respectively in the accompanying Condensed Consolidated Balance Sheets. As of June 30, 2015 and December 31, 2014, $224 million and $234 million, respectively, remained in Property, plant and equipment, net in the accompanying Condensed Consolidated Balance Sheets.
In March 2014, we entered into an additional agreement with FCA which sets out the terms under which we will fund our share of certain common capital investments, determined proportionally based on our share of committed contract volumes of supplied vehicles. During the three months ended June 30, 2015 and 2014 and in accordance with the agreement, we recorded $35 million and $28 million related to common capital investments. For the six months ended June 30, 2015 and 2014, we recorded $64 million and $225 million, respectively related to common capital investments. In addition, after production of the vehicle began and vehicles were sold, we began amortizing the prepaid asset during the third quarter 2014. As a result, $300 million and $279 million remained in Prepaid expenses and other assets in the accompanying Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, respectively.

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
In January 2015, FCA Asia Pacific Investment Co., Ltd., formerly known as Chrysler Asia Pacific Investment Company, Ltd., ("CAPIC") our 100 percent owned subsidiary, purchased a 25 percent equity interest in the joint venture from FCA for $94 million in cash.
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
Also in January 2015, CAPIC contributed 500 million renminbi ("RMB") ($80 million USD) in cash to the joint venture increasing our recorded equity interest in the joint venture to 32 percent, which increased our recorded investment. The joint venture is accounted for as an equity method investment.
In March 2015, we entered into a five-year license agreement with FCA for the use of certain of our intellectual property related to the manufacturing and sale of a vehicle in Brazil.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The following summarizes our transactions with FCA (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales of vehicles, parts and services provided to FCA	$1,306	$785	$2,207	$1,311
Purchases of vehicles, parts, services, tooling, machinery and equipment from FCA	1,723	691	2,970	1,259
Amounts capitalized in Property, plant and equipment, net and Other intangible assets, net	54	132	114	203
Reimbursements to FCA recognized (1)	3	11	4	20
Reimbursements from FCA recognized (1)	6	2	7	14
Royalty income from FCA	3	3	6	6
Royalty fees incurred for intellectual property contributed by FCA	1	1	2	1
Interest income on financial resources provided to FCA	1	1	1	1
Interest expense on financial resources provided by FCA	1	2	3	5

(1)	Includes reimbursements recognized for costs related to shared engineering and development activities performed under the product and platform sharing arrangements.
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
Related Party Summary
Amounts due from and to related parties were as follows (in millions of dollars):

	June 30, 2015
	FCA	Other	Total
Amounts due from related parties (included in Prepaid expenses and other assets and Advances to related parties and other financial assets)	$1,255	$22	$1,277
Amounts due to related parties (included in Accrued expenses and other liabilities)	$2,985	$16	$3,001
Financial liabilities to related parties (included in Financial liabilities)	69	—	69
Total due to related parties	$3,054	$16	$3,070

	December 31, 2014
	FCA	Other	Total
Amounts due from related parties (included in Prepaid expenses and other assets and Advances to related parties and other financial assets)	$1,195	$20	$1,215
Amounts due to related parties (included in Accrued expenses and other liabilities)	$1,158	$11	$1,169
Financial liabilities to related parties (included in Financial liabilities)	83	—	83
Total due to related parties	$1,241	$11	$1,252
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
There were no restructuring charges during the three months ended June 30, 2015 and less than $1 million in charges recorded for the six months ended June 30, 2015. For the three and six months ended June 30, 2014, we recorded charges of $1 million and $10 million, respectively. During the six months ended June 30, 2015, the charges related to associated costs for previously announced restructuring initiatives. During the three and six months ended June 30, 2014 the charges primarily related to employee severance costs.
We made refinements to existing reserve estimates resulting in net reductions of $5 million in both the three months ended June 30, 2015 and 2014, and $8 million and $6 million for the six months ended June 30, 2015 and 2014, respectively. During the three and six months ended June 30, 2015, the adjustments related to decreases in legal claim reserves. During the three and six months ended June 30, 2014, the adjustments related to decreases in expected workforce reduction costs. In both periods, the adjustments were made as a result of management’s adequacy reviews, which took into consideration the status of the restructuring actions and the estimated costs to complete the actions.
The restructuring charges and reserve adjustments are included in Restructuring expense (income), net in the accompanying Condensed Consolidated Statements of Operations and would have otherwise been reflected in Cost of sales and Selling, administrative and other expenses.
We anticipate that the total costs we will incur related to these restructuring activities, including the initial assumption of the $554 million obligation from Old Carco, as well as additional charges and refinements made to the estimates, will be $527 million, including $367 million related to employee workforce reduction costs and $160 million of other costs. We expect to make further payments of approximately $32 million.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Restructuring reserves are included in Accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets. The following summarizes the restructuring reserves activity (in millions of dollars):

	Six Months Ended June 30,
	2015			2014
	Workforce Reductions	Other	Total	Workforce Reductions	Other	Total
Balance at beginning of period	$9	$35	$44	$11	$45	$56
Charges	—	1	1	9	1	10
Adjustments to reserve estimates	—	(8)	(8)	(1)	(5)	(6)
Payments	(2)	—	(2)	(9)	(2)	(11)
Other, including currency translation	—	(3)	(3)	—	(1)	(1)
Balance at end of period	$7	$25	$32	$10	$38	$48
Note 17. Venezuelan Currency Regulations and Devaluation
On February 10, 2015, the Venezuelan government introduced a new market-based exchange system, referred to as Marginal Currency System (the "SIMADI" exchange rate) with certain specified limitations on its usage by individuals and legal entities. On February 12, 2015, the SIMADI exchange rate began trading at 170.0 Venezuelan Bolivar ("VEF") to U.S. dollar ("USD") for individuals and entities in the private sector. In February 2015, the Venezuelan government announced that the SICAD I and SICAD II exchange systems would be merged into a single exchange system (the "SICAD") with a rate starting at 12.0 VEF to USD. As of March 31, 2015 the SICAD exchange rate was expected to be used to complete the majority of FCA Venezuela LLC's ("FCA Venezuela") transactions to exchange VEF for USD, as such, it was deemed the appropriate rate to use to convert our monetary assets and liabilities to USD for the first quarter 2015. Refer to our 2014 Form 10-K for additional details regarding the SICAD I and SICAD II exchange rates.
Due to the continuing deterioration of the economic conditions in Venezuela, we now believe it is unlikely that the majority of our future transactions to exchange VEF for USD will be at the SICAD rate. Rather, we have determined that the SIMADI exchange rate is the most appropriate rate to use as of June 30, 2015 based on the volume of VEF to USD exchange transactions that have occurred in Venezuela utilizing the SIMADI exchange rate as compared to the SICAD. As a result of adopting the SIMADI exchange rate at June 30, 2015, we recorded a remeasurement charge on our VEF denominated net monetary assets, including cash and cash equivalents in Venezuela, of $59 million as a reduction to Revenues, net using an exchange rate of 197.3 VEF per USD (by comparison, the SICAD rate was 12.8 VEF per USD at June 30, 2015). We also recorded a charge of $30 million to reduce inventory held in Venezuela to the lower of cost or market as, due to pricing controls, we are unable to increase the VEF sales price in Venezuela to compensate for the devaluation.
As of June 30, 2015 and December 31, 2014, the net monetary assets of FCA Venezuela denominated in VEF were 738 million ($4 million at 197.3 VEF per USD) and 783 million ($65 million at 12.0 VEF per USD), respectively, which included cash and cash equivalents denominated in VEF of 1,726 million ($9 million at 197.3 VEF per USD) and 1,785 million ($149 million at 12.0 VEF per USD), respectively.
During the six months ended June 30, 2015, in addition to the charges disclosed above, we recorded an approximately $4 million charge as a reduction to Revenues, net related to the exchange of VEF to USD utilizing the SIMADI exchange rate of 189.0 VEF to USD for a purchase of parts.
In accordance with our use of the SICAD I rate, we recorded a first quarter 2014 remeasurement charge of $129 million as a reduction to Revenues, net. In June 2014, we received $35 million in USD through the SICAD I auction process at a more favorable rate of 10.0 VEF per USD versus the 10.6 VEF per USD rate used to remeasure the net monetary assets during the second quarter of 2014. As a result, we recognized a $3 million foreign currency transaction gain as an increase to Revenues, net in the second quarter of 2014.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 18. Share-Based Compensation
Performance Share Units
During the second quarter of 2015, FCA awarded a total of 4,558,400 Performance Share Units (“PSU”) to certain key employees of FCA US under the framework of the FCA equity incentive plan. The PSU awards, which represent the right to receive FCA shares, have financial performance goals covering a five-year period from 2014 to 2018. The performance goals include a net income target as well as total shareholder return (“TSR”), with each weighted at 50 percent and settled independently of the other. Half of the award will vest if the performance targets for the net income award (“PSU NI Award”) are met; whereas the remaining 50 percent of the PSUs, (“PSU TSR Awards”), which are based on market conditions, have a payout scale ranging from 0 percent to 150 percent. Accordingly, the total number of shares that will eventually be issued may vary from the original award of 4.6 million shares. One third of the total PSU award will vest in February 2017, a cumulative two-thirds in February 2018, and a cumulative 100 percent in February 2019 if the respective financial performance goals for the years 2014 to 2016, 2014 to 2017 and 2014 to 2018 are achieved. None of the PSU awards were forfeited and none of the outstanding PSU awards had vested as of June 30, 2015.
We will recognize compensation cost for the awards in our financial statements over the requisite service period in accordance with ASC 718. Also, as we will not provide any consideration to FCA for the awards, we consider this transaction to be a capital contribution from FCA. Share based compensation expense is recorded in Selling, administrative and other expenses in the accompanying Condensed Consolidated Statements of Operations.
The vesting of the PSU NI Awards will be determined by comparing FCA’s net profit, excluding unusual items, compared to the net income targets established in FCA's business plan that was published in May 2014. The performance period for the PSU NI Awards commenced on January 1, 2014. Achieving these income targets is a performance condition which under US GAAP is considered a vesting condition.
Restricted Share Units
During the six months ended June 30, 2015, FCA awarded 2,279,200 Restricted Share Units (“RSUs”) to certain key employees of FCA US, which represent the right to receive FCA shares. These shares will vest in three equal tranches in February of 2017, 2018 and 2019.
The total expense and total tax benefit for the three and six months ended June 30, 2015 for the PSU and RSU Awards were immaterial.

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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statements of Comprehensive Income (Loss) (in millions of dollars):

	Three Months Ended June 30, 2015
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	FCA US LLC Consolidated
Revenues, net	$22,811	$2,732	$10,588	$(13,496)	$22,635
Cost of sales	20,086	2,606	10,140	(13,489)	19,343
GROSS MARGIN	2,725	126	448	(7)	3,292
Selling, administrative and other expenses	1,090	15	225	61	1,391
Research and development expenses, net	573	—	24	—	597
Restructuring (income) expenses, net	—	(5)	—	—	(5)
Interest expense	149	4	22	(16)	159
Interest income	(12)	2	(10)	6	(14)
Loss on extinguishment of debt	71	—	—	—	71
INCOME (LOSS) BEFORE INCOME TAXES	854	110	187	(58)	1,093
Income tax (benefit) expense	396	5	90	4	495
Equity in net income (loss) of subsidiaries	(141)	(12)	—	153	—
NET INCOME (LOSS)	599	117	97	(215)	598
Less: Income (loss) attributable to noncontrolling interest	—	—	1	—	1
NET INCOME (LOSS) ATTRIBUTABLE TO FCA US LLC	599	117	96	(215)	597
Other comprehensive income (loss)	(38)	—	44	(44)	(38)
TOTAL COMPREHENSIVE INCOME (LOSS)	561	117	141	(259)	560
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	1	—	1
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO FCA US LLC	$561	$117	$140	$(259)	$559

	Three Months Ended June 30, 2014
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	FCA US LLC Consolidated
Revenues, net	$21,225	$2,981	$11,633	$(15,385)	$20,454
Cost of sales	18,932	2,928	11,025	(15,327)	17,558
GROSS MARGIN	2,293	53	608	(58)	2,896
Selling, administrative and other expenses	1,018	27	266	10	1,321
Research and development expenses, net	584	—	18	—	602
Restructuring expenses (income), net	—	(5)	1	—	(4)
Interest expense	189	3	33	(16)	209
Interest income	(13)	—	(11)	7	(17)
INCOME (LOSS) BEFORE INCOME TAXES	515	28	301	(59)	785
Income tax (benefit) expense	22	6	141	(3)	166
Equity in net (income) loss of subsidiaries	(126)	(8)	—	134	—
NET INCOME (LOSS)	619	30	160	(190)	619
Other comprehensive (loss) income	(181)	—	(15)	15	(181)
TOTAL COMPREHENSIVE (LOSS) INCOME	$438	$30	$145	$(175)	$438

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2015
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	FCA US LLC Consolidated
Revenues, net	$44,200	$4,834	$21,012	$(26,530)	$43,516
Cost of sales	39,364	4,770	20,080	(26,542)	37,672
GROSS MARGIN	4,836	64	932	12	5,844
Selling, administrative and other expenses	2,159	37	459	70	2,725
Research and development expenses, net	1,066	—	49	—	1,115
Restructuring expenses (income), net	—	(7)	—	—	(7)
Interest expense	329	9	48	(33)	353
Interest income	(23)	1	(20)	14	(28)
Loss on extinguishment of debt	71	—	10	—	81
INCOME (LOSS) BEFORE INCOME TAXES	1,234	24	386	(39)	1,605
Income tax expense (benefit)	(1,678)	10	179	(85)	(1,574)
Equity in net income (loss) of subsidiaries	(268)	(13)	—	281	—
NET INCOME (LOSS)	3,180	27	207	(235)	3,179
Less: Income (loss) attributable to noncontrolling interest	—	—	1	—	1
NET INCOME (LOSS) ATTRIBUTABLE TO FCA US LLC	3,180	27	206	(235)	3,178
Other comprehensive (loss) income	(7)	—	(65)	65	(7)
TOTAL COMPREHENSIVE INCOME (LOSS)	3,173	27	142	(170)	3,172
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	1	—	1
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO FCA US LLC	$3,173	$27	$141	$(170)	$3,171

	Six Months Ended June 30, 2014
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	FCA US LLC Consolidated
Revenues, net	$40,780	$5,242	$22,165	$(28,743)	$39,444
Cost of sales	36,446	5,142	21,167	(28,675)	34,080
GROSS MARGIN	4,334	100	998	(68)	5,364
Selling, administrative and other expenses	2,754	25	511	20	3,310
Research and development expenses, net	1,128	—	33	—	1,161
Restructuring expenses (income), net	—	(5)	9	—	4
Interest expense	393	7	64	(30)	434
Interest income	(20)	(1)	(20)	12	(29)
Loss on extinguishment of debt	504	—	—	—	504
INCOME (LOSS) BEFORE INCOME TAXES	(425)	74	401	(70)	(20)
Income tax expense (benefit)	(20)	27	47	(3)	51
Equity in net income (loss) of subsidiaries	(334)	(10)	—	344	—
NET INCOME (LOSS)	(71)	57	354	(411)	(71)
Other comprehensive (loss) income	(159)	—	(56)	56	(159)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(230)	$57	$298	$(355)	$(230)

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheets (in millions of dollars):

	June 30, 2015
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	FCA US LLC Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$8,055	$77	$3,535	$—	$11,667
Restricted cash	19	—	24	—	43
Accounts receivable, net	785	303	357	—	1,445
Inventories	3,921	238	2,360	(221)	6,298
Prepaid expenses and other assets
Due from subsidiaries	—	—	—	—	—
Other	675	932	696	88	2,391
Deferred taxes	3,275	—	471	—	3,746
TOTAL CURRENT ASSETS	16,730	1,550	7,443	(133)	25,590
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	10,688	489	4,436	(115)	15,498
Equipment and other assets on operating leases, net	1,645	282	530	(63)	2,394
TOTAL PROPERTY AND EQUIPMENT	12,333	771	4,966	(178)	17,892
OTHER ASSETS:
Advances to related parties and other financial assets
Due from subsidiaries	2,121	512	11	(2,644)	—
Other	65	—	95	(41)	119
Investment in subsidiaries	5,105	210	—	(5,315)	—
Restricted cash	271	—	11	—	282
Goodwill	1,361	—	—	—	1,361
Other intangible assets, net	3,394	22	901	(789)	3,528
Prepaid expenses and other assets	315	18	326	—	659
Deferred taxes	—	—	350	—	350
TOTAL OTHER ASSETS	12,632	762	1,694	(8,789)	6,299
TOTAL ASSETS	$41,695	$3,083	$14,103	$(9,100)	$49,781
CURRENT LIABILITIES:
Trade liabilities	$9,193	$161	$2,813	$—	$12,167
Accrued expenses and other liabilities
Due to subsidiaries	1,250	1,172	168	(2,590)	—
Other	9,776	126	3,020	—	12,922
Current maturities of financial liabilities
Due to subsidiaries	3	—	363	(366)	—
Other	144	—	130	—	274
Deferred revenue	1,660	176	145	(13)	1,968
Deferred taxes	—	2	—	—	2
TOTAL CURRENT LIABILITIES	22,026	1,637	6,639	(2,969)	27,333
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	11,373	70	1,331	—	12,774
Financial liabilities
Other	8,310	—	1,022	—	9,332
Deferred revenue	889	201	216	—	1,306
Deferred taxes	74	39	6	—	119
TOTAL LONG-TERM LIABILITIES	20,646	310	2,575	—	23,531
MEMBER’S INTEREST (DEFICIT):
Membership interests	—	—	301	(301)	—
Contributed capital	662	1,660	2,066	(3,745)	643
Accumulated (losses) retained earnings	3,221	(524)	3,499	(3,100)	3,096
Accumulated other comprehensive loss	(4,860)	—	(1,011)	1,015	(4,856)
TOTAL MEMBER'S INTEREST (DEFICIT) ATTRIBUTABLE TO FCA US LLC	(977)	1,136	4,855	(6,131)	(1,117)
Member's interest (deficit) attributable to noncontrolling interest	—	—	34	—	34
TOTAL MEMBER'S INTEREST (DEFICIT)	(977)	1,136	4,889	(6,131)	(1,083)
TOTAL LIABILITIES AND MEMBER’S INTEREST (DEFICIT)	$41,695	$3,083	$14,103	$(9,100)	$49,781

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	December 31, 2014
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	FCA US LLC Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$11,125	$112	$3,301	$—	$14,538
Restricted cash	1	—	4	—	5
Trade receivables, net	489	315	381	—	1,185
Inventories	3,276	207	2,890	(263)	6,110
Prepaid expenses and other assets
Due from subsidiaries	—	—	227	(227)	—
Other	747	801	853	1	2,402
Deferred taxes	51	—	497	—	548
TOTAL CURRENT ASSETS	15,689	1,435	8,153	(489)	24,788
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	11,078	524	4,120	(119)	15,603
Equipment and other assets on operating leases, net	1,671	282	330	(41)	2,242
TOTAL PROPERTY AND EQUIPMENT	12,749	806	4,450	(160)	17,845
OTHER ASSETS:
Advances to related parties and other financial assets
Due from subsidiaries	2,050	459	12	(2,521)	—
Other	61	—	34	(17)	78
Investment in subsidiaries	4,866	198	—	(5,064)	—
Restricted cash	293	—	12	—	305
Goodwill	1,361	—	—	—	1,361
Other intangible assets, net	3,461	22	905	(840)	3,548
Prepaid expenses and other assets	329	17	347	—	693
Deferred taxes	—	—	406	—	406
TOTAL OTHER ASSETS	12,421	696	1,716	(8,442)	6,391
TOTAL ASSETS	$40,859	$2,937	$14,319	$(9,091)	$49,024
CURRENT LIABILITIES:
Trade liabilities	$8,565	$154	$2,606	$—	$11,325
Accrued expenses and other liabilities
Due to subsidiaries	1,657	1,082	—	(2,739)	—
Other	7,473	37	3,396	—	10,906
Current maturities of financial liabilities
Due to subsidiaries	2	—	301	(303)	—
Other	144	—	164	—	308
Deferred revenue	2,018	157	123	(19)	2,279
TOTAL CURRENT LIABILITIES	19,859	1,430	6,590	(3,061)	24,818
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	11,536	156	1,453	—	13,145
Financial liabilities
Other	11,338	—	1,133	—	12,471
Deferred revenue	853	181	220	—	1,254
Deferred taxes	90	35	24	—	149
TOTAL LONG-TERM LIABILITIES	23,817	372	2,830	—	27,019
MEMBERS' INTEREST (DEFICIT):
Membership interests	—	—	324	(324)	—
Contributed capital	663	1,660	2,066	(3,745)	644
Accumulated (losses) retained earnings	1,373	(525)	3,422	(2,911)	1,359
Accumulated other comprehensive loss	(4,853)	—	(946)	950	(4,849)
TOTAL MEMBERS' INTEREST (DEFICIT) ATTRIBUTABLE TO CHRYSER GROUP LLC	(2,817)	1,135	4,866	(6,030)	(2,846)
Members' interest (deficit) attributable to noncontrolling interests	—	—	33	—	33
TOTAL MEMBERS' INTEREST (DEFICIT)	(2,817)	1,135	4,899	(6,030)	(2,813)
TOTAL LIABILITIES AND MEMBERS' INTEREST (DEFICIT)	$40,859	$2,937	$14,319	$(9,091)	$49,024

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statements of Cash Flows (in millions of dollars):

	Six Months Ended June 30, 2015
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	FCA US LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$2,190	$68	$1,379	$(114)	$3,523
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(833)	(20)	(686)	—	(1,539)
Proceeds from disposals of property, plant and equipment	1	—	1	—	2
Purchases of equipment and other assets on operating leases	—	(4)	—	—	(4)
Change in restricted cash	4	—	(19)	—	(15)
Capital contributions to unconsolidated subsidiaries	—	—	(80)	—	(80)
Other	21	—	10	(21)	10
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(807)	(24)	(774)	(21)	(1,626)
CASH FLOWS FROM FINANCING ACTIVITIES:
Prepayment of Secured Senior Notes due 2019	(2,875)	—	—	—	(2,875)
Payments of Canadian Health Care Trust Notes	—	—	(97)	—	(97)
Repayments of Tranche B Term Loan due 2017	(16)	—	—	—	(16)
Repayment of Tranche B Term Loan due 2018	(9)	—	—	—	(9)
Payments of Mexican development banks credit facilities	—	—	(466)	—	(466)
Proceeds from Mexico Bank Loan due 2022	—	—	500	—	500
Debt issuance costs	—	—	(5)	—	(5)
Repayment of debt issuance premium on secured senior notes	(93)	—	—	—	(93)
Net repayments of financial obligations - related party	(8)	—	—	—	(8)
Net repayments of other financial obligations- third party	(43)	—	(21)	—	(64)
Dividend to FCA in exchange for equity investment	—	—	(94)	—	(94)
Special distribution paid to member	(1,338)	—	—	—	(1,338)
Distribution for state tax withholding obliga-tions and other taxes on behalf of member	(1)	—	—	—	(1)
Dividends issued to subsidiaries	—	(26)	(26)	52	—
Return of capital to parent	—	—	(23)	23	—
Net increase (decrease) in loans to subsidiaries	(70)	(53)	63	60	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,453)	(79)	(169)	135	(4,566)
Effect of exchange rate changes on cash and cash equivalents	—	—	(202)	—	(202)
Net change in cash and cash equivalents	(3,070)	(35)	234	—	(2,871)
Cash and cash equivalents at beginning of period	11,125	112	3,301	—	14,538
Cash and cash equivalents at end of period	$8,055	$77	$3,535	$—	$11,667

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2014
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	FCA US LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,979	$363	$1,564	$(356)	$3,550
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(1,183)	(22)	(435)	—	(1,640)
Proceeds from disposals of property, plant and equipment	15	—	—	—	15
Purchases of equipment and other assets on operating leases	—	(3)	—	—	(3)
Proceeds from disposals of equipment and other assets on operating leases	—	4	—	—	4
Change in restricted cash	(40)	—	—	—	(40)
Other	(2)	—	4	—	2
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,210)	(21)	(431)	—	(1,662)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Senior Secured Notes	2,985	—	—	—	2,985
Proceeds from Tranche B Term Loan due 2018	1,723	—	—	—	1,723
Proceeds from Tranche B Term Loan due 2017	247	—	—	—	247
Prepayment of VEBA Trust Note	(4,587)	—	—	—	(4,587)
Payments of Canadian Health Care Trust Notes	—	—	(77)	—	(77)
Repayments of Tranche B Term Loan due 2017	(16)	—	—	—	(16)
Repayment of Tranche B Term Loan due 2018	(4)	—	—	—	(4)
Payments of Mexican development banks credit facility	—	—	(15)	—	(15)
Debt issuance costs	(7)	—	—	—	(7)
Repayment of debt issuance premium on secured senior notes	(12)	—	—	—	(12)
Net repayments of financial obligations - related party	(12)	—	(2)	—	(14)
Net repayments of other financial obligations - third party	(38)	—	20	—	(18)
Special distribution paid to our members	(1,900)	—	—	—	(1,900)
Distribution for state tax withholding obligations and other taxes on behalf of members	(70)	—	—	—	(70)
Dividends issued to subsidiaries	—	—	(2)	2	—
Net increase (decrease) in loans to subsidiaries	(362)	(252)	260	354	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,053)	(252)	184	356	(1,765)
Effect of exchange rate changes on cash and cash equivalents	—	—	(157)	—	(157)
Net change in cash and cash equivalents	(1,284)	90	1,160	—	(34)
Cash and cash equivalents at beginning of period	10,256	171	2,917	—	13,344
Cash and cash equivalents at end of period	$8,972	$261	$4,077	$—	$13,310

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 20. Subsequent Events
On July 24, 2015, we entered into the Consent Order with NHTSA, resolving the issues raised by NHTSA with respect to the Company’s execution of 23 recall campaigns in NHTSA’s Special Order issued to the Company on May 22, 2015 and further addressed at a NHTSA public hearing held on July 2, 2015.
Pursuant to the Consent Order, we will make a $70 million cash payment to NHTSA and spend $20 million on industry and consumer outreach activities and incentives to enhance certain recall and service campaign completion rates. An additional $15 million payment will be payable by us if we fail to comply with certain terms of the Consent Order.
We also agreed under the Consent Order to additional remedies for three recall campaigns covering approximately 585,000 vehicles. In each of those campaigns, we will offer to owners whose vehicles have not yet been remedied, as an alternative remedy, to repurchase those vehicles at a price equal to the original purchase price less a reasonable allowance for depreciation plus ten percent. As of the date of the Consent Order, repairs had been completed on well over 60 percent of the subject vehicles, leaving less than 200,000 vehicles eligible under the repurchase provisions of the Consent Order. We intend that any vehicles repurchased will be remedied and resold.
In addition, we will offer consumer incentives to encourage owners of vehicles subject to the structural reinforcement campaign to participate in the campaign. With respect to the 1993 through 1998 Jeep Grand Cherokee, we will also offer to increase the trade-in allowance to be applied to the purchase of another FCA product, service or parts for those owners who prefer this alternative over structural reinforcement.
All premiums paid to repurchase vehicles in the three recall campaigns and customer incentives will be applied as credits to the $20 million that we have agreed to spend on industry outreach amounts under the Consent Order.  In considering the likelihood that vehicle owners will choose the repurchase alternative over the original repair remedy, the age, average wear and tear and mileage of the covered vehicles, the manner in which each covered vehicle class is typically used by owners, and the incremental costs owners will likely incur in acquiring a replacement vehicle, were all factors that were evaluated in order to assess likely costs and financial exposure. As a result, although such amounts may exceed $20 million, we do not expect the net cost of providing these additional alternatives will be material to our financial position, liquidity or results of operations.
The Consent Order will remain in place for three years subject to NHTSA’s right to extend for an additional year in the event of FCA US's noncompliance with the Consent Order.

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
Overview of our Operations
Unless otherwise specified, the terms "we," "us," "our," "FCA US" and the "Company" refer to FCA US LLC, formerly known as Chrysler Group LLC, and its consolidated subsidiaries, or any one or more of them, as the context may require. "Old Carco" refers to Old Carco LLC, formerly known as Chrysler LLC, and its consolidated subsidiaries, or any one or more of them, as the context may require. "FCA" refers to Fiat Chrysler Automobiles N.V., a public limited liability company (naamloze vennootschap) incorporated under the laws of the Netherlands, its consolidated subsidiaries (excluding FCA US) and entities it jointly controls, or any one or more of them, as the context may require. References to "Fiat" refer solely to Fiat S.p.A., the predecessor of FCA.
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
We design, engineer, manufacture, distribute and sell vehicles under the brand names Chrysler, Jeep, Dodge, Ram and the SRT performance vehicle designation, as well as Mopar service parts and accessories, to dealers and distributors for sale to retail customers and fleet customers. Our product lineup includes passenger cars, utility vehicles (including sport utility vehicles, or SUVs, and crossover vehicles, or CUVs), minivans, trucks and commercial vans. We also manufacture certain vehicles in Mexico, which are distributed by us throughout North America and select markets and sold to FCA for distribution in other select markets. The majority of our operations, employees, independent dealers and vehicle sales are in North America, principally in the U.S. Approximately 10 percent of our vehicle sales during both 2014 and the six months ended June 30, 2015 were outside North America, principally in Asia Pacific, South America and Europe. Vehicle, service parts and accessories sales outside North America are primarily through our 100 percent owned, affiliated or independent distributors and dealers. FCA is the distributor of our vehicles and service parts in Europe and Brazil, selling our products through a network of independent dealers. We are the distributor for Fiat and Alfa Romeo brand vehicles and service parts throughout North America. We are also the distributor for FCA vehicles in select markets outside of Europe. In addition, FCA manufactures certain vehicles for us, which we sell in the U.S. and internationally.
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

	Three Months Ended June 30,						Six Months Ended June 30,
	2015 (1)(2)			2014 (1)(2)			2015 (1)(2)			2014 (1)(2)
	FCA US	Industry	Percentage of Industry (3)	FCA US	Industry	Percentage of Industry (3)	FCA US	Industry	Percentage of Industry (3)	FCA US	Industry	Percentage of Industry (3)
	(vehicles in thousands)
U. S.	576	4,657	12.4%	544	4,498	12.1%	1,082	8,690	12.5%	1,020	8,305	12.3%
Canada	86	574	15.0%	86	560	15.3%	148	951	15.6%	147	925	15.8%
Mexico	20	313	6.3%	17	257	6.8%	39	626	6.3%	36	515	7.0%
Total North America	682	5,544	12.3%	647	5,315	12.2%	1,269	10,267	12.4%	1,203	9,745	12.3%
Rest of World	80			76			154			141
Total Worldwide	762			723			1,423			1,344

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.

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

	Three Months Ended June 30,						Six Months Ended June 30,
	2015 (1)(2)			2014 (1)(2)			2015 (1)(2)			2014 (1)(2)
	FCA US	Industry	Percentage of Industry (3)	FCA US	Industry	Percentage of Industry (3)	FCA US	Industry	Percentage of Industry (3)	FCA US	Industry	Percentage of Industry (3)
	(vehicles in thousands)
Cars
Small	31	852	3.7%	31	853	3.7%	64	1,579	4.1%	56	1,556	3.6%
Mid-size	58	759	7.6%	32	780	4.2%	108	1,429	7.5%	83	1,458	5.7%
Full-size	36	186	19.5%	38	232	16.3%	75	365	20.7%	76	439	17.3%
Sport	22	191	11.2%	17	178	9.2%	38	346	10.9%	29	317	9.1%
Total Cars	147	1,988	7.4%	118	2,043	5.8%	285	3,719	7.7%	244	3,770	6.5%
Minivans	39	129	30.2%	81	158	51.2%	76	236	32.2%	142	279	51.0%
Utility Vehicles	270	1,702	15.9%	231	1,525	15.2%	490	3,160	15.5%	419	2,838	14.8%
Pick-up Trucks	105	608	17.3%	102	560	18.2%	202	1,159	17.4%	196	1,053	18.6%
Van & Medium Duty Trucks	15	230	6.7%	12	212	5.5%	29	416	7.0%	19	365	5.1%
Total Vehicles	576	4,657	12.4%	544	4,498	12.1%	1,082	8,690	12.5%	1,020	8,305	12.3%

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.

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

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2015	2014		2015	2014
	(vehicles in thousands)
Retail	617	569	48	1,180	1,085	95
Fleet	149	142	7	291	283	8
Contract manufacturing	14	16	(2)	27	27	—
Worldwide Factory Shipments	780	727	53	1,498	1,395	103
Adjust for GDP activity during the period:
Less: Vehicles shipped	(35)	(43)	8	(59)	(74)	15
Plus: Vehicles auctioned	27	12	15	56	34	22
Net Worldwide Factory Shipments	772	696	76	1,495	1,355	140

Consolidated Results
The following is a discussion of the results of operations for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 and the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The discussion of certain line items (Cost of sales, Gross margin, Selling, administrative and other expenses, and Research and development expenses) includes a presentation of such line items as a percentage of revenues, for the respective periods presented, to facilitate the discussion of the three months ended June 30, 2015 compared to the same period in 2014 and the six months ended June 30, 2015 compared to the same period in 2014.
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Revenues, Net

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014
	(in millions of dollars)
Revenues, net	$22,635	$20,454	$2,181	10.7%
Revenues for the three months ended June 30, 2015 increased $2,181 million as compared to the three months ended June 30, 2014. Approximately $2,100 million of the increase was attributable to an increase in volume, which was due to an increase in our net worldwide factory shipments from 696 thousand vehicles for the three months ended June 30, 2014 to 772 thousand vehicles for the three months ended June 30, 2015. The 11 percent period over period increase in our net worldwide factory shipments was driven primarily by increased demand for our vehicles, including the all-new 2015 Jeep Renegade, which began arriving in dealerships March 2015, Jeep Cherokee, our Ram 1500 and 2500 trucks, and all-new 2015 Chrysler 200. These increases were partially offset by a reduction in the prior model year Chrysler 200 and Dodge Avenger shipments. Production of these prior model year vehicles was discontinued in the first quarter of 2014 in preparation for the launch and changeover of the all-new 2015 Chrysler 200, which began arriving in dealerships May 2014. In addition, we had reduced shipments of minivans due to the temporary shutdown of the Windsor assembly plant for re-tooling from February 2015 to May 2015 in preparation for the launch of an all-new 2017 Chrysler Town and Country expected next year.
Overall, demand for our vehicles has increased, as evidenced by a 6 percent period over period increase in our U.S. vehicle sales, which was primarily driven by a 6 percent increase in our U.S. retail sales for the three months ended June 30, 2015 as compared to the same period in 2014. Our U.S. market share increased 30 basis points to 12.4 percent for the three months ended June 30, 2015.
Approximately $200 million of the increase in revenues was attributable to favorable pricing, including dealer discount reductions, and pricing for enhanced content, partially offset by foreign currency exchange impacts, primarily related to the Canadian Dollar and the Mexican Peso, as well as higher incentive spending on certain vehicles in our portfolio. Partially offsetting the higher revenues was a decrease of approximately $100 million due to a shift in market mix.
Due to the continuing deterioration of the economic conditions in Venezuela, we now believe it is unlikely that the majority of our future transactions to exchange Venezuelan Bolivar, or VEF, for U.S. dollars, or USD, will be at the exchange rate determined by an auction process conducted by Venezuela's Supplementary Foreign Currency Administration System, or SICAD, or the SICAD rate. Rather, we have determined that the Marginal Currency System, or SIMADI exchange rate, is the most appropriate rate to use as of June 30, 2015 based on the volume of VEF to USD exchange transactions that have occurred in Venezuela utilizing the SIMADI exchange rate as compared to the SICAD. As a result of adopting the SIMADI exchange rate at June 30, 2015, we recorded a remeasurement charge on our VEF denominated net monetary assets, including cash and cash equivalents in Venezuela, of $59 million as a reduction to Revenues, net using an exchange rate of 197.3 VEF per USD (by comparison, the SICAD rate was 12.8 VEF per USD at June 30, 2015). Refer to Note 17, Venezuelan Currency Regulations and Devaluation, for further detail.

Cost of Sales

	Three Months Ended June 30,				Increase (Decrease)
	2015	Percentage of Revenues	2014	Percentage of Revenues
		(in millions of dollars)
Cost of sales	$19,343	85.5%	$17,558	85.8%	$1,785	10.2%
Gross margin	3,292	14.5%	2,896	14.2%	396	13.7%
We procure a variety of raw materials, parts, supplies, utilities, transportation and other services from numerous suppliers to manufacture our vehicles, parts and accessories, primarily on a purchase order basis. The raw materials we use typically consist of steel, aluminum, resin, copper, lead and precious metals including platinum, palladium and rhodium. The cost of materials and components makes up the majority of our cost of sales, which was approximately 80 percent and 76 percent for the three months ended June 30, 2015 and 2014, respectively. The remaining costs primarily include labor costs, consisting of direct and indirect wages and fringe benefits, as well as depreciation and amortization costs. Cost of sales also includes warranty and product-related costs, as well as depreciation expense related to our GDP vehicles. Fluctuations in costs of sales are primarily driven by the number of vehicles that we produce and sell.
Cost of sales for the three months ended June 30, 2015 increased $1,785 million compared to the same period in 2014, approximately $1,700 million of which was attributable to an increase in our net worldwide factory shipments. During the three months ended June 30, 2015, we incurred higher base material costs of approximately $300 million associated with vehicle components and content enhancements on our new models. This increase was partially offset by favorable purchase price variances associated with foreign currency fluctuations of approximately $200 million. In addition to the remeasurement charge discussed above, we also recorded a charge of $30 million to reduce inventory held in Venezuela to the lower of cost or market as, due to pricing controls, we are unable to increase the VEF sales price in Venezuela to compensate for the devaluation. Partially offsetting these higher costs were approximately $100 million of other lower costs, none of which were independently material.
Gross margin for the three months ended June 30, 2015 increased $396 million, or 13.7 percent on an absolute basis, as compared to the same period in 2014. Gross margin increased by approximately $400 million related to increases in our net worldwide factory shipments. In addition, gross margin increased due to favorable net pricing of $400 million, of which $200 million was attributable to favorable pricing on our vehicles and $200 million was attributable to favorable purchase price variances associated with foreign currency fluctuations. Partially offsetting these increases to gross margin was approximately $100 million of unfavorable market mix. In addition, we incurred higher base material costs of approximately $300 million associated with vehicle components and content enhancements on our new models. Gross margin decreased $59 million due to the remeasurement charge in Venezuela, as discussed above, and a charge of $30 million to reduce inventory held in Venezuela to the lower of cost or market for the three months ended June 30, 2015.
Selling, Administrative and Other Expenses

	Three Months Ended June 30,				Increase (Decrease)
	2015	Percentage of Revenues	2014	Percentage of Revenues
		(in millions of dollars)
Selling, administrative and other expenses	$1,391	6.1%	$1,321	6.5%	$70	5.3%
Selling, administrative and other expenses include advertising, personnel, warehousing and other costs. During the three months ended June 30, 2015, Selling, administrative and other expenses included a charge of $90 million, which reflected the costs of compliance with the recent National Highway Traffic Safety Administration, or NHTSA, consent order. Refer to Note 20, Subsequent Events, for additional information. Excluding this charge, advertising expenses accounted for approximately 57 percent of these costs during the three months ended June 30, 2015 and 59 percent of the costs during the three months ended June 30, 2014.

Advertising expenses consist primarily of national and regional media campaigns, as well as marketing support in the form of trade and auto shows, events, and sponsorships. Typically, we incur greater advertising costs in the initial months that new or refreshed vehicles are available to customers in the dealerships. During the three months ended June 30, 2015, advertising expenses decreased primarily due to lower spending outside of North America. Advertising expenses during the quarter supported our vehicle launches, including the all-new 2015 Jeep Renegade.
During the three months ended June 30, 2014, Selling, administrative and other expenses included a $21 million favorable adjustment related to share-based compensation.
Research and Development Expenses, Net

	Three Months Ended June 30,				Increase (Decrease)
	2015	Percentage of Revenues	2014	Percentage of Revenues
		(in millions of dollars)
Research and development expenses, net	$597	2.6%	$602	2.9%	$(5)	(0.8)%
We conduct research and development for new and existing vehicles and technologies to improve performance, safety, fuel efficiency, reliability, comfort and convenience and consumer perception of our vehicles. Research and development expenses consist primarily of material costs and personnel related expenses that support development of new and existing vehicles and powertrain technologies, including the building of three-dimensional models, virtual simulations, prototype building and testing (including with respect to the integration of safety and powertrain technologies) and assembly of pre-production pilot models. Additionally, research and development activities focus on improved fuel efficiency and reduced emissions. We share access to certain platforms, vehicles, products and technologies with FCA. Likewise, costs are shared with FCA related to joint engineering and development activities and we reimburse each other based upon costs agreed to under our cost sharing arrangements. Our research and development expenses for the three months ended June 30, 2015 and 2014 are net of reimbursements of $6 million and $2 million, respectively. Research and development expenses remained relatively consistent period over period.
Restructuring Expense (Income), Net

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014
	(in millions of dollars)
Restructuring expense (income), net	$(5)	$(4)	$1	25.0%
In connection with our transaction with Old Carco in June 2009, we assumed certain liabilities related to specific restructuring actions commenced by Old Carco. During the three months ended June 30, 2015 and 2014, we made favorable refinements to restructuring reserve estimates resulting in restructuring income of approximately $5 million in both periods. Refer to Note 16, Restructuring Actions, for additional information.
In February 2014, we undertook a voluntary severance program in Venezuela to facilitate workforce reductions. During the three months ended June 30, 2014, we incurred approximately $1 million of restructuring expense associated with this program.
Interest Expense

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014
	(in millions of dollars)
Interest expense	$159	$209	$(50)	(23.9)%

Interest expense included the following:

	Three Months Ended June 30,
	2015	2014
	(in millions of dollars)
Financial interest expense:
2019 and 2021 Notes	$90	$122
Tranche B Term Loan due 2017	28	29
Tranche B Term Loan due 2018	14	15
Canadian Health Care Trust Notes	14	18
Mexico bank debt	4	11
Other	13	16
Interest accretion (1)	12	10
Capitalized interest related to capital expenditures	(16)	(12)
Total	$159	$209

(1) Interest accretion is primarily related to debt discounts/premiums, debt issuance costs and fair value adjustments.
The decrease in interest expense resulted primarily from the May 2015 redemption of our Secured Senior Notes due 2019, or 2019 Notes, and the March 2015 refinancing of the Mexican development banks credit facilities. Refer to Note 9, Financial Liabilities, for additional information.
Loss on Extinguishment of Debt

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014
	(in millions of dollars)
Loss on extinguishment of debt	$71	$—	$71	NM
During the three months ended June 30, 2015, a $71 million loss on extinguishment of debt was recognized in connection with the redemption of the 2019 Notes, which consisted of the payment of a "make-whole" premium in accordance with the terms of the indenture and the write-off of the unamortized debt issuance costs partially offset by the write-off of the remaining unamortized debt premium. No charges were recorded for the extinguishment of debt in the three months ended June 30, 2014. Refer to Note 9, Financial Liabilities, for additional information.
Income Tax Expense

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014
	(in millions of dollars)
Income tax expense	$495	$166	$329	NM
Effective January 1, 2015, FCA NA became our single member and, as a result, we are no longer treated as a partnership for U.S. federal, state and local income tax purposes. Instead, we and certain of our U.S. subsidiaries are now treated for financial reporting purposes as if we were separately subject to U.S. federal, state and local income taxes. The $329 million increase in our income tax expense is primarily due to the increased annual effective tax rate caused by this change in tax status. Refer to Note 10, Income Taxes, for additional information.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Revenues, Net

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014
	(in millions of dollars)
Revenues, net	$43,516	$39,444	$4,072	10.3%
Revenues for the six months ended June 30, 2015 increased $4,072 million as compared to the six months ended June 30, 2014. Approximately $3,900 million of the increase was attributable to an increase in volume, which was due to an increase in our net worldwide factory shipments from 1,355 thousand vehicles for the six months ended June 30, 2014 to 1,495 thousand vehicles for the six months ended June 30, 2015. The 10.4 percent period over period increase in our net worldwide factory shipments was driven primarily by increased demand for our vehicles, including the all-new 2015 Jeep Renegade, which began arriving in dealerships March 2015, Jeep Cherokee, Ram 1500 and 2500, Dodge Dart and all-new 2015 Chrysler 200. These increases were partially offset by a reduction in the prior model year Chrysler 200 and Dodge Avenger shipments. Production of these prior model year vehicles was discontinued in the first quarter of 2014 in preparation for the launch and changeover of the all-new 2015 Chrysler 200, which began arriving in dealerships May 2014. In addition, we had reduced shipments of minivans due to the temporary shutdown of the Windsor assembly plant for re-tooling from February 2015 to May 2015 in preparation for the launch of an all-new 2017 Chrysler Town and Country expected next year.
Overall, demand for our vehicles has increased, as evidenced by a 6 percent period over period increase in our U.S. vehicle sales, which was primarily driven by a 6 percent increase in our U.S. retail sales for the six months ended June 30, 2015 as compared to the same period in 2014. Our U.S. market share increased 20 basis points to 12.5 percent for the six months ended June 30, 2015.
Approximately $200 million of the increase in revenues was attributable to favorable pricing, including dealer discount reductions, and pricing for enhanced content, partially offset by foreign currency exchange impacts, primarily related to the Canadian Dollar and the Mexican Peso, as well as higher incentive spending on certain vehicles in our portfolio.
As a result of adopting the SIMADI exchange rate at June 30, 2015 as discussed above, we recorded a remeasurement charge on our VEF denominated net monetary assets, including cash and cash equivalents in Venezuela, of $59 million as a reduction to Revenues, net using an exchange rate of 197.3 VEF per USD (by comparison, the SICAD rate was 12.8 VEF per USD at June 30, 2015). During the six months ended June 30, 2015, we recorded an approximately $4 million charge as a reduction to Revenues, net, related to our Venezuelan subsidiary that exchanged VEF for USD utilizing the SIMADI exchange rate of 189.0 VEF to USD for a purchase of parts. Refer to Note 17, Venezuelan Currency Regulations and Devaluation, for further detail.
During the first six months of 2014, we recorded a $129 million remeasurement charge as a reduction to Revenues, net, as we changed the exchange rate used to remeasure our Venezuela's subsidiary's net monetary assets into U.S. dollars. This charge was partially offset by a $3 million foreign currency transaction gain as we received $35 million in USD through the SICAD I auction process at a more favorable rate of 10.0 per USD versus the 10.6 VEF per USD rate used to remeasure the net monetary assets of our Venezuelan subsidiary at June 30, 2014.

Cost of Sales

	Six Months Ended June 30,				Increase (Decrease)
	2015	Percentage of Revenues	2014	Percentage of Revenues
		(in millions of dollars)
Cost of sales	$37,672	86.6%	$34,080	86.4%	$3,592	10.5%
Gross margin	5,844	13.4%	5,364	13.6%	480	8.9%
We procure a variety of raw materials, parts, supplies, utilities, transportation and other services from numerous suppliers to manufacture our vehicles, parts and accessories, primarily on a purchase order basis. The raw materials we use typically consist of steel, aluminum, resin, copper, lead and precious metals including platinum, palladium and rhodium. The cost of materials and components makes up the majority of our cost of sales, which was approximately 79 percent for the six months ended June 30, 2015 and 76 percent for the six months ended June 30, 2014. The remaining costs primarily include labor costs, consisting of direct and indirect wages and fringe benefits, as well as depreciation and amortization costs. Cost of sales also includes warranty and product-related costs, as well as depreciation expense related to our GDP vehicles. Fluctuations in costs of sales are primarily driven by the number of vehicles that we produce and sell.
Cost of sales for the six months ended June 30, 2015 increased $3,592 million compared to the same period in 2014, approximately $3,100 million of which was attributable to an increase in our net worldwide shipments. During the period ending June 30, 2015, we incurred higher base material costs of approximately $500 million associated with vehicle components and content enhancements on our new models. In addition, our warranty costs increased approximately $400 million over the same period last year, which included the effects of recently approved recall campaigns. These increases were partially offset by favorable purchase price variances associated with foreign currency fluctuations of approximately $400 million. In addition to the remeasurement charge discussed above, we also recorded a charge of $30 million to reduce inventory held in Venezuela to the lower of cost or market as, due to pricing controls, we are unable to increase the VEF sales price in Venezuela to compensate for the devaluation.
Gross margin for the six months ended June 30, 2015 increased $480 million, or 8.9 percent, as compared to the same period in 2014. Gross margin increased by approximately $800 million related to increases in our net worldwide factory shipments. In addition, gross margin increased due to $200 million attributable to favorable pricing on our vehicles and $400 million of favorable purchase price variances associated with foreign currency fluctuations. Partially offsetting these increases was an increase of $400 million to our warranty expense, which included the effects of recently approved recall campaigns. In addition, we incurred higher base material costs of approximately $500 million associated with vehicle components and content enhancements on our new models.
Selling, Administrative and Other Expenses

	Six Months Ended June 30,				Increase (Decrease)
	2015	Percentage of Revenues	2014	Percentage of Revenues
		(in millions of dollars)
Selling, administrative and other expenses	$2,725	6.3%	$3,310	8.4%	$(585)	(17.7)%
Selling, administrative and other expenses include advertising, personnel, warehousing and other costs. During the six months ended June 30, 2015, Selling, administrative and other expenses included a charge of $90 million, which reflected the costs of compliance with the recent NHTSA consent order. During the six months ended June 30, 2014, Selling, administrative and other expenses included an infrequent charge of $672 million, which reflected the costs associated with the January 2014 memorandum of understanding, or MOU, to supplement the existing collective bargaining agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, or UAW, in exchange for the UAW’s specific commitment to our continued roll-out of our World Class Manufacturing, or WCM, programs and long-term business plan. During the six months ended June 30, 2014, the increases in advertising expense were partially offset by a $21 million reduction of expense related to share-based compensation.

Excluding the NHTSA and MOU charges, advertising expenses accounted for approximately 58 percent and 57 percent of selling, administrative and other expenses for the six months ended June 30, 2015 and 2014, respectively. Advertising expenses consist primarily of national and regional media campaigns, as well as marketing support in the form of trade and auto shows, events and sponsorships. Typically, we incur greater advertising costs in the initial months that new or refreshed vehicles are available to customers in the dealerships. During the six months ended June 30, 2015, advertising expenses supported our vehicle launches, including the all-new 2015 Jeep Renegade and the all-new 2015 Chrysler 200. Advertising expenses remained relatively consistent period over period.
Research and Development Expenses, Net

	Six Months Ended June 30,				Increase (Decrease)
	2015	Percentage of Revenues	2014	Percentage of Revenues
		(in millions of dollars)
Research and development expenses, net	$1,115	2.6%	$1,161	2.9%	$(46)	(4.0)%
We conduct research and development for new and existing vehicles and technologies to improve performance, safety, fuel efficiency, reliability, comfort and convenience and consumer perception of our vehicles. Research and development expenses consist primarily of material costs and personnel related expenses that support development of new and existing vehicles and powertrain technologies, including the building of three-dimensional models, virtual simulations, prototype building and testing (including with respect to the integration of safety and powertrain technologies) and assembly of pre-production pilot models. Additionally, research and development activities focus on improved fuel efficiency and reduced emissions. We share access to certain platforms, vehicles, products and technologies with FCA. Likewise, costs are shared with FCA related to joint engineering and development activities and we reimburse each other based upon costs agreed to under our cost sharing arrangements. Our research and development expenses for the six months ended June 30, 2015 and 2014 are net of reimbursements of $7 million and $14 million, respectively. Research and development expenses remained relatively consistent period over period.
Restructuring Expense (Income), Net

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014
	(in millions of dollars)
Restructuring expense (income), net	$(7)	$4	$(11)	NM
In connection with our transaction with Old Carco in June 2009, we assumed certain liabilities related to specific restructuring actions commenced by Old Carco. We continue to monitor these previously established reserves for adequacy, taking into consideration the status of the restructuring actions and the estimated costs to complete the actions, and any necessary adjustments are recorded in the period the adjustment is determinable. During the six months ended June 30, 2015 and 2014, we made refinements to restructuring reserve estimates resulting in restructuring income of approximately $7 million and $5 million, respectively. Refer to Note 16, Restructuring Actions, for additional information.
In February 2014, we undertook a voluntary severance program in Venezuela to facilitate workforce reductions. During the six months ended June 30, 2014, we incurred approximately $9 million of restructuring expense associated with the program in Venezuela.

Interest Expense

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014
	(in millions of dollars)
Interest expense	$353	$434	$(81)	(18.7)%
Interest expense included the following:

	Six Months Ended June 30,
	2015	2014
	(in millions of dollars)
Financial interest expense:
VEBA Trust Note	$—	$44
2019 and 2021 Notes	212	220
Tranche B Term Loan due 2017	55	55
Tranche B Term Loan due 2018	28	23
Canadian Health Care Trust Notes	27	36
Mexico Bank Debt	12	23
Other	27	29
Interest accretion (1)	21	29
Capitalized interest related to capital expenditures	(29)	(25)
Total	$353	$434

(1) Interest accretion is primarily related to debt discounts/premiums, debt issuance costs and fair value adjustments.
The decrease in interest expense resulted primarily from the May 2015 redemption of our 2019 Notes and the March 2015 refinancing of the Mexican development banks credit facilities. In addition, interest expense was reduced due to the February 2014 prepayment of the senior unsecured note issued June 10, 2009 to the VEBA Trust, or VEBA Trust Note, that was funded with new debt issuances which have lower effective interest rates than the VEBA Trust Note. Refer to Note 9, Financial Liabilities, for additional information.
Loss on Extinguishment of Debt

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014
	(in millions of dollars)
Loss on extinguishment of debt	$81	$504	$(423)	NM
During the six months ended June 30, 2015, a $71 million loss on extinguishment of debt was recognized in connection with the redemption of our 2019 Notes, which consisted of the payment of a "make-whole" premium in accordance with the terms of the indenture and the write-off of the unamortized debt issuance costs partially offset by the write-off of the remaining unamortized debt premium. In addition, a $10 million loss on extinguishment of debt was recognized in the same period for the prepayment of the Mexican development banks credit facilities, which consisted of the write-off of the remaining unamortized debt issuance costs. During the six months ended June 30, 2014, in connection with the prepayment of the VEBA Trust Note in February 2014, we recorded a non-cash charge of $504 million, consisting primarily of the remaining unamortized debt discount. Refer to Note 9, Financial Liabilities, for additional information.

Income Tax (Benefit) / Expense

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014
	(in millions of dollars)
Income tax (benefit) expense	$(1,574)	$51	$(1,625)	NM
Effective January 1, 2015, FCA NA became our single member and, as a result, we are no longer treated as a partnership for U.S. federal, state and local income tax purposes. Instead, we and certain of our U.S. subsidiaries are now treated for financial reporting purposes as if we were separately subject to U.S. federal, state and local income taxes. This change in our tax status requires the recognition of a net deferred tax asset, including $2,183 million related to temporary differences on our assets and liabilities, which is recognized as a deferred tax benefit. The $1,625 million increase in our income tax benefit is primarily due to the $2,183 million tax benefit discussed above, reduced by tax expense computed at the increased annual effective tax rate. Refer to Note 10, Income Taxes, for additional information.
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
Any actual or perceived limitations of our liquidity, or the liquidity of FCA, may limit the ability or willingness of counterparties, including dealers, consumers, suppliers, lenders and financial service providers, to do business with us, or require us to restrict additional amounts of cash to provide collateral security for our obligations. Our liquidity levels are subject to a number of risks and uncertainties, including those described in Forward-Looking Statements, above, Item 1A. Risk Factors in our 2014 Form 10-K and Part II, Item 1A. Risk Factors in this report.
Total Available Liquidity
At June 30, 2015, our total available liquidity was $13.0 billion, including $1.3 billion available under our revolving credit facility that matures in May 2016, or the Revolving Facility. We may access the funds under our Revolving Facility, subject to the conditions of our Senior Credit Facilities, which include the tranche B term loan maturing May 24, 2017, or Tranche B Term Loan due 2017, and the Revolving Facility. The proceeds from the Revolving Facility may be used for general corporate and/or working capital purposes. The terms of our Senior Credit Facilities and term loan credit facility that matures on December 31, 2018, or Tranche B Term Loan due 2018, require us to maintain a minimum liquidity of $3.0 billion inclusive of any amounts undrawn on our Revolving Facility. Total available liquidity includes cash and cash equivalents, which are subject to intra-month, foreign currency exchange and seasonal fluctuations. Restricted cash is not included in our presentation of total available liquidity.

The following summarizes our total available liquidity (in millions of dollars):

	June 30, 2015	December 31, 2014
Cash and cash equivalents (1)	$11,667	$14,538
Revolving Facility availability	1,300	1,300
Total Available Liquidity (2)	$12,967	$15,838

(1)
The foreign subsidiaries for which we have elected to indefinitely reinvest earnings outside of the U.S. held $1.7 billion and $1.5 billion of Cash and cash equivalents as of June 30, 2015 and December 31, 2014, respectively. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these subsidiaries, as the earnings are indefinitely reinvested. However, if we determine in the future that it is necessary to repatriate these funds or we sell or liquidate any of these subsidiaries, we may be required either to pay taxes or make distributions to our members to pay taxes associated with the repatriation or the sale or liquidation of these subsidiaries. We may also be required to accrue and pay withholding taxes, depending on the foreign jurisdiction from which the funds are repatriated.

(2)	Excludes the undisbursed $400 million on the FCA Mexico bank loan, which can be drawn subject to meeting certain preconditions.
Refer to —Cash Flows, Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014, for additional information regarding the decrease of $2.9 billion in cash and cash equivalents from December 31, 2014 to June 30, 2015.
Amounts Available for Borrowing under Credit Facilities
As of June 30, 2015, our $1.3 billion revolving credit facility remains undrawn and $0.4 billion remains undisbursed under the $900 million FCA Mexico bank loan, or Mexico Bank Loan. The Tranche B Term Loan due 2017 and the Tranche B Term Loan due 2018 remain fully drawn.
Refer to Note 9, Financial Liabilities, for additional information regarding our FCA Mexico, S.A. de C.V., formerly known as Chrysler de Mexico, S.A. de C.V., or FCA Mexico, credit agreements and to our 2014 Form 10-K for additional information regarding the terms of our financing arrangements.
FCA Revolving Credit Facility
In June 2015, FCA entered into a €5.0 billion syndicated revolving credit facility, or RCF. The RCF, which is available for general corporate purposes and working capital needs of FCA, replaces and expands the €2.1 billion three-year revolving credit facility entered into by FCA on June 21, 2013, and will replace the $1.3 billion five-year revolving credit facility of FCA US that will expire on May 24, 2016, or Revolving Facility.
The RCF will be available in two tranches. As of June 30, 2015, the first tranche of €2.5 billion was available. The first tranche matures in July 2018 and has two extension options (one-year and 11-month, respectively) exercisable on the first and second anniversary of signing. The second tranche, which consists of an additional €2.5 billion, matures in June 2020 and will be available upon termination of the Revolving Facility and the elimination of the restrictions under FCA US’s financing documentation on the provision of guarantees and payment of dividends by FCA US for the benefit of the rest of FCA.
FCA US is subject to the covenants in the RCF that has certain provisions that are more restrictive than FCA US’s financing agreements including, but not limited to, limitations on incurrence of indebtedness and any liens on such indebtedness.
Restricted Cash
Restricted cash, which includes cash equivalents, was $325 million as of June 30, 2015. Restricted cash included $211 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler AG and $114 million of collateral for other contractual agreements.

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
Cash Flows
Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014
Operating Activities —Six Months Ended June 30, 2015
For the six months ended June 30, 2015, our net cash provided by operating activities was $3,523 million and was primarily the result of:

(i)
net income of $3,179 million, adjusted to exclude a non-cash tax benefit of $2,279 related to our change in tax status and to add back $1,567 million of depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts) and the non-cash $81 million loss on extinguishment of debt in connection with the prepayment of the Mexican development bank credit facilities and redemption of the 2019 Notes;

(ii)	a $1,074 million increase in trade liabilities, primarily due to increased production in June 2015 versus December 2014, the month that our annual plant shutdowns occur;

(iii)	a $362 million increase in accrued warranty costs primarily due to an increase in our reserves;

(iv)	a $318 million increase in payables to FCA primarily as a result of increased purchases of vehicles and parts from FCA relative to cash disbursements;

(v)	a $205 million increase in accrued sales incentives, primarily due to an increase in retail incentives owed to our U.S. dealers; and

(vi)
a $59 million foreign currency translation loss recognized as a result of the June 2015 remeasurement charge. Refer to Note 17, Venezuelan Currency Regulations and Devaluation, for additional information regarding Venezuela currency regulations.

These increases in our net cash provided by operating activities were partially offset by:

(i)
a $285 million increase in trade receivables, primarily due to our shipments at the end of June 2015 exceeding those at the end of December 2014 as a result of our annual plant shutdowns in December. We generally receive payments on sales of vehicles in North America within a few days of shipment from our assembly plants;

(ii)
a $282 million increase in inventories, primarily due to seasonal impacts. In comparison, our inventory levels were lower in December 2014 due to our annual plant shutdowns in that month. In addition, at June 30, 2015 we had increases in vehicles produced by FCA and distributed to North America;

(iii)	$119 million of pension and OPEB contributions; and

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

(vi)	a $206 million increase in payables due to FCA as a result of increased purchases of vehicles, parts, and services relative to cash disbursements during the second quarter of 2014; and

(vii)
a $129 million foreign currency translation loss recognized as a result of the March 2014 remeasurement. Refer to Note 17, Venezuelan Currency Regulations and Devaluation, for additional information regarding Venezuela currency regulations.

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

(iii)
a $238 million decrease in accrued interest, primarily due to the semi-annual interest payment on the secured senior notes made in June and the refinancing transaction in February 2014 as discussed in Note 9, Financial Liabilities;

(iv)	a $225 million increase in prepaid expense related to common capital investment with FCA;

(v)
a $213 million increase in receivables due from FCA as a result of collections during the period being outpaced by additional receivables, primarily related to the sales of vehicles, parts, and services to FCA recognized in 2014;

(vi)	a $192 million decrease in accrued income and other taxes, primarily due to cash payments made during 2014;

(vii)	a $128 million repayment of capitalized interest on the VEBA Trust Note; and

(viii)	$122 million of pension and OPEB contributions.

Investing Activities —Six Months Ended June 30, 2015
For the six months ended June 30, 2015, our net cash used in investing activities was $1,626 million and was primarily the result of:

(i)	$1,539 million of capital expenditures to support our investments in existing and future products;

(ii)	$80 million of capital contributions to our joint venture partnership with FCA and Guangzhou Automobile Group Co., Ltd., or GAC; and

(iii)	a $15 million increase in Restricted cash, primarily due to a cash deposit held as collateral in Venezuela for U.S. dollars awarded in auction.
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
Financing Activities —Six Months Ended June 30, 2015
For the six months ended June 30, 2015, our net cash used in financing activities was $4,566 million and was primarily the result of:

(i)
$3,527 million of debt payments, including $2,875 million related to the principal of the 2019 Notes, $466 million related to the Mexican development bank credit facilities, $97 million related to the Canadian health care trust notes, $16 million related to the Tranche B Term Loan due 2017, $9 million related to the Tranche B Term Loan due 2018 and $64 million related to capital leases and other financial obligations;

(ii)	a $1,338 million special distribution to our member, FCA NA;

(iii)	a $94 million dividend was deemed to be paid in exchange for an equity investment in our joint venture partnership with FCA and GAC; and

(iv)	$93 million of repayments of debt issuance premiums on secured senior notes.
These cash outflows were partially offset by:

(i)	proceeds of $500 million received from the Mexico Bank Loan which was used to prepay the Mexican development bank credit facilities.
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
Our Net Industrial Cash increased by $302 million from $1,759 million at December 31, 2014 to $2,061 million at June 30, 2015, primarily due to a $3,173 million decrease in our financial liabilities partially offset by a $2,871 million decrease in cash and cash equivalents. Refer to —Cash Flows, above for additional information regarding the decrease in our cash and cash equivalents and financial liabilities for the six months ended June 30, 2015.
Free Cash Flow
Our calculation of Free Cash Flow, as well as a detailed discussion of this measure, are included below in —Non-GAAP Financial Measures —Free Cash Flow.
Free Cash Flow for the six months ended June 30, 2015 and 2014 totaled $1,897 million and $1,888 million, respectively.
The increase in Free Cash Flow from 2014 to 2015 was primarily due to:

(i)
a $36 million decrease in our cash used in investing activities. Refer to —Cash Flows, Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014, for additional information regarding the change in our cash used in investing activities.

These favorable changes were partially offset by:

(i)
a $27 million decrease in our cash generated from operations. Refer to —Cash Flows, Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014, for additional information regarding the change in our cash generated from operations.

Defined Benefit Pension Plans and OPEB Plans —Contributions
During the six months ended June 30, 2015, employer contributions of $2 million and $20 million were made to both our U.S. and Canadian funded pension plans. For the remainder of 2015, employer contributions to our U.S. funded pension plans are expected to be $231 million, of which $4 million will be made to satisfy minimum funding requirements and $227 million will be discretionary; employer contributions to our Canadian funded pension plans are expected to be $53 million, of which $51 million will be made to satisfy minimum funding requirements and $2 million will be discretionary.
Employer contributions to our unfunded pension and OPEB plans amounted to $11 million and $86 million, respectively, for the six months ended June 30, 2015. Employer contributions to our unfunded pension and OPEB plans for the remainder of 2015 are expected to be $4 million and $83 million, respectively, which represent the expected benefit payments to participants.
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
Out-of-Period Adjustment
During the three months ended March 31, 2015, we recorded an out-of-period adjustment related to our U.S. pension plans. We determined the adjustment was immaterial to our current and previously filed financial statements. Refer to Note 14, Employee Retirement and Other Benefits, for additional information.
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
The reconciliation of net income (loss) to Adjusted Net Income, Modified Operating Profit and Modified EBITDA is set forth below (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$598	$619	$3,179	$(71)
Plus:
Charge for MOU with the UAW (1)	—	—	—	672
Tax status change (2)	—	—	(2,279)	—
NHTSA consent order (3)	90	—	90	—
Loss on extinguishment of debt (4) (5) (6)	71	—	81	504
Tax effect of adjustments	(33)	—	(33)	—
Adjusted Net Income	$726	$619	$1,038	$1,105
Plus:
Income tax expense (benefit)	528	166	738	51
Net interest expense	145	192	325	405
Net pension, OPEB and other employee benefit costs (gains) other than service costs	(53)	10	(78)	2
Restructuring (income) expense, net	(5)	(4)	(7)	4
Other financial expense, net	11	2	18	4
Modified Operating Profit	$1,352	$985	$2,034	$1,571
Plus:
Depreciation and amortization expense	773	786	1,553	1,528
Less:
Depreciation and amortization expense for vehicles held for lease	(73)	(74)	(131)	(120)
Modified EBITDA	$2,052	$1,697	$3,456	$2,979

(1)
In the first six months of 2014, we recorded an infrequent charge of $672 million, which reflected the costs associated with the January 2014 MOU to supplement the existing collective bargaining agreement with the UAW in exchange for the UAW's specific commitment to our continued roll-out of our WCM programs and long-term business plan.

(2)
The FCA US LLC U.S. partnership was terminated as of January 1, 2015. The Company is no longer treated as a partnership for U.S. federal, state and local tax purposes. As such, on January 1, 2015, we recorded a net deferred tax asset of approximately $3,692 million of which $2,183 million primarily related to changes in statutory rates utilized to calculate net deferred tax assets was recognized as a deferred tax benefit. Additionally, we recorded $96 million related to changes in statutory rates utilized to calculate prepaid tax assets which was recognized as a current tax benefit. Refer to Note 10, Income Taxes, for additional information.

(3)
Pursuant to the NHTSA consent order, the Company will make a $70 million cash payment to NHTSA and spend $20 million on industry and consumer outreach activities and incentives to enhance certain recall and service campaign completion rates. Refer to Note 20, Subsequent Events, for additional information.

(4)
In connection with the May 14, 2015 redemption of our 2019 Notes, we recognized a $71 million loss on extinguishment of debt, which consisted of the payment of a "make-whole" premium in accordance with the terms of the indenture and the write-off of the unamortized debt issuance costs partially offset by the write-off of the remaining unamortized debt premium. Refer to Note 9, Financial Liabilities, for additional information.

(5)
In connection with the March 20, 2015 prepayment of the Mexico development bank credit facilities of 7.2 billion Pesos ($466 million), including accrued and unpaid interest, we recognized a $10 million loss on extinguishment of debt, consisting of the write-off of the remaining unamortized debt issuance costs. Refer to Note 9, Financial Liabilities, for additional information.

(6)
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
The following is a reconciliation of cash and cash equivalents to Net Industrial Cash (in millions of dollars):

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$11,667	$14,538
Less: Financial liabilities (1)	(9,606)	(12,779)
Net Industrial Cash	$2,061	$1,759

(1)	Refer to Note 9, Financial Liabilities, of our accompanying condensed consolidated financial statements for additional information regarding our financial liabilities.
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
The following is a reconciliation of Net Cash Provided by Operating and Investing Activities to Free Cash Flow (in millions of dollars):

	Six Months Ended June 30,
	2015	2014
Net Cash Provided by Operating Activities	$3,523	$3,550
Net Cash Used in Investing Activities	(1,626)	(1,662)
Free Cash Flow	$1,897	$1,888
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

The SCUSA Agreement has a ten year term commencing February 2013, subject to early termination in certain circumstances, including the failure by a party to comply with certain of its ongoing obligations under the SCUSA Agreement. In accordance with the terms of the agreement, SCUSA provided us an upfront, nonrefundable payment of $150 million in May 2013, which was recognized as Deferred revenue and is being amortized over ten years. As of June 30, 2015, $118 million remained in Deferred revenue in the accompanying Condensed Consolidated Balance Sheets.
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
As of June 30, 2015, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $325 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at June 30, 2015, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.
Other Matters
On July 9, 2012, a lawsuit was filed against us in the Superior Court of Decatur County, Georgia with respect to a March 2012 fatality in a rear-impact collision involving a 1999 Jeep Grand Cherokee. Refer to Note 11, Commitments, Contingencies and Concentrations, for further discussion of this lawsuit.
On July 24, 2015, we entered into a consent order, or the Consent Order, with NHTSA, resolving the issues raised by NHTSA with respect to our execution of 23 recall campaigns in NHTSA’s Special Order issued to the Company on May 22, 2015 and further addressed at a NHTSA public hearing held on July 2, 2015. For the discussion on the Consent Order with NHTSA refer to Note 20, Subsequent Events.
Employees
The following summarizes the number of our salaried and hourly employees as of the dates noted below:

	June 30, 2015	December 31, 2014
Salaried	22,749	21,628
Hourly	58,195	56,189
Total	80,944	77,817
In the U.S. and Canada combined, substantially all of our hourly employees and approximately 19 percent of our salaried employees were represented by unions under collective bargaining agreements that expire in September 2015 and September 2016, respectively. These represented employees are approximately 64 percent of our worldwide workforce as of June 30, 2015. The UAW and Unifor represent substantially all of these represented employees in the U.S. and Canada, respectively.
On January 21, 2014, we entered into the MOU with the UAW to supplement our existing collective bargaining agreement. Please see Note 15, Other Transactions with Related Parties for further discussion of this agreement.

Recent Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board, or FASB, issued updated guidance to simplify the subsequent measurement of inventory. The new standard applies to all valuations of inventory excluding the last-in, first-out (LIFO) or the retail inventory method. Under the new standard, inventory should be valued at the lower of cost or net realizable value. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. We will comply with this guidance no later than January 1, 2017, and we are evaluating the potential impact on our consolidated financial statements.
In May 2015, the FASB, issued updated guidance on the presentation of investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient approach. Investments that calculate net asset value per share (or its equivalent) where the practical expedient is applied will not be included in the fair value hierarchy and investments where the practical expedient is not applied will continue to be reported in the fair value hierarchy. This amendment removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value (or its equivalent) where the practical expedient is applied. The guidance requires that a company continues to disclose the nature and risks of investments and whether if the investments were sold, the probability of those investments being sold at amounts different from the net asset value. This guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We will comply with this guidance no later than January 1, 2016. The adoption of this standard will significantly reduce the amounts presented in our fair value hierarchy disclosure but it will not have a material impact on our consolidated financial statements.
In April 2015, the FASB issued updated guidance on a customer’s accounting for fees paid in cloud computing agreements. The update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We will comply with this guidance no later than January 1, 2016, and we are evaluating the potential impact on our consolidated financial statements.
In April 2015, the FASB issued updated guidance on the presentation of debt issuance costs. The guidance requires debt issuance costs to be presented as a direct deduction from debt balances on the statement of financial position, similar to the presentation of debt discounts. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We will comply with this guidance no later than January 1, 2016, and it will not have a material impact on our consolidated financial statements.
In February 2015, the FASB issued updated guidance on the consolidation assessment over certain legal entities. The guidance modifies the evaluation of whether limited partnerships and similar legal entities are Variable Interest Entities ("VIEs") or voting interest entities and eliminates the presumption that a general partner should consolidate a limited partnership. The guidance also affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships by placing more emphasis on risk of loss when determining a controlling financial interest. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We will comply with this guidance as of January 1, 2016. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
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

In May 2014, the FASB issued updated guidance that requires a company to recognize revenue upon transfer of control of goods or services to a customer at an amount that reflects the consideration it expects to receive. This new revenue recognition model defines a five-step process to achieve this objective. The updated guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In April 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard, with early adoption of guidance permitted. On July 9, 2015 the FASB approved the one-year deferral and the new standard will become effective for periods beginning after December 15, 2017. We are currently evaluating the method of implementation and impact of adoption on our consolidated financial statements and will comply with this guidance no later than January 1, 2018.
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
Critical Accounting Estimates
The accompanying condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. For a discussion of our critical accounting estimates, refer to Item 7 —Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Estimates and Item 8 —Financial Statements and Supplementary Data —Note 2, Basis of Presentation and Significant Accounting Policies, included in our 2014 Form 10-K. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2015.
Venezuela Devaluation
Due to the continuing deterioration of the economic conditions in Venezuela, we now believe it is unlikely that the majority of our future transactions to exchange VEF for USD will be at the SICAD rate. Rather, we determined that the SIMADI exchange rate is the most appropriate rate to use as of June 30, 2015 based on the volume of VEF to USD exchange transactions that have occurred in Venezuela utilizing the SIMADI exchange rate as compared to the SICAD.
As a result of adopting the SIMADI exchange rate at June 30, 2015, we recorded a remeasurement charge on our VEF denominated net monetary assets, including cash and cash equivalents in Venezuela, of $59 million as a reduction to Revenues, net using an exchange rate of 197.3 VEF per USD (by comparison, the SICAD rate was 12.8 VEF per USD at June 30, 2015). In addition to the remeasurement charge, we have recorded a charge of $30 million to reduce inventory held in Venezuela to the lower of cost or market as, due to pricing controls, we are unable to increase the VEF sales price in Venezuela to compensate for the devaluation.
As of June 30, 2015, we continue to control and therefore consolidate our Venezuelan operations. We will continue to assess conditions in Venezuela and if in the future, we conclude that we no longer maintain control over our operations in Venezuela, we may incur a pre-tax charge of approximately $300 million using the current exchange rate of 197.3 VEF to USD. Refer to Note 17, Venezuelan Currency Regulations and Devaluation, for additional information.
Share-Based Compensation
During the second quarter of 2015, certain employees of ours received awards which vest in shares of FCA, under a new FCA Equity Incentive Plan. Therefore, we will recognize compensation cost for the awards in our financial statements over the requisite service period in accordance with ASC 718. Also, as we will not provide any consideration to FCA for the awards, we consider this transaction to be a capital contribution from FCA. Share based compensation expense is recorded in Selling, administrative and other expenses in the accompanying Condensed Consolidated Statements of Operations. Refer to Note 18, Share-Based Compensation, for additional information.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II —Other Information
Item 1. Legal Proceedings
Refer to Note 11, Commitments, Contingencies and Concentrations, for information regarding legal proceedings.
Item 1A. Risk Factors
The risk factor titled “Product recalls and warranty obligations may result in direct costs, and loss of vehicle sales could have material adverse effects on our business.” appearing under the caption -Item 1A -Risk Factors in our 2014 Annual Report on Form 10-K is hereby replaced and superseded in its entirety by the following:
Product recalls and warranty obligations may result in direct costs, and loss of vehicle sales could have material adverse effects on our business.
We, and the U.S. automotive industry in general, have recently experienced a significant increase in recall activity to address performance, compliance or safety-related issues. The costs we incur to recall vehicles typically include the cost of replacement parts and labor to remove and replace parts, substantially depend on the nature of the remedy and the number of vehicles affected, and may arise many years after a vehicle’s sale. Product recalls may also harm our reputation and may cause consumers to question the safety or reliability of our products.
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
In addition, compliance with U.S. regulatory requirements for product recalls has received heightened scrutiny recently and, in connection with the failure in three specified campaigns to provide an effective remedy, and noncompliance with various reporting requirements under the National Traffic and Motor Vehicle Safety Act of 1966, we have recently agreed to pay substantial civil penalties, become subject to supervision and in certain instances been required to buy back vehicles as an additional alternative to a repair remedy.  In considering the likelihood that vehicle owners will choose the repurchase alternative over the original repair remedy, the age, average wear and tear and mileage of the covered vehicles, the manner in which each covered vehicle class is typically used by owners, and the incremental costs owners will likely incur in acquiring a replacement vehicle, were all factors that were evaluated in order to assess likely costs and financial exposure. As a result, although such amounts may exceed $20 million, the Company does not expect the net cost of providing these additional alternatives will be material to its financial position, liquidity or results of operations. However there can be no assurances that return rates will not exceed our expectations.  In addition, there can be no assurance that we will not be subject to additional regulatory inquiries and consequences in the future.

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

FCA US LLC

Dated: August 5, 2015	By:	/s/ RICHARD K. PALMER
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