Form 10-Q
period 2015-09-30
FCA US LLC
filed 2015-11-05
CIK 1513153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
There is no public market for our equity securities. As of November 5, 2015, there were 1,632,654 Membership Interests issued and outstanding.
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with certain reduced disclosures as permitted by those instructions.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Form 10-Q for the Quarterly Period Ended September 30, 2015

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
Forward-Looking Statements
This report contains forward-looking statements that reflect our current views about future events. We use the words "anticipate," "assume," "believe," "estimate," "expect," "will," "intend," "may," "plan," "project," "should," "could," "seek," "designed," "potential," "forecast," "target," "objective," "goal," or the negatives of such terms or other similar expressions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. For additional discussion of these risks, refer to Item 1A. Risk Factors in our 2014 Annual Report on Form 10-K, or 2014 Form 10-K, and Part II, Item 1A. Risk Factors in our Form 10-Q for the quarterly period ended June 30, 2015, or Q2 Form 10-Q. These factors include, but are not limited to:

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

If any of these risks and uncertainties materialize, or if the assumptions underlying any of our forward-looking statements prove incorrect, then our actual results, level of activity, performance or achievements may be materially different from those we express or imply by such statements. The risks described in Item 1A. Risk Factors of our 2014 Form 10-K and Part II, Item 1A. Risk Factors in our Q2 Form 10-Q are not exhaustive. Other sections of our 2014 Form 10-K describe additional factors that could adversely affect our business, financial condition or results of operations. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those implied by any forward-looking statements. We do not intend, or assume any obligation, to update these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements referred to above and included elsewhere in this report.

PART I – Financial Information
Item 1. Condensed Consolidated Financial Statements
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Member of FCA US LLC
We have reviewed the condensed consolidated balance sheet of FCA US LLC and subsidiaries as of September 30, 2015, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014, and members’ deficit and cash flows for the nine-month periods ended September 30, 2015 and 2014. These financial statements are the responsibility of the Company's management.

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

/s/ Ernst & Young LLP
Detroit, Michigan
November 5, 2015

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited —in millions of dollars)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2015	2014	2015	2014
Revenues, net		$21,755	$20,660	$65,271	$60,104
Cost of sales		19,589	17,803	57,261	51,883
GROSS MARGIN		2,166	2,857	8,010	8,221
Selling, administrative and other expenses	15	1,308	1,326	4,033	4,636
Research and development expenses, net		579	565	1,694	1,726
Restructuring (income) expense, net	16	(1)	1	(8)	5
Interest expense	4	132	209	485	643
Interest income		(10)	(17)	(38)	(46)
(Gain) loss on extinguishment of debt, net	9	(18)	—	63	504
INCOME BEFORE INCOME TAXES		176	773	1,781	753
Income tax expense (benefit)	10	106	162	(1,468)	213
NET INCOME		70	611	3,249	540
Less: Income attributable to noncontrolling interest		2	—	3	—
NET INCOME ATTRIBUTABLE TO FCA US LLC		$68	$611	$3,246	$540

See accompanying notes to unaudited condensed consolidated financial statements.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited —in millions of dollars)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2015	2014	2015	2014
NET INCOME		$70	$611	$3,249	$540
Other comprehensive income (loss)	3	35	68	28	(91)
TOTAL COMPREHENSIVE INCOME		105	679	3,277	449
Less: Comprehensive income attributable to noncontrolling interest		3	—	4	—
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO FCA US LLC		$102	$679	$3,273	$449

See accompanying notes to unaudited condensed consolidated financial statements.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited —in millions of dollars)

	Notes	September 30, 2015	December 31, 2014
CURRENT ASSETS:
Cash and cash equivalents		$12,950	$14,538
Restricted cash	11	27	5
Accounts receivable, net of allowance for doubtful accounts of $27 and $34, respectively		1,470	1,185
Inventories	5	6,595	6,110
Prepaid expenses and other assets	7	2,123	2,402
Deferred taxes	10	3,153	548
TOTAL CURRENT ASSETS		26,318	24,788
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net of accumulated depreciation and amortization of $14,057 and $12,558, respectively		15,298	15,603
Equipment and other assets on operating leases, net of accumulated depreciation and amortization of $242 and $211, respectively		2,115	2,242
TOTAL PROPERTY AND EQUIPMENT		17,413	17,845
OTHER ASSETS:
Advances to related parties and other financial assets		88	78
Restricted cash	11	282	305
Goodwill		1,361	1,361
Other intangible assets, net	6	3,501	3,548
Prepaid expenses and other assets	7	663	693
Deferred taxes	10	812	406
TOTAL OTHER ASSETS		6,707	6,391
TOTAL ASSETS		$50,438	$49,024
CURRENT LIABILITIES:
Trade liabilities		$12,168	$11,325
Accrued expenses and other liabilities	8	13,151	10,906
Current maturities of financial liabilities	9	183	308
Deferred revenue		1,777	2,279
Deferred taxes	10	2	—
TOTAL CURRENT LIABILITIES		27,281	24,818
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	8	13,589	13,145
Financial liabilities	9	9,163	12,471
Deferred revenue		1,329	1,254
Deferred taxes	10	43	149
TOTAL LONG-TERM LIABILITIES		24,124	27,019
Commitments and contingencies	11	—	—
MEMBERS' DEFICIT:
Membership Interests
Membership Interests —1,632,654 units authorized, issued and outstanding at September 30, 2015 and December 31, 2014	15	—	—
Contributed capital	1	654	644
Retained earnings		3,164	1,359
Accumulated other comprehensive loss	3	(4,822)	(4,849)
TOTAL MEMBERS' DEFICIT ATTRIBUTABLE TO FCA US LLC		(1,004)	(2,846)
Members' deficit attributable to noncontrolling interest		37	33
TOTAL MEMBERS' DEFICIT		(967)	(2,813)
TOTAL LIABILITIES AND MEMBERS' DEFICIT		$50,438	$49,024

See accompanying notes to unaudited condensed consolidated financial statements.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited —in millions of dollars)

		Nine Months Ended September 30,
	Notes	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY OPERATING ACTIVITIES		$5,592	$4,842
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets		(2,078)	(2,576)
Proceeds from disposals of property, plant and equipment		4	18
Purchases of equipment and other assets on operating leases		(5)	(5)
Proceeds from disposals of equipment and other assets on operating leases		2	3
Change in restricted cash		(12)	19
Capital contributions to unconsolidated subsidiaries	15	(80)	—
Other		9	(1)
NET CASH USED IN INVESTING ACTIVITIES		(2,160)	(2,542)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured senior notes	9	—	2,985
Prepayment of Secured Senior Notes due 2019	9	(2,875)	—
Proceeds from Tranche B Term Loan due 2018	9	—	1,723
Proceeds from Tranche B Term Loan due 2017	9	—	247
Prepayment of VEBA Trust Note	9	—	(4,587)
Payments of Canadian Health Care Trust Notes	9	(254)	(77)
Repayments of Tranche B Term Loan due 2017	9	(24)	(24)
Repayments of Tranche B Term Loan due 2018	9	(13)	(9)
Payments of Mexican development banks credit facilities	9	(466)	(22)
Proceeds from Mexico Bank Loan due 2022	9	500	—
Debt issuance costs		(5)	(14)
Repayment of debt issuance premium on secured senior notes	9	(93)	(12)
Net repayments of financial obligations - related party	15	(12)	(21)
Net repayments of other financial obligations - third party		(86)	(33)
Dividend to FCA in exchange for equity investment	15	(94)	—
Special distributions paid to members	15	(1,338)	(1,900)
Distribution for state tax withholding obligations and other taxes on behalf of members		(1)	(70)
NET CASH USED IN FINANCING ACTIVITIES		(4,761)	(1,814)
Effect of exchange rate changes on cash and cash equivalents		(259)	(212)
Net change in cash and cash equivalents		(1,588)	274
Cash and cash equivalents at beginning of period		14,538	13,344
Cash and cash equivalents of held for sale operations at beginning of period		—	—
Net change in cash and cash equivalents		(1,588)	274
Less: Cash and cash equivalents of held for sale operations at end of period	15	—	41
Cash and cash equivalents at end of period		$12,950	$13,577

See accompanying notes to unaudited condensed consolidated financial statements.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT
(Unaudited - in millions of dollars)

		Equity/(Deficit) Attributable to FCA US LLC
	Notes	Contributed Capital	Retained Earnings/ (Accumulated Losses)	Accumulated Other Comprehensive Loss	Equity/(Deficit)Attributable to Parent	Equity/(Deficit) Attributable to Non-controlling Interest	Total Equity/(Deficit)
Balance at December 31, 2014		$644	$1,359	$(4,849)	$(2,846)	$33	$(2,813)
Special distribution paid to FCA NA	15	—	(1,338)	—	(1,338)	—	(1,338)
Distribution for state tax withholding obligations and other taxes on behalf of FCA NA		(1)	—	—	(1)	—	(1)
Dividend to FCA in exchange for equity investment	15	—	(103)	—	(103)	—	(103)
Capital contribution from FCA	18	11	—	—	11	—	11
Net income		—	3,246	—	3,246	3	3,249
Other comprehensive income	3	—	—	27	27	1	28
Balance at September 30, 2015		$654	$3,164	$(4,822)	$(1,004)	$37	$(967)

Balance at December 31, 2013		$2,633	$171	$(4,046)	$(1,242)	$—	$(1,242)
Special distribution paid to members	15	(1,900)	—	—	(1,900)	—	(1,900)
Distribution for state tax withholding obligations and other taxes on behalf of members		(70)	—	—	(70)	—	(70)
Net income		—	540	—	540	—	540
Other comprehensive loss	3	—	—	(91)	(91)	—	(91)
Balance at September 30, 2014		$663	$711	$(4,137)	$(2,763)	$—	$(2,763)

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
Background
The Company was formed on April 28, 2009 as a Delaware limited liability company. Our sole beneficial owner is FCA, which holds a 100 percent ownership interest in us, effective as of the October 12, 2014 merger of Fiat with and into FCA (the "Merger"). Prior to the Merger, Fiat held a 100 percent ownership interest in us, effective as of its January 21, 2014 acquisition of the approximately 41.5 percent of our membership interests held by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") Retiree Medical Benefits Trust (the "VEBA Trust"). On January 21, 2014, Fiat completed a transaction (the "Equity Purchase Agreement") in which its 100 percent owned subsidiary, FCA North America Holdings LLC, formerly known as Fiat North America LLC ("FCA NA"), indirectly acquired from the VEBA Trust all of the membership interests in the Company not previously held by FCA NA. Refer to Note 15, Other Transactions with Related Parties, for additional information regarding this transaction.
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
Our products are available in more than 150 countries around the world. We sell our products to dealers and distributors for sale to retail customers and fleet customers, which include rental car companies, commercial fleet customers, leasing companies and government entities. The majority of our operations, employees, independent dealers and sales are in North America, primarily in the U.S. Approximately 10 percent of our vehicle sales during both 2014 and the nine months ended September 30, 2015 were outside North America, principally in Asia Pacific, South America and Europe. Vehicle, service parts and accessories sales outside North America are primarily through our 100 percent owned, affiliated or independent distributors and dealers. FCA is the distributor of our vehicles and service parts in Europe and Brazil. FCA also distributes certain of our vehicles through its networks in other select markets. We are the distributor for Alfa Romeo brand vehicles in North America and for FCA vehicles in select markets outside of Europe. Refer to Note 15, Other Transactions with Related Parties, for additional information regarding other transactions with FCA.

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
Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued updated guidance to simplify the accounting for adjustments made to provisional amounts recognized in a business combination. This update eliminates the requirement to retrospectively account for these provisional adjustments. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. We will comply with this guidance as of January 1, 2016 and it will not have a material impact on our consolidated financial statements.

In August 2015, the FASB issued updated guidance which amends various SEC paragraphs to allow presentation of debt issue costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. These amendments are effective upon issuance and will not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued updated guidance to simplify the subsequent measurement of inventory. The new standard applies to all valuations of inventory excluding the last-in, first-out (LIFO) or the retail inventory method. Under the new standard, inventory should be valued at the lower of cost or net realizable value. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. We will comply with this guidance as of January 1, 2017, and we are evaluating the potential impact on our consolidated financial statements.
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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 3. Accumulated Other Comprehensive (Loss) Income
The changes in Accumulated Other Comprehensive (Loss) Income ("AOCI") by component, including the amounts reclassified to income, were as follows (in millions of dollars):

	Three Months Ended September 30, 2015
	Defined Benefit Plan Adjustments				Derivatives
	Net Actuarial Loss		Net Prior Service Credit (Cost)		Currency Forwards and Swaps		Commodity Swaps		Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(4,778)		$(102)		$148		$(25)		$(99)	$(4,856)
Gain (loss) recorded in other comprehensive income	—		—		247		(13)		(24)	210
Less: Gain (loss) reclassified from AOCI to income	(23)	(1)	(4)	(1)	157	(2)	(4)	(3)	—	126
Tax effect (expense)/benefit	(9)		—		(34)		4		(10)	(49)
Other comprehensive income (loss)	14		4		56		(5)		(34)	35
Less: Other comprehensive income (loss) attributable to controlling interest	—		—		—		—		1	1
Balance at end of period	$(4,764)		$(98)		$204		$(30)		$(134)	$(4,822)

	Three Months Ended September 30, 2014
	Defined Benefit Plan Adjustments				Derivatives
	Net Actuarial Loss		Net Prior Service Credit (Cost)		Currency Forwards and Swaps		Commodity Swaps		Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(4,021)		$(121)		$(80)		$26		$(9)	$(4,205)
Gain (loss) recorded in other comprehensive income	—		—		142		(19)		(42)	81
Less: Gain (loss) reclassified from AOCI to income	(21)	(1)	(2)	(1)	30	(2)	6	(3)	—	13
Other comprehensive income (loss)	21		2		112		(25)		(42)	68
Balance at end of period	$(4,000)		$(119)		$32		$1		$(51)	$(4,137)

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2015
	Defined Benefit Plan Adjustments				Derivatives
	Net Actuarial Loss		Net Prior Service Credit (Cost)		Currency Forwards and Swaps		Commodity Swaps		Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(4,752)		$(113)		$114		$(14)		$(84)	$(4,849)
Gain (loss) recorded in other comprehensive income	(68)	(4)	—		403		(44)		(55)	236
Less: Gain (loss) reclassified from AOCI to income	(100)	(1), (4)	(15)	(1)	253	(2)	(9)	(3)	—	129
Tax effect benefit/(expense)	(44)		—		(60)		19		6	(79)
Other comprehensive income (loss)	(12)		15		90		(16)		(49)	28
Less: Other comprehensive income (loss) attributable to noncontrolling interest	—		—		—		—		1	1
Balance at end of period	$(4,764)		$(98)		$204		$(30)		$(134)	$(4,822)

	Nine Months Ended September 30, 2014
	Defined Benefit Plan Adjustments				Derivatives
	Net Actuarial Loss		Net Prior Service Credit (Cost)		Currency Forwards and Swaps		Commodity Swaps		Foreign Currency Translation Adjustments	Total
Balance at beginning of period	$(4,056)		$(93)		$105		$8		$(10)	$(4,046)
Gain (loss) recorded in other comprehensive income	(19)		(36)		47		11		(41)	(38)
Less: Gain (loss) reclassified from AOCI to income	(75)	(1)	(10)	(1)	119	(2)	18	(3)	—	52
Tax effect benefit/(expense)	—		—		(1)		—		—	(1)
Other comprehensive income (loss)	56		(26)		(73)		(7)		(41)	(91)
Balance at end of period	$(4,000)		$(119)		$32		$1		$(51)	$(4,137)

(1)	These AOCI components are included within the computation of net periodic benefit costs. Refer to Note 14, Employee Retirement and Other Benefits, for additional information.

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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 4. Interest Expense
Interest expense included the following (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Financial interest expense:
Related parties (1) (see Note 15)	$1	$5	$4	$33
Third-party (see Note 9)	131	207	489	609
Interest accretion (2)	12	10	33	39
Capitalized interest related to capital expenditures	(12)	(13)	(41)	(38)
Total	$132	$209	$485	$643

(1)
For the nine months ended September 30, 2014, financial interest expense with related parties includes interest expense related to the senior unsecured note issued June 10, 2009 to the VEBA Trust, with an original face value of $4,587 million, through January 20, 2014. Refer to Note 15, Other Transactions with Related Parties, for additional information.

(2)	Interest accretion is primarily related to debt discounts/premiums, debt issuance costs and fair value adjustments.
Note 5. Inventories
The components of Inventories were as follows (in millions of dollars):

	September 30, 2015	December 31, 2014
Finished products, including service parts	$3,874	$3,805
Work in process	2,467	2,056
Raw materials and manufacturing supplies	254	249
Total	$6,595	$6,110
Note 6. Other Intangible Assets
The components of Other intangible assets were as follows (in millions of dollars):

		September 30, 2015
	Range of Useful Lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$—	$2,210
Dealer networks	20	375	119	256
FCA contributed intellectual property rights	10	320	203	117
Other intellectual property rights	3 - 12	263	117	146
Patented and unpatented technology	4 - 10	208	176	32
Software	3 - 5	551	276	275
Regulatory credits	1 - 7	545	82	463
Other	1 - 16	19	17	2
Total		$4,491	$990	$3,501

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

		December 31, 2014
	Range of Useful Lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Brand names	Indefinite	$2,210	$—	$2,210
Dealer networks	20	383	107	276
FCA contributed intellectual property rights	10	320	179	141
Other intellectual property rights	3 - 12	263	95	168
Patented and unpatented technology	4 - 10	208	164	44
Software	3 - 5	511	222	289
Regulatory credits	1 - 7	462	45	417
Other	1 - 16	20	17	3
Total		$4,377	$829	$3,548
The following summarizes the amount of intangible asset amortization expense included in the respective financial statement captions of the accompanying Condensed Consolidated Statements of Income (in millions of dollars):

	Financial Statement Caption	Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Patented and unpatented technology, intellectual property, software, regulatory credits and other	Cost of sales	$44	$40	$152	$122
Dealer networks and other	Selling, administrative and other expenses	5	5	18	15
Total		$49	$45	$170	$137
Based on the gross carrying amount of other intangible assets as of September 30, 2015, the estimated future amortization expense for the next five years was as follows (in millions of dollars):

Remainder of 2015	$50
2016	236
2017	441
2018	140
2019	67
Intangible assets that have a finite useful life are generally amortized over their respective estimated useful lives, on a straight-line basis. However, certain other finite-lived intangible assets are amortized in a manner that reflects the pattern in which the economic benefits of the intangible asset are consumed.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 7. Prepaid Expenses and Other Assets
The components of Prepaid expenses and other assets were as follows (in millions of dollars):

	September 30, 2015			December 31, 2014
	Current	Non- Current	Total	Current	Non- Current	Total
Amounts due from related parties (see Note 15)	$803	$—	$803	$1,199	$—	$1,199
Prepayment of expenses with related parties (see Note 15)	50	270	320	45	234	279
Prepaid pension expense	—	143	143	—	134	134
Other	1,270	250	1,520	1,158	325	1,483
Total	$2,123	$663	$2,786	$2,402	$693	$3,095
Note 8. Accrued Expenses and Other Liabilities
The components of Accrued expenses and other liabilities were as follows (in millions of dollars):

	September 30, 2015			December 31, 2014
	Current	Non- Current	Total	Current	Non- Current	Total
Pension and postretirement benefits	$187	$8,222	$8,409	$193	$8,579	$8,772
Product warranty costs	1,939	4,107	6,046	1,601	3,084	4,685
Sales incentives	4,549	—	4,549	3,932	—	3,932
Personnel costs	772	331	1,103	905	343	1,248
Amounts due to related parties (see Note 15) (1)	2,752	83	2,835	1,069	100	1,169
Vehicle residual value guarantees	898	—	898	540	—	540
Income and other taxes	211	86	297	434	123	557
Workers’ compensation	45	226	271	40	235	275
Accrued interest	120	—	120	96	—	96
Restructuring actions (See Note 16)	13	17	30	19	25	44
Other (2)	1,665	517	2,182	2,077	656	2,733
Total	$13,151	$13,589	$26,740	$10,906	$13,145	$24,051

(1)
As of September 30, 2015, amounts due to related parties includes certain tax attributes of $1,509 million that FCA NA has agreed to allow us to utilize to determine our future obligation in accordance with the provisions of the Fourth Amended and Restated Limited Liability Company Operating Agreement of FCA US LLC (“FCA US operating agreement”). Refer to Note 10, Income Taxes, for additional information.

(2)
As of September 30, 2015, the balance includes a $338 million obligation, $175 million current and $163 million non-current, associated with the Memorandum of Understanding entered into with the UAW for continued support of our World Class Manufacturing programs. Included within the obligation is $7 million of interest accretion. Refer to Note 15, Other Transactions with Related Parties, for additional information.

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
Given recent increases in both the cost and frequency of recall campaigns and increased regulatory activity across the industry in the U.S. and Canada, an additional actuarial analysis, that gives greater weight to the more recent calendar year trends in recall campaign activity, has been added to the adequacy assessment to estimate future recall costs. This reassessment resulted in a change in estimate for the campaign accrual of $848 million for the U.S. and Canada for estimated future recall campaign costs for vehicles sold in prior periods, which has been excluded from our non-GAAP financial measures for the three and nine months ended September 30, 2015. In addition, and in connection with this reassessment, we recorded a $73 million charge related to the increase in the accrual rate per vehicle sold during the three months ended September 30, 2015.

The changes in accrued product warranty costs (excluding deferred revenue from service contracts described below, as well as supplier recoveries) were as follows (in millions of dollars):

	Nine Months Ended September 30,
	2015	2014
Balance at beginning of period	$4,685	$3,800
Provision for current period warranties	2,305	1,706
Net adjustments to pre-existing warranties	1,351	407
Net warranty settlements	(2,235)	(1,494)
Translation and other adjustments	(60)	(51)
Balance at end of period	$6,046	$4,368
We recognized recoveries from suppliers related to warranty claims of $65 million and $35 million during the three months ended September 30, 2015 and 2014, respectively, and $162 million and $67 million during the nine months ended September 30, 2015 and 2014, respectively, which are excluded from the change in warranty costs above.
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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The following summarizes the changes in deferred revenue from these contracts (in millions of dollars):

	Nine Months Ended September 30,
	2015	2014
Balance at beginning of period	$1,446	$1,239
Deferred revenues for current period service contracts	603	569
Earned revenues in current period	(398)	(368)
Refunds of canceled contracts	(58)	(33)
Translation and other adjustments	(26)	(1)
Balance at end of period	$1,567	$1,406

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 9. Financial Liabilities
The components of Financial liabilities were as follows (in millions of dollars):

	September 30, 2015
	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable Within One Year:
	Effective
Tranche B Term Loan due 2017	4.06%	(1)	$33	$33
Tranche B Term Loan due 2018	3.60%	(2)	18	18
Canadian Health Care Trust Note - Tranche B	9.21%	(3)	22	22

	Weighted Average
Other:
Capital lease obligations	10.07%		74	67
Other financial obligations	14.36%		45	43
Total other financial liabilities			119	110
Total financial liabilities payable within one year			$192	$183

	Maturity	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable After One Year:
		Effective
Tranche B Term Loan due 2017	5/24/2017	4.06%	(1)	$3,085	$3,057
Tranche B Term Loan due 2018	12/31/2018	3.60%	(2)	1,706	1,688
Secured Senior Notes due 2021	6/15/2021	7.57%	(4)	3,080	3,173
Canadian Health Care Trust Notes:
Tranche B	6/30/2024	9.21%	(3)	276	281
Tranche C	6/30/2024	9.68%	(5)	101	90
Total Canadian Health Care Trust Notes				377	371

Mexico Bank Loan due 2022	3/20/2022	3.57%	(6)	500	500

		Weighted Average
Other:
Capital lease obligations	2017-2021	10.73%		290	273
Other financial obligations	2018-2024	13.74%		110	101
Total other financial liabilities				400	374
Total financial liabilities payable after one year				9,148	9,163
Total				$9,340	$9,346

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	December 31, 2014
	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable Within One Year:
	Effective
Tranche B Term Loan due 2017	4.06%	(1)	$33	$33
Tranche B Term Loan due 2018	3.60%	(2)	18	18
Canadian Health Care Trust Notes:
Tranche A	6.48%	(3)	81	82
Tranche B	9.21%	(3)	23	23
Total Canadian Health Care Trust Notes			104	105
Mexican development banks credit facility due 2025	8.09%	(7)	26	26

	Weighted Average
Other:
Capital lease obligations	9.81%		75	67
Other financial obligations	18.03%		61	59
Total other financial liabilities			136	126
Total financial liabilities payable within one year			$317	$308

	Maturity	Interest Rate		Face Value	Carrying Value
Financial Liabilities Payable After One Year:
		Effective
Tranche B Term Loan due 2017	5/24/2017	4.06%	(1)	$3,109	$3,069
Tranche B Term Loan due 2018	12/31/2018	3.60%	(2)	1,719	1,697
Secured Senior Notes due 2019	6/15/2019	7.30%	(8)	2,875	2,948
Secured Senior Notes due 2021	6/15/2021	7.57%	(4)	3,080	3,183
Canadian Health Care Trust Notes:
Tranche A	6/30/2017	6.48%	(3)	196	204
Tranche B	6/30/2024	9.21%	(3)	345	352
Tranche C	6/30/2024	9.68%	(5)	108	94
Total Canadian Health Care Trust Notes				649	650
Mexican development banks credit facilities:
Credit facility due 2021	12/23/2021	7.00%	(9)	204	204
Credit facility due 2025	7/19/2025	8.09%	(7)	257	257
Total Mexican development banks credit facilities				461	461

		Weighted Average
Other:
Capital lease obligations	2016-2021	10.59%		350	328
Other financial obligations	2018-2024	13.66%		146	135
Total other financial liabilities				496	463
Total financial liabilities payable after one year				12,389	12,471
Total				$12,706	$12,779

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(1)	Loan bears interest at LIBOR (subject to a 0.75 percent floor) + 2.75 percent. Stated interest rate as of both September 30, 2015 and December 31, 2014 was 3.50 percent.

(2)	Loan bears interest at LIBOR (subject to a 0.75 percent floor) + 2.50 percent. Stated interest rate as of both September 30, 2015 and December 31, 2014 was 3.25 percent.

(3)	Note bears interest at a stated rate of 9.00 percent.

(4)	Notes bear interest at a stated rate of 8.25 percent.

(5)	Note bears interest at a stated rate of 7.50 percent.

(6)	Represents the stated interest rate. Loan bears interest at one-month LIBOR + 3.35 percent.

(7)	Represents the stated interest rate. Loan bore interest at the 28 day Interbank Equilibrium Interest Rate ("TIIE") + 4.80 percent subject to a quarterly reset of TIIE.

(8)	Notes bore interest at a stated rate of 8.00 percent.

(9)	Represents the stated interest rate. Loan bore interest at the 28 day TIIE + 3.70 percent subject to a monthly reset of TIIE.
As of September 30, 2015, the carrying amounts of our financial obligations include fair value adjustments, premiums, discounts and loan origination fees totaling $6 million in excess of their face value related to the following obligations (in millions of dollars):

Tranche B Term Loan due 2017	$(28)
Tranche B Term Loan due 2018	(18)
Secured Senior Notes due 2021	93
Canadian Health Care Trust Notes	(6)
Liabilities for capital lease and other financial obligations	(35)
Total	$6
As of September 30, 2015, the aggregate annual contractual maturities of our financial liabilities at face value were as follows (in millions of dollars):

Remainder of 2015	$47
2016	187
2017	3,231
2018	1,931
2019	219
2020 and thereafter	3,725
Total	$9,340
Secured Senior Notes
On April 14, 2015, we provided a notice of redemption to the holders of our 8 percent secured senior notes due June 15, 2019 with an aggregate principal amount outstanding of $2,875 million ("2019 Notes"). The redemption occurred on May 14, 2015 at a price equal to the principal amount of the notes redeemed, plus accrued and unpaid interest to the date of redemption and a “make-whole” premium calculated in accordance with the terms of the indenture. The redemption amount including both the principal and "make-whole" premium was approximately $3.1 billion, including accrued and unpaid interest expense up to May 14, 2015, which was paid from cash on hand. In connection with the redemption, we recorded a charge of $71 million in the second quarter of 2015, which consisted of the payment of the "make-whole" premium and the write-off of the unamortized debt issuance costs partially offset by the write-off of the remaining unamortized debt premium. The charge is included in (Gain) loss on extinguishment of debt, net in the accompanying Condensed Consolidated Statements of Income.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

During the nine months ended September 30, 2015, a "make-whole" premium of $133 million upon redemption of the 2019 Notes and interest payments of $222 million were made on the secured senior notes. The $355 million of payments were composed of $262 million that was included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2015, and $93 million related to the repayment of the debt issuance premium on the secured senior notes, which is included in Net Cash Used in Financing Activities in the accompanying Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2015.
During the nine months ended September 30, 2014, net interest payments of $210 million were made on the outstanding secured senior notes. The $210 million of net interest payments were composed of $198 million that was included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014, and $12 million related to the repayment of the debt issuance premium on the secured senior notes, which is included in Net Cash Used in Financing Activities in the accompanying Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014.
FCA Mexico Credit Agreements
On March 20, 2015, FCA Mexico, S.A. de C.V., formerly known as Chrysler de Mexico, S.A. de C.V., (“FCA Mexico”) our principal operating subsidiary in Mexico, entered into a $900 million non-revolving loan agreement (“Mexico Bank Loan”), maturing on March 20, 2022. On March 20, 2015, FCA Mexico received an initial disbursement of $500 million, which bears interest at one-month LIBOR plus 3.35 percent per annum. Effective July 20, 2015, we extended the disbursement term of the Mexico Bank Loan through September 20, 2016, during which time the remaining $400 million is available for disbursement, subject to meeting certain preconditions and a commitment fee of 0.50 percent per annum on the undisbursed balance.
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

In connection with the prepayment of the Mexican development bank credit facilities, we recorded a non-cash charge of $10 million in the first quarter of 2015, which consisted of the write-off of the remaining unamortized debt issuance costs. The charge is included in (Gain) loss on extinguishment of debt, net in the accompanying Condensed Consolidated Statements of Income.
Canadian Health Care Trust Notes
On July 31, 2015, we made a prepayment on the Canadian Health Care Trust Tranche A Note ("Canadian HCT Tranche A Note") of the remaining scheduled payments due on June 30, 2016 and June 30, 2017. The amount of the prepayment, determined in accordance with the terms of the Canadian HCT Tranche A Note, was $164 million and was composed of a $163 million principal payment and interest accrued through July 31, 2015 of $1 million. The $163 million Canadian HCT Tranche A Note principal payment consisted of $6 million of interest that was previously capitalized as additional debt with the remaining $157 million representing a prepayment of the original principal balance. In connection with this prepayment, we recorded a non-cash gain of $18 million in the third quarter of 2015. The gain is included in (Gain) loss on extinguishment of debt, net in the accompanying Condensed Consolidated Statements of Income.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

On January 2, 2015, we made a prepayment on the Canadian HCT Tranche A Note of the scheduled payment due on June 30, 2015. The amount of the prepayment, determined in accordance with the terms of the Canadian HCT Tranche A Note, was $99 million and was composed of an $87 million principal payment and interest accrued through January 2, 2015 of $12 million. The $87 million Canadian HCT Tranche A Note principal payment consisted of $12 million of interest that was previously capitalized as additional debt with the remaining $75 million representing a prepayment of the original principal balance.
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
The payments of capitalized interest are included as a component of Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014.
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
In connection with the prepayment of the VEBA Trust Note, we recorded a non-cash charge of $504 million in the first quarter of 2014, consisting primarily of the remaining unamortized debt discount. The charge is included in (Gain) loss on extinguishment of debt, net in the accompanying Condensed Consolidated Statements of Income.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Amounts Available for Borrowing under Credit Facilities
As of September 30, 2015, our $1.3 billion revolving credit facility remains undrawn and $400 million remains undisbursed under the Mexico Bank Loan discussed above. The Tranche B Term Loan due 2017 and the Tranche B Term Loan due 2018 remain fully drawn.
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
We recognized income tax expense of $106 million and income tax benefit of $(1,468) million for the three and nine months ended September 30, 2015, respectively. We recognized income tax expense of $162 million and $213 million for the three and nine months ended September 30, 2014, respectively. Decreased tax expense during the three months ended September 30, 2015 is primarily due to a decrease in current quarter earnings, offset by an increased annual effective tax rate caused by the change in our tax status. The increase in tax benefit for the nine months ended September 30, 2015 is attributable to the $2,183 million deferred tax benefit partially offset by an increase in our annual effective tax rate due to our change in tax status.

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
Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. We establish an accrual in connection with pending or threatened litigation if a loss is probable and can be reasonably estimated. Since these accruals represent estimates, it is reasonably possible that the resolution of some of these matters could require us to make payments in excess of the amounts accrued. It is also reasonably possible that the resolution of some of the matters for which accruals could not be made may require us to make payments in an amount or range of amounts that could not be reasonably estimated at September 30, 2015.
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
We believe the jury verdict was not supported by the evidence or the law. We maintain that the 1999 Jeep Grand Cherokee is not defective, and its fuel system does not pose an unreasonable risk to motor vehicle safety. The vehicle met or exceeded all applicable Federal Motor Vehicle Safety Standards, including the standard governing fuel system integrity. Furthermore, we submitted extensive data to the National Highway Traffic Safety Administration ("NHTSA") validating that the vehicle performs as well as, or better than, peer vehicles in impact studies, and nothing revealed in the trial altered this data. During the trial, however, we were not allowed to introduce all the data previously provided to NHTSA, which demonstrated that the vehicle’s fuel system is not defective.
On August 10, 2015 we filed a notice of appeal with the Georgia Court of Appeals. While a decision by an appellate court could affirm the judgment, we believe it is more likely that the verdict will be overturned, that a new trial will be ordered or that the amount of the judgment will be further modified. We do not, therefore, believe a loss is probable at the present time. The amount of the possible loss cannot reasonably be estimated at this time given that we are in the early stages of what could be a lengthy appellate process, and the range of possible outcomes is between zero (as the verdict could be overturned or the award could be reduced to an immaterial amount) and the current judgment of $40 million.

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
Voluntary Service Actions and Recall Actions
On July 24, 2015, we entered into a consent order (the "Consent Order") with NHTSA, resolving the issues raised by NHTSA with respect to our execution of 23 recall campaigns in NHTSA’s Special Order issued to us on May 22, 2015 and further addressed at a NHTSA public hearing held on July 2, 2015.
Pursuant to the Consent Order, we agreed to make a $70 million cash payment to NHTSA and spend $20 million on industry and consumer outreach activities and incentives to enhance certain recall and service campaign completion rates. An additional $15 million payment will be payable by us if we fail to comply with certain terms of the Consent Order. On September 18, 2015, we made a payment of $70 million to NHTSA.
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
All premiums paid to repurchase vehicles in the three recall campaigns and customer incentives will be applied as credits to the $20 million that we have agreed to spend on industry outreach amounts under the Consent Order.  In considering the likelihood that vehicle owners will choose the repurchase alternative over the original repair remedy, the age, average wear and tear and mileage of the covered vehicles, the manner in which each covered vehicle class is typically used by owners, and the incremental costs owners will likely incur in acquiring a replacement vehicle were all factors that were evaluated in order to assess likely costs and financial exposure. As a result, although such amounts may exceed $20 million, we do not expect the net cost of providing these additional alternatives will be material to our financial position, liquidity or results of operations. We began our buyback program on October 1, 2015.
The Consent Order will remain in place for three years subject to NHTSA’s right to extend for an additional year in the event of FCA US's noncompliance with the Consent Order.
As a result of our heightened scrutiny of our regulatory reporting obligations growing out of the Consent Order, we identified deficiencies in our Transportation Recall Enhancement, Accountability and Documentation ("TREAD") reporting. We promptly notified NHTSA of these issues, and committed to a thorough investigation, to be followed by complete remediation. We are in regular communication with NHTSA about our progress in the investigation. We take this issue extremely seriously, and will continue to cooperate with NHTSA to resolve this matter and ensure these issues do not re-occur. We do not believe resolution of this issue will have a material impact on our financial performance.
We periodically initiate voluntary service and recall actions to address various customer satisfaction, safety and emissions issues related to vehicles we sell. We accrue for estimated product warranty obligations, including the estimated cost of these service and recall actions, when the related sale is recognized. The estimated future costs of these actions are based primarily on historical claims experience for our vehicles. Refer to Note 8, Accrued Expenses and Other Liabilities, for additional information.

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
Restricted Cash
Restricted cash, which includes cash equivalents, was $309 million as of September 30, 2015. Restricted cash included $207 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler AG and $102 million of collateral for other contractual agreements.
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
Employees
In the U.S. and Canada combined, substantially all of our hourly employees and approximately 19 percent of our salaried employees were represented by unions under collective bargaining agreements. These represented employees are approximately 64 percent of our worldwide workforce as of September 30, 2015. The UAW and Unifor represent substantially all of these represented employees in the U.S. and Canada, respectively.
On October 22, 2015, FCA US and the UAW signed a new four-year national collective bargaining agreement, which will expire in September 2019. For discussion on the four-year agreement with the UAW refer to Note 20, Subsequent Events. The collective bargaining labor agreement between FCA Canada and Unifor will expire September 2016.
On January 21, 2014, we entered into the memorandum of understanding ("MOU") with the UAW to supplement our existing collective bargaining agreement. For the discussion on the MOU agreement with the UAW refer to Note 15, Other Transactions with Related Parties.
Other Matters
Explosions at the Port of Tianjin, China
On August 12, 2015, a series of explosions which occurred at a container storage station at the Port of Tianjin, China, impacted several storage areas containing approximately 25,000 FCA branded vehicles of which approximately 13,300 are owned by us and approximately 11,400 vehicles previously sold to our distributor. As of result of the explosions, nearly all of the vehicles in the Port were impacted and some were destroyed. We are working with our insurance companies to assess the extent of our losses.
Our insurance policies provide coverage for the damage to our property and for business interruption losses related to lost sales or profits as a result of the explosions. Insurance recoveries can be recognized in the financial statements if recovery of losses is probable up to the amount of the losses recognized excluding business interruption losses related to lost sales or lost profits.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

During the three months ended September 30, 2015, based on management's current assessment, we recorded $99 million of incentives as a reduction to Revenues, net related to vehicles affected by the explosions. In addition, we recorded a charge of $60 million to reduce the value of our inventory held in China to the estimated net realizable value for our vehicles that were impacted by the explosions in Tianjin, China.
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
The SCUSA Agreement has a ten year term commencing February 2013, subject to early termination in certain circumstances, including the failure by a party to comply with certain of its ongoing obligations under the SCUSA Agreement. In accordance with the terms of the agreement, SCUSA provided us an upfront, nonrefundable payment of $150 million in May 2013, which was recognized as Deferred revenue and is being amortized over ten years. As of September 30, 2015, $114 million remained in Deferred revenue in the accompanying Condensed Consolidated Balance Sheets.
We have provided SCUSA with limited exclusivity rights to participate in specified minimum percentages of certain of our retail financing rate subvention programs. SCUSA has committed to certain revenue sharing arrangements, as well as to consider future revenue sharing opportunities. SCUSA bears the risk of loss on loans contemplated by the SCUSA Agreement. The parties share in any residual gains and losses with respect to consumer leases, subject to specific provisions in the SCUSA Agreement, including limitations on our participation in gains and losses. Our dealers and retail customers also obtain funding from other financing sources.
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
As of September 30, 2015, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $314 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at September 30, 2015, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made, net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 12. Fair Value Measurements
The following summarizes our financial assets and liabilities measured at fair value on a recurring basis (in millions of dollars):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$10,099	$2,851	$—	$12,950
Restricted cash	309	—	—	309
Derivatives:
Currency forwards and swaps	—	349	—	349
Commodity swaps and options	—	4	1	5
Total	$10,408	$3,204	$1	$13,613
Liabilities:
Derivatives:
Currency forwards and swaps	$—	$27	$—	$27
Commodity swaps and options	—	34	28	62
Total	$—	$61	$28	$89

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$12,081	$2,457	$—	$14,538
Restricted cash	310	—	—	310
Derivatives:
Currency forwards and swaps	—	238	—	238
Commodity swaps and options	—	1	4	5
Total	$12,391	$2,696	$4	$15,091
Liabilities:
Derivatives:
Currency forwards and swaps	$—	$169	$—	$169
Commodity swaps and options	—	38	9	47
Total	$—	$207	$9	$216
During the nine months ended September 30, 2015 and 2014, there were no transfers between Level 1 and Level 2 or into or out of Level 3.
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
The following summarizes the changes in Level 3 items measured at fair value on a recurring basis (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Derivatives Assets (Liabilities):
Fair Value at beginning of the period	$(31)	$18	$(5)	$3
Total realized and unrealized gains (losses):
Included in Net income (1)	(2)	6	(2)	14
Included in Other comprehensive income (loss) (2)	(7)	(22)	(36)	(4)
Settlements (3)	13	(7)	16	(18)
Fair value at end of the period	$(27)	$(5)	$(27)	$(5)
Changes in unrealized gains (losses) relating to instruments held at end of period (1)	$—	$—	$—	$—

(1)	The related realized and unrealized gains (losses) are recognized in Cost of sales in the accompanying Condensed Consolidated Statements of Income.

(2)	The related realized and unrealized gains (losses) are recognized in Other comprehensive income (loss) in the accompanying Condensed Consolidated Statements of Comprehensive Income.

(3)	There were no purchases, issuances or sales during the three and nine months ended September 30, 2015 and 2014.
The following summarizes the unobservable inputs related to Level 3 items measured at fair value on a recurring basis as of September 30, 2015:

	Net Liability (in millions of dollars)	Valuation Technique	Unobservable Input	Range	Unit of Measure
Commodity swaps	$(27)	Discounted	Platinum forward points	$ 0.16 — $ 8.00	Per troy ounce
		cash flow	Palladium forward points	$ 0.00 — $ 4.49	Per troy ounce
			Natural gas forward points	$ (0.09) — $ 0.26	Per giga-joule
The forward points that were used in the valuation of platinum, palladium and certain natural gas contracts were deemed unobservable. Significant increases or decreases in any of the unobservable inputs in isolation would not significantly impact our fair value measurements.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The carrying amounts and estimated fair values of our financial instruments were as follows (in millions of dollars):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$12,950	$12,950	$14,538	$14,538
Restricted cash	309	309	310	310
Financial liabilities (1)	9,346	9,514	12,779	13,213
Derivatives:
Included in Prepaid expenses and other assets and Advances to related parties and other financial assets	354	354	243	243
Included in Accrued expenses and other liabilities	89	89	216	216

(1)
As of September 30, 2015, the fair value of Financial liabilities includes $8.1 billion and $1.4 billion measured utilizing Level 2 and Level 3 inputs, respectively. As of December 31, 2014, the fair value of Financial liabilities includes $11.3 billion and $1.9 billion measured utilizing Level 2 and Level 3 inputs, respectively.

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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 13. Derivative Financial Instruments and Risk Management
Derivative Instruments
All derivative instruments are recognized in the accompanying Condensed Consolidated Balance Sheets at fair value. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. The fair values of our derivative financial instruments are based on pricing models or formulas using current estimated cash flow and discount rate assumptions. We include an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. The adjustment is estimated based on the net exposure by counterparty. We use an estimate of the counterparty’s non-performance risk when we are in a net asset position and an estimate of our own non-performance risk when we are in a net liability position. As of September 30, 2015 and December 31, 2014, the adjustment for non-performance risk did not materially impact the fair value of derivative instruments.
The use of derivatives exposes us to the risk that a counterparty may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single–A or better. The aggregate fair value of derivative instruments in asset positions as of September 30, 2015 and December 31, 2014 was approximately $354 million and $243 million, respectively, representing the maximum loss that we would recognize at that date if all counterparties failed to perform as contracted. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss that we would recognize if all counterparties failed to perform as contracted could be significantly lower.
The terms of the agreements with our counterparties for foreign currency exchange and commodity hedge contracts require us to post collateral when derivative instruments are in a liability position, subject to posting thresholds. In addition, these agreements contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding net asset or liability positions. These cross-default provisions could be triggered if there was a non-performance event under certain debt obligations. The fair values of the related gross liability positions as of September 30, 2015 and December 31, 2014, which represent our maximum potential exposure, were $89 million and $216 million, respectively. As of September 30, 2015, we posted $9 million as collateral for hedging contracts. The cash collateral is included in Restricted cash in the accompanying Condensed Consolidated Balance Sheets. Pursuant to the terms of our agreements, no collateral was required to be posted as of December 31, 2014.
The following presents the gross and net amounts of our derivative assets and liabilities after giving consideration to the terms of the master netting arrangements with our counterparties (in millions of dollars):

	September 30, 2015		December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amounts recognized in the Consolidated Balance Sheets	$354	$89	$243	$216
Gross amounts not offset in the Consolidated Balance Sheets that are eligible for offsetting:
Derivatives	(76)	(76)	(192)	(192)
Cash collateral pledged	4	(5)	—	—
Net Amount	$282	$8	$51	$24
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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Cash Flow Hedges
We use financial instruments designated as cash flow hedges to hedge exposure to foreign currency exchange risk associated with transactions in currencies other than the functional currency in which we operate. We also use financial instruments designated as cash flow hedges to hedge our exposure to commodity price risk associated with buying certain commodities used in the ordinary course of our operations. Changes in the fair value of designated derivatives that are highly effective as cash flow hedges are recorded in AOCI, net of estimated income taxes. These changes in the fair value are then released into earnings contemporaneously with the earnings effects of the hedged items. Cash flows associated with cash flow hedges are reported in Net Cash Provided by Operating Activities in the accompanying Condensed Consolidated Statements of Cash Flows. The ineffective portions of the fair value changes are recognized in the results of operations immediately. The amount of ineffectiveness recorded for the three months ended September 30, 2015 and 2014 was immaterial. Our cash flow hedges mature within 25 months.
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
The following summarizes the fair values of derivative instruments designated as cash flow hedges which were outstanding (in millions of dollars):

	September 30, 2015
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$5,351	$255	$(11)
Commodity swaps	213	1	(37)
Total	$5,564	$256	$(48)

	December 31, 2014
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$5,621	$206	$(94)
Commodity swaps	258	4	(19)
Total	$5,879	$210	$(113)

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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The following summarizes the pre-tax effect of gains (losses) recorded in Other comprehensive income (loss) and reclassified from AOCI to income (in millions of dollars):

	Three Months Ended September 30, 2015
	AOCI as of July 1, 2015	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of September 30, 2015
Currency forwards and swaps	$176	$247	$157	$266
Commodity swaps	(40)	(13)	(4)	(49)
Total	$136	$234	$153	$217

	Three Months Ended September 30, 2014
	AOCI as of July 1, 2014	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of September 30, 2014
Currency forwards and swaps	$(78)	$142	$30	$34
Commodity swaps	26	(19)	6	1
Total	$(52)	$123	$36	$35

	Nine Months Ended September 30, 2015
	AOCI as of January 1, 2015	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of September 30, 2015
Currency forwards and swaps	$116	$403	$253	$266
Commodity swaps	(14)	(44)	(9)	(49)
Total	$102	$359	$244	$217

	Nine Months Ended September 30, 2014
	AOCI as of January 1, 2014	Gain (Loss) Recorded in OCI	Gain (Loss) reclassified from AOCI to Income	AOCI as of September 30, 2014
Currency forwards and swaps	$106	$47	$119	$34
Commodity swaps	8	11	18	1
Total	$114	$58	$137	$35
We expect to reclassify existing pre-tax net gains of $217 million from AOCI to income within the next 12 months.

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
The following summarizes the fair values of derivative instruments not designated as hedges (in millions of dollars):

	September 30, 2015
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$1,140	$94	$(16)
Commodity swaps and options	396	4	(25)
Total	$1,536	$98	$(41)

	December 31, 2014
	Notional Amounts	Derivative Assets (1)	Derivative Liabilities (2)
Currency forwards and swaps	$1,651	$32	$(75)
Commodity swaps and options	399	1	(28)
Total	$2,050	$33	$(103)

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
The following summarizes the effect of derivative instruments not designated as hedges in the respective financial statement captions of the accompanying Condensed Consolidated Statements of Income (in millions of dollars):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial Statement Caption	2015 Gain (Loss)	2014 Gain (Loss)	2015 Gain (Loss)	2014 Gain (Loss)
Currency forwards and swaps	Revenues, net	$28	$9	$58	$(7)
Commodity swaps and options	Cost of sales	(28)	(3)	(54)	(4)
	Total	$—	$6	$4	$(11)

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
Benefits Expense
The components of pension and OPEB cost (income) were as follows (in millions of dollars):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Pension Benefits	OPEB	Pension Benefits	OPEB	Pension Benefits	OPEB	Pension Benefits	OPEB
Service cost	$53	$6	$57	$6	$158	$19	$168	$21
Interest cost	302	27	349	32	945	82	1,064	100
Expected return on plan assets	(421)	—	(425)	—	(1,280)	—	(1,265)	—
Recognition of net actuarial losses	18	5	15	6	80	20	58	17
Amortization of prior service cost	4	—	2	—	14	1	10	—
Net periodic benefit cost (income)	$(44)	$38	$(2)	$44	$(83)	$122	$35	$138
Contributions and Payments
During the nine months ended September 30, 2015, employer contributions of $3 million and $47 million were made to our U.S. and Canadian funded pension plans, respectively. For the remainder of 2015, employer contributions to our U.S. funded pension plans are expected to be $229 million, of which $2 million will be made to satisfy minimum funding requirements and $227 million will be discretionary; employer contributions to our Canadian funded pension plans are expected to be $26 million, of which $25 million will be made to satisfy minimum funding requirements and $1 million will be discretionary.
Employer contributions to our unfunded pension and OPEB plans amounted to $13 million and $128 million, respectively, for the nine months ended September 30, 2015. Employer contributions to our unfunded pension and OPEB plans for the remainder of 2015 are expected to be $3 million and $42 million, respectively, which represent the expected benefit payments to participants.
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
Concurrent with the closing of the Equity Purchase Agreement, we entered into a contractually binding and legally enforceable MOU with the UAW to supplement our existing collective bargaining agreement. In exchange for the UAW's legally binding specific commitment to continue to support the implementation of World Class Manufacturing programs throughout our manufacturing facilities, to facilitate benchmarking across all of our manufacturing plants and to actively assist in the achievement of our long-term business plan, we agreed to make payments totaling $700 million to be paid in four equal annual installments. As of the transaction date, this payment obligation had a fair value of $672 million, which was determined by discounting the payments under the MOU to their present value considering our non-performance risk over the payment period associated with those payments and the unsecured nature of the obligation. At the direction of the UAW, the payments are to be made to the VEBA Trust. The first and second installments of $175 million were paid on January 21, 2014 and January 21, 2015, respectively. These installments are reflected in the operating section of the accompanying Condensed Consolidated Statements of Cash Flows.

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

As the expected discount that would have been realized in order to complete a successful IPO represented a market-based discount that would have been reflected in an IPO price, Fiat concluded it should be included in the measurement at the transaction date between a willing buyer and willing seller under the principles in Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures".
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
In May 2012, and pursuant to a 2011 definitive technology license agreement with FCA, we recorded a $37 million license fee for FCA’s use of intellectual property in the production of two vehicles. We began amortizing the applicable portion of the seven year license fee when production launched for each of the vehicles in 2013. As of September 30, 2015, $24 million remained in Deferred revenue in the accompanying Condensed Consolidated Balance Sheets.
In May 2013, we entered into a $120 million six-year capital lease with FCA related to equipment and tooling used in the production of a vehicle.
In December 2013, we entered into an agreement with FCA related to the production of a vehicle for which FCA will incur, on our behalf, costs and expenses for the development, manufacture and procurement of tooling, machinery and equipment. During the three months ended September 30, 2015 and 2014, $5 million and $61 million, respectively, of such costs and expenses associated with unique tooling, machinery and equipment were recognized in Property, plant and equipment, net in the accompanying Condensed Consolidated Balance Sheets. For the nine months ended September 30, 2015 and 2014, we recognized costs and expenses associated with unique tooling, machinery and equipment in our Property, plant and equipment, net amounting to $40 million and $170 million, respectively in the accompanying Condensed Consolidated Balance Sheets. As of September 30, 2015 and December 31, 2014, $214 million and $234 million, respectively, remained in Property, plant and equipment, net in the accompanying Condensed Consolidated Balance Sheets.
In March 2014, we entered into an additional agreement with FCA which sets out the terms under which we will fund our share of certain common capital investments, determined proportionally based on our share of committed contract volumes of supplied vehicles. During the three months ended September 30, 2015 and 2014 and in accordance with the agreement, we recorded $32 million and $64 million related to common capital investments. For the nine months ended September 30, 2015 and 2014, we recorded $96 million and $289 million, respectively related to common capital investments. In addition, after production of the vehicle began and vehicles were sold, we began amortizing the prepaid asset during the third quarter 2014. As a result, $320 million and $279 million remained in Prepaid expenses and other assets in the accompanying Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, respectively.

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
In October 2014, Chrysler Japan Co., Ltd, ("Chrysler Japan") acquired substantially all of the assets and liabilities of Fiat Group Automobiles Japan Ltd. (“FGAJ”) in exchange for newly issued shares in Chrysler Japan representing a 40 percent stake in the entity. The carrying value of the assets acquired and liabilities assumed at the date of the acquisition include: Trade receivables of $9 million, Inventories of $49 million, Property, plant and equipment, net and other assets of $2 million, Trade liabilities of $8 million and Accrued expenses and other liabilities of $52 million. The Company retained a 60 percent ownership stake upon completion of the transaction and will continue to consolidate Chrysler Japan within the Condensed Consolidated Statements of Income and the Condensed Consolidated Balance Sheets, with noncontrolling interest recognized for FGAJ's ownership percentage. Effective January 1, 2015, Chrysler Japan is now known as FCA Japan Ltd.
In January 2015, our agreement to join in a joint venture partnership with FCA and Guangzhou Automobile Group Co., Ltd. was approved by the People's Republic of China. According to the agreement, our joint venture will begin localized production of three new Jeep vehicles for the Chinese market, expanding the portfolio of Jeep SUVs currently available to Chinese consumers as imports. Production of the first vehicle began in October 2015.
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
Also in January 2015, CAPIC contributed 500 million renminbi ($80 million U.S. dollars ("USD")) in cash to the joint venture increasing our recorded equity interest in the joint venture to 32 percent, which increased our recorded investment. The joint venture is accounted for as an equity method investment.
In March 2015, we entered into a five-year license agreement with FCA for the use of certain of our intellectual property related to the manufacturing and sale of a vehicle in Brazil.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

The following summarizes our transactions with FCA (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales of vehicles, parts and services provided to FCA	$810	$556	$3,017	$1,867
Purchases of vehicles, parts, services, tooling, machinery and equipment from FCA	1,553	723	4,523	1,982
Amounts capitalized in Property, plant and equipment, net and Other intangible assets, net	56	102	170	305
Reimbursements to FCA recognized (1)	3	31	7	51
Reimbursements from FCA recognized (1)	4	10	11	24
Royalty income from FCA	3	3	9	9
Royalty fees incurred for intellectual property contributed by FCA	—	—	2	1
Interest income on financial resources provided to FCA	—	—	1	1
Interest expense on financial resources provided by FCA	1	5	4	10

(1)	Includes reimbursements recognized for costs related to shared engineering and development activities performed under the product and platform sharing arrangements.
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
Related Party Summary
Amounts due from and to related parties were as follows (in millions of dollars):

	September 30, 2015
	FCA	Other	Total
Amounts due from related parties (included in Prepaid expenses and other assets and Advances to related parties and other financial assets)	$783	$22	$805
Amounts due to related parties (included in Accrued expenses and other liabilities)	$2,820	$15	$2,835
Financial liabilities to related parties (included in Financial liabilities)	64	—	64
Total due to related parties	$2,884	$15	$2,899

	December 31, 2014
	FCA	Other	Total
Amounts due from related parties (included in Prepaid expenses and other assets and Advances to related parties and other financial assets)	$1,195	$20	$1,215
Amounts due to related parties (included in Accrued expenses and other liabilities)	$1,158	$11	$1,169
Financial liabilities to related parties (included in Financial liabilities)	83	—	83
Total due to related parties	$1,241	$11	$1,252
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
There were no restructuring charges during the three months ended September 30, 2015 and less than $1 million in charges recorded for the nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, we recorded charges of $1 million and $11 million, respectively. During the nine months ended September 30, 2015, the charges related to associated costs for previously announced restructuring initiatives. During the three and nine months ended September 30, 2014 the charges primarily related to employee severance costs.
We made refinements to existing reserve estimates resulting in net reductions of $1 million and $9 million for the three and nine months ended September 30, 2015. No refinements were made to existing reserve estimates during the three months ended September 30, 2014. We made refinements of $6 million for the nine months ended September 30, 2014. During the three months ended September 30, 2015, the adjustments related to decreases in the expected work force reduction costs. During the nine months ended September 30, 2015 and 2014 the adjustments related to decreases in the expected work force reduction cost and legal claim reserves. In both periods, the adjustments were made as a result of management’s adequacy reviews, which took into consideration the status of the restructuring actions and the estimated costs to complete the actions.
The restructuring charges and reserve adjustments are included in Restructuring expense (income), net in the accompanying Condensed Consolidated Statements of Income and would have otherwise been reflected in Cost of sales and Selling, administrative and other expenses.
We anticipate that the total costs we will incur related to these restructuring activities, including the initial assumption of the $554 million obligation from Old Carco, as well as additional charges and refinements made to the estimates, will be $526 million, including $366 million related to employee workforce reduction costs and $160 million of other costs. We expect to make further payments of approximately $30 million.

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Restructuring reserves are included in Accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets. The following summarizes the restructuring reserves activity (in millions of dollars):

	Nine Months Ended September 30,
	2015			2014
	Workforce Reductions	Other	Total	Workforce Reductions	Other	Total
Balance at beginning of period	$9	$35	$44	$11	$45	$56
Charges	—	1	1	10	1	11
Adjustments to reserve estimates	(1)	(8)	(9)	(1)	(5)	(6)
Payments	(3)	—	(3)	(10)	(2)	(12)
Other, including currency translation	—	(3)	(3)	—	(3)	(3)
Balance at end of period	$5	$25	$30	$10	$36	$46
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
Due to the continuing deterioration of the economic conditions in Venezuela, as of June 30, 2015 we came to believe it is unlikely that the majority of our future transactions to exchange VEF for USD will be at the SICAD rate. Rather, we have determined that the SIMADI exchange rate is the most appropriate rate to use based on the volume of VEF to USD exchange transactions that have occurred in Venezuela utilizing the SIMADI exchange rate as compared to the SICAD. As a result of adopting the SIMADI exchange rate at June 30, 2015, we recorded remeasurement charges on our VEF denominated net monetary assets, including cash and cash equivalents in Venezuela, of $59 million as a reduction to Revenues, net using an exchange rate of 197.3 VEF per USD. We also recorded a charge of $30 million to reduce inventory held in Venezuela to the lower of cost or market as, due to pricing controls, we are unable to increase the VEF sales price in Venezuela to compensate for the devaluation. The September 30, 2015 exchange rate of 199 VEF to USD did not result in the recording of material charges during the three months ended September 30, 2015.
As of September 30, 2015 and December 31, 2014, the net monetary liabilities and the net monetary assets of FCA Venezuela denominated in VEF were 278 million ($1 million at 199 VEF per USD) and 783 million ($65 million at 12.0 VEF per USD), respectively, which included cash and cash equivalents denominated in VEF of 991 million ($5 million at 199 VEF per USD) and 1,785 million ($149 million at 12.0 VEF per USD), respectively.
During the nine months ended September 30, 2015, in addition to the charges disclosed above, we recorded an approximately $4 million charge as a reduction to Revenues, net related to the exchange of VEF to USD utilizing the SIMADI exchange rate of 189.0 VEF to USD for a purchase of parts.
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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

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
Note 18. Share-Based Compensation
Performance Share Units
During the second quarter of 2015, FCA awarded a total of 4,558,400 million Performance Share Units (“PSU”) to certain key employees of FCA US under the framework of the FCA equity incentive plan. The PSU awards, which represent the right to receive FCA shares, have financial performance goals covering a five-year period from 2014 to 2018. The performance goals include a net income target as well as total shareholder return (“TSR”), with each weighted at 50 percent and settled independently of the other. Half of the award will vest if the performance targets for the net income award (“PSU NI Award”) are met; whereas the remaining 50 percent of the PSUs, (“PSU TSR Awards”), which are based on market conditions, have a payout scale ranging from 0 percent to 150 percent. Accordingly, the total number of shares that will eventually be issued may vary from the original award of 4.6 million shares. One third of the total PSU award will vest in February 2017, a cumulative two-thirds in February 2018, and a cumulative 100 percent in February 2019 if the respective financial performance goals for the years 2014 to 2016, 2014 to 2017 and 2014 to 2018 are achieved. None of the PSU awards were forfeited and none of the outstanding PSU awards had vested as of September 30, 2015.
We recognize compensation cost for the awards in our financial statements over the requisite service period in accordance with ASC 718. Also, as we will not provide any consideration to FCA for the awards, we consider this transaction to be a capital contribution from FCA. Share-based compensation expense is recorded in Selling, administrative and other expenses in the accompanying Condensed Consolidated Statements of Income.
The vesting of the PSU NI Awards will be determined by comparing the FCA’s net profit, excluding unusual items, compared to the net income targets established in FCA's business plan that was published in May 2014. The performance period for the PSU NI Awards commenced on January 1, 2014. Achieving these income targets is a performance condition which under US GAAP is considered a vesting condition.

Restricted Share Units
During the second quarter of 2015, FCA awarded 2,279,200 Restricted Share Units (“RSUs”) to certain key employees of the FCA US, which represent the right to receive FCA shares. These shares will vest in three equal tranches in February of 2017, 2018 and 2019. None of the outstanding RSU awards were forfeited and none of the outstanding RSU awards had vested as of September 30, 2015.

The total expense recognized for the FCA share-based compensation awards for the three and nine months ended September 30, 2015 was $11 million with a corresponding adjustment to contributed capital from FCA in our Condensed Consolidated Statements of Members' Deficit.

As of September 30, 2015, we had unrecognized share based compensation expense related to non-vested awards of approximately $84 million based on current assumptions related to achievement of specified performance objectives, when applicable. Unrecognized share-based compensation costs will be recognized over a weighted-average period of 2.4 years.

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

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statements of Comprehensive Income (Loss) (in millions of dollars):

	Three Months Ended September 30, 2015
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	FCA US LLC Consolidated
Revenues, net	$22,764	$2,143	$10,055	$(13,207)	$21,755
Cost of sales	20,762	2,078	9,964	(13,215)	19,589
GROSS MARGIN	2,002	65	91	8	2,166
Selling, administrative and other expenses	1,122	44	130	12	1,308
Research and development expenses, net	554	—	25	—	579
Restructuring (income) expenses, net	—	(1)	—	—	(1)
Interest expense	125	5	20	(18)	132
Interest income	(12)	(3)	(6)	11	(10)
(Gain) Loss on extinguishment of debt, net	—	—	(18)	—	(18)
INCOME (LOSS) BEFORE INCOME TAXES	213	20	(60)	3	176
Income tax (benefit) expense	131	5	(20)	(10)	106
Equity in net income (loss) of subsidiaries	16	(12)	—	(4)	—
NET INCOME (LOSS)	66	27	(40)	17	70
Less: Income (loss) attributable to noncontrolling interest	—	—	2	—	2
NET INCOME (LOSS) ATTRIBUTABLE TO FCA US LLC	66	27	(42)	17	68
Other comprehensive income (loss)	35	—	(105)	105	35
TOTAL COMPREHENSIVE INCOME (LOSS)	101	27	(145)	122	105
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	3	—	3
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO FCA US LLC	$101	$27	$(148)	$122	$102

	Three Months Ended September 30, 2014
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	FCA US LLC Consolidated
Revenues, net	$21,414	$2,527	$10,913	$(14,194)	$20,660
Cost of sales	19,083	2,519	10,405	(14,204)	17,803
GROSS MARGIN	2,331	8	508	10	2,857
Selling, administrative and other expenses	993	18	258	57	1,326
Research and development expenses, net	533	—	32	—	565
Restructuring expenses (income), net	—	—	1	—	1
Interest expense	183	7	37	(18)	209
Interest income	(12)	(1)	(13)	9	(17)
INCOME (LOSS) BEFORE INCOME TAXES	634	(16)	193	(38)	773
Income tax (benefit) expense	27	3	131	1	162
Equity in net (income) loss of subsidiaries	(4)	(13)	—	17	—
NET INCOME (LOSS)	611	(6)	62	(56)	611
Other comprehensive (loss) income	68	—	(83)	83	68
TOTAL COMPREHENSIVE (LOSS) INCOME	$679	$(6)	$(21)	$27	$679

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2015
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	FCA US LLC Consolidated
Revenues, net	$66,964	$6,977	$31,067	$(39,737)	$65,271
Cost of sales	60,126	6,848	30,044	(39,757)	57,261
GROSS MARGIN	6,838	129	1,023	20	8,010
Selling, administrative and other expenses	3,281	81	589	82	4,033
Research and development expenses, net	1,620	—	74	—	1,694
Restructuring expenses (income), net	—	(8)	—	—	(8)
Interest expense	454	14	68	(51)	485
Interest income	(35)	(2)	(26)	25	(38)
(Gain) Loss on extinguishment of debt, net	71	—	(8)	—	63
INCOME (LOSS) BEFORE INCOME TAXES	1,447	44	326	(36)	1,781
Income tax expense (benefit)	(1,547)	15	159	(95)	(1,468)
Equity in net income (loss) of subsidiaries	(252)	(25)	—	277	—
NET INCOME (LOSS)	3,246	54	167	(218)	3,249
Less: Income (loss) attributable to noncontrolling interest	—	—	3	—	3
NET INCOME (LOSS) ATTRIBUTABLE TO FCA US LLC	3,246	54	164	(218)	3,246
Other comprehensive (loss) income	28	—	(170)	170	28
TOTAL COMPREHENSIVE INCOME (LOSS)	3,274	54	(3)	(48)	3,277
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	4	—	4
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO FCA US LLC	$3,274	$54	$(7)	$(48)	$3,273

	Nine Months Ended September 30, 2014
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	FCA US LLC Consolidated
Revenues, net	$62,194	$7,769	$33,078	$(42,937)	$60,104
Cost of sales	55,529	7,661	31,572	(42,879)	51,883
GROSS MARGIN	6,665	108	1,506	(58)	8,221
Selling, administrative and other expenses	3,747	43	769	77	4,636
Research and development expenses, net	1,661	—	65	—	1,726
Restructuring expenses (income), net	—	(5)	10	—	5
Interest expense	576	14	101	(48)	643
Interest income	(32)	(2)	(33)	21	(46)
Loss on extinguishment of debt	504	—	—	—	504
INCOME (LOSS) BEFORE INCOME TAXES	209	58	594	(108)	753
Income tax expense (benefit)	7	30	178	(2)	213
Equity in net income (loss) of subsidiaries	(338)	(23)	—	361	—
NET INCOME (LOSS)	540	51	416	(467)	540
Other comprehensive (loss) income	(91)	—	(139)	139	(91)
TOTAL COMPREHENSIVE INCOME (LOSS)	$449	$51	$277	$(328)	$449

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheets (in millions of dollars):

	September 30, 2015
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	FCA US LLC Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$10,403	$103	$2,444	$—	$12,950
Restricted cash	17	—	10	—	27
Accounts receivable, net	849	284	337	—	1,470
Inventories	3,920	269	2,654	(248)	6,595
Prepaid expenses and other assets
Due from subsidiaries	—	—	144	(144)	—
Other	682	563	779	99	2,123
Deferred taxes	2,675	—	478	—	3,153
TOTAL CURRENT ASSETS	18,546	1,219	6,846	(293)	26,318
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	10,578	481	4,352	(113)	15,298
Equipment and other assets on operating leases, net	1,479	278	399	(41)	2,115
TOTAL PROPERTY AND EQUIPMENT	12,057	759	4,751	(154)	17,413
OTHER ASSETS:
Advances to related parties and other financial assets
Due from subsidiaries	2,087	546	11	(2,644)	—
Other	57	—	68	(37)	88
Investment in subsidiaries	5,046	223	—	(5,269)	—
Restricted cash	272	—	10	—	282
Goodwill	1,361	—	—	—	1,361
Other intangible assets, net	3,376	21	831	(727)	3,501
Prepaid expenses and other assets	300	19	344	—	663
Deferred taxes	483	—	329	—	812
TOTAL OTHER ASSETS	12,982	809	1,593	(8,677)	6,707
TOTAL ASSETS	$43,585	$2,787	$13,190	$(9,124)	$50,438
CURRENT LIABILITIES:
Trade liabilities	$9,010	$182	$2,976	$—	$12,168
Accrued expenses and other liabilities
Due to subsidiaries	1,973	784	—	(2,757)	—
Other	10,439	138	2,579	(5)	13,151
Current maturities of financial liabilities
Due to subsidiaries	3	—	339	(342)	—
Other	146	—	37	—	183
Deferred revenue	1,470	201	117	(11)	1,777
Deferred taxes	—	2	—	—	2
TOTAL CURRENT LIABILITIES	23,041	1,307	6,048	(3,115)	27,281
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	12,231	63	1,295	—	13,589
Financial liabilities
Other	8,274	—	889	—	9,163
Deferred revenue	907	212	210	—	1,329
Deferred taxes	—	43	—	—	43
TOTAL LONG-TERM LIABILITIES	21,412	318	2,394	—	24,124
MEMBER’S INTEREST (DEFICIT):
Membership interests	—	—	301	(301)	—
Contributed capital	673	1,660	2,066	(3,745)	654
Accumulated (losses) retained earnings	3,281	(498)	3,460	(3,079)	3,164
Accumulated other comprehensive loss	(4,822)	—	(1,116)	1,116	(4,822)
TOTAL MEMBER'S INTEREST (DEFICIT) ATTRIBUTABLE TO FCA US LLC	(868)	1,162	4,711	(6,009)	(1,004)
Member's interest (deficit) attributable to noncontrolling interest	—	—	37	—	37
TOTAL MEMBER'S INTEREST (DEFICIT)	(868)	1,162	4,748	(6,009)	(967)
TOTAL LIABILITIES AND MEMBER’S INTEREST (DEFICIT)	$43,585	$2,787	$13,190	$(9,124)	$50,438

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	December 31, 2014
	Parent	Guarantors	Non-Guarantors	Consolidating Adjustments	FCA US LLC Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$11,125	$112	$3,301	$—	$14,538
Restricted cash	1	—	4	—	5
Trade receivables, net	489	315	381	—	1,185
Inventories	3,276	207	2,890	(263)	6,110
Prepaid expenses and other assets
Due from subsidiaries	—	—	227	(227)	—
Other	747	801	853	1	2,402
Deferred taxes	51	—	497	—	548
TOTAL CURRENT ASSETS	15,689	1,435	8,153	(489)	24,788
PROPERTY AND EQUIPMENT:
Property, plant and equipment, net	11,078	524	4,120	(119)	15,603
Equipment and other assets on operating leases, net	1,671	282	330	(41)	2,242
TOTAL PROPERTY AND EQUIPMENT	12,749	806	4,450	(160)	17,845
OTHER ASSETS:
Advances to related parties and other financial assets
Due from subsidiaries	2,050	459	12	(2,521)	—
Other	61	—	34	(17)	78
Investment in subsidiaries	4,866	198	—	(5,064)	—
Restricted cash	293	—	12	—	305
Goodwill	1,361	—	—	—	1,361
Other intangible assets, net	3,461	22	905	(840)	3,548
Prepaid expenses and other assets	329	17	347	—	693
Deferred taxes	—	—	406	—	406
TOTAL OTHER ASSETS	12,421	696	1,716	(8,442)	6,391
TOTAL ASSETS	$40,859	$2,937	$14,319	$(9,091)	$49,024
CURRENT LIABILITIES:
Trade liabilities	$8,565	$154	$2,606	$—	$11,325
Accrued expenses and other liabilities
Due to subsidiaries	1,657	1,082	—	(2,739)	—
Other	7,473	37	3,396	—	10,906
Current maturities of financial liabilities
Due to subsidiaries	2	—	301	(303)	—
Other	144	—	164	—	308
Deferred revenue	2,018	157	123	(19)	2,279
TOTAL CURRENT LIABILITIES	19,859	1,430	6,590	(3,061)	24,818
LONG-TERM LIABILITIES:
Accrued expenses and other liabilities	11,536	156	1,453	—	13,145
Financial liabilities
Other	11,338	—	1,133	—	12,471
Deferred revenue	853	181	220	—	1,254
Deferred taxes	90	35	24	—	149
TOTAL LONG-TERM LIABILITIES	23,817	372	2,830	—	27,019
MEMBERS' INTEREST (DEFICIT):
Membership interests	—	—	324	(324)	—
Contributed capital	663	1,660	2,066	(3,745)	644
Accumulated (losses) retained earnings	1,373	(525)	3,422	(2,911)	1,359
Accumulated other comprehensive loss	(4,853)	—	(946)	950	(4,849)
TOTAL MEMBERS' INTEREST (DEFICIT) ATTRIBUTABLE TO CHRYSER GROUP LLC	(2,817)	1,135	4,866	(6,030)	(2,846)
Members' interest (deficit) attributable to noncontrolling interests	—	—	33	—	33
TOTAL MEMBERS' INTEREST (DEFICIT)	(2,817)	1,135	4,899	(6,030)	(2,813)
TOTAL LIABILITIES AND MEMBERS' INTEREST (DEFICIT)	$40,859	$2,937	$14,319	$(9,091)	$49,024

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statements of Cash Flows (in millions of dollars):

	Nine Months Ended September 30, 2015
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	FCA US LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$4,868	$122	$740	$(138)	$5,592
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(1,162)	(15)	(901)	—	(2,078)
Proceeds from disposals of property, plant and equipment	2	—	2	—	4
Purchases of equipment and other assets on operating leases	—	(5)	—	—	(5)
Proceeds from disposals of equipment and other assets on operating leases	—	2	—	—	2
Change in restricted cash	5	—	(17)	—	(12)
Capital contributions to unconsolidated subsidiaries	—	—	(80)	—	(80)
Other	21	—	9	(21)	9
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,134)	(18)	(987)	(21)	(2,160)
CASH FLOWS FROM FINANCING ACTIVITIES:
Prepayment of Secured Senior Notes due 2019	(2,875)	—	—	—	(2,875)
Payments of Canadian Health Care Trust Notes	—	—	(254)	—	(254)
Repayments of Tranche B Term Loan due 2017	(24)	—	—	—	(24)
Repayment of Tranche B Term Loan due 2018	(13)	—	—	—	(13)
Payments of Mexican development banks credit facilities	—	—	(466)	—	(466)
Proceeds from Mexico Bank Loan due 2022	—	—	500	—	500
Debt issuance costs	—	—	(5)	—	(5)
Repayment of debt issuance premium on secured senior notes	(93)	—	—	—	(93)
Net repayments of financial obligations - related party	(12)	—	—	—	(12)
Net repayments of other financial obligations- third party	(64)	—	(22)	—	(86)
Dividend to FCA in exchange for equity investment	—	—	(94)	—	(94)
Special distribution paid to member	(1,338)	—	—	—	(1,338)
Distribution for state tax withholding obligations and other taxes on behalf of member	(1)	—	—	—	(1)
Dividends issued by subsidiaries	—	(26)	(26)	52	—
Return of capital to parent	—	—	(23)	23	—
Net increase (decrease) in loans to subsidiaries	(36)	(87)	39	84	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,456)	(113)	(351)	159	(4,761)
Effect of exchange rate changes on cash and cash equivalents	—	—	(259)	—	(259)
Net change in cash and cash equivalents	(722)	(9)	(857)	—	(1,588)
Cash and cash equivalents at beginning of period	11,125	112	3,301	—	14,538
Cash and cash equivalents at end of period	$10,403	$103	$2,444	$—	$12,950

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2014
	Parent	Guarantors	Non- Guarantors	Consolidating Adjustments	FCA US LLC Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$3,941	$431	$1,093	$(623)	$4,842
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(1,762)	(29)	(785)	—	(2,576)
Proceeds from disposals of property, plant and equipment	18	—	—	—	18
Purchases of equipment and other assets on operating leases	—	(5)	—	—	(5)
Proceeds from disposals of equipment and other assets on operating leases	—	3	—	—	3
Change in restricted cash	14	—	5	—	19
Other	(2)	—	1	—	(1)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,732)	(31)	(779)	—	(2,542)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Senior Secured Notes	2,985	—	—	—	2,985
Proceeds from Tranche B Term Loan due 2018	1,723	—	—	—	1,723
Proceeds from Tranche B Term Loan due 2017	247	—	—	—	247
Prepayment of VEBA Trust Note	(4,587)	—	—	—	(4,587)
Payments of Canadian Health Care Trust Notes	—	—	(77)	—	(77)
Repayments of Tranche B Term Loan due 2017	(24)	—	—	—	(24)
Repayment of Tranche B Term Loan due 2018	(9)	—	—	—	(9)
Payments of Mexican development banks credit facility	—	—	(22)	—	(22)
Debt issuance costs	(14)	—	—	—	(14)
Repayment of debt issuance premium on secured senior notes	(12)	—	—	—	(12)
Net repayments of financial obligations - related party	(17)	—	(4)	—	(21)
Net repayments of other financial obligations - third party	(60)	—	27	—	(33)
Special distribution paid to our members	(1,900)	—	—	—	(1,900)
Distribution for state tax withholding obligations and other taxes on behalf of members	(70)	—	—	—	(70)
Dividends issued by subsidiaries	—	(24)	(26)	50	—
Net increase (decrease) in loans to subsidiaries	(666)	(266)	359	573	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,404)	(290)	257	623	(1,814)
Effect of exchange rate changes on cash and cash equivalents	—	—	(212)	—	(212)
Net change in cash and cash equivalents	(195)	110	359	—	274
Cash and cash equivalents at beginning of period	10,256	171	2,917	—	13,344
Cash and cash equivalents of held for sale operations at beginning of period	—	—	—	—	—
Net change in cash and cash equivalents	(195)	110	359	—	274
Less: Cash and cash equivalents of held for sale operations at end of period	—	—	41	—	41
Cash and cash equivalents at end of period	$10,061	$281	$3,235	$—	$13,577

FCA US LLC AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Note 20. Subsequent Events
On October 22, 2015, FCA US and the UAW signed a new four-year national collective bargaining agreement, which will expire in September 2019. The provisions of the new agreement continue certain opportunities for success-based compensation upon meeting certain quality and financial performance metrics. The agreement closes the pay gap between "Traditional" and "In-progression" employees over an eight year period and will continue to provide UAW-represented employees with a simplified adjusted profit sharing plan. The adjusted profit sharing plan will be effective for the 2016 plan year and is directly aligned with FCA North American segment ("NAFTA") profitability. The agreement includes lump-sum payments in lieu of further wage increases of primarily $4,000 for "Traditional" employees and $3,000 for "In-progression" employees totaling approximately $141 million that will be paid to UAW members on November 6, 2015. These payments will be amortized ratably over the four-year labor agreement period.

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
The Company was formed on April 28, 2009 as a Delaware limited liability company. Our sole beneficial owner is FCA, which holds a 100 percent ownership interest in us, effective as of the October 12, 2014 merger of Fiat with and into FCA, or the Merger. Prior to the Merger, Fiat held a 100 percent ownership interest in us, effective as of its January 21, 2014 acquisition of the 41.5 percent of our membership interests held by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, or UAW, Retiree Medical Benefits Trust, or the VEBA Trust. On January 21, 2014, Fiat completed a transaction, or the Equity Purchase Agreement, in which its 100 percent owned subsidiary, FCA North America Holdings LLC, formerly known as Fiat North America LLC, or FCA NA, indirectly acquired from the VEBA Trust all of the membership interests in the Company not previously held by FCA NA. Refer to Note 15, Other Transactions with Related Parties for additional information regarding this transaction.
Effective January 1, 2015, FCA NA became the 100 percent direct owner of our membership interests resulting in our change in tax status. Refer to Note 15, Other Transactions with Related Parties, for additional information.
We design, engineer, manufacture, distribute and sell vehicles under the brand names Chrysler, Jeep, Dodge, Ram and the SRT performance vehicle designation, as well as Mopar service parts and accessories, to dealers and distributors for sale to retail customers and fleet customers. Our product lineup includes passenger cars, utility vehicles (including sport utility vehicles, or SUVs, and crossover vehicles, or CUVs), minivans, trucks and commercial vans. We also manufacture certain vehicles in Mexico, which are distributed by us throughout North America and select markets and sold to FCA for distribution in other select markets. The majority of our operations, employees, independent dealers and vehicle sales are in North America, principally in the U.S. Approximately 10 percent of our vehicle sales during both 2014 and the nine months ended September 30, 2015 were outside North America, principally in Asia Pacific, South America and Europe. Vehicle, service parts and accessories sales outside North America are primarily through our 100 percent owned, affiliated or independent distributors and dealers. FCA is the distributor of our vehicles and service parts in Europe and Brazil, selling our products through a network of independent dealers. We are the distributor for Fiat and Alfa Romeo brand vehicles and service parts throughout North America. We are also the distributor for FCA vehicles in select markets outside of Europe. In addition, FCA manufactures certain vehicles for us, which we sell in the U.S. and internationally.
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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015 (1)(2)			2014 (1)(2)			2015 (1)(2)			2014 (1)(2)
	FCA US	Industry	Percentage of Industry (3)	FCA US	Industry	Percentage of Industry (3)	FCA US	Industry	Percentage of Industry (3)	FCA US	Industry	Percentage of Industry (3)
	(vehicles in thousands)
U. S.	573	4,620	12.4%	536	4,350	12.3%	1,655	13,310	12.4%	1,556	12,655	12.3%
Canada	79	534	14.9%	78	526	14.9%	227	1,485	15.3%	225	1,451	15.5%
Mexico	22	344	6.3%	18	298	5.8%	61	970	6.3%	54	813	6.6%
Total North America	674	5,498	12.3%	632	5,174	12.2%	1,943	15,765	12.3%	1,835	14,919	12.3%
Rest of World	63			79			217			220
Total Worldwide	737			711			2,160			2,055

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.

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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015 (1)(2)			2014 (1)(2)			2015 (1)(2)			2014 (1)(2)
	FCA US	Industry	Percentage of Industry (3)	FCA US	Industry	Percentage of Industry (3)	FCA US	Industry	Percentage of Industry (3)	FCA US	Industry	Percentage of Industry (3)
	(vehicles in thousands)
Cars
Small	26	752	3.4%	31	796	3.9%	90	2,331	3.8%	87	2,352	3.7%
Mid-size	40	761	5.3%	39	754	5.1%	148	2,190	6.8%	122	2,212	5.5%
Full-size	35	180	19.4%	36	205	17.5%	110	545	20.3%	112	644	17.3%
Sport	15	160	9.5%	13	159	8.2%	53	506	10.5%	42	476	8.8%
Total Cars	116	1,853	6.3%	119	1,914	6.2%	401	5,572	7.2%	363	5,684	6.4%
Minivans	50	131	38.4%	70	139	50.6%	126	367	34.4%	212	418	50.8%
Utility Vehicles	279	1,769	15.8%	225	1,520	14.8%	769	4,929	15.6%	644	4,358	14.8%
Pick-up Trucks	112	651	17.2%	110	581	19.0%	314	1,810	17.3%	306	1,634	18.7%
Van & Medium Duty Trucks	16	216	7.2%	12	196	6.3%	45	632	7.1%	31	561	5.6%
Total Vehicles	573	4,620	12.4%	536	4,350	12.3%	1,655	13,310	12.4%	1,556	12,655	12.3%

(1)	Certain fleet sales that are accounted for as operating leases are included in vehicle sales.

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

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014		2015	2014
	(vehicles in thousands)
Retail	636	582	54	1,816	1,667	149
Fleet	109	107	2	400	390	10
Contract manufacturing	5	11	(6)	32	38	(6)
Worldwide Factory Shipments	750	700	50	2,248	2,095	153
Adjust for GDP activity during the period:
Less: Vehicles shipped	(5)	(15)	10	(64)	(89)	25
Plus: Vehicles auctioned	17	13	4	73	47	26
Net Worldwide Factory Shipments	762	698	64	2,257	2,053	204

Consolidated Results
The following is a discussion of the results of operations for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 and the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The discussion of certain line items (Cost of sales, Gross margin, Selling, administrative and other expenses, and Research and development expenses) includes a presentation of such line items as a percentage of revenues, for the respective periods presented, to facilitate the discussion of the three months ended September 30, 2015 compared to the same period in 2014 and the nine months ended September 30, 2015 compared to the same period in 2014.
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Revenues, Net

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014
	(in millions of dollars)
Revenues, net	$21,755	$20,660	$1,095	5.3%
Revenues for the three months ended September 30, 2015 increased $1,095 million as compared to the three months ended September 30, 2014. Approximately $1,800 million of the increase was attributable to an increase in volume, which was due to an increase in our net worldwide factory shipments from 698 thousand vehicles for the three months ended September 30, 2014 to 762 thousand vehicles for the three months ended September 30, 2015. The 9 percent period over period increase in our net worldwide factory shipments was driven primarily by increased demand for our vehicles, including the all-new 2015 Jeep Renegade, which began arriving in dealerships March 2015. These increases were partially offset by a reduction in Chrysler 200 shipments.
Overall, demand for our vehicles has increased, as evidenced by a 7 percent period over period increase in our U.S. vehicle sales, which was primarily driven by a 6 percent increase in our U.S. retail sales for the three months ended September 30, 2015 as compared to the same period in 2014. Our U.S. market share increased 10 basis points to 12.4 percent for the three months ended September 30, 2015.
Partially offsetting the higher revenues, was approximately $300 million of unfavorable net pricing composed of higher incentive spending on certain vehicles in our portfolio and unfavorable foreign currency exchange impacts primarily related to the Canadian Dollar, partially offset by favorable pricing, including dealer discount reductions, and pricing for enhanced content. We also had lower revenues of approximately $300 million due to a shift in market and vehicle mix.
During the three months ended September 30, 2015, based on management's current assessment, we recorded $99 million of incentives as a reduction to Revenues, net related to vehicles affected by the explosions in Tianjin, China. Refer to Note 11, Commitments, Contingencies and Concentrations, for additional information. Our non-GAAP financial measures for the three months ended September 30, 2015 exclude this charge.
During the third quarter 2014, we recorded a $4 million remeasurement charge as a reduction to Revenues, net, as a result of foreign currency devaluation due to changes in the exchange rate determined by an auction process conducted by Venezuela's Supplementary Foreign Currency Administration System, or SICAD, referred to as the SICAD I rate, which was partially offset by a net foreign currency transaction gain of $1 million due to the impact of changes in Venezuelan Bolivar, or VEF, per U.S. Dollar, or USD on certain other transactions. Refer to Note 17, Venezuelan Currency Regulations and Devaluation, for further detail.
Cost of Sales

	Three Months Ended September 30,				Increase (Decrease)
	2015	Percentage of Revenues	2014	Percentage of Revenues
		(in millions of dollars)
Cost of sales	$19,589	90.0%	$17,803	86.2%	$1,786	10.0%
Gross margin	2,166	10.0%	2,857	13.8%	(691)	(24.2)%

We procure a variety of raw materials, parts, supplies, utilities, transportation and other services from numerous suppliers to manufacture our vehicles, parts and accessories, primarily on a purchase order basis. The raw materials we use typically consist of steel, aluminum, resin, copper, lead and precious metals including platinum, palladium and rhodium. The cost of materials and components makes up the majority of our cost of sales, which was approximately 73 percent and 76 percent for the three months ended September 30, 2015 and 2014, respectively. The remaining costs primarily include labor costs, consisting of direct and indirect wages and fringe benefits, as well as depreciation and amortization costs. Cost of sales also includes warranty and product-related costs, as well as depreciation expense related to our GDP vehicles. Fluctuations in costs of sales are primarily driven by the number of vehicles that we produce and sell.
Cost of sales for the three months ended September 30, 2015 increased $1,786 million compared to the same period in 2014, approximately $1,400 million of which was attributable to an increase in our net worldwide factory shipments.
Given recent increases in both the cost and frequency of recall campaigns and increased regulatory activity across the industry in the U.S. and Canada, an additional actuarial analysis, that gives greater weight to the more recent calendar year trends in recall campaign activity, has been added to the adequacy assessment to estimate future recall costs. This reassessment resulted in a change in estimate for the campaign accrual of $848 million for the U.S. and Canada for estimated future recall campaign costs for vehicles sold in prior periods, which has been excluded from our non-GAAP financial measures for the three months ended September 30, 2015. In addition, and in connection with this reassessment, we recorded a $73 million charge related to the increase in the accrual rate per vehicle sold during the three months ended September 30, 2015. Refer to Note 8, Accrued Expenses and Other Liabilities, for additional information.
In addition, we incurred higher product costs of approximately $200 million associated with vehicle components and content enhancements on our new models.
During the three months ended September 30, 2015, we recorded a charge of $60 million to reduce the value of our inventory held in China to the estimated net realizable value for our vehicles that were impacted by the explosions in Tianjin, China discussed above. Refer to Note 11, Commitments, Contingencies and Concentrations, for additional information. Our non-GAAP financial measures for the three months ended September 30, 2015 exclude this charge.
The increase in Cost of Sales was partially offset by favorable purchase price variances associated with foreign currency fluctuations of approximately $500 million primarily related to the Canadian Dollar. In addition, Cost of Sales was reduced by approximately $300 million of favorable market and vehicle mix.
Gross margin for the three months ended September 30, 2015 decreased $691 million, or 24.2 percent on an absolute basis, as compared to the same period in 2014. Gross margin increased by approximately $400 million related to increases in our net worldwide factory shipments. In addition, gross margin increased approximately $200 million related to net pricing increases due to positive pricing actions and dealer discount reductions partially offset by higher incentives. Effects of foreign currency fluctuations in Revenues, net and Cost of Sales primarily related to the Canadian dollar were not material to Gross Margin. Offsetting the increases to gross margin was a decrease of $848 million due to a change in estimate for the campaign accrual for the U.S. and Canada for estimated future recall campaign costs for vehicles sold in prior periods and a $73 million charge related to an increase in the accrual rate per vehicle sold during the three months ended September 30, 2015. Furthermore, gross margin decreased by $159 million due to charges related to the explosions in Tianjin, China. In addition, gross margin decreased by approximately $200 million associated with vehicle components and content enhancements on our new models.
Selling, Administrative and Other Expenses

	Three Months Ended September 30,				Increase (Decrease)
	2015	Percentage of Revenues	2014	Percentage of Revenues
		(in millions of dollars)
Selling, administrative and other expenses	$1,308	6.0%	$1,326	6.4%	$(18)	(1.4)%
Selling, administrative and other expenses include advertising, personnel, warehousing and other costs. Advertising expenses accounted for approximately 56 percent of these costs during the three months ended September 30, 2015 and 54 percent of the costs during the three months ended September 30, 2014.
Advertising expenses consist primarily of national and regional media campaigns, as well as marketing support in the form of trade and auto shows, events, and sponsorships. Typically, we incur greater advertising costs in the initial months that new or refreshed vehicles are available to customers in the dealerships. Advertising expenses remained relatively consistent period over period. During the three months ended September 30, 2015, advertising expenses supported our recent vehicle launches, including the all-new 2015 Jeep Renegade and all-new 2015 Fiat 500X. During the three months ended September 30, 2014, advertising expenses supported vehicle launches, including the Jeep Cherokee and the all-new 2015 Chrysler 200.
Research and Development Expenses, Net

	Three Months Ended September 30,				Increase (Decrease)
	2015	Percentage of Revenues	2014	Percentage of Revenues
		(in millions of dollars)
Research and development expenses, net	$579	2.7%	$565	2.7%	$14	2.5%
We conduct research and development for new and existing vehicles and technologies to improve performance, safety, fuel efficiency, reliability, comfort and convenience and consumer perception of our vehicles. Research and development expenses consist primarily of material costs and personnel related expenses that support development of new and existing vehicles and powertrain technologies, including the building of three-dimensional models, virtual simulations, prototype building and testing (including with respect to the integration of safety and powertrain technologies) and assembly of pre-production pilot models. Additionally, research and development activities focus on improved fuel efficiency and reduced emissions. We share access to certain platforms, vehicles, products and technologies with FCA. Likewise, costs are shared with FCA related to joint engineering and development activities and we reimburse each other based upon costs agreed to under our cost sharing arrangements. Our research and development expenses for the three months ended September 30, 2015 and 2014 are net of reimbursements of $4 million and $10 million, respectively. Research and development expenses remained relatively consistent period over period.
Restructuring Expense (Income), Net

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014
	(in millions of dollars)
Restructuring expense (income), net	$(1)	$1	$2	NM
In connection with our transaction with Old Carco in June 2009, we assumed certain liabilities related to specific restructuring actions commenced by Old Carco. During the three months ended September 30, 2015, we made favorable refinements to restructuring reserve estimates resulting in restructuring income of approximately $1 million. Refer to Note 16, Restructuring Actions, for additional information.
In February 2014, we undertook a voluntary severance program in Venezuela to facilitate workforce reductions. During the three months ended September 30, 2014, we incurred approximately $1 million of restructuring expense associated with this program.

Interest Expense

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014
	(in millions of dollars)
Interest expense	$132	$209	$(77)	(36.8)%
Interest expense included the following:

	Three Months Ended September 30,
	2015	2014
	(in millions of dollars)
Financial interest expense:
2019 Notes	$—	$58
2021 Notes	63	63
Tranche B Term Loan due 2017	28	28
Tranche B Term Loan due 2018	14	14
Canadian Health Care Trust Notes	11	19
Mexico bank debt	5	11
Other	11	19
Interest accretion (1)	12	10
Capitalized interest related to capital expenditures	(12)	(13)
Total	$132	$209

(1) Interest accretion is primarily related to debt discounts/premiums, debt issuance costs and fair value adjustments.
The decrease in interest expense resulted primarily from the May 2015 redemption of our Secured Senior Notes due 2019, or 2019 Notes, the January 2015 and July 2015 prepayments of the Canadian Health Care Trust Tranche A Note, or Canadian HCT Tranche A Note, and the March 2015 refinancing of the Mexican development banks credit facilities. Refer to Note 9, Financial Liabilities, for additional information.
(Gain) loss on Extinguishment of Debt, Net

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014
	(in millions of dollars)
(Gain) loss on extinguishment of debt, net	$(18)	$—	$(18)	NM
On July 31, 2015 we made a prepayment on the Canadian HCT Tranche A Note of the remaining scheduled payments due on June 30, 2016 and June 30, 2017. In connection with this prepayment, we recorded a non-cash gain of $18 million during the three months ended September 30, 2015. No gains or losses were recorded for the extinguishment of debt in the three months ended September 30, 2014. Refer to Note 9, Financial Liabilities, for additional information.
Income Tax Expense

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014
	(in millions of dollars)
Income tax expense	$106	$162	$(56)	NM
Effective January 1, 2015, FCA NA became our single member and, as a result, we are no longer treated as a partnership for U.S. federal, state and local income tax purposes. Instead, we and certain of our U.S. subsidiaries are now treated for financial reporting purposes as if we were separately subject to U.S. federal, state and local income taxes. The $56 million decrease in our income tax expense is primarily due to a decrease in current quarter earnings, offset by the increased annual effective tax rate caused by the change in our tax status. Refer to Note 10, Income Taxes, for additional information.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Revenues, Net

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014
	(in millions of dollars)
Revenues, net	$65,271	$60,104	$5,167	8.6%
Revenues for the nine months ended September 30, 2015 increased $5,167 million as compared to the nine months ended September 30, 2014. Approximately $5,600 million of the increase was attributable to an increase in volume, which was due to an increase in our net worldwide factory shipments from 2,053 thousand vehicles for the nine months ended September 30, 2014 to 2,257 thousand vehicles for the nine months ended September 30, 2015. The 9.9 percent period over period increase in our net worldwide factory shipments was driven primarily by increased demand for our vehicles, including the all-new 2015 Jeep Renegade, which began arriving in dealerships March 2015, Jeep Cherokee, and our Ram 1500. In addition, we had reduced shipments of minivans due to the temporary shutdown of the Windsor assembly plant for re-tooling from February 2015 to May 2015 in preparation for the launch of an all-new 2017 Chrysler Town and Country expected next year.
Overall, demand for our vehicles has increased, as evidenced by a 6 percent period over period increase in our U.S. vehicle sales, which was primarily driven by a 6 percent increase in our U.S. retail sales for the nine months ended September 30, 2015 as compared to the same period in 2014. Our U.S. market share increased 10 basis points to 12.4 percent for the nine months ended September 30, 2015.
Partially offsetting the higher revenues was approximately $100 million of unfavorable net pricing composed of higher incentive spending on certain vehicles in our portfolio and unfavorable foreign currency exchange impacts primarily related to the Canadian Dollar partially offset by favorable pricing, including dealer discount reductions, and pricing for enhanced content. In addition, we had a decrease of approximately $200 million due to a shift in market and vehicle mix. During the nine months ended September 30, 2015, based on management's current assessment, we recorded $99 million of incentives as a reduction to Revenues, net related to vehicles affected by the explosions in Tianjin, China. Refer to Note 11, Commitments, Contingencies and Concentrations, for additional information. Our non-GAAP financial measures for the nine months ended September 30, 2015 exclude this charge.
During the nine months ended September 30, 2015, as a result of adopting the SIMADI exchange rate at June 30, 2015 we recorded remeasurement charges on our VEF denominated net monetary assets, including cash and cash equivalents in Venezuela, of $59 million as a reduction to Revenues, net using an exchange rate of 197.3 VEF per USD. During the nine months ended September 30, 2015, we recorded an approximately $4 million charge as a reduction to Revenues, net, related to our Venezuelan subsidiary that exchanged VEF for USD utilizing the SIMADI exchange rate of 189.0 VEF to USD for a purchase of parts. Refer to Note 17, Venezuelan Currency Regulations and Devaluation, for further detail.
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

Cost of Sales

	Nine Months Ended September 30,				Increase (Decrease)
	2015	Percentage of Revenues	2014	Percentage of Revenues
		(in millions of dollars)
Cost of sales	$57,261	87.7%	$51,883	86.3%	$5,378	10.4%
Gross margin	8,010	12.3%	8,221	13.7%	(211)	(2.6)%
We procure a variety of raw materials, parts, supplies, utilities, transportation and other services from numerous suppliers to manufacture our vehicles, parts and accessories, primarily on a purchase order basis. The raw materials we use typically consist of steel, aluminum, resin, copper, lead and precious metals including platinum, palladium and rhodium. The cost of materials and components makes up the majority of our cost of sales, which was approximately 77 percent for the nine months ended September 30, 2015 and 76 percent for the nine months ended September 30, 2014. The remaining costs primarily include labor costs, consisting of direct and indirect wages and fringe benefits, as well as depreciation and amortization costs. Cost of sales also includes warranty and product-related costs, as well as depreciation expense related to our GDP vehicles. Fluctuations in costs of sales are primarily driven by the number of vehicles that we produce and sell.
Cost of sales for the nine months ended September 30, 2015 increased $5,378 million compared to the same period in 2014, approximately $4,500 million of which was attributable to an increase in our net worldwide shipments. During the nine months ended September 30, 2015, we incurred higher product costs of approximately $600 million associated with vehicle components and content enhancements on our new models. Our warranty costs increased approximately $300 million over the same period last year, which included the effects of recently approved recall campaigns.
Given recent increases in both the cost and frequency of recall campaigns and increased regulatory activity across the industry in the U.S. and Canada, an additional actuarial analysis, that gives greater weight to the more recent calendar year trends in recall campaign activity, has been added to the adequacy assessment to estimate future recall costs. This reassessment resulted in a change in estimate for the campaign accrual of $848 million for the U.S. and Canada for estimated future recall campaign costs for vehicles sold in prior periods, which has been excluded from our non-GAAP financial measures for the nine months ended September 30, 2015. In addition, and in connection with this reassessment, we recorded a $73 million charge related to the increase in the accrual rate per vehicle sold during the three months ended September 30, 2015.
In addition to the remeasurement charges discussed above, we also recorded a charge of $30 million to reduce inventory held in Venezuela to the lower of cost or market as, due to pricing controls, we are unable to increase the VEF sales price in Venezuela to compensate for the devaluation.
During the nine months ended September 30, 2015, we recorded a charge of $60 million to reduce the value of our inventory held in China to the estimated net realizable value for our vehicles that were impacted by the explosions in Tianjin, China discussed above. Refer to Note 11, Commitments, Contingencies and Concentrations, for additional information. Our non-GAAP financial measures for the nine months ended September 30, 2015 exclude this charge. These increases were partially offset by favorable purchase price variances associated with foreign currency fluctuations primarily due to the Canadian Dollar of approximately $900 million. In addition, Cost of sales was reduced by approximately $100 million of other lower costs, none of which were independently material.
Gross margin for the nine months ended September 30, 2015 decreased $211 million, or 2.6 percent, on an absolute basis as compared to the same period in 2014. Gross margin increased by approximately $1,100 million related to increases in our net worldwide factory shipments and increased $800 million due to net pricing increases due to positive pricing actions and dealer discount reductions partially offset by higher incentives. Offsetting the increases to gross margin was a decrease of $848 million due to a change in estimate for the campaign accrual for the U.S. and Canada for estimated future recall campaign costs for vehicles sold in prior periods and a $73 million charge related to an increase in the accrual rate per vehicle sold during the three months ended September 30, 2015. Gross margin decreased approximately $300 million for higher warranty costs over the same period last year, which included the effects of recently approved recall campaigns. In addition, gross margin also decreased $600 million due to higher product costs, $200 million related to unfavorable mix, $159 million for charges related to the explosions in Tianjin, China and $100 million of other lower costs, none of which were independently material. Gross margin decreased due to charge of $30 million to reduce inventory held in Venezuela to the lower of cost or market as described above. Effects of foreign currency fluctuations in Revenues, net and Cost of Sales primarily related to the Canadian dollar were not material to Gross Margin.

Selling, Administrative and Other Expenses

	Nine Months Ended September 30,				Increase (Decrease)
	2015	Percentage of Revenues	2014	Percentage of Revenues
		(in millions of dollars)
Selling, administrative and other expenses	$4,033	6.2%	$4,636	7.7%	$(603)	(13.0)%
Selling, administrative and other expenses include advertising, personnel, warehousing and other costs. During the nine months ended September 30, 2015, Selling, administrative and other expenses included a charge of $90 million, which reflected the costs of compliance with the recent National Highway Traffic Safety Administration, or NHTSA, consent order, or Consent Order. During the nine months ended September 30, 2014, Selling, administrative and other expenses included an infrequent charge of $672 million, which reflected the costs associated with the January 2014 memorandum of understanding, or MOU, to supplement the existing collective bargaining agreement with the UAW, in exchange for the UAW’s specific commitment to our continued roll-out of our World Class Manufacturing, or WCM, programs and long-term business plan. During the nine months ended September 30, 2014, the increases in advertising expense were partially offset by a $21 million reduction of expense related to share-based compensation.
Excluding the NHTSA and MOU charges, advertising expenses accounted for approximately 57 percent and 56 percent of selling, administrative and other expenses for the nine months ended September 30, 2015 and 2014, respectively. Advertising expenses consist primarily of national and regional media campaigns, as well as marketing support in the form of trade and auto shows, events and sponsorships. Typically, we incur greater advertising costs in the initial months that new or refreshed vehicles are available to customers in the dealerships. During the nine months ended September 30, 2015, advertising expenses supported our vehicle launch of the all-new 2015 Jeep Renegade. Advertising expenses remained relatively consistent period over period.
Research and Development Expenses, Net

	Nine Months Ended September 30,				Increase (Decrease)
	2015	Percentage of Revenues	2014	Percentage of Revenues
		(in millions of dollars)
Research and development expenses, net	$1,694	2.6%	$1,726	2.9%	$(32)	(1.9)%
We conduct research and development for new and existing vehicles and technologies to improve performance, safety, fuel efficiency, reliability, comfort and convenience and consumer perception of our vehicles. Research and development expenses consist primarily of material costs and personnel related expenses that support development of new and existing vehicles and powertrain technologies, including the building of three-dimensional models, virtual simulations, prototype building and testing (including with respect to the integration of safety and powertrain technologies) and assembly of pre-production pilot models. Additionally, research and development activities focus on improved fuel efficiency and reduced emissions. We share access to certain platforms, vehicles, products and technologies with FCA. Likewise, costs are shared with FCA related to joint engineering and development activities and we reimburse each other based upon costs agreed to under our cost sharing arrangements. Our research and development expenses for the nine months ended September 30, 2015 and 2014 are net of reimbursements of $11 million and $24 million, respectively. Research and development expenses remained relatively consistent period over period.
Restructuring Expense (Income), Net

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014
	(in millions of dollars)
Restructuring expense (income), net	$(8)	$5	$(13)	NM
In connection with our transaction with Old Carco in June 2009, we assumed certain liabilities related to specific restructuring actions commenced by Old Carco. During the nine months ended September 30, 2015 and 2014, we made favorable refinements to restructuring reserve estimates resulting in restructuring income of approximately $9 million and $6 million, respectively. Refer to Note 16, Restructuring Actions, for additional information.
During the nine months ended September 30, 2015 and 2014, we incurred approximately $1 million and $11 million, respectively, of restructuring expense associated with the program in Venezuela described above.
Interest Expense

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014
	(in millions of dollars)
Interest expense	$485	$643	$(158)	(24.6)%
Interest expense included the following:

	Nine Months Ended September 30,
	2015	2014
	(in millions of dollars)
Financial interest expense:
VEBA Trust Note	$—	$44
2019 Notes	85	162
2021 Notes	190	179
Tranche B Term Loan due 2017	83	83
Tranche B Term Loan due 2018	42	37
Canadian Health Care Trust Notes	38	55
Mexico Bank Debt	18	34
Other	37	48
Interest accretion (1)	33	39
Capitalized interest related to capital expenditures	(41)	(38)
Total	$485	$643

(1) Interest accretion is primarily related to debt discounts/premiums, debt issuance costs and fair value adjustments.
The decrease in interest expense resulted primarily from the May 2015 redemption of our 2019 Notes, the January 2015 and July 2015 prepayments of the Canadian HCT Tranche A Note and the March 2015 refinancing of the Mexican development banks credit facilities. In addition, interest expense was reduced due to the February 2014 prepayment of the senior unsecured note issued June 10, 2009 to the VEBA Trust, or VEBA Trust Note, that was funded with new debt issuances which have lower effective interest rates than the VEBA Trust Note. Refer to Note 9, Financial Liabilities, for additional information.
(Gain) loss on Extinguishment of Debt, Net

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014
	(in millions of dollars)
(Gain) loss on extinguishment of debt, net	$63	$504	$(441)	NM
On July 31, 2015 we made a prepayment on the Canadian HCT Tranche A Note of the remaining scheduled payments due on June 30, 2016 and June 30, 2017. In connection with this prepayment, we recorded a non-cash gain of $18 million during the nine months ended September 30, 2015. Additionally, a $71 million loss on extinguishment of debt was recognized in connection with the redemption of the 2019 Notes, which consisted of the payment of a "make-whole" premium in accordance with the terms of the indenture and the write-off of the unamortized debt issuance costs partially offset by the write-off of the remaining unamortized debt premium. Lastly, a $10 million loss on extinguishment of debt was recognized in the same period for the prepayment of the Mexican development banks credit facilities, which consisted of the write-off of the remaining unamortized debt issuance costs. During the nine months ended September 30, 2014, in connection with the prepayment of the VEBA Trust Note in February 2014, we recorded a non-cash charge of $504 million, consisting primarily of the remaining unamortized debt discount. Refer to Note 9, Financial Liabilities, for additional information.
Income Tax (Benefit) / Expense

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014
	(in millions of dollars)
Income tax (benefit) expense	$(1,468)	$213	$(1,681)	NM
Effective January 1, 2015, FCA NA became our single member and, as a result, we are no longer treated as a partnership for U.S. federal, state and local income tax purposes. Instead, we and certain of our U.S. subsidiaries are now treated for financial reporting purposes as if we were separately subject to U.S. federal, state and local income taxes. This change in our tax status required the recognition of a net deferred tax asset, including $2,183 million related to temporary differences on our assets and liabilities, which is recognized as a deferred tax benefit. The $1,681 million increase in our income tax benefit is primarily due to the $2,183 million tax benefit discussed above, reduced by tax expense computed at the increased annual effective tax rate. Refer to Note 10, Income Taxes, for additional information.
Liquidity and Capital Resources
Liquidity Overview
We require significant liquidity in order to meet our obligations and fund our business. Short-term liquidity is required to purchase raw materials, parts and components required for vehicle production, and to fund selling, administrative, research and development and other expenses. In addition to our general working capital needs, we expect to use significant amounts of cash for the following purposes: (i) capital expenditures to support our existing and future products; (ii) principal and interest payments under our financial obligations and (iii) pension and other postretirement benefits, or OPEB, payments.
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
Any actual or perceived limitations of our liquidity, or the liquidity of FCA, may limit the ability or willingness of counterparties, including dealers, consumers, suppliers, lenders and financial service providers, to do business with us, or require us to restrict additional amounts of cash to provide collateral security for our obligations. Our liquidity levels are subject to a number of risks and uncertainties, including those described in Forward-Looking Statements, above, Item 1A. Risk Factors in our 2014 Form 10-K and Part II, Item 1A. Risk Factors in our Q2 Form 10-Q.
Total Available Liquidity
At September 30, 2015, our total available liquidity was $14.3 billion, including $1.3 billion available under our revolving credit facility that matures in May 2016, or the Revolving Facility. We may access the funds under our Revolving Facility, subject to the conditions of our Senior Credit Facilities, which include the tranche B term loan maturing May 24, 2017, or Tranche B Term Loan due 2017, and the Revolving Facility. The proceeds from the Revolving Facility may be used for general corporate and/or working capital purposes. The terms of our Senior Credit Facilities and term loan credit facility that matures on December 31, 2018, or Tranche B Term Loan due 2018, require us to maintain a minimum liquidity of $3.0 billion inclusive of any amounts undrawn on our Revolving Facility. Total available liquidity includes cash and cash equivalents, which are subject to intra-month, foreign currency exchange and seasonal fluctuations. Restricted cash is not included in our presentation of total available liquidity.

The following summarizes our total available liquidity (in millions of dollars):

	September 30, 2015	December 31, 2014
Cash and cash equivalents (1)	$12,950	$14,538
Revolving Facility availability	1,300	1,300
Total Available Liquidity (2)	$14,250	$15,838

(1)
The foreign subsidiaries for which we have elected to indefinitely reinvest earnings outside of the U.S. held $1.0 billion and $1.5 billion of Cash and cash equivalents as of September 30, 2015 and December 31, 2014, respectively. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these subsidiaries, as the earnings are indefinitely reinvested. However, if we determine in the future that it is necessary to repatriate these funds or we sell or liquidate any of these subsidiaries, we may be required either to pay taxes or make distributions to our members to pay taxes associated with the repatriation or the sale or liquidation of these subsidiaries. We may also be required to accrue and pay withholding taxes, depending on the foreign jurisdiction from which the funds are repatriated.

(2)	Excludes the undisbursed $400 million under the FCA Mexico bank loan, which can be drawn subject to meeting certain preconditions.
Refer to —Cash Flows, Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014, for additional information regarding the decrease of $1.6 billion in cash and cash equivalents from December 31, 2014 to September 30, 2015.
Amounts Available for Borrowing under Credit Facilities
As of September 30, 2015, our $1.3 billion Revolving Facility remains undrawn and $0.4 billion remains undisbursed under the $900 million FCA Mexico bank loan, or Mexico Bank Loan. The Tranche B Term Loan due 2017 and the Tranche B Term Loan due 2018 remain fully drawn.
Refer to Note 9, Financial Liabilities, for additional information regarding our FCA Mexico, S.A. de C.V., formerly known as Chrysler de Mexico, S.A. de C.V., or FCA Mexico, credit agreements and to our 2014 Form 10-K for additional information regarding the terms of our financing arrangements.
FCA Revolving Credit Facility
In June 2015, FCA entered into a €5.0 billion syndicated revolving credit facility, or RCF. The RCF, which is available for general corporate purposes and working capital needs of FCA, replaces and expands the €2.1 billion three-year revolving credit facility entered into by FCA on June 21, 2013, and will replace our Revolving Facility.
The RCF is available in two tranches. As of June 30, 2015, the first tranche of €2.5 billion was available and remained undrawn at September 30, 2015. The first tranche matures in July 2018 and has two extension options (one-year and 11-month, respectively) exercisable on the first and second anniversary of signing. The second tranche, which consists of an additional €2.5 billion, matures in June 2020 and will be available upon termination of the Revolving Facility and the elimination of the restrictions under FCA US’s financing documentation on the provision of guarantees and payment of dividends by FCA US for the benefit of the rest of FCA.
FCA US is subject to the covenants in the RCF that has certain provisions that are more restrictive than FCA US’s financing agreements including, but not limited to, limitations on incurrence of indebtedness and any liens on such indebtedness.
Restricted Cash
Restricted cash, which includes cash equivalents, was $309 million as of September 30, 2015. Restricted cash included $207 million held on deposit or otherwise pledged to secure our obligations under various commercial agreements guaranteed by a subsidiary of Daimler AG and $102 million of collateral for other contractual agreements.

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
Cash Flows
Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014
Operating Activities —Nine Months Ended September 30, 2015
For the nine months ended September 30, 2015, our net cash provided by operating activities was $5,592 million and was primarily the result of:

(i)
net income of $3,249 million, adjusted to exclude a non-cash tax benefit of $2,279 million related to our change in tax status and to add back $2,361 million of depreciation and amortization expense (including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts) and the non-cash $63 million net loss on extinguishment debt in connection with the prepayments of the Mexican development bank credit facilities, redemption of the 2019 notes, and the prepayment of the Canadian Tranche A note;

(ii)
$1,361 million increase in accrued warranty costs primarily a result of the $848 million charge for the change in estimate for future campaign recall cost for vehicles sold in prior periods and $73 million related to an increase in the accrual rate per vehicle sold during the three months ended September 30, 2015;

(iii) $1,107 million increase in trade liabilities, primarily due to higher production volumes in September 2015 versus December 2014, the month that our seasonal plant shutdowns occur;
(iv) An estimate of $99 million for incentives related to vehicles affected by the explosions in Tianjin, China. Refer to Note 11, Commitments, Contingencies and Concentrations for further detail on this item; and
(v) a $60 million charge to reduce the value of our inventory held in China to the estimated net realizable value for vehicles that were impacted by the explosions in Tianjin, China. Refer to Note 11, Commitments, Contingencies and Concentrations for further detail on this item.
These increases in our net cash provided by operating activities were partially offset by:

(i)
$328 million increase in trade receivables, primarily due to higher shipment volumes at the end of September 2015 versus December 2014 as a result of our seasonal plant shutdowns. We generally receive payments on sales of vehicles in North America within a few days of shipment from our assembly plants;

(ii)	$758 million increase in inventories, primarily due to seasonal impacts. In comparison, our inventory levels were lower in December 2014 due to our annual plant shutdowns in that month;

(iii)	$191 million in Pension and OPEB contributions; and

(ii)	$70 million cash payment relating to the NHTSA Consent Order paid on September 18, 2015.

Operating Activities —Nine Months Ended September 30, 2014
For the nine months ended September 30, 2014, our net cash provided by operating activities was $4,842 million and was primarily the result of:

(i)
net income of $540 million, adjusted to add back $2,375 million of depreciation and amortization expense(including amortization and accretion of debt discounts, debt issuance costs, fair market value adjustments and favorable and unfavorable lease contracts) and the non-cash $504 million loss on extinguishment of debt associated with the prepayment of the VEBA Trust Note;

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

(v)
a $366 million increase in payables due to FCA as a result of increased purchases of vehicles, parts, services, tooling, machinery and equipment relative to cash disbursements during the third quarter of 2014;

(vi)	a $231 million increase in accrued vehicle residual value guarantees, primarily due to an increase in the number of GDP in-service vehicles;

(vii)	a $178 million increase in accrued sales incentives, primarily due to an increase in retail incentives owed to our U.S. dealers; and

(viii)
$133 million in foreign currency translation losses were recognized as a result of the March and September 2014 remeasurements related to the devaluation of the Venezuelan currency, partially offset by $4 million of net transaction gains to Revenues, net. Refer to Note 17, Venezuelan Currency Regulations and Devaluation, for further detail on both of these items.

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

(iv)	a $271 million increase in prepaid expense related to common capital investment with FCA; and

(v)	a $128 million repayment of capitalized interest on the VEBA Trust Note.
Investing Activities —Nine Months Ended September 30, 2015
For the nine months ended September 30, 2015, our net cash used in investing activities was $2,160 million and was primarily the result of:

(i)	$2,078 million of capital expenditures to support our investments in existing and future products; and

(ii)	$80 million of capital contributions to our joint venture partnership with FCA and Guangzhou Automobile Group Co., Ltd., or GAC.

Investing Activities —Nine Months Ended September 30, 2014
For the nine months ended September 30, 2014, our net cash used in investing activities was $2,542 million and was primarily the result of:

(i)	$2,576 million of capital expenditures to support our investments in existing and future products.
These cash outflows were partially offset by:

(i)	a $19 million decrease in Restricted cash, consistent with the terms of certain commercial agreements; and

(ii)	$18 million of proceeds from disposals of property, plant and equipment, primarily related to the sale of properties within the U.S.
Financing Activities —Nine Months Ended September 30, 2015
For the nine months ended September 30, 2015, our net cash used in financing activities was $4,761 million and was primarily the result of:

(i)
$3,718 million of debt payments, including $2,875 million related to the principal of the 2019 Notes, $466 million related to the Mexican development bank credit facilities, $254 million related to the Canadian Health Care Trust Notes; $24 million payment on Tranche B Term Loan due 2017; $13 million for Tranche B Term Loan due 2018 and $86 million related to capital leases and other financial obligations;

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
Our Net Industrial Cash increased by $1,845 million from $1,759 million at December 31, 2014 to $3,604 million at September 30, 2015, primarily due to Free Cash Flow of $3,432 million for the nine months ended September 30, 2015 partially offset by a $1,338 million special distribution to our member, FCA NA. Refer to —Free Cash Flow, below and —Cash Flows, above for additional information.
Free Cash Flow
Our calculation of Free Cash Flow, as well as a detailed discussion of this measure, are included below in —Non-GAAP Financial Measures —Free Cash Flow.
Free Cash Flow for the nine months ended September 30, 2015 and 2014 totaled $3,432 million and $2,300 million, respectively.
The increase in Free Cash Flow from 2014 to 2015 was due to:

(i)
a $750 million increase in our cash generated from operations. Refer to —Cash Flows, Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014, for additional information regarding the change in our cash generated from operations; and

(ii)
a $382 million decrease in our cash used in investing activities. Refer to —Cash Flows, Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014, for additional information regarding the change in our cash used in investing activities.

Defined Benefit Pension Plans and OPEB Plans —Contributions
During the nine months ended September 30, 2015, employer contributions of $3 million and $47 million were made to both our U.S. and Canadian funded pension plans. For the remainder of 2015, employer contributions to our U.S. funded pension plans are expected to be $229 million, of which $2 million will be made to satisfy minimum funding requirements and $227 million will be discretionary; employer contributions to our Canadian funded pension plans are expected to be $26 million, of which $25 million will be made to satisfy minimum funding requirements and $1 million will be discretionary.
Employer contributions to our unfunded pension and OPEB plans amounted to $13 million and $128 million, respectively, for the nine months ended September 30, 2015. Employer contributions to our unfunded pension and OPEB plans for the remainder of 2015 are expected to be $3 million and $42 million, respectively, which represent the expected benefit payments to participants.
Our funding policy for defined benefit pension plans is to contribute at least the minimum amounts required by applicable laws and regulations. Occasionally, additional discretionary contributions in excess of those legally required are made to achieve certain desired funding levels. In the U.S. and Canada, these excess amounts are tracked, and the resulting credit balance can be used to satisfy minimum funding requirements in future years. While the usage of credit balances to satisfy minimum funding requirements is subject to our benefit plans maintaining certain funding levels, we expect to be able to utilize a combination of credit balances and voluntary contributions in 2015 in order to avoid significant increases in future cash contribution levels.
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

The reconciliation of net income (loss) to Adjusted Net Income, Modified Operating Profit and Modified EBITDA is set forth below (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$70	$611	$3,249	$540
Plus:
Charge for MOU with the UAW (1)	—	—	—	672
Tax status change (2)	—	—	(2,279)	—
NHTSA Consent Order (3)	—	—	90	—
Change in estimate for future recall campaign costs (9)	848	—	848	—
Tianjin (China) port explosions (8)	159	—	159	—
(Gain) Loss on extinguishment of debt, net (4) (5) (6) (7)	(18)	—	63	504
Other	33	—	33	—
Tax effect of adjustments	(349)	—	(382)	—
Adjusted Net Income	$743	$611	$1,781	$1,716
Plus:
Income tax expense	455	162	1,193	213
Net interest expense	122	192	447	597
Net pension, OPEB and other employee benefit costs (gains) other than service costs	(67)	(20)	(145)	(18)
Restructuring (income) expense, net	(1)	1	(8)	5
Other financial expense, net	19	—	37	4
Modified Operating Profit	$1,271	$946	$3,305	$2,517
Plus:
Depreciation and amortization expense	784	819	2,337	2,347
Less:
Depreciation and amortization expense for vehicles held for lease	(76)	(99)	(207)	(219)
Modified EBITDA	$1,979	$1,666	$5,435	$4,645

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

(3)
Pursuant to the NHTSA Consent Order, the Company made a $70 million cash payment to NHTSA on September 18, 2015 and will spend approximately $20 million on industry and consumer outreach activities and incentives to enhance certain recall and service campaign completion rates. Refer to Note 11, Commitments, Contingencies and Concentrations, for additional information.

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

(6)
In connection with the July 31, 2015 prepayment of the Canadian HCT Tranche A Note of the remaining scheduled payments due on June 30, 2016 and June 30, 2017, we recognized an $18 million gain on extinguishment of debt. Refer to Note 9, Financial Liabilities, for additional information.

(7)
In connection with the February 2014 prepayment of the VEBA Trust Note, with an original face amount of $4,587 million, we recognized a $504 million loss on extinguishment of debt, consisting primarily of the remaining unamortized debt discount. Refer to Note 9, Financial Liabilities, for additional information.

(8)
During the three months ended September 30, 2015, based on management's current assessment, we recorded $99 million of incentives as a reduction to Revenues, net related to vehicles affected by the explosions. In addition, we recorded a charge of $60 million to reduce the value of our inventory held in China to the estimated net realizable value for our vehicles that were impacted by the explosions in Tianjin, China. Refer to Note 11, Commitments, Contingencies and Concentrations, for additional information. Our non-GAAP financial measures for the three months ended September 30, 2015 exclude these charges.

(9)
Given recent increases in both the cost and frequency of recall campaigns and increased regulatory activity across the industry in the U.S. and Canada, an additional actuarial analysis, that gives greater weight to the more recent calendar year trends in recall campaign activity, has been added to the adequacy assessment to estimate future recall costs. This reassessment resulted in a change in estimate for the campaign accrual of $848 million for the U.S. and Canada for estimated future recall campaign costs for vehicles sold in prior periods, which has been excluded from our non-GAAP financial measures for the three and nine months ended September 30, 2015. Refer to Note 8, Accrued Expenses and Other Liabilities, for additional information.

Net Industrial Cash
We compute Net Industrial Cash as cash and cash equivalents less total financial liabilities. We use Net Industrial Cash as a measure of our financial leverage and believe it is useful in evaluating our financial leverage.
The following is a reconciliation of cash and cash equivalents to Net Industrial Cash (in millions of dollars):

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$12,950	$14,538
Less: Financial liabilities (1)	(9,346)	(12,779)
Net Industrial Cash	$3,604	$1,759

(1)	Refer to Note 9, Financial Liabilities, of our accompanying condensed consolidated financial statements for additional information regarding our financial liabilities.
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

The following is a reconciliation of Net Cash Provided by Operating and Investing Activities to Free Cash Flow (in millions of dollars):

	Nine Months Ended September 30,
	2015	2014
Net Cash Provided by Operating Activities	$5,592	$4,842
Net Cash Used in Investing Activities	(2,160)	(2,542)
Free Cash Flow	$3,432	$2,300
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
The SCUSA Agreement has a ten year term commencing February 2013, subject to early termination in certain circumstances, including the failure by a party to comply with certain of its ongoing obligations under the SCUSA Agreement. In accordance with the terms of the agreement, SCUSA provided us an upfront, nonrefundable payment of $150 million in May 2013, which was recognized as Deferred revenue and is being amortized over ten years. As of September 30, 2015, $114 million remained in Deferred revenue in the accompanying Condensed Consolidated Balance Sheets.
We have provided SCUSA with limited exclusivity rights to participate in specified minimum percentages of certain of our retail financing rate subvention programs. SCUSA has committed to certain revenue sharing arrangements, as well as to consider future revenue sharing opportunities. SCUSA bears the risk of loss on loans contemplated by the SCUSA Agreement. The parties share in any residual gains and losses with respect to consumer leases, subject to specific provisions in the SCUSA Agreement, including limitations on our participation in gains and losses. Our dealers and retail customers also obtain funding from other financing sources.
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
As of September 30, 2015, the maximum potential amount of future payments required to be made in accordance with these other wholesale financing arrangements was approximately $314 million and was based on the aggregate repurchase value of eligible vehicles financed through such arrangements in the respective dealer’s stock. If vehicles are required to be repurchased through such arrangements, the total exposure would be reduced to the extent the vehicles can be resold to another dealer. The fair value of the guarantee was less than $0.1 million at September 30, 2015, which considers both the likelihood that the triggering events will occur and the estimated payment that would be made net of the estimated value of inventory that would be reacquired upon the occurrence of such events. The estimates are based on historical experience.
Other Matters
On July 9, 2012, a lawsuit was filed against us in the Superior Court of Decatur County, Georgia with respect to a March 2012 fatality in a rear-impact collision involving a 1999 Jeep Grand Cherokee. For further discussion of this lawsuit refer to Note 11, Commitments, Contingencies and Concentrations.
On July 24, 2015, we entered into a Consent Order with NHTSA, resolving the issues raised by NHTSA with respect to our execution of 23 recall campaigns in NHTSA’s Special Order issued to the Company on May 22, 2015 and further addressed at a

NHTSA public hearing held on July 2, 2015. For further discussion of the Consent Order with NHTSA refer to Note 11, Commitments, Contingencies and Concentrations.
Explosions at the Port of Tianjin, China
On August 12, 2015, a series of explosions which occurred at a container storage station at the Port of Tianjin, China, impacted several storage areas containing approximately 25,000 FCA branded vehicles of which approximately 13,300 are owned by us and approximately 11,400 vehicles previously sold to our distributor. As of result of the explosions, nearly all of the vehicles in the Port were impacted and some were destroyed. For further discussion of the explosions at the Port of Tianjin refer to Note 11, Commitments, Contingencies and Concentrations.
Employees
The following summarizes the number of our salaried and hourly employees as of the dates noted below:

	September 30, 2015	December 31, 2014
Salaried	22,192	21,628
Hourly	58,506	56,189
Total	80,698	77,817
In the U.S. and Canada combined, substantially all of our hourly employees and approximately 19 percent of our salaried employees were represented by unions under collective bargaining agreements. These represented employees are approximately 64 percent of our worldwide workforce as of September 30, 2015. The UAW and Unifor represent substantially all of these represented employees in the U.S. and Canada, respectively.
On October 22, 2015, FCA US and the UAW signed a new four-year national collective bargaining agreement, which will expire in September 2019. For further discussion of the UAW contract negotiations refer to Note 20, Subsequent Events. The collective bargaining labor agreement between FCA Canada and Unifor will expire September 2016.
On January 21, 2014, we entered into the MOU with the UAW to supplement our existing collective bargaining agreement. For the discussion on the MOU agreement with the UAW refer to Note 15, Other Transactions with Related Parties.

Recent Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board, or FASB, issued updated guidance to simplify the accounting for adjustments made to provisional amounts recognized in a business combination. This update eliminates the requirement to retrospectively account for these provisional adjustments. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. We will comply with this guidance as of January 1, 2016 and it will not have a material impact on our consolidated financial statements.

In August 2015, the FASB issued updated guidance which amends various SEC paragraphs to allow presentation of debt issue costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. These amendments are effective upon issuance and will not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued updated guidance to simplify the subsequent measurement of inventory. The new standard applies to all valuations of inventory excluding the last-in, first-out (LIFO) or the retail inventory method. Under the new standard, inventory should be valued at the lower of cost or net realizable value. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. We will comply with this guidance as of January 1, 2017, and we are evaluating the potential impact on our consolidated financial statements.
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
Critical Accounting Estimates
The accompanying condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. For a discussion of our critical accounting estimates, refer to Item 7 —Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Estimates and Item 8 —Financial Statements and Supplementary Data —Note 2, Basis of Presentation and Significant Accounting Policies, included in our 2014 Form 10-K, as supplemented by the subsequent discussion of Warranty and Product Recalls.
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

We periodically initiate voluntary service and recall actions to address various customer satisfaction, safety and emissions issues related to vehicles we sell. Included in the accrual is the estimated cost of these service and recall actions. The estimated future costs of these actions are based primarily on historical claims experience for our vehicles. Given recent increases in both the cost and frequency of recall campaigns, and increased regulatory activity across the industry in the U.S. and Canada, an additional actuarial analysis that gives greater weight to the more recent calendar year trends in recall campaign activity was added to our adequacy assessment during the three months ended September 30, 2015. This resulted in an increase in the accrual rate per vehicle. Refer to Note 8, Accrued Expenses and Other Liabilities, for additional information.

Estimates of the future costs of these actions are inevitably imprecise due to numerous uncertainties, including the enactment of new laws and regulations, the number of vehicles affected by a service or recall action and the nature of the corrective action. It is reasonably possible that the ultimate cost of these service and recall actions may require us to make expenditures in excess of established accruals over an extended period of time and in a range of amounts that cannot be reasonably estimated. Our estimate of warranty and additional service and recall action obligations is re-evaluated on a quarterly basis. Experience has shown that initial data for any given model year can be volatile; therefore, our process relies upon long-term historical averages until sufficient actual data is available. As actual experience becomes available, it is used to modify the historical averages to ensure that the forecast is within the range of likely outcomes. Resulting accruals are then compared with current spending rates to ensure that the balances are adequate to meet expected future obligations.

Venezuela Devaluation
Due to the continuing deterioration of the economic conditions in Venezuela, as of June 30, 2015 we came to believe it is unlikely that the majority of our future transactions to exchange VEF for USD will be at the SICAD rate. Rather, we determined that the SIMADI exchange rate is the most appropriate rate to use based on the volume of VEF to USD exchange transactions that have occurred in Venezuela utilizing the SIMADI exchange rate as compared to the SICAD.
As a result of adopting the SIMADI exchange rate at June 30, 2015, we recorded remeasurement charges on our VEF denominated net monetary assets, including cash and cash equivalents in Venezuela, of $59 million as a reduction to Revenues, net using an exchange rate of 197.3 VEF per USD. We also recorded a charge of $30 million to reduce inventory held in Venezuela to the lower of cost or market as, due to pricing controls, we are unable to increase the VEF sales price in Venezuela to compensate for the devaluation. The September 30, 2015 exchange rate of 199 VEF to USD did not result in the recording of material charges during the three months ended September 30, 2015.
As of September 30, 2015, we continue to control and therefore consolidate our Venezuelan operations. We will continue to assess conditions in Venezuela and if in the future, we conclude that we no longer maintain control over our operations in Venezuela, we may incur a pre-tax charge of approximately $300 million using the current exchange rate of 199 VEF to USD. Refer to Note 17, Venezuelan Currency Regulations and Devaluation, for additional information.
Share-Based Compensation
During the second quarter of 2015, certain employees of ours received awards which vest in shares of FCA, under a new FCA Equity Incentive Plan. Therefore, we recognize compensation cost for the awards in our financial statements over the requisite service period in accordance with Accounting Standards Codification 718. Also, as we will not provide any consideration to FCA for the awards, we consider this transaction to be a capital contribution from FCA. Share based compensation expense is recorded in Selling, administrative and other expenses in the accompanying Condensed Consolidated Statements of Income. Refer to Note 18, Share-Based Compensation, for additional information.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FCA US LLC

Dated: November 5, 2015	By:	/s/ RICHARD K. PALMER
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